Form 10-Q
period 2005-06-30
Services Acquisition Corp. International
filed 2005-08-15
CIK 1316898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-32552

SERVICES ACQUISITION CORP. INTERNATIONAL

(Exact name of registrant as specified in its charter)

Delaware	20-2122262
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 East Olas Boulevard, Suite 1140 Fort Lauderdale, Florida 33301	33301
(Address of principal executive offices)	(Zip Code)

(954) 713-1165

Registrant’s telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

As of August 13, 2005, 21,000,000 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

SERVICES ACQUISITION CORP. INTERNATIONAL

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Reference is made to our financial statements beginning on page F-1 of this report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of  activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,”   “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission  filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

We were formed on January 6, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business that provides services.  Our initial business combination must be with a target business or businesses whose fair market value is at least equal to 80% of net assets at the time of such acquisition.  We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

On July 6, 2005, we consummated our initial public offering of 15,000,000 units.  On July 7, 2005, we consummated the closing of an additional 2,250,000 units that were subject to the underwriters’ over-allotment option. Each unit consists of one share of common stock and one redeemable common stock purchase warrant.  Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00.  Our common stock and warrants started trading separately as of July 28, 2005.

Our net proceeds from the sale of our units, after deducting certain offering expenses of approximately $1,700,000, including $1,200,000 evidencing the underwriters’ non-accountable expense allowance of 1% of the gross proceeds (excluding the proceeds from the underwriters’ over-allotment), and underwriting discounts of approximately $8,280,000, were approximately $128,020,000. Of this amount, $126,720,000 is being held in trust and the remaining $1,438,200 is being held outside of the trust. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through July 6, 2007, assuming that a business combination is not consummated during that time. From July 6, 2005 through July 6, 2007, we anticipate approximately $180,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, an aggregate of $180,000 for the administrative fees payable to SB Management Corp. and Mercantile Companies, Inc. (a total of $7,500 per month for two years), $100,000 for expenses for the due diligence and investigation of a target business, $50,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $790,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $200,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Commencing on July 6, 2005 and ending upon the acquisition of a target business, we began incurring a fee of $4,875 per month for office space and certain other additional services from SB Management Corp., an affiliate of Steven R. Berrard, our chairman of the board and chief executive officer, and a fee of $2,625 per month for general and administrative services including secretarial support from Mercantile Companies, Inc., an affiliate of I. Steven Edelson, our vice chairman and vice president, and Nathaniel Kramer, one of our directors. In addition, in January, March and June 2005, Messrs. Berrard, Edelson, Kramer and Aucamp loaned us an aggregate of $160,000 to us for payment on our behalf of offering expenses. These loans were repaid following our initial public offering from the proceeds of the offering.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

Item 4.  Controls and Procedures.

Our management carried out an evaluation, with the participation of our chief executive officer (principal executive, financial, and accounting officer), of the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, our chief executive officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no material legal proceedings pending against us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 6, 2005, we consummated our initial public offering of 15,000,000 units.  On July 7, 2005, On April 29, we consummated the closing of an additional 2,250,000 units that were subject to the underwriters’ over-allotment option. Each unit consists of one share of common stock and one redeemable common stock purchase warrant.  Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00.  The units were sold at an offering price of $8.00 per unit, generating total gross proceeds of $138,000,000. Broadband Capital Management LLC acted as lead underwriter. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-122812). The Securities and Exchange Commission declared the registration statement effective on June 29, 2005.

We paid a total of $8,280,000 in underwriting discounts and commissions, and approximately $1,700,000 has been paid for costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $128,020,000, of which $126,720,000 was deposited into a trust fund (or $7.32 per unit sold in the offering) and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVICES ACQUISITION CORP. INTERNATIONAL

Date: August 15, 2005	By:	/s/ Steven R. Berrard
Steven R. Berrard
Chairman of the Board and Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

SERVICES ACQUISITION CORP. INTERNATIONAL

(a corporation in the development stage)

BALANCE SHEET

June 30, 2005

ASSETS

Current asset
Cash	$11,479
Other assets, deferred offering costs	250,484
Total current assets	$261,963

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses	$74,853
Notes payable, stockholders	160,000
Total current liabilities	234,853

Stockholders’ equity
Preferred stock, $.001 par value, authorized 1,000,000 shares; none issued
Common stock, $.001 par value, authorized 70,000,000 shares; issued and outstanding 3,750,000 shares	3,750
Paid-in capital in excess of par	25,429

Deficit accumulated during the development stage	(2,069)
Total stockholders’ equity	27,110
Total liabilities and stockholders’ equity	$261,963

See accompanying notes to financial statements.

SERVICES ACQUISITION CORP. INTERNATIONAL

(a corporation in the development stage)

STATEMENT OF OPERATIONS

For period from January 6, 2005 (inception) to June 30, 2005	Three Months Ended June 30, 2005	For the Period January 6, 2005 (inception) to June 30, 2005

Formation and operating costs	$—	$966
Interest expense	1,103	1,103
Net loss	$1,103	$2,069

Weighted average shares outstanding	3,750,000	3,534,994

Net loss per share	$—	$—

See accompanying notes to financial statements.

SERVICES ACQUISITION CORP. INTERNATIONAL

(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

For period from January 6, 2005 (inception) to June 30, 2005

	Common Stock Shares	Amount	Paid-in Capital in Excess of Par	Deficit Accumulated During the Development Stage	Stockholders Equity

Balance January 6, 2005 (inception)	—	$—	$—	$—	$—

Common shares issued	3,750,000	3,750	25,429	29,179

Net loss	(2,069)	(2,069)

Balances, at June 30, 2005	3,750,000	$3,750	$25,429	$(2,069)	$27,110

See accompanying notes to financial statements.

SERVICES ACQUISITION CORP. INTERNATIONAL

(a corporation in the development stage)

STATEMENT OF CASH FLOWS

For period from January 6, 2005 (inception) to June 30, 2005

Cash flows from operating activities
Net loss	$(2,069)
Increase (decrease) in cash attributable to change in
Accrued expenses	1,103

Net cash used in operating activities	(966)

Cash flows from financing activities
Proceeds from notes payable, stockholders	160,000
Proceeds from sale of stock	29,179
Payments made for deferred offering costs	(176,734)

Net cash provided by financing activities	12,445

Net increase in cash	11,479

Cash, beginning of period	—

Cash, end of period	$11,479

Supplemental schedule of non-cash financing activities:
Accrual of offering costs	$73,750

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

1.      Nature of operations and summary of significant accounting policies

Nature of Operations

Services Acquisition Corp. International (the “Company”) was incorporated in Delaware on January 6, 2005 as a blank check company whose objective is to acquire through a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business (“target business”).

All activity from January 6, 2005 (inception) to June 30, 2005 relates to the Company’s formation and the public offering described below.  The Company has selected December 31 as its fiscal year-end.

The Company’s efforts in identifying a prospective business target will not be limited to a particular industry, although management intends to focus on high margin service businesses with recurring revenues.  The success and ongoing profitability of such business will not necessarily be predicated on continually generating new sales, but rather on forging a valued bond for which switching costs may be high or alternatives of lower value.  Within this context, the Company expects to seek companies displaying a number of characteristics: recurring revenues, focus on a service rather than a product, high gross margins, stable cash flow and opportunities for organic and acquisition growth.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval.  In the event that stockholders owning 20% or more of the outstanding stock, excluding, for this purpose, all current stockholders (“Initial Stockholders”) vote against the business combination, the business combination will not be consummated.  Additionally, the Initial Stockholders have agreed to vote their 3,750,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any business combination after the Company’s completes it initial public offering (“Offering”, please see Subsequent Events for more information on the Company’s Offering, which was completed on July 6, 2005 and July 7, 2005).  After consummation of the Company’s first business combination, all of these voting safeguards will no longer be applicable.

With respect to the first business combination, when it is approved and consummated, any Public Stockholder who voted against the business combination may demand that the Company redeem his or her shares.  The per share redemption price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the business combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering.  Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a business combination.  Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders.

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a business combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied.  In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note 6.)

The financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.  The results of operations for the six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year.  Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The reader is referred to the audited financial statements and notes thereto for the period ended March 31, 2005, filed as part of the Company’s S-1 report.

Common Stock

In March 2005, the Board of Directors of the Company approved a three-for-one stock split in the form of a stock dividend, to all shareholders of record on March 28, 2005.  All transactions and disclosures in the financial statements, related to the Company’s common stock, have been adjusted to reflect the effects of the stock split .

Loss Per Common Share

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  Actual results could differ from those estimates.

2.     Deferred Offering Costs

Deferred offering costs consist principally of accounting fees, legal fees and other fees incurred through the balance sheet date that are related to the Proposed Offering and will be charged to capital upon receipt of the capital raised.

3.      Notes Payable, Stockholders

The Company issued an aggregate of $160,000 in unsecured promissory notes to three stockholders on three separate dates January 26, 2005, March 28, 2005 and June 29, 2005.  The notes bear interest at a rate of 4% per year.  The notes will be paid following the consummation of the Offering from the net proceeds of such offering.  Due to the short-term nature of the notes, the fair value of the notes approximates their carrying amount.

4.      Commitments and contingencies

The Company has agreed to pay up to $7,500 a month in total for office space and general and administrative expense to a related entity and two stockholders.  Upon completion of a business combination or liquidation, the Company will no longer be required to pay these monthly fees.  The monthly fee has been waived through the completion of the Company’s Initial Public Offering (“Offering”).

Certain stockholders have agreed that after the Offering is completed and within the first twenty trading days after separate trading of the warrants has commenced, they or certain of their affiliates or designees will collectively purchase up to 1,000,000 warrants in the public marketplace at prices not to exceed $1.20 per warrant.   They have further agreed that any warrants purchased by them or their affiliates or designees will not be sold or transferred until the completion of a business combination.  In addition, subject to any regulatory restrictions and subsequent to the completion of the purchase of the 1,000,000 warrants described above and within the first twenty trading days after separate trading of the warrants has commenced, the representative of the underwriter, or certain of its principals, affiliates or designees has agreed to purchase up to 500,000 warrants in the public marketplace at prices not to exceed $1.20 per warrant.

As part of the underwriting process, the Company will sell to the representative of the underwriter, for $100, an option to purchase up to a total of 750,000 units. The units issuable upon exercise of this option will be identical to those offered in the Offering except that the warrants included in the option will have an exercise price of $7.50 (125% of the exercise price of the warrants included in the units sold in the Offering).  This option will be exercisable at $10.00 per unit commencing on the later of the consummation of a business combination or June 29, 2006 and expiring June 29, 2010.  The option and the 750,000 units, the 750,000 shares of common stock and the 750,000 warrants underlying such units, and the 750,000 shares of common stock underlying such warrants, have been deemed compensation by the National Association of Securities Dealers (“NASD”) and will therefore be subject to a 180-day lock-up pursuant to Rule 2710(g)(1) of the NASD Conduct Rules.  Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the Offering.  However, the option may be transferred to any underwriter and selected dealer participating in the offering and their bona fide officers or partners.

The Company has engaged Broadband Capital Management LLC to act as the representative of the underwriters, on a non-exclusive basis, as our agent for the solicitation of the exercise of the warrants.  To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the Securities and Exchange Commission, the Company have agreed to pay the representative for bona fide services rendered a commission equal to 5% of the exercise price for each warrant exercised more than one year after the date of this prospectus if the exercise was solicited by the underwriters.  In addition to soliciting, either orally or in writing, the exercise of the warrants, the representative’s services may also include disseminating information, either orally or in writing, to warrant holders about us or the market for our securities, and assisting in the processing of the exercise of the warrants.  No compensation will be paid to the representative upon the exercise of the warrants if:

•              the market price of the underlying shares of common stock is lower than the exercise price;

•              the holder of the warrants has not confirmed in writing that the underwriters solicited the exercise;

•              the warrants are held in a discretionary account;

•              the warrants are exercised in an unsolicited transaction; or

•              the arrangement to pay the commission is not disclosed in the prospectus provided to warrant holders at the time of exercise.

5.      Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors.

6.        Subsequent Events

The registration statement for the Company’s Offering was declared effective June 29, 2005.  On July 6, 2005, the Company sold 15,000,000 units (“Units”) in the Offering and on July 7, the Company sold an additional 2,250,000 Units pursuant to a 45-day option granted to the underwriters to cover any over-allotments.  The Company received net proceeds from the sale of Units of approximately $128,020,000  Each Unit consists of one share of the Company’s common stock, $.001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrant”).   Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing the later of the completion of a business combination with a target business or July 6, 2006 and expiring July 6, 2010.  The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to date on which notice of redemption is given.

An amount of $126,720,000 is being held in a trust account at JP Morgan Chase NY Bank maintained by Continental Stock Transfer & Trust Company and invested until the earlier of (i) the consummation of the Company’s first business combination or (ii) the liquidation of the Company.   Pursuant to the trust agreement, the funds in the trust are currently invested in short-term money market funds that meet certain conditions of the Investment Company Act of 1940.  The remaining proceeds will be used by the Company to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.