Form 10-Q
period 2005-09-30
Services Acquisition Corp. International
filed 2005-11-15
CIK 1316898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-32552

SERVICES ACQUISITION CORP. INTERNATIONAL

(Exact name of registrant as specified in its charter)

Delaware	20-2122262
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

401 East Olas Boulevard, Suite 1140
Fort Lauderdale, Florida 33301	33301
(Address of principal executive offices)	(Zip Code)

(954) 713-1165

(Registrant’s telephone number, including area code)

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

Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of November 13, 2005, 21,000,000 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

SERVICES ACQUISITION CORP. INTERNATIONAL

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

Reference is made to our financial statements beginning on page F-1 of this report.

SERVICES ACQUISITION CORP. INTERNATIONAL

(a corporation in the development stage)

BALANCE SHEET

September 30, 2005

ASSETS

Current asset
Cash	$1,113,757
Cash held in trust	127,334,883
Prepaid expenses	86,866
Total current assets	$128,535,506

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities
Accrued expenses	$109,325

Common stock, subject to possible redemption, 3,448,275 shares at redemption value	25,241,373

Stockholders’ equity
Preferred stock, $.001 par value, authorized 1,000,000 shares; none issued
Common stock, $.001 par value, authorized 70,000,000 shares; issued and outstanding 21,000,000 shares (which includes the 3,448,275 shares subject to possible redemption)	21,000
Paid-in capital in excess of par	102,605,107

Equity accumulated during the development stage	558,701
Total stockholders’ equity	103,184,807
Total liabilities and stockholders’ equity	$128,535,506

See accompanying notes to financial statements.

SERVICES ACQUISITION CORP. INTERNATIONAL

(a corporation in the development stage)

STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2005	For the Period January 6, 2005 (inception) to September 30, 2005

Interest income	$614,883	$614,883

Formation and operating costs	53,951	54,917
Interest expense	162	1,265

Net income	$560,770	$558,701

Weighted average shares outstanding	20,038,043	9,883,134

Net income per share	$0.028	$0.06

See accompanying notes to financial statements.

SERVICES ACQUISITION CORP. INTERNATIONAL

(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

For period from January 6, 2005 (inception) to September 30, 2005

	Common Stock Shares	Amount	Paid-in Capital in Excess of Par	Equity Accumulated During the Development Stage	Stockholders Equity

Balance January 6, 2005 (inception)	—	$—	$—	$—	$—

Common shares issued	3,750,000	3,750	25,429		29,179

Sale of 15,000,000 shares, net of underwriters’ discount and offering expenses (including 2,998,500 shares subject to possible redemption)	15,000,000	15,000	110,903,201		110,918,201

Sale of 2,250,000 shares through the over-allotment option offering, net of underwriters’ discount (including 449,775 shares subject to possible redemption)	2,250,000	2,250	16,917,750		16,920,000

Proceeds subject to possible redemption (3,448,275 shares)			(25,241,373)		(25,241,373)

Proceeds from issuance of option			100		100

Net income				558,701	558,701

Balances, at September 30, 2005	21,000,000	$21,000	$102,605,107	$558,701	$103,184,807

See accompanying notes to financial statements.

SERVICES ACQUISITION CORP. INTERNATIONAL

(a corporation in the development stage)

STATEMENT OF CASH FLOWS

For period from January 6, 2005 (inception) to September 30, 2005

Cash flows from operating activities
Net income	$558,701
Increase (decrease) in cash attributable to change in
Prepaid expenses	(86,866)
Accrued expenses	109,325

Net cash provided by operating activities	581,160

Cash flows from financing activities

Proceeds from sale of stock	29,179
Gross proceeds of public offering	120,000,000
Payments of costs of public offering	(9,081,799)
Gross proceeds of over-allotment option offering	18,000,000
Payments of costs of over-allotment option offering	(1,080,000)
Proceeds from issuance of option	100

Net cash provided by financing activities	127,867,480

Net cash used in investing activity, cash held in trust	(127,334,883)

Net increase in cash	1,113,757

Cash, beginning of period	—

Cash, end of period	$1,113,757

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

1.     Nature of operations and summary of significant accounting policies

Nature of Operations

Services Acquisition Corp. International (the “Company”) was incorporated in Delaware on January 6, 2005 as a blank check company whose objective is to acquire through a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective June 29, 2005.  The Company consummated the offering on July 6, 2005 and received net proceeds of approximately $110,918,000 and executed the over-allotment option offering on July 7, 2005 and received net proceeds of approximately $16,920,000.  The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating company.  As used herein, a “target business” shall include an operating business that provides services and a “business combination” shall mean the acquisition by the Company of such a target business.

The Company’s efforts in identifying a prospective business target will not be limited to a particular industry, although management intends to focus on high margin service businesses with recurring revenue.  The success and ongoing profitability of such business will not necessarily be predicated on continually generating new revenue, but rather on forging a valued bond for which switching costs may be high or alternatives of lower value.  Within this context, the Company expects to seek companies displaying a number of characteristics: recurring revenues, focus on a service rather than a product, high gross margins, stable cash flow and opportunities for organic and acquisition growth.

Upon the closing of the Company’s offering, an amount of $126,720,000 was placed in a trust account at JP Morgan Chase NY Bank maintained by Continental Stock Transfer & Trust Company to be invested until the earlier of (i) the consummation of the Company’s first business combination or (ii) the liquidation of the Company; as of September 30, 2005 the balance in the trust account is $127,334,883.  The remaining proceeds are available to the Company  to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval.  In the event that stockholders owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders prior to the Offering, vote against the business combination, the business combination will not be consummated.  All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 3,750,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any business combination.  After consummation of the Company’s first business combination, all of these voting safeguards will no longer be applicable.

With respect to the first business combination, which is approved and consummated, any Public Stockholder who voted against the business combination may demand that the Company redeem his or her shares.  The per share redemption price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the business combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering.  Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a business combination.  Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders.

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a business combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied.  In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note 2.)

Income Per Common Share

Income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period.

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

Income Taxes

The Company complies with SFAS 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

2.   Initial Public Offering

On July 6, 2005, the Company sold 15,000,000 units (“Units”) in the Offering.  An additional 2,250,000 Units were issued on July 7, 2005 to cover the over-allotment granted to the underwriters.  Each Unit consists of one share of the Company’s common stock, $.001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrant”).  Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing the later of the completion of a business combination with a target business or one year from the effective date of the Offering and expiring five years from the date of the prospectus.  The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to date on which notice of redemption is given.

3.   Commitments and contingencies

The Company has agreed to pay up to $7,500 a month in total for office space and general and administrative expense to a related entity and two stockholders.  Upon completion of a business combination or liquidation, the Company will no longer be required to pay these monthly fees.  The monthly fee has started on July 6, 2005.

As part of the Offering, certain stockholders agreed that after the Offering was completed and within the first twenty trading days after separate trading of the warrants has commenced, they or certain of their affiliates or designees would collectively purchase up to 1,000,000 warrants in the public marketplace at prices not to exceed $1.20 per warrant.   They further agreed that any warrants purchased by them or their affiliates or designees will not be sold or transferred until the completion of a business combination.  In addition, subject to any regulatory restrictions and subsequent to the completion of the purchase of the 1,000,000 warrants described above and within the first twenty trading days after separate trading of the warrants has commenced, the representative of the underwriter, or certain of its principals, affiliates or designees has to purchase up to 500,000 warrants in the public marketplace at prices not to exceed $1.20 per warrant.  The Units separated on July 28, 2005; as per the preceding sentence, management purchased 1,000,000 warrants at an average price of $1.01375 and the underwriter or its affiliated purchased 500,000 warrants at an average price of $0.99.

The Company has sold to the representative of the underwriter, for $100, an option to purchase up to a total of 750,000 units. The units issuable upon exercise of this option are identical to those offered by this prospectus except that the warrants included in the option have an exercise price of $7.50 (125% of the exercise price of the warrants included in the units sold in the offering).  This option is exercisable at $10.00 per unit commencing on the later of the consummation of a business combination and one year from the date of this prospectus and expiring five years from the date of this prospectus.  The option and the 750,000 units, the 750,000 shares of common stock and the 750,000 warrants underlying such units, and the 750,000 shares of common stock underlying such warrants, have been deemed compensation by the National Association of Securities Dealers (“NASD”) and are therefore subject to a 180-day lock-up pursuant to Rule 2710(g)(1) of the NASD Conduct Rules.  Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of this prospectus.  However, the option may be transferred to any underwriter and selected dealer participating in the offering and their bona fide officers or partners.

The Company has engaged Broadband Capital Management LLC to act as the representative of the underwriters, on a non-exclusive basis, as our agent for the solicitation of the exercise of the warrants.  To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the Securities and Exchange Commission, the Company have agreed to pay the representative for bona fide services rendered a commission equal to 5% of the exercise price for each warrant exercised after June 29, 2006 if the exercise was solicited by the underwriters.  In addition to soliciting, either orally or in writing, the exercise of the warrants, the representative’s services may also include disseminating information, either orally or in writing, to warrant holders about us or the market for our securities, and assisting in the processing of the exercise of the warrants.  No compensation will be paid to the representative upon the exercise of the warrants if:

•         the market price of the underlying shares of common stock is lower than the exercise price;

•         the holder of the warrants has not confirmed in writing that the underwriters solicited the exercise;

•       warrants are held in a discretionary account;

•         the warrants are exercised in an unsolicited transaction; or

•         the arrangement to pay the commission is not disclosed in the prospectus provided to warrant holders at the time of exercise.

4.   Preferred Stock

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

                For the three months ended September 30, 2005, we had net income of approximately $560,770, derived from interest income less operating expenses.

                For the period from January 6, 2005 (inception) through September 30, 2005, we had net income of approximately $558,701, derived from interest income less operating expenses.

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

                Our net proceeds from the sale of our units, after deducting certain offering expenses of approximately $1,881,800, including $1,200,000 evidencing the underwriters’ non-accountable expense allowance of 1% of the gross proceeds (excluding the proceeds from the underwriters’ over-allotment), and underwriting discounts of approximately $8,280,000, were approximately $127,838,200—. Of this amount, $126,720,000 is being held in trust and the remaining $1,118,200 is being held outside of the trust. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through July 6, 2007, assuming that a business combination is not consummated during that time. From July 6, 2005 through July 6, 2007, we anticipate approximately $180,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, an aggregate of $180,000 for the administrative fees payable to SB Management Corp. and Mercantile Companies, Inc. (a total of $7,500 per month for two years), $100,000 for expenses for the due diligence and investigation of a target business, $50,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $608,2000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $200,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

                Since our initial public offering, we have been actively engaged in sourcing a suitable business combination candidate.  We have met with target companies, service professionals and other intermediaries to discuss with them our company, the background of our management and our combination preferences.  In the course of these discussions, we have also spent time explaining the capital structure of the initial public offering, the combination approval process, and the timeline under which we are operating before the proceeds of the offering are returned to investors.

                Consistent with the disclosures in our prospectus, we have focused our search on companies in Business Services, Healthcare Services, and Consumer Services.  Of these categories, Business Services and Healthcare Services have represented the majority of the targets we are exploring, with more limited communication with Consumer Service companies.  Overall, we would gauge the environment for target companies to be competitive and we believe that private equity firms and strategic buyers represent our biggest competition.   Our management believes that many of the fundamental drivers of alternative investment vehicles like our company are becoming more accepted by investors and potential business combination targets; these include a difficult IPO environment, a cash-rich investment community looking for differentiated opportunities for incremental yield, and business owners seeking new ways to maximize their shareholder value while remaining invested in the business.  However, there can be no assurance that we will find a suitable business combination in the allotted time.

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

Item 4.  Controls and Procedures.

                Our management carried out an evaluation, with the participation of our chief executive officer (principal executive, financial, and accounting officer), of the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, our chief executive officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

                There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

                We paid a total of $8,280,000 in underwriting discounts and commissions, and approximately $1,881,800 has been paid for costs and expenses related to the offering.

                After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $127,838,200, of which $126,720,000 was deposited into a trust fund (or $7.35 per unit sold in the offering) and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

                For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

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

SERVICES ACQUISITION CORP. INTERNATIONAL

Date: November 14, 2005	By:	/s/ Steven R. Berrard
Steven R. Berrard
Chairman of the Board and Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer)