Form 10-K
period 2005-12-31
Services Acquisition Corp. International
filed 2006-03-29
CIK 1316898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-32552

SERVICES ACQUISITION CORP. INTERNATIONAL

(Exact name of registrant as specified in its charter)

Delaware	20-2122262
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 East Olas Boulevard, Suite 1140
Fort Lauderdale, Florida 33301	33301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (954) 713-1165

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Units, each consisting of one share of Common Stock, $0.001 par value, and One Warrant	American Stock Exchange

Common Stocks, $0.001 par value	American Stock Exchange

Warrants to Purchase Common Stock	American Stock Exchange

Securities registered pursuant to section 12(g) of the Act:  NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒  No ☐

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on December 30, 2005 was $123,165,000.

As of March 24, 2006, the registrant had 21,000,000 shares of common stock outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      Yes ☐  No ☐

DOCUMENTS INCORPORATED BY REFERENCE

NONE

PART I

This 10-K was prepared and relates to the Company as of December 31, 2005. Since that date there has been a Subsequent Event in which the Company has entered into a merger agreement on March 10, 2006 with Jamba Juice Company. An announcement of the merger was made on Monday, March 13, 2006, 2006 and the required 8-K filing, including all related exhibits, was submitted on March 16, 2006. On March 22, 2006 the Company filed an 8-K announcing that Jamba Juice Company shareholders had approved the merger. An excerpt of the two 8-K filings is provided below

When reading this 10-K, please note that all references are to the Company as is existed prior to the March 10, 2006 merger agreement. Whether or not the merger is consummated may have a material impact on the company. Disclosures related to such impact will be filed in the Company’s proxy filing soliciting shareholder approval.

Excerpts from March 16, 2006 8-K filing –

On March 10, 2006, Services Acquisition Corp. International (“SVI”) entered into an Agreement and Plan of Merger (“Merger Agreement”) with JJC Acquisition Company (“JJC”), a wholly-owned California corporate subsidiary of SVI, and Jamba Juice Company, a California corporation (“Jamba Juice”), pursuant to which JJC will merge into Jamba Juice and Jamba Juice will become a wholly-owned subsidiary of SVI. Following completion of the merger, it is anticipated that SVI will change its name to Jamba, Inc. Because SVI will have no other operating business following the merger, Jamba Juice will effectively become a public company at the conclusion of the merger. Jamba Juice is headquartered in San Francisco, California.  Jamba Juice currently has 533 locations, 324 company-owned and 209 franchised, operating in 26 states, the District of Columbia and the Bahamas.

The Merger Agreement provides that at the closing of the merger, the Jamba Juice shareholders will be paid an aggregate of $265,000,000, less $16,000,000 for certain existing indebtedness and the amount of certain transaction related expenses, in cash, for all of the outstanding capital stock of Jamba Juice and the value of all shares of Jamba Juice capital stock issuable upon exercise of all “in-the-money” vested and unvested options and warrants of Jamba Juice, subject to the option holders and warrant holders, in certain instances, having the right to exchange their respective options and warrants into options and warrants of SVI, as further described below. A portion of the purchase price will be funded with cash currently being held in the trust fund established in connection with SVI’s initial public offering and the balance of the purchase price will be funded from the proceeds of a private placement financing, as discussed herein, that is expected to be completed simultaneously with the merger with Jamba Juice.

The Merger Agreement contains representations and warranties of each of SVI and Jamba Juice, as applicable, relating to, among other things, (a) proper corporate organization and similar corporate matters, (b) capitalization, (c) the authorization, performance and enforceability of the Merger Agreement, (d) licenses and permits, (e) taxes, (f) absence of undisclosed liabilities, (g) holding of leases and ownership of other properties, (h) material contracts, (i) title and condition of assets, (j) absence of certain changes, (k) employee and employee benefits matters, (l) compliance with applicable laws, (m) absence of litigation, (n) environmental matters, (o) franchise matters and (p) insurance.

Each of SVI and Jamba Juice has agreed to continue to operate its business in the ordinary course prior to the closing of the merger and additional material covenants include that (i) each party shall obtain all necessary approvals, including stockholder and governmental approvals; (ii) each party shall protect confidential information and maintain the confidentiality of the other’s proprietary information; and (iii) until termination of the Merger Agreement (except as discussed below), not to solicit or accept an alternative Acquisition Proposal, as such term is defined in the Merger Agreement.

The Merger Agreement also provides that if Jamba Juice terminates the Merger Agreement either because the board of directors of Jamba Juice recommends a superior Acquisition Proposal (as such term is defined in the Merger Agreement), the stockholders of Jamba Juice vote against the merger or the stockholders of Jamba Juice do not approve the merger by April 30, 2006, and within six months after the date of such termination, Jamba Juice either enters into a definitive agreement to consummate, or consummates any of the following transactions (whether in a single transaction or series of transactions) (i) a sale by Jamba Juice of all or substantially all of its assets or (ii)

a sale of stock, merger, reorganization or other transaction that results in transfer of ownership of more than fifty percent of the capital stock of Jamba Juice outstanding on the date of termination of the merger agreement, then Jamba Juice shall promptly pay to SVI a fee in the amount of $10,000,000.

At the effective time of the merger, Jamba Juice’s obligations with respect to each outstanding unvested option (and unexercised vested option) and unexercised warrant (if amended in a manner reasonably acceptable to SVI) will be assumed by SVI, and SVI shall thereafter be obligated to issue SVI common stock upon the exercise thereof. Each Jamba Juice warrant shall be exercisable on the terms, and into the number of shares of SVI common stock, as set forth in the warrant agreement as so amended. Each Jamba Juice option assumed by SVI shall be subject to the same terms and conditions set forth in Jamba Juice’s stock option plans as in effect immediately prior to the merger, and (i) each Jamba Juice option will be exercisable for that number of shares of SVI common stock equal to the product of the number of shares of Jamba Juice common stock that were purchasable under such Jamba Juice option immediately prior to the merger multiplied by the Exchange Ratio, rounded down to the nearest whole number of shares of SVI common stock, and (ii) the per share exercise price for the shares of SVI common stock issuable upon exercise of each assumed Jamba Juice option will be equal to the quotient determined by dividing (A) the exercise price per share of Jamba Juice common stock at which such Jamba Juice option was exercisable immediately prior to the merger by (B) the Exchange Ratio, and rounding the resulting exercise price up to the nearest whole cent. For purposes of the Merger Agreement, the “Exchange Ratio” shall be determined such that (a) the aggregate intrinsic value of the new SVI options is not greater than the aggregate intrinsic value of the Jamba Juice options immediately prior to the assumption and (b) the ratio of the exercise price per option to market value per share at the time of the exchange is unchanged. The parties have agreed that SVI will permit holders of vested Jamba Juice options to elect, on an individual basis, either to exercise such Jamba Juice options and participate in the merger or to have those Jamba Juice options assumed, on the same basis as the unvested Jamba Juice options, by SVI, unless there are, in the sole judgment and discretion of SVI, significant tax, accounting or securities laws issues (including any requirement of registering on a form other than Form S-8) with treating vested options identically to unvested options. The parties will make such determination on or before April 30, 2006.

The Merger Agreement provides for indemnification of SVI with an escrow arrangement. As the sole remedy for Jamba Juice’s indemnity obligations set forth in the Merger Agreement, at the closing the parties shall deposit $19,875,000 in cash, otherwise payable to Jamba Juice’s stockholders, to be held during the period ending one year from the closing, all in accordance with the terms and conditions of an escrow agreement to be entered into at the closing between SVI, a representative of the Jamba Juice stockholders (who shall be designated by Jamba Juice prior to the closing) and Continental Stock Transfer and Trust Company. The terms of such escrow provides that, depending on the amount of any paid claims, pending claims or claims that have not been applied against a $2,000,000 basket, $4,968,750 shall be released to the Jamba Juice stockholders on each of the six-month and nine-month periods following the closing. The balance of any amounts remaining in escrow against which no claims have been made shall be distributed to Jamba Juice’s stockholders 12 months following the closing.

The obligations of SVI to consummate the merger are subject to closing conditions, including: (i) the SVI stockholders shall have approved the transactions contemplated by the merger agreement and holders of not more than twenty percent (20%) of SVI’s shares issued in SVI’s initial public offering and outstanding immediately before the closing shall have exercised their rights to convert their shares into a pro rata share of the trust fund rather than approve the merger; (ii) certain of the officers of Jamba Juice shall have entered into employment agreements; (iii)  the Jamba Juice stockholders shall have approved the transactions contemplated by the Merger Agreement; (iv) on or before April 30, 2006, all Jamba Juice warrants shall have either been amended in a manner reasonably acceptable to SVI or exercised (subject to the occurrence of the closing); (v) holders of no more than five percent (5%) of the shares of any class of securities of Jamba Juice outstanding immediately before the closing shall have taken action to exercise their appraisal rights pursuant to Section 1301 of the California General Corporations Law; (vi) all specified waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act shall have expired and no governmental entity shall have enacted, issued, promulgated, enforced or entered any statute, rule, regulation, executive order, decree, injunction or other order (whether temporary, preliminary or permanent) which has the effect of making the merger illegal or otherwise prohibiting consummation of the merger substantially on the terms contemplated by the merger agreement; and (vii) the absence of any action, suit or proceeding challenging or preventing the merger.

The obligations of Jamba Juice to consummate the merger is subject to closing conditions similar to those of SVI, including conditions that SVI’s common stock will be listed for trading on the AMEX or similar exchange and there will be no action or proceeding pending or threatened against SVI to prohibit or terminate the listing of SVI common stock on the AMEX.

The Merger Agreement may be terminated at any time prior to the closing, as follows: (i) by mutual written consent of SVI and Jamba Juice; (ii) by either SVI or Jamba Juice if a governmental entity shall have issued an order, decree or ruling or taken any other action, in any case having the effect of permanently restraining, enjoining or otherwise prohibiting the merger, which order, decree, ruling or other action is final and nonappealable; (iii) by either SVI or Jamba Juice, if, at the SVI special meeting, (including any adjournments thereof), the Merger Agreement and the transactions contemplated thereby shall fail to be approved and adopted by the affirmative vote of the holders of SVI common stock, or the holders of 20% or more of the number of shares of SVI common stock issued in SVI’s initial public offering and outstanding as of the record date exercise their rights to convert the shares of SVI common stock held by them into cash in accordance with SVI’s certificate of incorporation; (iv) by either SVI or Jamba Juice if the closing has not occurred by August 15, 2006; or (v) subject to a 30-day cure period, by either SVI or Jamba Juice if the other party has breached any of its covenants or representations and warranties in any material respect.

Also, as part of a private placement financing, on March 10, 2006 and March 15, 2006, SVI entered into Securities Purchase Agreements and Registration Rights Agreements, with prospective investors (including certain current Jamba Juice shareholders and board members) that collectively provide for the issuance, simultaneously with the closing of the merger, of approximately 30.9 million shares of SVI common stock, at a per share purchase price of $7.50, resulting in aggregate gross proceeds to SVI of approximately $231.6 million, which funds will be used to fund the merger consideration as well as additional working and expansion capital.

One of the investors in the private placement, Berrard Holding Limited Partnership, of which Steven R. Berrard, a current director and the Chief Executive Officer of SVI is the President, is investing $400,000. In addition, a family member of I. Steven Edelson, SVI’s Vice Chairman and Vice President, has committed to investing $50,000 in the private placement financing.

In connection with the private placement financing, SVI also granted the investors certain registration rights described below. Shareholder approval for the issuance of the shares of common stock and for the insider participation in the private placement financing is required pursuant to the rules of the American Stock Exchange and such approval will be sought simultaneously with the shareholder approval for the merger.

Pursuant to the Registration Rights Agreements, SVI has granted the investors in the private placement certain rights to register the resale of the shares of common stock that they will receive. Any costs associated with filing of the registration statement will be paid by SVI. In the event the financing is completed, if SVI does not timely file the registration statement (the later of 30 days following the closing of the financing or July 7, 2006), or have it declared effective in a timely manner (within 90 days, unless not reviewed by the Securities and Exchange Commission, of filing of the registration statement), then SVI may be subject to a penalty (an amount equal to 0.5% of the financing amount payable in cash to the investors for every 30 days such delinquencies are not cured). SVI may also be subject to the same penalty if the registration statement, once effective, ceases to be usable for a period of time.

Excerpts from March 22, 2006 8-K filing –

On March 22, 2006, Services Acquisition Corp. International (“SVI”) issued a press release announcing that Jamba Juice Company’s shareholders approved the previously announced merger with SVI. Jamba Juice Company’s Board of Directors had previously approved the merger and recommended that Jamba Juice Company’s shareholders vote in favor of the proposal. No further approval by Jamba Juice Company shareholders is required. As a result, Jamba Juice Company has now satisfied one of the conditions to closing.

Item 1.  Business.

General

We were incorporated in Delaware on January 6, 2005, as a blank check company formed to serve as a vehicle for the acquisition, through a merger, capital stock exchange, asset acquisition or other similar business combination of a currently unidentified operating business. While we may seek to effect business combinations with more than one target business, our initial business combination must be with a target whose fair market value is at least equal to 80% of our net assets at the time of such acquisition.

A registration statement for our initial public offering was declared effective on June 29, 2005. On July 6, 2005, we consummated our initial public offering of 15,000,000 units. On July 7, 2005, we consummated the closing of an additional 2,250,000 units that were subject to the underwriters’ over-allotment option. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00 per share. Our common stock and warrants started trading separately as of July 28, 2005.

Our net proceeds from the sale of our units were approximately $127,837,468. Of this amount, $126,720,000 was deposited in trust and the remaining $1,117,468 was held outside of the trust. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. Given the experience of our management, we expect that our principal target business will be a service business. Within this context, we expect to seek companies displaying one or more of the following characteristics:

•                                          Recurring revenue, which is revenue that typically is generated from customers on a regular basis as a result of, among other things, contractual obligations or due to the customers’ need of, and payment for, a particular service at regular intervals;

•                                          Stable cash flow, which is cash flow that does not fluctuate dramatically from fiscal period to period; and

•                                          Opportunities for organic and acquisition growth.

We believe that these characteristics provide the best platform through which to drive incremental revenue sources or extract increased profitability from the base business. More specifically, we intend to focus on opportunities that fall into the following three sectors: business services, health care services and consumer services/brands. As of December 31, 2005, we have not prioritized such segments and do not currently have a preference as to in which segment we would prefer to consummate a business combination.

Business Services

These businesses enable both large and small companies to conduct their operations more efficiently or more effectively perform routine non-core value added services for which customers typically have trouble finding qualified alternatives. We will focus on companies that have or seek to build stable cash flow businesses that leverage scale and a specific expertise to provide better service and value at a cheaper “all-in” cost than customers could provide by themselves. We believe that businesses that leverage scale generally have a fixed cost base, underlying technology platform, brand name, corporate organizational structure or other similar operating characteristic or asset which may be utilized or spread over a larger revenue base or a large number of customers, thereby, in theory, increasing the profitability percentage of the business. Examples include transaction / payment processing, technology services, customer service/relationship management, warranty management, document management, back-office services (accounting, payroll, human resource administration, benefits processing, etc.), training and compliance services, security services and alarm monitoring, facilities services (including waste disposal, pest/lawn control, landscaping maintenance services and commercial cleaning), and service franchising businesses.

Health Care Services

Health care spending in the United States was nearly $1.7 trillion in 2003 and for the first time exceeded 15% of the Gross Domestic Product according to recently released data from the Center for Medicare & Medicaid Services, Office of the Actuary. The total market is comprised of numerous large, often multi-billion dollar niche markets that span all aspects of healthcare, with “services” (payments to physicians, hospitals, and other providers) accounting for more than $1.0 trillion of total spending. Moreover, according to the same study, health care spending is expected to grow more than $3.3 trillion and represent in excess of 18% of GDP by 2013.

We believe that significant challenges will continue to confront the health care industry, driven primarily by the changing roles/relationships among physicians, payors and patients. Thus, we will consider those companies that reduce the cost or improve the quality of care in traditional settings, such as doctors’ offices or hospitals, or provide quality, low-cost options that are designed to encourage customers to utilize the services because of factors such as cost and/or convenience.

We are particularly interested in companies that will accelerate the movement of care out of the general hospital setting and into more focused, less expensive alternative locations. Characteristics we find particularly attractive include (i) focus on a defined patient group and their specific clinical needs; (ii) emphasis on delivering care in a high-volume, low-cost, patient friendly setting; (iii) recognition by providers and payors of the medical necessity of the service; and/or (iv) a more convenient, cost-effective, and higher quality setting for clinicians and patients. Examples include specialty care surgical centers, out-patient triage or urgent care clinics, chronic disease treatment centers and product distribution companies.

Additionally, we will consider those companies that offer non-core support and administrative services. These companies, which typically focus on excelling in a narrowly defined discipline, are typically less expensive yet offer higher quality service than providers and payors traditionally procure for themselves internally. Examples include billing services, electronic medical records, specialty group practice management, insurance/risk retention, third-party administrators, nurse staffing, and health related member benefit programs.

Consumer Services

This group includes branded consumer products and services. We believe that certain companies that are focused on creating a brand (e.g. Nike, Starbucks, etc.) as opposed to delivering services under generic labels will continue to provide attractive investment opportunities. In addition, we believe that companies that can attract and meet the growing needs and desires of the 78 million aging baby boomers born between 1946 and 1964, as well as the “Gen Y” population born between 1979 and 1994, are attractive, particularly those with an emphasis on providing “health and wellness” alternatives to the customer. As with Business Services, we are focused on those companies that can build a lasting relationship with the consumer that yields predictable, recurring revenue that does not fluctuate dramatically from fiscal period to period. Examples include health clubs, spa services, hair salons, pest control, alarm monitoring, and home warranty contracts.

Transaction Structures

We believe the majority of the transactions we will review and consider fall into the following categories:

Growth Scenarios—situations where companies have the opportunity for organic growth through market development, incremental marketing, or increases in working capital.

Industry Consolidations—opportunities in fragmented industries, or new emerging markets, in which revenue growth is driven, and operating expenses are leveraged, in large part via strategic acquisitions.

Divisional Spin-outs—operating units of larger companies that are profitable but have been neglected by the parent in terms of focus, resources or funding.

Effecting a business combination

General

We are not presently engaged in, and if a suitable business target is not identified by us prior to the prescribed liquidation of the trust fund we may not engage in, any substantive commercial business. We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of these in effecting a business combination — the acquisition by us, whether by merger, share exchange, asset or stock acquisition or other similar type of transaction or a combination of the foregoing, of an unidentified operating business (a “target business”). Although substantially all of the net proceeds of our initial public offering are intended to be generally applied toward effecting a business combination as described in this report, the proceeds have not otherwise been designated for any more specific purposes. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences to undertaking a public offering itself. While we may seek to effect business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

We have not identified a target business or target industry

We have conducted discussions with target businesses regarding potential business combinations. Subject to the limitations that a target business has a fair market value of at least 80% of our net assets at the time of the acquisition, as described below in more detail, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Accordingly, there is no basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. We expect to seek service businesses that have recurring revenue and/or stable cash flow, although neither criteria is a prerequisite for any target business we ultimately pursue. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

Target business candidates have and will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community who are aware that we are seeking a business combination partner. Our officers and directors as well as their affiliates have also brought to our attention potential target business candidates. We have entered into four agreements with finders that would compensate such finder in the event such finder was the source of a business combination partner that was ultimately approved by our shareholders; the Company is not liable for any fees or expenses to any such finders unless a business combination is consummated, and then the company is only liable to the finder that introduced us to such deal. While we may pay fees or compensation to third parties for their efforts in introducing us to potential target business, in no event, however, will we pay any of our existing officers, directors or stockholders or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination. In addition, none of our officers, directors, special advisors or initial stockholders will receive any finder’s fee, consulting fees or any similar fees from any person or entity in connection with any business combination involving us other than any compensation or fees that may be received for any services provided following such business combination.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of our net assets at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will consider, among other factors, the following:

•                                          financial condition and results of operation;

•                                          growth potential;

•                                          experience and skill of management and availability of additional personnel;

•                                          capital requirements;

•                                          competitive position;

•                                          barriers to entry into other industries;

•                                          stage of development of the products, processes or services;

•                                          degree of current or potential market acceptance of the products, processes or services;

•                                          proprietary features and degree of intellectual property or other protection of the products, processes or services;

•                                          regulatory environment of the industry; and

•                                          costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management, where applicable, and inspection of facilities, as well as review of financial and other information which will be made available to us.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. However, we will not pay any finders or consulting fees to our officers, directors or initial stockholders, or any of their respective affiliates, for services rendered to or in connection with a business combination.

Fair Market Value of Target Business

The initial target business or businesses that we acquire must have a collective fair market value equal to at least 80% of our net assets at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

Lack of business diversification

While we may seek to effect business combinations with more than one target business, our initial business combination must be with one or more target businesses whose fair market value, collectively, is at least equal to 80% of our net assets at the time of such acquisition, as discussed above. Consequently, we expect to have the ability to effect only a single business combination, although this may entail the simultaneous acquisitions of several operating businesses. At the time of our initial business combination, we may not be able to acquire more than one target business because of various factors, including possible complex accounting issues, which would include generating pro forma financial statements reflecting the operations of several target businesses as if they had been combined, and numerous logistical issues, which would include attempting to coordinate the timing of negotiations, proxy statement disclosure and closing with multiple target businesses. In addition, we would also be exposed to the risk that conditions to closings with respect to the acquisition of one or more of the target businesses would not be satisfied bringing the fair market value of the business combination below the required fair market value of 80% of our net assets threshold. Accordingly, while it is possible that we may attempt to effect our initial business combination with more than one target business, we are more likely to choose a single target business if deciding between one target business meeting such 80% threshold and comparable multiple target business candidates collectively meeting the 80% threshold. Accordingly, for an indefinite period of time, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

•                                          subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

•                                          result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

If we consummated a business combination structured as a merger in which the consideration is our stock, we would have a significant amount of cash available to make subsequent acquisitions following our initial business combination.

Limited ability to evaluate the target business’ management

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business cannot presently be stated with any certainty. Moreover, our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate the same in connection with any such combination. Any such negotiations may result in a conflict of interest. While it is possible that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the target business based on United States generally accepted accounting principles.

In connection with the vote required for any business combination, all of our initial stockholders, including all of our officers and directors, have agreed to vote their respective shares of common stock owned by them immediately prior to the initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders. This voting arrangement shall not apply to shares included in units purchased in the initial public offering or purchased following our initial public offering in the open market by any of our initial stockholders, officers and directors. Accordingly, they may vote on a proposed business combination with respect to shares of common stock acquired in the aftermarket any way they so choose. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the shares sold in the initial public offering exercise their conversion rights.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in our initial public offering. Without taking into any account interest earned on the trust fund, the initial per-share conversion price would be approximately $7.35 per share sold in the initial public offering, or $0.65 less than the per-unit offering price of $8.00. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. If a stockholder votes against the business combination but fails to properly exercise its conversion rights, such stockholder will not have its shares of common stock converted to its pro rata distribution of the trust fund. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust fund still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders, owning 20% or more of the shares sold in the initial public offering, exercise their conversion rights.

Liquidation if no business combination

If we do not complete a business combination within 18 months after July 6, 2005, the date we consummated our initial public offering, or within 24 months if the extension criteria described below have been satisfied, we will be dissolved and will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. Our initial stockholders, including all of our officers and directors, have waived their rights to participate in any liquidation distribution with respect to shares of common stock owned by them immediately prior to the initial public offering. There will be no distribution from the trust fund with respect to our warrants, which will expire worthless.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust fund, per-share liquidation price as of December 31, 2005 would be approximately $7.43 per share sold in the initial public offering, or $0.57 less than the per-unit offering price of $8.00. The proceeds in the trust fund could, however, become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Certain members of our board of directors have agreed pursuant to agreements with us and Broadband Capital Management LLC, if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to vendors that are owed money by us for services rendered or products sold to us in excess of the net proceeds of the initial public offering not held in the trust account at that time. We cannot assure you, however, that they would be able to satisfy those obligations. Further, they will not be personally liable to pay debts and obligations to prospective target businesses if a business combination is not consummated with such prospective target businesses, or for claims from any other entity other than vendors. Accordingly, we cannot assure you that the actual per-share liquidation price will not be less than the $7.43 per share sold in the initial public offering held in trust as of December 31, 2005, plus interest, due to claims of creditors.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to January 6, 2007 (18 months after the consummation of our initial public offering), but are unable to complete the business combination within the 18-month period, then we will have an additional six months, until July 6, 2007, in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by the expiration of the 24-month period from the consummation of our initial public offering, we will then liquidate. Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our public stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable 18-month or 24-month period.

Our public stockholders shall be entitled to receive funds from the trust fund only in the event of our liquidation or if the stockholders seek to convert their respective shares into cash upon a business combination which the stockholder voted against and which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust fund.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire with the net proceeds of the initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•                                          our obligation to seek stockholder approval of a business combination or obtain the necessary financial information to be included in the proxy statement to be sent to stockholders in connection with such business combination may delay or prevent the completion of a transaction;

•                                          our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and

•                                          our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that to the extent that our target business is a privately held entity, our status as a well-financed public entity may give us a competitive advantage over entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have three officers, all of whom are also members of our board of directors. These individuals are not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem necessary to our affairs. We do not intend to have any full time employees prior to the consummation of a business combination.

Item 1A.   Risk Factors.

Statements in this Annual Report under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as oral statements that may be made by us or by our officers, directors or employees acting on our behalf, that are not historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the risk factors set forth below.

We do not intend to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If we are forced to liquidate before a business combination, our public stockholders will receive less than $8.00 per share upon distribution of the trust fund and our warrants will expire worthless.

If we are unable to complete a business combination and are forced to liquidate our assets, the per-share liquidation will be less than $8.00 because of the expenses of the initial public offering, our general and administrative expenses and the costs of seeking a business combination. Furthermore, there will be no distribution with respect to our outstanding warrants and, accordingly, the warrants will expire worthless if we liquidate before the completion of a business combination.

You will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of the initial public offering are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000 received from the successful consummation of the initial public offering and filed a Current Report on Form 8-K with the SEC upon consummation of the initial public offering including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Because we are not subject to Rule 419, our units will be immediately tradable and we have a longer period of time to complete a business combination in certain circumstances.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to complete a business combination.

Based upon publicly available information, at least 38 similarly structured blank check companies have completed initial public offerings since August 2003 and a number of others have filed registration statements for initial public offerings. Of these companies, we believe that less than ten companies has consummated a business combination, while only a few, at best, have announced they have entered into a definitive agreement for a business combination, but have not consummated such business combination. Accordingly, we believe there we compete with a large number of blank check companies that are seeking to carry out a business plan similar to our business plan. While some of those companies have specific industries that they must complete a business combination in, a number of them may consummate a business combination in any industry they choose. We may therefore be subject to competition from these and other companies seeking to consummate a business plan similar to ours which will, as a result, increase demand for privately-held companies to combine with companies structured similarly to ours. Further, the fact that only a small number of such companies have completed a business combination or entered into a definitive agreement for a business combination may be an indication that there are only a limited number of attractive target businesses available to such entities or that many privately-held target businesses may not be inclined to enter into business combinations with publicly held blank check companies like us. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods. If we are unable to find a suitable target business within such time periods, we will be forced to liquidate.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders may be less than the approximately $7.43 per share sold in the initial public offering in trust as of December 31, 2005.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we have and will seek to have vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust fund. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and the per-share liquidation price could be less than the approximately $7.43 per share sold in the initial public offering in trust as of December 31, 2005,  due to claims of such creditors. If we are unable to complete a business combination and are forced to liquidate, certain of our officers and directors, severally, in accordance with their respective beneficial ownership interests in us, will be personally liable under certain circumstances to ensure that the proceeds in the trust fund are not reduced by the claims of various vendors or other entities that are owed money by us for services rendered or products sold to us. However, we cannot assure you that they will be able to satisfy those obligations.

Since we have not currently selected a particular industry or prospective target business with which to complete a business combination, we are currently unable to ascertain the merits or risks of the industry or target business in which we may ultimately operate.

We may consummate a business combination with a company in any industry we choose and are not limited to any particular industry. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. For example, if we complete a business combination with a business in the healthcare industry, we may be subject to various regulatory risks such as risks relating to reimbursement from third party payors. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 70,000,000 shares of common stock, par value $.001 per share, and 1,000,000 shares of preferred stock, par value $.001 per share. After the initial public offering and the exercise of the underwriters’ over-allotment option, there are 30,250,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the purchase option granted to Broadband Capital Management LLC, the representative of the underwriters) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitments as of yet to issue our securities, we may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

• may significantly reduce the equity interest of investors in the initial public offering;

• will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

• may adversely affect prevailing market prices for our common stock.

Similarly, if we issued debt securities, it could result in:

• default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay our debt obligations;

• acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

• our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

• our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Our officers and directors control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

Our officers and directors collectively own 15.8% of our issued and outstanding shares of our common stock. Any shares of common stock acquired by our initial stockholders in the aftermarket will be considered as part of the holding of the public stockholders and will have the same rights as other public stockholders, including voting and conversion rights with respect to a potential business combination. Accordingly, they may vote on a proposed business combination with respect to shares acquired in the aftermarket any way they so choose.

Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, including all of our officers and directors, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination. In addition, our initial stockholders and their affiliates and relatives are not prohibited from purchasing our securities in the aftermarket. If they do, we cannot assure you that our initial stockholders will not have considerable influence upon the vote in connection with a business combination.

It is likely that some of our current officers and directors will resign upon consummation of a business combination and we will have only limited ability to evaluate the management of the target business.

Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel following a business combination, however, cannot presently be fully ascertained. Although we expect several of our management and other key personnel, particularly our chairman of the board and chief executive officer, to remain associated with us following a business combination, we may employ other personnel following the business combination. Moreover, our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate the same as part of any such combination. If we acquired a target business in an all-cash transaction, it would be more likely that current members of management would remain with us if they chose to do so. If a business combination were structured as a merger whereby the stockholders of the target company were to control the combined company following a business combination, it may be less likely that management would remain with the combined company unless it was negotiated as part of the transaction via the acquisition agreement, an employment agreement or other arrangement. In making the determination as to whether current management should remain with us following the business combination, management will analyze the experience and skill set of the target business’ management and negotiate as part of the business combination that certain members of current management remain if it is believed that it is in the best interests of the combined company post-business combination. If management negotiates to be retained post-business combination as a condition to any potential business combination, such negotiations may result in a conflict of interest. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company as well as United States securities laws which could cause us to have to expend time and resources helping them become familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours per week to our affairs. If our executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors may in the future become affiliated with entities, including other “blank check’ companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Further, certain of our officers and directors are currently involved in other businesses that are similar to the business activities that we intend to conduct following a business combination. Due to these existing affiliations, they may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us which could cause additional conflicts of interest. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

All of our officers and directors own shares of our common stock which will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our officers and directors own shares of stock in our company which were issued prior to the initial public offering, but have waived their right to receive distributions with respect to those shares upon our liquidation upon our failure to complete a business combination. Additionally, our officers and directors purchased warrants in the open market following the initial public offering. The shares and warrants owned by our officers and directors and their affiliates will be worthless if we do not consummate a business combination. In addition, because only a majority vote is needed to approve the business combination, our officers and directors may have a conflict of interest since they could vote against the business combination with respect to any shares purchased by them in the aftermarket and could exercise their conversion rights with respect to such shares if less than 20% of the public stockholders vote against the business combination and convert their shares. The personal and financial interests of our directors may influence their motivation in identifying and selecting a target business and completing a business combination timely. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

• make a special written suitability determination for the purchaser;

• receive the purchaser’s written agreement to a transaction prior to sale;

• provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

• obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

It is probable that we will only be able to complete one business combination with the proceeds of the initial public offering, which will cause us to be solely dependent on a single business and a limited number of services.

Our initial business combination must be with a business or businesses with a collective fair market value of at least 80% of our net assets at the time of such acquisition. We may not be able to acquire more than one target business because of various factors, including possible complex accounting issues, which would include generating pro forma financial statements reflecting the operations of several target businesses as if they had been combined, and numerous logistical issues, which would include attempting to coordinate the timing of negotiations, proxy statement disclosure and closing with multiple target businesses. In addition, we would also be exposed to the risk that conditions to closings with respect to the acquisition of one or more of the target businesses would not be satisfied bringing the fair market value of the business combination below the required fair market value of 80% of our net assets threshold. Accordingly, while it is possible that we may attempt to effect our initial business combination with more than one target business, we are more likely to choose a single target business if deciding between one target business meeting such 80% threshold and comparable multiple target business candidates collectively meeting the 80% threshold. Consequently, it is probable that, unless the purchase price consists substantially of our equity, we will have the ability to complete only the initial business combination with the proceeds of the initial offering. Accordingly, the prospects for our success may be:

•                                          solely dependent upon the performance of a single business, or

•                                          dependent upon the development or market acceptance of a single or limited number of processes   or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.

We have encountered and expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of the initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. In addition, we may not have enough cash available from funds outside of the trust account to make deposits or fund a “no-shop” provision in connection with a particular business combination which may cause us to be at a competitive disadvantage in pursuing the acquisition of target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe that the net proceeds of the initial public offering are sufficient to allow us to consummate a business combination, we cannot currently ascertain the capital requirements for any particular transaction. If the net proceeds of the initial public offering prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, it is possible that we could use a portion of the funds not in the trust account to make a deposit, down payment or fund a “no-shop” provision with respect to a particular proposed business combination, although we do not have any current intention to do so. In the event that we were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), we may not have a sufficient amount of working capital available outside of the trust account to conduct due diligence and pay other expenses related to finding a suitable business combination without securing additional financing. If we were unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would be forced to liquidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.

In connection with the initial public offering, as part of the units, we issued warrants to purchase 17,250,000 shares of common stock. We will also issue an option to purchase 750,000 units to the representative of the underwriters which, if exercised, will result in the issuance of an additional 750,000 warrants. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and options may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and options are exercised, you may experience dilution to your holdings.

If our initial stockholders exercise their registration rights, it may have an adverse effect on the market price our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our initial stockholders are entitled to demand that we register the resale of their shares of common stock at any time after the date on which their shares are released from escrow, which, except in limited circumstances, will not be before June 29, 2008. If our initial stockholders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 3,750,000 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

The American Stock Exchange may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the American Stock Exchange, a national securities exchange, and have been since the consummation of the initial public offering. We cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future prior to a business combination. Additionally, in connection with our business combination, it is likely that the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences including:

•                                          a limited availability of market quotations for our securities;

•                                          a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•                                          a limited amount of news and analyst coverage for our company; and

•                                          a decreased ability to issue additional securities or obtain additional financing in the future.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted, including:

• restrictions on the nature of our investments; and

• restrictions on the issuance of securities,

which may make it difficult for us to complete a business combination.

In addition, we may have imposed upon us burdensome requirements, including:

• registration as an investment company;

• adoption of a specific form of corporate structure; and

• reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent only in Treasury Bills issued by the United States with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

Because we may be deemed to have no “independent” directors, actions taken and expenses incurred by our officers and directors on our behalf will generally not be subject to “independent” review.

Each of our directors owns shares of our common stock and, although no salary or other compensation will be paid to them for services rendered prior to or in connection with a business combination, they may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because none of our directors may be deemed “independent,” we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Although we believe that all actions taken by our directors on our behalf will be in our best interests, we cannot assure you that this will be the case. If actions are taken, or expenses are incurred that are not in our best interests, it could have a material adverse effect on our business and operations and the price of our stock held by the public stockholders.

Item 1B. Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2005 fiscal year and that remain unresolved.

Item 2. Properties.

We maintain our executive offices at 401 East Las Olas Boulevard, Suite 1140, Fort Lauderdale, Florida 33301. The cost for this space provided by SB Management Corp., a corporation solely owned by Steven Berrard, our Chairman and Chief Executive Officer, is approximately $4,875 per month and includes certain other additional services provided by SB Management Corp. pursuant to a letter agreement between us and SB Management Corp. We believe that based on rents and fees for similar services in the Fort Lauderdale area, that the fee charged by SB Management Corp. is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of management, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock and warrants started trading separately as of July 28, 2005. Each of our units consists of one share of our common stock and one redeemable common stock purchase warrant and trades on the American Stock Exchange under the symbol “SVI.U.” Our common Stock and warrants trade on the American Stock Exchange under the symbols “SVI” and “SVI.WS”, respectively. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00 commencing the later of the completion of a business combination with a target business or June 29, 2006. Our warrants will expire at 5:00 p.m., New York City time, on June 28, 2009, or earlier upon redemption.

In addition, as part of the initial public offering, we issued an option to purchase 750,000 units for $10.00 per unit to the representative of the underwriters which, if exercised, will result in the issuance of 750,000 common shares and 750,000 warrants. The warrants entitle the holder to purchase from us one share of common stock at an exercise price of $7.50 commencing the later of a business combination with a target business or June 29, 2006. The warrants issued to underwriters will expire June 28, 2009.

The following table sets forth, for the calendar quarter indicated, the quarterly high and low sales prices of our units, common stock and warrants as reported on the American Stock Exchange since our units commenced public trading on June 30, 2005 and since such common stock and warrants commenced public trading on July 28, 2005.

	American Stock Exchange
	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
2005 Second Quarter (1)	NA	NA	NA	NA	$8.05	$7.84
2005 Third Quarter (2)	$7.20	$6.99	$1.05	$0.89	$8.09	$7.84
2005 Fourth Quarter	$7.16	$7.03	$0.96	$0.73	$8.15	$7.80

(1) The figures for the second quarter 2005 are only for June 30, 2005, the date on which our units first commenced trading on the American Stock Exchange.

(2) Our common stock and warrants commenced trading on the American Stock Exchange on July 28, 2005.

Holders

As of March 24, 2006, there was one holder of record of our units, eleven holders of record of our common stock and one holder of record of our warrants.

Dividends

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

(a)   During the past three years, we sold the following shares of common stock without registration under the Securities Act:

Stockholders	Number of Shares
Steven R. Berrard	375,000
The Edelson Family Trust	218,750
Thomas E. Aucamp	218,750
Thomas C. Byrne	218,750
Nathaniel Kramer	218,750

Such shares were issued on January 28, 2005 in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals. The shares issued to the individuals and entities above were sold for an aggregate offering price of $25,000 at an average purchase price of approximately $0.02 per share.

On March 28, 2005, our board of directors authorized a stock dividend of 1.5714 shares of common stock for each outstanding share of common stock, effectively lowering the purchase price to approximately $.0078 per share. No underwriting discounts or commissions were paid with respect to such sales.

On March 31, 2005, we sold an aggregate of 535,753 shares of our common stock to the individuals set forth below for $4,179 in cash, at an average purchase price of $.0078 per share, as follows:

Name	Number of Shares
Cris V. Branden	133,939
Richard L. Handley	133,938
Robert J. Henninger, Jr.	133,938
Alex Muxo, Jr.	133,938

Such shares were sold pursuant to an exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals.

Use of Proceeds from our Initial Public Offering

On July 6, 2005, we consummated our initial public offering of 15,000,000 units. On July 7, 2005, we consummated the closing of an additional 2,250,000 units that were subject to the underwriters’ over-allotment option. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00. The managing underwriter in the offering was Broadband Capital Management LLC. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-122812). The Securities and Exchange Commission declared the registration statement effective on June 29, 2005.

Our net proceeds from the sale of our units, after deducting certain offering expenses of approximately $1,887,468, including $1,200,000 evidencing the underwriters’ non-accountable expense allowance of 1% of the gross proceeds (excluding the proceeds from the underwriters’ over-allotment), were approximately $127,837,468. Of this amount, $126,720,000 was placed in trust and the remaining $1,117,468 was held outside of the trust. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $1,454,091in dividends and interest through December 31, 2005.

Item 6. Selected Financial Data.

The following is a summary of selected financial data of the Company for the period from January 6, 2005 (inception) to December 31, 2005, which should be read in conjunction with the financial statements of the Company and the notes thereto:

SELECTED FINANCIAL DATA

Income statement data

Period from January 6, 2005 (inception) to December 31, 2005
Loss from operations	$(196,614)
Interest income (net of interest paid)	$1,452,826
Income before provision for income taxes	$1,256,212
Provision for state income taxes	$84,933
Net income	$1,171,279
Basic weighted average number of common shares outstanding	11,777,489
Net income per share - basic	$0.10
Diluted weighted average number of common shares outstanding	13,049,709
Net income per share - diluted	$0.09

Balance sheet data

December 31, 2005
Cash	$976,915
Investments held in trust	$128,174,091
Total Assets	$129,207,778

Total liabilities, including $25,241,373 of common stock subject to possible conversion	$25,411,225
Total stockholders’ equity	$103,796,553
Total Liabilities and Stockholders’ equity	$129,207,778

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

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

From January 2005 (inception) until December 31, 2005, we had net income of approximately $1,171,279, derived from dividend and interest income less operating expenses and taxes.

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

Our net proceeds from the sale of our units, after deducting certain offering expenses of approximately $1,887,468, including $1,200,000 evidencing the underwriters’ non-accountable expense allowance of 1% of the gross proceeds (excluding the proceeds from the underwriters’ over-allotment), and underwriting discounts of approximately $8,280,000, were approximately $127,837,468. Of this amount, $126,720,000 was placed in trust and the remaining $1,117,468 was held outside of the trust. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through July 6, 2007, assuming that a business combination is not consummated during that time. From July 6, 2005 through July 6, 2007, we anticipate approximately $180,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, an aggregate of $180,000 for the administrative fees payable to SB Management Corp. and Mercantile Companies, Inc. (a total of $7,500 per month for two years), $100,000 for expenses for the due diligence and investigation of a target business, $50,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $608,200 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $200,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

Since our initial public offering, we have been engaged in sourcing a suitable business combination candidate. We have met with target companies, service professionals and other intermediaries to discuss with them our company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the initial public offering, the combination approval process, and the timeline under which we are operating before the proceeds of the offering are returned to investors.

Overall, we would gauge the environment for target companies to be competitive and we believe that private equity firms and strategic buyers represent our biggest competition. Our management believes that many of the fundamental drivers of alternative investment vehicles like our company are becoming more accepted by investors and potential business combination targets; these include a difficult IPO environment, a cash-rich investment community looking for differentiated opportunities for incremental yield, and business owners seeking new ways to maximize their shareholder value while remaining invested in the business. However, there can be no assurance that we will find a suitable business combination in the allotted time. Controls and Procedures

We do not currently, and are not required to, maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act of 2002. We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2006.

As of the date of this report, we have not completed an assessment, nor have our auditors tested our systems, of internal control. We expect that we will assess the internal controls of our target business or businesses preceding the completion of a business combination and will then implement a schedule for implementation and testing of such additional controls as we may determine are required to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of its internal controls. Many small and mid-sized target businesses we consider for a business combination may have internal controls that need improvement in areas such as:

•                                          staffing for financial, accounting and external reporting areas, including segregation of duties;

•                                          reconciliation of accounts;

•                                          proper recordation of expenses and liabilities in the period to which they relate;

•                                          proof of internal review and approval of accounting items;

•                                          documentation of key accounting assumptions, estimates and/or conclusions; and

•                                          documentation of accounting policies and procedures.

Because it will take time, management involvement and perhaps outside resources to determine what internal control improvements are necessary for us to meet regulatory requirements and market expectations for our operation of a target business, we may incur significant expense in meeting our public reporting responsibilities, particularly in the areas of designing, enhancing, or remediating internal and disclosure controls. Doing so effectively may also take longer than we expect, thus increasing our exposure to financial fraud or erroneous financial reporting.

Once our management’s report on internal controls is complete, we will retain our independent auditors to assess management’s report on internal controls and to render an opinion on such report when required by Section 404. Additional matters concerning a target business’s internal controls may be identified in the future when the assessment and testing is performed.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of December 31, 2005, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than our payments to SB Management Corp. and Mercantile Companies, Inc. as described above. No unaudited quarterly operating data is included in this prospectus as we have conducted no operations to date.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in, and if a suitable business target is not identified by us prior to the prescribed liquidation of the trust fund we may not engage in, any substantive commercial business. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant. The net proceeds of our initial public offering not held in the trust fund and not immediately required for the purposes set forth above have been invested only in United States “government securities,” defined as any Treasury Bill issued by the United States having a maturity of one hundred and eighty days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to U.S. Treasury Bills and such money market funds, we do not view the interest rate risk to be significant. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 8. Financial Statements and Supplementary Data.

Reference is made to our financial statements beginning on page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Our management carried out an evaluation, with the participation of our Chief Executive Officer (principal executive, financial, and accounting officer), of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Our current directors and executive officers are as follows:

Name	Age	Position
Steven R. Berrard	51	Chairman of the Board and Chief Executive Officer
I. Steven Edelson	46	Vice Chairman and Vice President
Thomas E. Aucamp	39	Director and Vice President
Thomas C. Byrne	43	Director
Nathanial Kramer	45	Director
Cris V. Branden	45	Director

Steven R. Berrard has been the chairman of the board and chief executive officer since SACI’s inception. Mr. Berrard has served as Managing Partner of New River Capital Partners, a private equity fund, which he co-founded, since 1997. Prior to co-founding New River Capital Partners, from 1996 to 1999, Mr. Berrard was the co-founder and Co-Chief Executive Officer of AutoNation, Inc., the nation’s leading automotive retail company.

Prior to joining AutoNation, from 1987 to 1996, Mr. Berrard served as President and Chief Executive Officer of the Blockbuster Entertainment Group, the world’s largest video store operator, and as a member of the Board of Directors of Viacom, Inc. As President and Chief Executive Officer, Mr. Berrard was responsible for the direction and operation of more than 70,000 employees at 4,500 Blockbuster stores located in 20 countries, Showtime Networks, Spelling Entertainment Group, Paramount Parks, and Virgin Interactive Entertainment.

Prior to his tenure with Blockbuster, from 1981 to 1987, Mr. Berrard served as President of Huizenga Holdings, Inc. and served in various positions with subsidiaries of Huizenga Holdings. Prior to joining Huizenga Holdings, Mr. Berrard was employed by Coopers & Lybrand from 1976 to 1981.

Mr. Berrard earned his BS in Accounting from Florida Atlantic University and has been a member of the Board of Directors of HealthSouth (Audit Committee and Chairman of the Finance Committee since January 2004), and Swisher International, Inc. since November 2004. He has also served on the Board of Directors of Birmingham Steel from 1999 until its sale in 2002 as well as the Board of Boca Resorts, Inc. from 1996 until prior to its sale to the Blackstone Group in December 2004.

I. Steven Edelson has been the vice chairman of our board of directors and vice president since inception. Since 1997, Mr. Edelson has been a Principal of Mercantile Capital Group and a Managing Director of the Chicago Office. Mr. Edelson has been a principal of Mercantile Capital Markets, which manages MCG, from 1997 to the present. The firm’s investment activities include private equity, direct investments in public companies, mezzanine investments in early stage companies, buyouts, project finance and bridge financings.

Mr. Edelson has been involved in finance and real estate for more than 18 years. Prior to Mercantile, from 1989 to 1994, Mr. Edelson was Executive Vice President of Tishman Midwest Management Corporation, a real estate development, leasing and management company. From July 1995 to present, Mr. Edelson has also served as Managing Director of International Facilities Group (IFG), a leading facilities development and management company.

Mr. Edelson serves on the Business Council for the Woodrow Wilson Center and the Supervisory Committee of Urban America, and holds a number of board seats for private companies including Ligos Corporation, a software company focused on solutions for video compression, Itracs, an enterprise software company focused on network infrastructure management, and MoveOnIn, Inc., a relocation and lifestyle services company.

Thomas E. Aucamp has been a member of our board of directors and vice president since inception. Mr. Aucamp has served as a Partner of New River Capital Partners, a private equity fund, which he co-founded, since 1997. Prior to co-founding New River Capital Partners, from 1995 to 1997, Mr. Aucamp was Vice President of Corporate Development and Strategic Planning for Blockbuster Entertainment Group, the world’s largest video store operator. In this capacity, Mr. Aucamp sought to leverage the company’s core assets, membership base, brand strength, and operations capabilities; most of these initiatives involved developing close working partnership with third parties.

Prior to joining Blockbuster from 1992 to January 1995, Mr. Aucamp was in the mergers and acquisitions department of W.R. Grace & Co., Inc., which at the time was a diversified Fortune 100 company with interests in healthcare, packaging, construction products and specialty chemicals. Mr. Aucamp has additional transaction and development experience from his tenure at Ryder System during 2001 and Morgan Stanley from 1988 to 1990.

Mr. Aucamp has an MBA from Duke’s Fuqua School of Business and an undergraduate degree from Harvard University. Mr. Aucamp was the 2002 Chairperson of the Florida Venture Forum.

Thomas C. Byrne has been a member of SACI’s board of directors since its inception. Mr. Byrne has served as Administrative Partner of New River Capital Partners, a private equity fund, which he co-founded, since 1997. Prior to co-founding New River Capital Partners, Mr. Byrne was the Vice-Chairman of Blockbuster Entertainment Group, a division of Viacom, Inc. Additionally, Mr. Byrne was President of the Viacom Retail Group and represented Blockbuster in all cross-Viacom opportunities.

Prior to joining Blockbuster, from 1985 to 1987, Mr. Byrne was employed by KPMG Peat Marwick. Mr. Byrne has a BS and MA in Accounting from the University of Florida. Mr. Byrne is a certified public accountant, and has been a member of the Board of Directors of Certilearn, Inc., Interstate Connections, Intralearn Software Corporation, ITC Learning, Swisher International, Inc., Pivotal Fitness, and the Private Equity Committee of the University of Florida Foundation.

Nathaniel Kramer has been a member of our board of directors since inception. Since March 2000, Mr. Kramer has been a principal of Mercantile Capital Group and Managing Director of the New York office.

Mr. Kramer brings over twenty years of investment experience in both the public and private capital markets. He started his career with Allen and Company, a private equity firm, and recently served as a Vice President from 1997 to 2001. On behalf of Mercantile Capital, Mr. Kramer performed due diligence negotiated and structured investments in companies operating in the wireless infrastructure, data communications, B2B commerce, Internet infrastructure, telecom technologies/infrastructure and entertainment technologies and services sectors. Mr. Kramer serves on the board of of Genco Shipping and Trading Limited, a drybulk shipping company that recently filed a registration statement for an initial public offering, and MoveOnIn, Inc., a relocation and lifestyle services private company.

Cris V. Branden has been a member of our board of directors since September 23, 2005. Mr. Branden is currently the Chief Financial Officer of Huizenga Holdings, Inc., the personal investment and management vehicle for H. Wayne Huizenga, and has been with the firm since 1996. Mr. Branden previously practiced public accounting for 14 years with Arthur Andersen from 1982 to 1984 and with Machen, Powers & Disque, certified public accountants, from 1984 to 1996. Mr. Branden is currently a member of the board of directors of Swisher International, Inc., a restroom hygiene services franchisor. Mr. Branden is a Certified Public Accountant and received his BA from Auburn University in 1982.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Thomas C. Byrne, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Thomas E. Aucamp and Nathaniel Kramer, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Steven R. Berrard and I. Steven Edelson, will expire at the third annual meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of Common Stock and other equity securities of us. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.

To our knowledge, based solely upon our review of the copies of such reports furnished to us, we believe that all of our directors, officers and greater than 10% stockholders have complied with the applicable Section 16(a) reporting requirements except that: an initial report of ownership was filed late by Cris V. Branden.

Director Independence

Our board of directors has determined that Mr. Byrne,  Mr. Kramer and Mr. Branden are “independent directors” as defined in the American Stock Exchange listing standards and Rule 10A-3 of the Exchange Act. We intend to locate and appoint at least one additional independent director to serve on the board of directors and to serve on our audit committee prior to June 29, 2006.

Board of Directors and Committees of the Board

Our board of directors had two meetings during the fiscal year ended December 31, 2005 and acted by unanimous written consent 8 times. During the fiscal year ended December 31, 2005, each member of the board participated in at least 75% of all Board and applicable committee meetings held during the period for which he was a director.

We do not currently have a Compensation Committee. Pursuant to Section 805 of the AMEX Company Guide, compensation of our chief executive officer, if any, will be determined, or recommended to the Board for determination, by a majority of the independent directors on our board of directors. The chief executive officer will not be present during voting or deliberations. Compensation for all other officers, if any, will be determined, or recommended to the board for determination, by a majority of the independent directors on our board of directors. None of our officers currently receive compensation. We do not expect to pay any compensation to any of our officers until following the consummation of a business combination.

Our board of directors has established a Nominating and Governance Committee and an Audit Committee to devote attention to specific subjects and to assist the Board in the discharge of its responsibilities. The functions of these committees and their current members are set forth below.

Nominating and Governance Committee

The Nominating and Governance Committee is responsible for assisting identifying and recommending qualified candidates for director nominees to the board, and leading the board in its annual review of the board’s performance. All members of the Nominating Committee qualify as independent under the definition promulgated by the American Stock Exchange. The Nominating and Governance Committee had no meetings during 2005. Nathaniel Kramer and Thomas C. Byrne are the current members of the Nominating and Governance Committee. The Nominating and Governance Committee may consider candidates recommended by stockholders as well as from other sources such as other directors or officers, third party search firms or other appropriate sources. For all potential candidates, the Nominating and Governance Committee may consider all factors is deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need in the board, and concern for the long-term interests of the stockholders. In general, persons recommended by stockholders will be considered on the same basis as candidates from other sources. If a stockholder wishes to nominate a candidate to be considered for election as a director at the 2006 Annual Meeting of Stockholders using the procedures set forth in the Company’s By-laws, it must follow the procedures described in Article 3.3 entitled “Nominations.”  If a stockholder wishes simply to propose a candidate for consideration as a nominee by the Nominating and Governance Committee, it should submit any pertinent information regarding the candidate to the Nominating and Governance Committee by mail at our address. A copy of the Nominating Committee’s written charter is available upon written request

Audit Committee

The Audit Committee recommends to the board of directors the appointment of the firm selected to serve as our independent auditors and our subsidiaries and monitors the performance of such firm; reviews and approves the scope of the annual audit and evaluates with the independent auditors our annual audit and annual financial statements; reviews with management the status of internal accounting controls; evaluates issues having a potential financial impact on us which may be brought to the Audit Committee’s attention by management, the independent auditors or the board; evaluates our public financial reporting documents; reviews the non-audit services to be performed by the independent auditors, if any; and considers the effect of such performance on the auditor’s independence. Thomas C. Byrne and Cris V. Branden are the current members of the Audit Committee. All members of the Audit Committee satisfy the current independence standards promulgated by the Securities and Exchange Commission and by the American Stock Exchange, as such standards apply specifically to members of audit committees. We intend to locate and appoint at least one additional independent director to serve on our audit committee prior to June 29, 2006. The board has determined that each of Mr. Byrne and Mr. Branden are “audit committee financial experts,” as the Securities and Exchange Commission has defined that term in Item 401 of Regulation S-K. The Audit Committee had four meetings during 2005.

Code of Conduct and Ethics

                We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws and the rules of the American Stock Exchange.

Item 11. Executive Compensation

None of our executive officers have received any compensation for services rendered. Commencing on the effective date of our initial public offering and continuing through the acquisition of a target business, we will pay SB Management Corp., a corporation owned and managed by Steven R. Berrard, our Chairman and Chief Executive Officer, approximately $4,875 per month for office space and certain other additional services. In addition, we have agreed to pay an affiliate of I. Steven Edelson, our Vice Chairman and Vice President, and Nathaniel Kramer, one of our directors, approximately $2,625 per month for general and administrative services including secretarial support. We have agreed to pay up to a monthly maximum of $7,500 for all of the foregoing services. This arrangement is being agreed to by SB Management Corp. and the affiliate of Mr. Edelson and Mr. Kramer for our benefit and is not intended to provide Messrs. Berrard, Edelson or Kramer compensation in lieu of a salary. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated person. No other executive officer or director has a relationship with or interest in SB Management Corp.

Other than this $7,500 per-month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to any of our officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Such individuals may be paid consulting, management or other fees from target businesses as a result of the business combination, with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to the stockholders. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because none of our directors may be deemed “independent,” we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

During the fiscal year ended December 31, 2005, the directors did not receive any cash compensation for their service as members of the board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 24, 2006, by:

•                  each person known by us, as a result of such person’s public filings with the SEC and the information contained therein, to be the beneficial owner of more than 5% of its outstanding shares of common stock;

•                  each of the Company’s officers and directors; and

•                  all of Company’s officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Common Stock
Sapling, LLC(2)	1,111,358	5.3%
Amaranth LLC(3)	1,423,900	6.8%
John A. Griffin(4)	1,490,000	7.1%
Steven R. Berrard (5)(6)	937,535	4.5%
Thomas E. Aucamp (6)(7)	562,493	2.7%
Thomas C. Byrne (6)	562,493	2.7%
I. Steven Edelson (6) (8)	562,493	2.7%
Nathaniel Kramer (6)(9)	562,493	2.7%
Cris V. Branden (6)(10)	140,624	*
All directors and executive officers as a group (6 individuals)	3,328,131	15.8%

*       Less than 1%

(1)    Unless otherwise indicated, the business address of each of the individuals is 401 East Olas Blvd, Suite 1140, Fort Lauderdale, Florida 33301.

(2)    Includes 572,517 shares owned by Fir Tree Recovery Master Fund, L.P. the sole member of Sapling, LLC. The business address of Sapling, LLC is Sapling, LLC, c/o Fir Tree Recovery Master Fund LP, 535 5th Avenue, 31st Floor, New York, New York 10017. Sapling, LLC has shared voting and dispositive power for the shares listed above. The foregoing information was derived from a Schedule 13G, as filed with the Securities and Exchange Commission on July 13, 2005.

(3)    Amaranth Advisors L.L.C. is the trading advisor for Amaranth LLC and is granted investment discretion over portfolio investments, including the common stock held by it. Nicholas M. Maounis is the managing member of Amaranth Advisors L.L.C. and may, by virtue of his position as managing member, be deemed to have the power to direct the vote and disposition of the common stock held for Amaranth LLC. The business address of Amaranth LLC is c/o Amaranth Advisors L.L.C., One American Lane, Greenwich, Connecticut 06831. Amaranth LLC has shared voting and dispositive power for the shares listed above. The foregoing information was derived from a Schedule 13G, as filed with the Securities and Exchange Commission on December 2, 2005.

(4)    Includes 923,800 shares owned by Blue Ridge Capital Holdings LLC and 566,200 shares owned by Blue Ridge Capital Offshore Holdings LLC. Mr. Griffin is the Managing Member of Blue Ridge Capital Holdings LLC and Blue Ridge Capital Offshore Holdings LLC, and in that capacity directs their operations. Blue Ridge Capital Holdings LLC is the general partner of Blue Ridge Limited Partnership and has the power to direct the affairs of Blue Ridge Limited Partnership, including decisions respecting the receipt of dividends from and the proceeds from the sale of common stock. Blue Ridge Capital Offshore Holdings LLC is the general partner of Blue Ridge Offshore Master Limited Partnership and has the power to direct the affairs of Blue Ridge Offshore Master Limited Partnership, including decisions respecting the receipt of dividends from and the proceeds from the sale of common stock. The business address for this individual is 660 Madison Avenue, 20th Floor, New York, New York 10021. The foregoing information was derived from a Schedule 13G, as filed with the Securities and Exchange Commission on February 3, 2006.

(5)    Mr. Berrard is our Chairman of the Board and Chief Executive Officer.

(6)    Each of these individuals is a director.

(7)    Mr. Aucamp is our Vice President and Secretary.

(8)    Includes 562,493 shares owned by The Edelson Family Trust, which is a trust established by Mr. Edelson for the benefit of his spouse and descendants, of which Mr. Edelson is the trustee. Mr. Edelson is our Vice Chairman and Vice President.

(9)    The business address for this individual is c/o Mercantile Capital Partners, 1372 Shermer Road, Northbrook, Illinois 60062.

(10)  The business address for this individual is 450 East Olas Blvd, Suite 1500, Fort Lauderdale, Florida 33301.

All of our shares of common stock outstanding prior to the effective date of our initial public offering, or the pre-public offering shares, were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, and shall remain in escrow until the earliest of (i) June 29, 2008 or (ii) our liquidation; or (iii) the consummation of a merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to Company consummating a business combination with a target business.

During the escrow period, the holders of the pre-public offering shares will not be able to sell or transfer their securities except to their spouses and children or trusts established for their benefit, but will retain all other rights as our public stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If the Company is unable to effect a business combination and liquidate, the holders of the pre-public offering shares will not receive any portion of the liquidation proceeds with respect to common stock owned by them prior to June 29, 2005.

Messrs. Berrard, Aucamp, Byrne, Edelson and Kramer may be deemed to be our “parents” and are deemed to be “promoters,” as these terms are defined under the Federal securities laws.

Item 13. Certain Relationships and Transactions

On January 28, 2005, we issued an aggregate of 1,250,000 shares of common stock to the individuals set forth below for $25,000 in cash, at an average purchase price of approximately $0.02 per share, as follows:

Name	Number of Shares	Relationship to Services Acquisition Corp. International
Steven R. Berrard	375,000	Director, Chairman of the Board, Chief Executive Officer and President
Thomas E. Aucamp	218,750	Director, Vice President, and Secretary
Thomas C. Byrne	218,750	Director
I. Steven Edelson	218,750	Director, Vice Chairman and Vice President
Nathaniel Kramer	218,750	Director

On March 28, 2005, our board of directors authorized a stock dividend of 1.5714 shares of common stock for each outstanding share of common stock, effectively lowering the purchase price to $.0078 per share. The sole purpose for such stock dividend authorized by the board of directors was to maintain the initial stockholders’ collective ownership at 20% of our issued and outstanding shares of common stock immediately after the initial public offering.

The holders of the majority of these shares will be entitled to make up to two demands that we register these shares pursuant to a registration rights agreement previously entered into. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow, which, except in limited circumstances, is not before June 29, 2008. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Steven R. Berrard, our Chairman and Chief Executive Officer, and our directors I. Steven Edelson and Nathaniel Kramer advanced a total of approximately $90,000 to us as of June 29, 2005 to cover expenses related to the initial public offering. Of such loans, $40,000 was payable with 4% annual interest on the earlier of January 26, 2006 or the consummation of the initial public offering and $50,000 was payable with 4% annual interest on the earlier of March 28, 2006 or the consummation of the initial public offering. In addition, Mr. Edelson and Mr. Aucamp loaned us an aggregate of $70,000 on June 29, 2005 that was used to pay the fees of the American Stock Exchange. All of such amounts were repaid at the closing of the offering from the proceeds of the initial public offering not placed in trust.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. In addition, our management will gather pricing information, estimates or fairness opinions from unaffiliated third parties with respect to similar transactions undertaken by us.

Item 14. Principal Accountant Fees and Services

Audit Fees

During the fiscal year ended December 31, 2005, we paid, or expect to pay, our principal accountant $68,700 for the services they performed throughout the year, including in connection through our initial public offering, including the financial statements included in the Current Reports on Form 8-K filed with the Securities and Exchange Commission on July 6 and July 7, 2005, the review of our Quarterly Reports on Form 10-Q for the quarter ended September 30, 2005, and the December 31, 2005 audit and Annual Report on Form 10-K.

Audit-Related Fees

During 2005, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During 2005, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During 2005, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2. Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3. Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4. Other Fees are those associated with services not captured in the other categories. We generally do not request such services from the independent auditor.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)           The following documents are filed as a part of this Report:

1.             Financial Statements:

2.             Financial Statement Schedule(s):

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.             Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation.*
3.2	By-laws.*
4.1	Specimen Unit Certificate.*
4.2	Specimen Common Stock Certificate.*
4.3	Specimen Warrant Certificate.*
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.*
10.1	Letter Agreement among the Company, Broadband Capital Management LLC and Steven R. Berrand.*
10.2	Letter Agreement among the Company, Broadband Capital Management LLC and Thomas E. Aucamp.*
10.3	Letter Agreement among the Company, Broadband Capital Management LLC and Thomas C. Byrne.*
10.4	Letter Agreement among the Company, Broadband Capital Management LLC and I. Steven Edelson.*
10.5	Letter Agreement among the Company, Broadband Capital Management LLC and I. Nathanial Kramer.*

10.6	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.*
10.7	Form of Stock Escrow Agreement between the Company, Continental Stock Transfer & Trust Company and the Initial Stockholders.*
10.8	Services Agreement with SB Management Co.*
10.9	Promissory Note, dated January 26, 2005, issued to Steven R. Berrard in the amount of $26,000.*
10.10	Promissory Note, dated January 26, 2005, issued to I. Steven Edelson in the amount of $7,000.*
10.11	Promissory Note, dated January 26, 2005, issued to Nathanial Kramer in the amount of $7,000.*
10.12	Promissory Note, dated March 28, 2005, issued to Steven R. Berrard in the amount of $32,500.*
10.13	Promissory Note, dated March 28, 2005, issued to Nathanial Kramer in the amount of $17,500.*
10.14	Form of Registration Rights Agreement among the Company and the Initial Stockholders.*
10.15	Form of Warrant Purchase Agreement between the Insiders and Broadband Capital Management LLC*
31	Certification of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-122812).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVICES ACQUISITION CORP. INTERNATIONAL

Date: March 27, 2006

	By:	/s/ Steven R. Berrard
Steven R. Berrard
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

	Chairman of the Board and Chief Executive Officer (principal executive and principal financial and accounting officer)	March 27, 2006
/s/ Steven R. Berrard
Steven R. Berrard

	Vice Chairman, Vice President and Director	March 27, 2006
/s/ I. Steven Edelson
I. Steven Edelson

	Vice President, Secretary and Director	March 27, 2006
/s/ Thomas E. Aucamp
Thomas E. Aucamp

	Director	March 27, 2006
/s/ Nathaniel Kramer
Nathaniel Kramer

Director
/s/ Thomas C. Byrne		March 27, 2006
Thomas C. Byrne

Director
/s/ Cris V. Branden		March 27, 2006
Cris V. Branden

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Services Acquisition Corp. International

(a corporation in the development stage)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Services Acquisition Corp. International

We have audited the accompanying balance sheet of Services Acquisition Corp. International (a corporation in the development stage) as of December 31, 2005 and the related statements of operations, stockholders’ equity, and cash flows for the period from January 6, 2005 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Services Acquisition Corp. International (a corporation in the development stage) as of December 31, 2005, and the results of its operations and its cash flows for the period from January 6, 2005 (inception) to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey

March 23, 2006

SERVICES ACQUISITION CORP. INTERNATIONAL

(a corporation in the development stage)

BALANCE SHEET

December 31, 2005

ASSETS

Current assets
Cash	$976,915
Prepaid expenses	56,772
Total current assets	1,033,687

Other assets
Cash held in trust	128,174,091

Total assets	$129,207,778

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,234
Accrued accounting	30,000
Accrued franchise taxes	53,685
Income taxes payable	84,933
Total current liabilities	169,852

Common stock, subject to possible redemption, 3,448,275 shares at redemption value	25,241,373

Stockholders’ equity
Preferred stock, $.001 par value, authorized 1,000,000 shares; none issued
Common stock, $.001 par value, authorized 70,000,000 shares; issued and outstanding 21,000,000 shares (which includes the 3,448,275 shares subject to possible redemption)	21,000
Additional Paid-in Capital	102,604,274

Equity accumulated during the development stage	1,171,279
Total stockholders’ equity	103,796,553
Total liabilities and stockholders’ equity	$129,207,778

See accompanying notes to financial statements.

SERVICES ACQUISITION CORP. INTERNATIONAL

(a corporation in the development stage)

STATEMENT OF OPERATIONS

For the Period January 6, 2005 (inception) to December 31, 2005

Interest income	$1,454,091

Formation and operating costs	196,614
Interest expense	1,265

Net income before income taxes	1,256,212

Provision for state income taxes	84,933

Net income	$1,171,279

Basic weighted average shares outstanding	11,777,489

Basic earnings per share	$0.10

Diluted weighted average shares outstanding	13,049,709

Diluted earnings per share	$0.09

See accompanying notes to financial statements.

SERVICES ACQUISITION CORP. INTERNATIONAL

(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

For period from January 6, 2005 (inception) to December 31, 2005

	Common Stock		Additional Paid-in Capital	Equity Accumulated During the Development Stage	Stockholders’ Equity
	Shares	Amount

Balance January 6, 2005 (inception)	—	$—	$—	$—	$—

Common shares issued	3,750,000	3,750	25,429		29,179

Sale of 15,000,000 shares, net of underwriters’ discount and offering expenses (including 2,998,500 shares subject to possible redemption)	15,000,000	15,000	110,902,368		110,917,368

Sale of 2,250,000 shares through the over-allotment option offering, net of underwriters’ discount (including 449,775 shares subject to possible redemption)	2,250,000	2,250	16,917,750		16,920,000

Proceeds subject to possible redemption (3,448,275 shares)			(25,241,373)		(25,241,373)

Proceeds from issuance of option			100		100

Net income				1,171,279	1,171,279

Balances, at December 31, 2005	21,000,000	$21,000	$102,604,274	$1,171,279	$103,796,553

See accompanying notes to financial statements.

SERVICES ACQUISITION CORP. INTERNATIONAL

(a corporation in the development stage)

STATEMENT OF CASH FLOWS

For period from January 6, 2005 (inception) to December 31, 2005

Cash flows from operating activities
Net income	$1,171,279
Increase (decrease) in cash attributable to change in
Prepaid expenses	(56,772)
Accounts payable	1,234
Accrued accounting	30,000
Accrued franchise tax	53,685
Income taxes payable	84,933

Net cash provided by operating activities	1,284,359

Cash flows from financing activities

Proceeds from notes payable, stockholders	160,000
Payment of notes payable, stockholders	(160,000)
Proceeds from sale of stock	29,179
Gross proceeds of public offering	120,000,000
Payments of costs of public offering	(9,082,632)
Gross proceeds of over-allotment option offering	18,000,000
Payments of costs of over-allotment option offering	(1,080,000)
Proceeds from issuance of option	100

Net cash provided by financing activities	127,866,647

Net cash used in investing activity
cash held in trust	(128,174,091)

Net increase in cash	976,915

Cash, beginning of period	—

Cash, end of period	$976,915

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

1.     Nature of operations and summary of significant accounting policies

Nature of Operations

Services Acquisition Corp. International (the “Company”) was incorporated in Delaware on January 6, 2005 as a blank check company whose objective is to acquire through a merger, capital stock exchange, asset acquisition or other similar business combination a currently unidentified operating business. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective June 29, 2005.  The Company consummated the offering on July 6, 2005 and received net proceeds of approximately $110,917,368 and executed the over-allotment option offering on July 7, 2005 and received net proceeds of approximately $16,920,000.  The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating company.  As used herein, a “target business” shall include an operating business that provides services and a “business combination” shall mean the acquisition by the Company of such a target business.

The Company’s efforts in identifying a prospective business target are not limited to a particular industry, although management intends to focus on high margin service businesses with recurring revenue.  The success and ongoing profitability of such business will not necessarily be predicated on continually generating new revenue, but rather on forging a valued bond for which switching costs may be high or alternatives of lower value.  Within this context, the Company expects to seek companies displaying a number of characteristics: recurring revenues, focus on a service rather than a product, high gross margins, stable cash flow and opportunities for organic and acquisition growth.

Upon the closing of the Company’s offering, $126,720,000 was placed in a trust account at JP Morgan Chase NY Bank maintained by Continental Stock Transfer & Trust Company to be invested until the earlier of (i) the consummation of the Company’s first business combination or (ii) the liquidation of the Company. As of December 31, 2005, the balance in the trust account was $128,174,091.  The remaining proceeds are available to the Company to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

With respect to the first business combination, which is approved and consummated, any Public Stockholder who voted against the business combination may demand that the Company redeem his or her shares.  The per share redemption price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the business combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering.  Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a business combination.  Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. Accordingly the Company has set up a liability on the balance sheet for the possible redemption of 3,448,275 shares of common stock in the amount of $25,241,373

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a business combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied.  In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note 3.)

Cash Equivalents

The Company considers all highly liquid money market investments to be cash equivalents.

Common Stock

In March 2005, the Board of Directors of the Company approved a stock dividend of 1.5714 shares of common stock for each outstanding share of common stock to all shareholders of record on March 28, 2005. The sole purpose for such dividend was to maintain the existing shareholders’ collective ownership at 20% of issued and outstanding shares immediately after the Company’s initial offering of 15.0 million units at $8.00 per unit. Subsequent to the initial offering, the underwriters exercised their over-allotment option of 2.25 million units effectively lowering the founder’s ownership to approximately 17.86%. All transactions and disclosures in the financial statements, related to the Company’s common stock, have been adjusted to reflect the results of the stock dividend.

Income Per Common Share

The Company complies with SFAS No. 128, “Earnings Per Share” which requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company.

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

Income Taxes

The Company complies with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Accounting for Stock-Based Compensation (Revised).” SFAS 123(R) supersedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. SFAS No. 123(R) is effective as of the beginning of the fiscal year that begins after June 15, 2005.

2.   Investments held in Trust

Investments held in trust as of December 31, 2005 were in cash, not cash equivalents. During 2005 the Company invested in various short-term tax free money market funds promulgated under the Investment Company Act of 1940. Dividend and interest income earned on such investments was the Company’s sole source of income during the year.

3.   Initial Public Offering

On July 6, 2005, the Company sold 15,000,000 units (“Units”) in the Offering.  An additional 2,250,000 Units were issued on July 7, 2005 to cover the over-allotment granted to the underwriters.  Each Unit consists of one share of the Company’s common stock, $.001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrant”).  Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing the later of the completion of a business combination with a target business or one year from the effective date of the Offering and expiring at 5:00 PM on June 28, 2009.  The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to date on which notice of redemption is given.

4.              Income Taxes

Income Taxes

The components of the provision for income taxes for the year ended December 31, 2005 are as follows:

Current:
Federal	$—
State	84,933
Foreign	—
Total current	$84,933

Deferred:
Federal	$—
State	—
Foreign	—

Total deferred	$—

The differences between the statutory rate and the Company’s effective income tax rate are as follows:

	2005
Federal tax benefit at the statutory rate	$(427,112)	(34.0% )
State income taxes, net of federal benefit	(45,600)	(3.6)
Non-taxable interest income	490,392	39.0
Permanent differences	(6,863)	(0.5)
Change in valuation allowance	95,134	7.6
Other	(21,018)	(1.7)

Effective income tax rate	$84,933	6.8%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, together with net operating loss and tax credit carry-forwards. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2005 are as follows:

2005
Deferred tax assets (liabilities):
Net operating loss carryforwards	$56,916
Organizational costs	38,218
95,134
Valuation allowance	(95,134)
Net deferred taxes	$—

The valuation allowance for deferred taxes increased by approximately $95,134 during 2005, respectively, providing a full valuation allowance against the Company’s net deferred tax assets as a result of the uncertainty as to whether the Company will acquire an operating entity and utilize these tax benefits.

5.   Commitments and contingencies

The Company has agreed to pay up to $7,500 a month in total for office space and general and administrative expense to a related entity and two stockholders.  Upon completion of a business combination or liquidation, the Company will no longer be required to pay these monthly fees.  The monthly fee started on July 6, 2005.

As part of the Offering, the stockholders prior to the initial public offering agreed that after the Offering was completed and within the first twenty trading days after separate trading of the warrants has commenced, they or certain of their affiliates or designees would collectively purchase up to 1,000,000 warrants in the public marketplace at prices not to exceed $1.20 per warrant.   They further agreed that any warrants purchased by them or their affiliates or designees will not be sold or transferred until the completion of a business combination.  In addition, subject to any regulatory restrictions and subsequent to the completion of the purchase of the 1,000,000 warrants described above and within the first twenty trading days after separate trading of the warrants has commenced, the representative of the underwriter, or certain of its principals, affiliates or designees has to purchase up to 500,000 warrants in the public marketplace at prices not to exceed $1.20 per warrant. The Units separated on July 28, 2005; as per the preceding sentence, the shareholders prior to the initial public offering purchased 1,000,000 warrants at an average price of $1.01375 and the underwriter or its affiliates purchased 500,000 warrants at an average price of $0.99.

The Company has sold to the representative of the underwriter, for $100, an option to purchase up to a total of 750,000 units. The units issuable upon exercise of this option are identical to those offered by this prospectus except that the warrants included in the option have an exercise price of $7.50 (125% of the exercise price of the warrants included in the units sold in the offering).  This option is exercisable at $10.00 per unit commencing on the later of the consummation of a business combination and one year from the date of this prospectus and expiring five years from the date of this prospectus.  The option and the 750,000 units, the 750,000 shares of common stock and the 750,000 warrants underlying such units, and the 750,000 shares of common stock underlying such warrants, have been deemed compensation by the National Association of Securities Dealers (“NASD”) and are therefore subject to a 180-day lock-up pursuant to Rule 2710(g)(1) of the NASD Conduct Rules.  Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of this prospectus.  However, the option may be transferred to any underwriter and selected dealer participating in the offering and their bona fide officers or partners. The aggregate fair value of these units is approximately $2,800,000. Such amount was included in deferred offering costs and charged to additional paid-in capital upon completion of the Offering.

The Company has engaged Broadband Capital Management LLC to act as the representative of the underwriters, on a non-exclusive basis, as our agent for the solicitation of the exercise of the warrants.  To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the Securities and Exchange Commission, we have agreed to pay the representative for bona fide services rendered a commission equal to 5% of the exercise price for each warrant exercised after June 29, 2006 if the exercise was solicited by the underwriters.  In addition to soliciting, either orally or in writing, the exercise of the warrants, the representative’s services may also include disseminating information, either orally or in writing, to warrant holders about us or the market for our securities, and assisting in the processing of the exercise of the warrants.  No compensation will be paid to the representative upon the exercise of the warrants if:

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

6.   Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors.

7. Subsequent Events

On March 13, 2006, the Company, Services Acquisition Corp. International (“SVI”) and JJC Acquisition Company (“JJC”), a wholly-owned California corporate subsidiary of SVI, and Jamba Juice Company, a California corporation (“Jamba Juice”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which JJC will merge into Jamba Juice and Jamba Juice will become a wholly-owned subsidiary of SVI. Following completion of the merger, it is anticipated that SVI will change its name to Jamba, Inc. Because SVI will have no other operating business following the merger, Jamba Juice will effectively become a public company at the conclusion of the merger. The Board of Directors will have representation from both entities. Jamba Juice is headquartered in San Francisco, California and as of March 7, 2006 currently had 532 locations, 323 company-owned and 209 franchised, operating in 24 states, the District of Columbia and the Bahamas.

Under the terms of the agreement, Jamba Juice shareholders will be paid an aggregate of $265,000,000, less $16,000,000 for certain existing indebtedness and the amount of certain transaction related expenses, in cash, for all of the outstanding capital stock of Jamba Juice and the value of all shares of Jamba Juice capital stock issuable upon exercise of all “in-the-money” vested and unvested options and warrants of Jamba Juice, subject to the option holders and warrant holders, in certain instances, having the right to exchange their respective options and warrants into options and warrants of SVI.

To fund the transaction and provide additional capital for growth and expansion, various institutional investors have agreed to purchase 30,879,999 shares of SVI common stock at $7.50 per share in a private placement, which will be funded at the closing of the merger. The gross proceeds from this placement, estimated at $231,600,000, will be combined with the approximately $128,174,091 of cash currently held in trust by SVI to fund the transaction and provide growth capital.

The closings of the merger and SVI financing are subject to customary closing conditions, including approval of the merger agreement by the stockholders of both Jamba Juice Company (which occurred on March 22, 2006) and SVI and the expiration of any waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 as amended. In addition, the closing is conditioned on holders of not more than 20% of the shares of SVI voting against the merger and electing to convert their SVI shares into cash, as permitted by the SVI certificate of incorporation.