Form 10-Q
period 2006-03-31
Services Acquisition Corp. International
filed 2006-05-15
CIK 1316898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

As of May 5, 2006, 21,000,000 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

SERVICES ACQUISITION CORP. INTERNATIONAL
Table of Contents

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

SERVICES ACQUISITION CORP. INTERNATIONAL
(a corporation in the development stage)

BALANCE SHEETS
	March 31, 2006	December 31, 2005

ASSETS

Current assets
Cash	$741,417	$976,915
Prepaid expenses and other assets	55,126	56,772
Total current assets	796,543	1,033,687
Other assets
Cash held in trust	129,066,348	128,174,091
Deferred transaction costs	1,009,989
Total assets	$130,872,880	$129,207,778

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,139,419	$169,852
Total current liabilities	1,139,419	169,852

Common stock, subject to possible redemption, 3,448,275 shares at redemption value	25,241,373	25,241,373

Stockholders’ equity
Preferred stock, $.001 par value, authorized 1,000,000 shares; none issued
Common stock, $.001 par value, authorized 70,000,000 shares; issued and outstanding 21,000,000 shares (which includes the 3,448,275 shares subject to possible redemption)	21,000	21,000
Paid-in capital in excess of par	102,584,274	102,604,274

Equity accumulated during the development stage	1,886,814	1,171,279
Total stockholders’ equity	104,492,088	103,796,553
Total liabilities and stockholders’ equity	$130,872,880	$129,207,778

See accompanying notes to financial statements.

SERVICES ACQUISITION CORP. INTERNATIONAL
(a corporation in the development stage)

STATEMENTS OF OPERATIONS
			From inception
	Three months ended March 31,		To March 31,
	2006	2005	2006
Interest income	$900,786	$—	$2,354,877

Formation and operating costs	144,272	966	340,886
Interest expense	—	—	1,265

Income before taxes	756,514	(966)	2,012,726

Income taxes, state	40,979)	—	125,912)

Net income (loss)	$715,535	$(966)	$1,886,814

Weighted average shares outstanding:
Basic	21,000,000	3,750,000	13,940,973
Diluted	25,732,572	3,750,000	16,086,105

Net income (loss) per share, basic	$0.03	$(0.00)	$0.14

Net income (loss) per share, basic	$0.03	$(0.00)	$0.12

See accompanying notes to financial statements.

SERVICES ACQUISITION CORP. INTERNATIONAL
(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS’ EQUITY

For period from January 6, 2005 (inception) to March 31, 2006

	Common Stock Shares	Amount	Paid-in Capital in Excess of Par	Equity Accumulated During the Development Stage	Stockholders Equity

Balances at January 6, 2005 (inception)	—	$—	$—	$—	$—

Common shares issued	3,750,000	3,750	25,429		29,179

Sale of 15,000,000 shares, net of underwriters’ discount and offering expenses (including 2,998,500 shares subject to possible redemption)	15,000,000	15,000	110,902,368		110,917,368

Sale of 2,250,000 shares through the over-allotment option offering, net of underwriters’ discount (including 449,775 shares subject to possible redemption)	2,250,000	2,250	16,917,750		16,920,000

Proceeds subject to possible redemption (3,448,275 shares)			(25,241,373)		(25,241,373)

Proceeds from issuance of option			100		100

Net income				1,171,279	1,171,279

Balances at December 31, 2005	21,000,000	$21,000	$102,604,274	$1,171,279	$103,796,553

Adjustment to offering expense			(20,000)		(20,000)

Net income				715,535	715,535

Balances at March 31, 2006	21,000,000	$21,000	$102,584,274	$1,886,814	$104,492,088

See accompanying notes to financial statements.

SERVICES ACQUISITION CORP. INTERNATIONAL
(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

For period from January 6, 2005 (inception) to March 31, 2006

			From inception
	Three months ended March 31,		To March 31,
	2006	2005	2006
Cash flows from operating activities
Net income (loss)	$715,535	$(966)	$1,886,814
Increase (decrease) in cash attributable to change in Deferred transaction costs	(1,009,989)		(1,009,989)
Prepaid expenses	1,646		(55,126)
Accounts payable and accrued expenses	969,567	750	1,139,419

Net cash provided by (used in) operating activities	676,759	(216)	1,961,118

Cash flows from financing activities

Proceeds from note payable, stockholders		90,000	160,000
Payment of note payable, stockholders			(160,000)
Proceeds from sale of stock		25,000	29,179
Gross proceeds of public offering			120,000,000
Payments of costs of public offering	(20,000)		(9,102,632)
Gross proceeds of over-allotment option offering			18,000,000
Payments of costs of over-allotment option offering			(1,080,000)
Proceeds from issuance of option			100

Net cash provided by financing activities	(20,000)	14,183	127,846,647

Net cash used in investing activity, cash held in trust	(892,257)	—	(129,066,348)

Net increase in cash	(235,498)	13,967	741,417

Cash, beginning of period	976,915	—	—

Cash, end of period	$741,417	$13,967	$741,417

See accompanying notes to financial statements.

SERVICES ACQUISITION CORP. INTERNATIONAL

Notes to Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of Services Acquisition Corp. International (the “Company”). The unaudited condensed financial statements for the three months ended March 31, 2006 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2006 and the results of its operations for the three months ended March 31, 2006 and 2005 and for the period from January 6, 2005 (inception) to March 31, 2006 and cash flows for the three months ended March 31, 2006 and 2005 and for the period from January 6, 2005 (inception) to March 31, 2006. The results of operations for the three months ended March 31, 2006 and 2005 are unaudited and are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company’s 2005 Form 10-K.

1.   Nature of operations and summary of significant accounting policies

Nature of Operations

The Company was incorporated in Delaware on January 6, 2005 as a blank check company whose objective is to acquire through a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business. The Company selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective June 29, 2005. The Company consummated the offering on July 6, 2005 and received net proceeds of approximately $110,917,000 and executed the over-allotment option offering on July 7, 2005 and received net proceeds of approximately $16,920,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating company. As used herein, a “target business” shall include an operating business that provides services and a “business combination” shall mean the acquisition by the Company of such a target business.

The Company’s efforts in identifying a prospective business target will not be limited to a particular industry, although management intends to focus on high margin service businesses with recurring revenue. The success and ongoing profitability of such business will not necessarily be predicated on continually generating new revenue, but rather on forging a valued bond for which switching costs may be high or alternatives of lower value. Within this context, the Company expects to seek companies displaying a number of characteristics: recurring revenues, focus on a service rather than a product, high gross margns, stable cash flow and opportunities for organic and acquisition growth.

Upon the closing of the Company’s offering, an amount of $126,720,000 was placed in a trust account at JP Morgan Chase NY Bank maintained by Continental Stock Transfer & Trust Company to be invested until the earlier of (i) the consummation of the Company’s first business combination or (ii) the liquidation of the Company; as of March 31, 2006 the balance in the trust account is $129,066,348. The remaining proceeds are available to the Company to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders prior to the Offering, vote against the business combination, the business combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 3,750,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any business combination. After consummation of the Company’s first business combination, none of these voting safeguards will be applicable.

With respect to the first business combination, which is approved and consummated, any Public Stockholder who voted against the business combination may demand that the Company redeem his or her shares. The per share redemption price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the business combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a business combination. Such Public Stockholders are entitled to receive their pro rata interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. As of March 31, 2006, the pro rata interest in the Trust fund was $7.48 per share.

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a business combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering, if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note 2.)

There is no assurance that the Company will be successful to find and consummate a business acquisition. Therefore, there is a risk of substantial loss to the shareholders.

Income per Common Share

Basic earnings-per-share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, by application of the treasury stock method.

	March 31, 2006			March 31, 2005
	Warrant price		Warrants	Warrant price		Warrants
	From	To	outstanding	From	To	outstanding
Dilutive warrants	6.00	10.00	18,000,000	—	—	—

	Three Months Ended March 31,
	2006	2007
Weighted average number of shares outstanding
Basic
Effect of dilutive securities: Warrants	21,000,000	3,214,247
Diluted	4,732,572	—
	25,732,572	3,214,247

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

Comprehensive Income

The Company’s total comprehensive income, comprised of net income for the three months ended March 31, 2006 and 2005, respectively, was as follows:

	Three Months Ended March 31,
	2006	2005
Net income	$715,535	$(966)
Other comprehensive income	—	—
Total comprehensive income	$715,535	$(966)

2.   Commitments and contingencies

The Company agreed to pay up to $7,500 a month in total for office space and general and administrative expense to a related entity and two stockholders. Upon completion of a business combination or liquidation, the Company will no longer be required to pay these monthly fees. The monthly fee commenced on July 6, 2005.

The Company sold to the representative of the underwriter, for $100, an option to purchase up to a total of 750,000 units. The units issuable upon exercise of this option are identical to those offered by this prospectus except that the warrants included in the option have an exercise price of $7.50 (125% of the exercise price of the warrants included in the units sold in the offering). This option is exercisable at $10.00 per unit commencing on the later of the consummation of a business combination and one year from the date of this prospectus and expiring five years from the date of this prospectus. The option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period following the date of the S-1 filing, or not before June 27, 2006. However, the option may be transferred to any underwriter and selected dealer participating in the offering and their bona fide officers or partners.

The Company engaged Broadband Capital Management LLC to act as the representative of the underwriters, on a non-exclusive basis, as our agent for the solicitation of the exercise of the warrants. To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the Securities and Exchange Commission, the Company has agreed to pay the representative for bona fide services rendered a commission equal to 5% of the exercise price for each warrant exercised after June 29, 2006 if the exercise was solicited by the underwriters. In addition to soliciting, either orally or in writing, the exercise of the warrants, the representative’s services may also include disseminating information, either orally or in writing, to warrant holders about us or the market for our securities, and assisting in the processing of the exercise of the warrants. No compensation will be paid to the representative upon the exercise of the warrants if:

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

Consistent with the disclosures in our prospectus, we have focused our search on companies in Business Services, Healthcare Services, and Consumer Services. Of these categories, Business Services and Healthcare Services have represented the majority of the targets we are exploring, with more limited communication with Consumer Service companies. Overall, we would gauge the environment for target companies to be competitive and we believe that private equity firms and strategic buyers represent our biggest competition.  Our management believes that many of the fundamental drivers of alternative investment vehicles like our company are becoming more accepted by investors and potential business combination targets; these include a difficult IPO environment, a cash-rich investment community looking for differentiated opportunities for incremental yield, and business owners seeking new ways to maximize their shareholder value while remaining invested in the business. However, there can be no assurance that we will find and close a suitable business combination in the allotted time.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the Reform Act) provides a safe harbor for forward-looking statements made by or on behalf of the Company. We and our representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to earnings or earnings per share growth, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act.

The forward-looking statements are and will be based upon our management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

By their nature, all forward-looking statements involve risks and uncertainties. Actual results, expenses, cash flows, financial condition, and net income, as well as factors such as our capability in identifying a target business and be able to consummate the merger transaction may differ materially from those contemplated by the forward-looking statements or those currently being experienced by the Company for a number of reasons.

Excerpts from March 16, 2006 8-K filing

On March 10, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with JJC Acquisition Company (“JJC”), a wholly-owned California corporate subsidiary of Company, and Jamba Juice Company, a California corporation (“Jamba Juice”), pursuant to which JJC will merge into Jamba Juice and Jamba Juice will become a wholly-owned subsidiary of Company. Following completion of the merger, it is anticipated that Company will change its name to Jamba, Inc. Because the Company will have no other operating business following the merger, Jamba Juice will effectively become a public company at the conclusion of the merger. Jamba Juice is headquartered in San Francisco, California. Jamba Juice currently has 324 locations, in addition, there are 209 franchisee-owned locations, operating in 26 states, the District of Columbia and the Bahamas.

The Merger Agreement provides that at the closing of the merger, the Jamba Juice shareholders will be paid an aggregate of $265,000,000, less $16,000,000 for certain existing indebtedness and the amount of certain transaction related expenses, in cash, for all of the outstanding capital stock of Jamba Juice and the value of all shares of Jamba Juice capital stock issuable upon exercise of all “in-the-money” vested and unvested options and warrants of Jamba Juice, subject to the option holders and warrant holders, in certain instances, having the right to exchange their respective options and warrants into options and warrants of the Company, as further described below. A portion of the purchase price will be funded with cash currently being held in the trust fund established in connection with the Company’s initial public offering and the balance of the purchase price will be funded from the proceeds of a private placement financing, as discussed herein, that is expected to be completed simultaneously with the merger with Jamba Juice.

The Merger Agreement contains representations and warranties of each of the Company and Jamba Juice, as applicable, relating to, among other things, (a) proper corporate organization and similar corporate matters, (b) capitalization, (c) the authorization, performance and enforceability of the Merger Agreement, (d) licenses and permits, (e) taxes, (f) absence of undisclosed liabilities, (g) holding of leases and ownership of other properties, (h) material contracts, (i) title and condition of assets, (j) absence of certain changes, (k) employee and employee benefits matters, (l) compliance with applicable laws, (m) absence of litigation, (n) environmental matters, (o) franchise matters and (p) insurance.

The Company and Jamba Juice have each agreed to continue to operate their respective businesses in the ordinary course prior to the closing of the merger and additional material covenants include that (i) each party shall obtain all necessary approvals, including stockholder and governmental approvals; (ii) each party shall protect confidential information and maintain the confidentiality of the other’s proprietary information; and (iii) until termination of the Merger Agreement (except as discussed below), not to solicit or accept an alternative Acquisition Proposal, as such term is defined in the Merger Agreement.

The Merger Agreement also provides that if Jamba Juice terminates the Merger Agreement either because the board of directors of Jamba Juice recommends a superior Acquisition Proposal (as such term is defined in the Merger Agreement), the stockholders of Jamba Juice vote against the merger or the stockholders of Jamba Juice do not approve the merger by April 30, 2006, and within six months after the date of such termination, Jamba Juice either enters into a definitive agreement to consummate, or consummates any of the following transactions (whether in a single transaction or series of transactions) (i) a sale by Jamba Juice of all or substantially all of its assets or (ii) a sale of stock, merger, reorganization or other transaction that results in transfer of ownership of more than fifty percent of the capital stock of Jamba Juice outstanding on the date of termination of the merger agreement, then Jamba Juice shall promptly pay to the Company a fee in the amount of $10,000,000.

At the effective time of the merger, Jamba Juice’s obligations with respect to each outstanding unvested option, unexercised vested option and unexercised warrant (if amended in a manner reasonably acceptable to the Company) will be assumed by the Company, and the Company shall thereafter be obligated to issue Company common stock upon the exercise thereof. Each Jamba Juice option assumed by the Company shall be re-issued so that the option holder will retain the same as percentage discount the holder has compared to the Company’s shares fair value at the time of closing, considering exercise price of the option and the fair value of Jamba Juice’s shares at $6.03 per share. Furthermore, the total bargain purchase element will remain the same by adjusting the number of options the holder will receive.

The Merger Agreement provides for indemnification of the Company with an escrow arrangement. As the sole remedy for Jamba Juice’s indemnity obligations set forth in the Merger Agreement, at the closing the parties shall deposit $19,875,000 in cash, otherwise payable to Jamba Juice’s stockholders, to be held during the period ending one year from the closing, all in accordance with the terms and conditions of an escrow agreement to be entered into at the closing between the Company, a representative of the Jamba Juice stockholders (who shall be designated by Jamba Juice prior to the closing) and Continental Stock Transfer and Trust Company. The terms of such escrow provides that, depending on the amount of any paid claims, pending claims or claims that have not been applied against a $2,000,000 basket, $4,968,750 shall be released to the Jamba Juice stockholders on each of the six-month and nine-month periods following the closing. The balance of any amounts remaining in escrow against which no claims have been made shall be distributed to Jamba Juice’s stockholders 12 months following the closing.

The obligations of Company to consummate the merger are subject to closing conditions, including: (i) the Company stockholders shall have approved the transactions contemplated by the merger  agreement and holders of not more than twenty percent (20%) of Company’s shares issued in Company’s initial public offering and outstanding immediately before the closing shall have exercised their rights to convert their shares into a pro rata share of the trust fund rather than approve the merger; (ii) certain of the officers of Jamba Juice shall have entered into employment agreements; (iii)  the Jamba Juice stockholders shall have approved the transactions contemplated by the Merger Agreement; (iv) on or before April 30, 2006, all Jamba Juice warrants shall have either been amended in a manner reasonably acceptable to Company or exercised (subject to the occurrence of the closing); (v) holders of no more than five percent (5%) of the shares of any class of securities of Jamba Juice outstanding immediately before the closing shall have taken action to exercise their appraisal rights pursuant to Section 1301 of the California General Corporations Law; (vi) no governmental entity shall have enacted, issued, promulgated, enforced or entered any statute, rule, regulation, executive order, decree, injunction or other order (whether temporary, preliminary or permanent) which has the effect of making the merger illegal or otherwise prohibiting consummation of the merger substantially on the terms contemplated by the merger agreement; and (vii) the absence of any action, suit or proceeding challenging or preventing the merger.

The obligations of Jamba Juice to consummate the merger is subject to closing conditions similar to those of Company, including conditions that Company’s common stock will be listed for trading on the AMEX or similar exchange and there will be no action or proceeding pending or threatened against Company to prohibit or terminate the listing of Company common stock on the AMEX.

The Merger Agreement may be terminated at any time prior to the closing, as follows: (i) by mutual written consent of Company and Jamba Juice; (ii) by either Company or Jamba Juice if a governmental entity shall have issued an order, decree or ruling or taken any other action, in any case having the effect of permanently restraining, enjoining or otherwise prohibiting the merger, which order, decree, ruling or other action is final and nonappealable; (iii) by either Company or Jamba Juice, if, at the Company special meeting, (including any adjournments thereof), the Merger Agreement and the transactions contemplated thereby shall fail to be approved and adopted by the affirmative vote of the holders of Company common stock, or the holders of 20% or more of the number of shares of Company common stock issued in Company’s initial public offering and outstanding as of the record date exercise their rights to convert the shares of Company common stock held by them into cash in accordance with Company’s certificate of incorporation; (iv) by either Company or Jamba Juice if the closing has not occurred by August 15, 2006; or (v) subject to a 30-day cure period, by either Company or Jamba Juice if the other party has breached any of its covenants or representations and warranties in any material respect.

Also, as part of a private placement financing, on March 10, 2006 and March 15, 2006, Company entered into Securities Purchase Agreements and Registration Rights Agreements, with prospective investors (including certain current Jamba Juice shareholders and board members) that collectively provide for the issuance, simultaneously with the closing of the merger, of approximately 30.9 million shares of Company common stock, at a per share purchase price of $7.50, resulting in aggregate gross proceeds to Company of approximately $231.6 million, which funds will be used to fund the merger consideration as well as additional working and expansion capital.

In connection with the private placement financing, Company also granted the investors certain registration rights described below. Shareholder approval for the issuance of the shares of common stock and for the insider participation in the private placement financing is required pursuant to the rules of the American Stock Exchange and such approval will be sought simultaneously with the shareholder approval for the merger.

Pursuant to the Registration Rights Agreements, Company has granted the investors in the private placement certain rights to register the resale of the shares of common stock that they will receive. Any costs associated with filing of the registration statement will be paid by Company. In the event the financing is completed, if Company does not timely file the registration statement (the later of 30 days following the closing of the financing or July 7, 2006), or have it declared effective in a timely manner (within 90 days, unless not reviewed by the Securities and Exchange Commission, of filing of the registration statement), then Company may be subject to a penalty (an amount equal to 0.5% of the financing amount payable in cash to the investors for every 30 days such delinquencies are not cured). Company may also be subject to the same penalty if the registration statement, once effective, ceases to be usable for a period of time.

Comparison of Three Months Ended March 31, 2006 with Three Months Ended March 31, 2005

For the three months ended March 31, 2006, we had net income of approximately $716,000, derived from interest income less operating expenses and taxes, as compared to a loss of $1,000 derived from formation and operating costs for the same period the previous year. No interest income was generated in the three months ended March 31, 2005 since the proceeds from the offering were not received until July 6, 2005.

For the period from January 6, 2005 (inception) through March 31, 2006, we had net income of approximately $1.9 million, derived from interest income less operating expenses and taxes.

Interest income is derived primarily from investment of our cash balances held in trust, which aggregated approximately $129 million at March 31, 2006. The cash balance held in trust is invested primarily in non-taxable securities and other investments.

Liquidity and Capital Resources

Our net proceeds from the sale of our units were approximately $127,838,200. Of this amount, $126,720,000 was held in trust and interest on this amount is also held in the trust. The remaining $1,118,200 was held outside of the trust. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s current cash position is approximately $741,000. We have at this point outstanding payables, accrued expenses and liabilities of approximately $1.1 million. Our short term liabilities exceed our available cash position by approximately $398,000.

We do not believe we will have sufficient available funds outside of the trust fund to operate through July 6, 2007, assuming that the business combination with Jamba Juice is not consummated within its time limits. We have incurred approximately $1.0 million in expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of the business combination. We believe that we will be forced to liquidate the Company should the business combination with Jamba Juice not be consummated.

As part of a private placement financing, on March 10, 2006 and March 15, 2006, we entered into Securities Purchase Agreements and Registration Rights Agreements, with prospective investors (including certain current Jamba Juice shareholders and board members) that collectively provide for the issuance, simultaneously with the closing of the merger, of approximately 30.9 million shares of Company common stock, at a per share purchase price of $7.50, resulting in aggregate gross proceeds to Company of approximately $231.6 million, which funds will be used to fund the merger consideration as well as additional working and expansion capital.

Related Party Transactions

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

As part of a private placement financing, on March 10, 2006 and March 15, 2006, Company entered into Securities Purchase Agreements and Registration Rights Agreements, with prospective investors (including certain current Jamba Juice shareholders and board members) that collectively provide for the issuance, simultaneously with the closing of the merger, of approximately 30.9 million shares of Company common stock, at a per share purchase price of $7.50, resulting in aggregate gross proceeds to Company of approximately $231.6 million, which funds will be used to fund the merger consideration as well as additional working and expansion capital.

One of the investors in the private placement, Berrard Holding Limited Partnership, of which Steven R. Berrard, a current director and the Chief Executive Officer of Company is the President, is investing $400,000. In addition, a family member of I. Steven Edelson, Company’s Vice Chairman and Vice President, has committed to investing $50,000 in the private placement financing.

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

Item 4.        Controls and Procedures.

Our management carried out an evaluation, with the participation of our chief executive officer (principal executive, financial, and accounting officer), of the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, our chief executive officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosures.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material legal proceedings pending against us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits and reports on form 8-K

(a)	31.1	Section 302 Certification of Chief Executive Officer
	31.2	Section 302 Certification of Chief Financial Officer
	32.1	Section 906 Certification

(b)	Reports on Form 8-K:

The Company filed Form 8-K on March 16, 2006 giving information about the execution of a merger agreement with Jamba Juice Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVICES ACQUISITION CORP. INTERNATIONAL

Date: May 12, 2006	By:	/s/ Steven R. Berrard
Steven R. Berrard
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer,
Principal Financial and Accounting Officer)