Form 10-Q/A
period 2006-03-31
Services Acquisition Corp. International
filed 2006-05-15
CIK 1316898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” (as defined in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filers ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

As of May 12, 2006, 21,000,000 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

SERVICES ACQUISITION CORP. INTERNATIONAL AND SUBSIDIARY
Table of Contents

Explanatory Note:

This amendment on the quarterly report on Form 10-Q/A for the quarter ended March 31, 2006 is being filed to replace the registrant’s 10-Q filed earlier today. Due to an EDGAR filer error, an incorrect version of the registrant’s 10-Q was inadvertantly filed earlier today.

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements.

SERVICES ACQUISITION CORP. INTERNATIONAL AND SUBSIDIARY
(a corporation in the development stage)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS

Current assets
Cash	$741,417	$976,915
Prepaid expenses and other assets	55,126	56,772
Total current assets	796,543	1,033,687

Other assets
Cash held in trust	129,066,348	128,174,091
Deferred transaction costs	1,009,989
Total assets	$130,872,880	$129,207,778

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$486,747	$54,919
Accrued expenses	660,613	114,933
Total current liabilities	1,147,360	169,852

Common stock, subject to possible redemption, 3,448,275 shares at redemption value	25,241,373	25,241,373

Stockholders’ equity
Preferred stock, $.001 par value, authorized 1,000,000 shares; none issued
Common stock, $.001 par value, authorized 70,000,000 shares; issued and outstanding 21,000,000 shares (which includes the 3,448,275 shares subject to possible redemption)	21,000	21,000
Paid-in capital in excess of par	102,604,274	102,604,274

Equity accumulated during the development stage	1,858,873	1,171,279
Total stockholders’ equity	104,484,147	103,796,553
Total liabilities and stockholders’ equity	$130,872,880	$129,207,778

See accompanying notes to financial statements.

SERVICES ACQUISITION CORP. INTERNATIONAL AND SUBSIDIARY
(a corporation in the development stage)

CONDENSED CONSOLIDATED STATEMENTS OF  OPERATIONS

	Three months ended March 31,		From inception
	2006	2005	to March 31, 2006
	(unaudited)	(unaudited)	(unaudited)

Interest and dividend income	$900,786	$—	$2,354,877

Formation and operating costs	173,812	966	370,426
Interest expense	—	—	1,265

Income (loss) before taxes	726,974	(966)	1,983,186

Income taxes	39,380	—	124,313

Net income (loss)	$687,594	$(966)	$1,858,873

Weighted average shares outstanding:
Basic	21,000,000	3,214,247	13,940,973
Diluted	24,884,014	3,214,247	16,086,105

Net income (loss) per share, basic	$0.03	$(0.00)	$0.13

Net income (loss) per share, diluted	$0.03	$(0.00)	$0.12

See accompanying notes to financial statements.

SERVICES ACQUISITION CORP. INTERNATIONAL AND SUBSIDIARY
(a corporation in the development stage)

CONDENSED CONSOLIDATED STATEMENTS OF CASH  FLOWS

	Three months ended March 31,		From inception
	2006	2005	To March 31, 2006
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities
Net income (loss)	$687,594	$(966)	$1,858,873
Increase (decrease) in cash attributable to change in
Deferred transaction costs	(1,009,989)		(1,009,989)
Prepaid expenses	1,646		(55,126)
Accounts payable and accrued expenses	977,508	750	1,147,360

Net cash provided by (used in) operating activities	656,759	(216)	1,941,118

Cash flows from financing activities

Proceeds from note payable, stockholders		90,000	160,000
Payment of note payable, stockholders			(160,000)
Proceeds from sale of stock		25,000	29,179
Gross proceeds of public offering			120,000,000
Payments of costs of public offering		(100,817)	(9,082,632)
Gross proceeds of over-allotment option offering			18,000,000
Payments of costs of over-allotment option offering			(1,080,000)
Proceeds from issuance of option			100

Net cash provided by financing activities	—	14,183	127,866,647

Net cash used in investing activity, cash held in trust	(892,257)	—	(129,066,348)

Net (decrease) increase in cash	(235,498)	13,967	741,417

Cash, beginning of period	976,915	—	—

Cash, end of period	$741,417	$13,967	$741,417

See accompanying notes to financial statements.

SERVICES ACQUISITION CORP. INTERNATIONAL AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of Services Acquisition Corp. International and its wholly owned subsidiary, JJC Acquisition Company, collectively (the “Company”). The unaudited condensed consolidated financial statements for the three months ended March 31, 2006 and 2005 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments necessary to present fairly the Company’s financial position as of March 31, 2006 and the results of its operations for the three months ended March 31, 2006 and 2005, respectively, and for the period from January 6, 2005 (inception) to March 31, 2006 and cash flows for the three months ended March 31, 2006 and 2005, respectively, and for the period from January 6, 2005 (inception) to March 31, 2006. The results of operations for the three months ended March 31, 2006 and 2005, and for the period from January 6, 2005 (inception) to March 31, 2006, are unaudited and are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company’s 2005 Form 10-K.

1.      Nature of operations and summary of significant accounting policies

The Company was incorporated in Delaware on January 6, 2005 as a blank check company whose objective is to acquire through a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. The Company selected December 31 as its fiscal year end. On March 9, 2006, Services Acquisition Corp. International incorporated a wholly-owned subsidiary, JJ Acquisition Company. (“JJC”.)  As of March 31, 2006, there are no assets or liabilities and there was no activity for JJC.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective June 29, 2005. The Company consummated the offering on July 6, 2005 and received net proceeds of approximately $110,917,000 and executed the over-allotment option offering on July 7, 2005 and received net proceeds of approximately $16,920,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating company. As used herein, a “target business” shall include an operating business that provides services and a “business combination” shall mean the acquisition by the Company of such a target business.

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

Upon the closing of the Offering, an amount of $126,720,000 was placed in a trust account at JP Morgan Chase NY Bank maintained by Continental Stock Transfer & Trust Company to be invested until the earlier of (i) the consummation of the Company’s first business combination or (ii) the liquidation of the Company. As of March 31, 2006, the balance in the trust account is $129,066,348. The remaining proceeds are available to the Company to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a business combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering, if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including trust fund assets) will be less than the offering price per share in the Offering.

The Company formed JJC Acquisition Company (a wholly owned subsidiary), a California corporation, on March 9, 2006 for the sole purpose of the acquisition of Jamba Juice Company, as described in Note 3 below.

There is no assurance that the Company will be successful to find and consummate a business combination. Therefore, there is a risk of substantial loss to the stockholders.

Income per Common Share

Basic earnings-per-share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, by application of the treasury stock method.

	March 31, 2006			March 31, 2005
	Exercise price		Warrants	Warrant price		Warrants
	From	To	outstanding	From	To	outstanding
Dilutive warrants	6.00	10.00	18,000,000	—	—	—

	Three Months Ended March 31,
	2006	2005
Weighted average number of shares outstanding
Basic	21,000,000	3,214,247
Effect of dilutive securities: Warrants	4,884,014	—
Diluted	24,884,014	3,214,247

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

Principles of Consolidation

The consolidated financial statements include the accounts of Services Acquisition Corp. International and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

2.      Commitments and contingencies

The Company agreed to pay up to $7,500 a month in total for office space and general and administrative expense to a related entity and two stockholders. Upon completion of a business combination or liquidation, the Company will no longer be required to pay these monthly fees. The monthly fee commenced on July 6, 2005.

The Company sold to the representative of the underwriter, for $100, an option to purchase up to a total of 750,000 units. The units issuable upon exercise of this option are identical to those offered by the Company in the Offering except that the warrants included in the option have an exercise price of $7.50 (125% of the exercise price of the warrants included in the units sold in the offering). This option is exercisable at $10.00 per unit commencing on the later of the consummation of a business combination and one year from the date of the Offering and expiring five years from the date of the Offering. The option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period following the date of the S-1 filing, or not before June 27, 2006. However, the option may be transferred to any underwriter and selected dealer participating in the Offering and their bona fide officers or partners.

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

3.      Proposed Acquisition

On March 10, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with JJC Acquisition Company (“JJC”), a wholly-owned California corporate subsidiary of Company, and Jamba Juice Company, a California corporation (“Jamba Juice”), pursuant to which JJC will merge into Jamba Juice and Jamba Juice will become a wholly-owned subsidiary of Company. Following completion of the merger, it is anticipated that Company will change its name to Jamba, Inc. Because the Company will have no other operating business following the merger, Jamba Juice will effectively become a public company at the conclusion of the merger. Jamba Juice is headquartered in San Francisco, California. Jamba Juice as of April 4, 2006 has 325 company owned locations and 213 franchise locations operating in 24 states, the District of Columbia and the Bahamas.

The Merger Agreement provides that at the closing of the merger, the Jamba Juice stockholders, subject to certain holdbacks and less (i) $16,000,000 for the assumption by the Company of Jamba Juice’s line of credit and (ii) all third-party and expenses incurred by Jamba Juice in connection with the merger, including without limitation, all legal, accounting, financial advisory, consulting and all other fees and expenses of third parties incurred by Jamba Juice in connection with the negotiation and completion of the Merger Agreement and the transactions contemplated thereby, will be paid an aggregate of $265,000,000, in cash, for all of the outstanding capital stock of Jamba Juice and the value of all shares of Jamba Juice capital stock issuable upon exercise of all “in-the-money” vested and unvested options and warrants of Jamba Juice, subject to the option holders and warrant holders, in certain instances, having the right to exchange their respective options and warrants into options and warrants of the Company, as further described below. A portion of the purchase price will be funded with cash currently being held in the trust fund established in connection with the Company’s initial public offering and the balance of the purchase price will be funded from the proceeds of a private placement financing, as discussed herein, that is expected to be completed simultaneously with the merger with Jamba Juice.

Also, as part of a private placement financing, on March 10, 2006 and March 15, 2006, Company entered into Securities Purchase Agreements and Registration Rights Agreements, with prospective investors (including certain current Jamba Juice stockholders and board members) that collectively provide for the issuance, simultaneously with the closing of the merger, of approximately 30.9 million shares of the Company common stock, at a per share purchase price of $7.50, resulting in aggregate gross proceeds to the Company of approximately $231.6 million, which funds will be used to fund the merger consideration as well as additional working and expansion capital.

If the acquisition falls through, the $1,009,989 of deferred transaction costs, classified on the balance sheet as other assets, will be immediately expensed.

4.      Liquidity

The Company’s current cash position is approximately $741,000. The Company has at this point outstanding payables, accrued expenses and liabilities of approximately $1.1 million. The Company’s short term liabilities exceed our available cash position by approximately $406,000.

In the event the business combination is not consummated within the agreed upon time period, the Company does not believe it will have sufficient available funds outside of the trust fund to operate through July 6, 2007. The Company has incurred approximately $1.0 million in expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of the business combination. The Company believes that it will likely be forced to liquidate should the business combination with Jamba Juice not be consummated.

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

We were formed on January 6, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business that provides services. Our initial business combination must be with a target business or businesses whose fair market value is at least equal to 80% of net assets at the time of such acquisition. We intend to utilize cash derived from the proceeds of our public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

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

Developments in Finding a Suitable Business Target

On March 10, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with JJC Acquisition Company (“JJC”), a wholly-owned California corporate subsidiary of Company, and Jamba Juice Company, a California corporation (“Jamba Juice”), pursuant to which JJC will merge into Jamba Juice and Jamba Juice will become a wholly-owned subsidiary of Company. Following completion of the merger, it is anticipated that Company will change its name to Jamba, Inc. Because the Company will have no other operating business following the merger, Jamba Juice will effectively become a public company at the conclusion of the merger. Jamba Juice is headquartered in San Francisco, California. Jamba Juice as of April 4, 2006 has 325 company owned locations and 213 franchise locations operating in 24 states, the District of Columbia and the Bahamas.

The Merger Agreement provides that at the closing of the merger, the Jamba Juice stockholders, subject to certain holdbacks and less (i) $16,000,000 for the assumption by the Company of Jamba Juice’s line of credit and (ii) all third-party and expenses incurred by Jamba Juice in connection with the merger, including without limitation, all legal, accounting, financial advisory, consulting and all other fees and expenses of third parties incurred by Jamba Juice in connection with the negotiation and completion of the Merger Agreement and the transactions contemplated thereby, will be paid an aggregate of $265,000,000, in cash, for all of the outstanding capital stock of Jamba Juice and the value of all shares of Jamba Juice capital stock issuable upon exercise of all “in-the-money” vested and unvested options and warrants of Jamba Juice, subject to the option holders and warrant holders, in certain instances, having the right to exchange their respective options and warrants into options and warrants of the Company, as further described below. A portion of the purchase price will be funded with cash currently being held in the trust fund established in connection with the Company’s initial public offering and the balance of the purchase price will be funded from the proceeds of a private placement financing, as discussed herein, that is expected to be completed simultaneously with the merger with Jamba Juice.

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

The obligations of the Company to consummate the merger are subject to closing conditions, including: (i) the Company stockholders shall have approved the transactions contemplated by the merger  agreement and holders of not more than twenty percent (20%) of Company’s shares issued in the Company’s initial public offering and outstanding immediately before the closing shall have exercised their rights to convert their shares into a pro rata share of the trust fund rather than approve the merger; (ii) certain of the officers of Jamba Juice shall have entered into employment agreements; (iii)  the Jamba Juice stockholders shall have approved the transactions contemplated by the Merger Agreement; (iv) on or before April 30, 2006, all Jamba Juice warrants shall have either been amended in a manner reasonably acceptable to the Company or exercised (subject to the occurrence of the closing); (v) holders of no more than five percent (5%) of the shares of any class of securities of Jamba Juice outstanding immediately before the closing shall have taken action to exercise their appraisal rights pursuant to Section 1301 of the California General Corporations Law; (vi) no governmental entity shall have enacted, issued, promulgated, enforced or entered any statute, rule, regulation, executive order, decree, injunction or other order (whether temporary, preliminary or permanent) which has the effect of making the merger illegal or otherwise prohibiting consummation of the merger substantially on the terms contemplated by the merger agreement; and (vii) the absence of any action, suit or proceeding challenging or preventing the merger.

The obligations of Jamba Juice to consummate the merger is subject to closing conditions similar to those of the Company, including conditions that in Company’s common stock will be listed for trading on the AMEX or similar exchange and there will be no action or proceeding pending or threatened against the Company to prohibit or terminate the listing of the Company common stock on the AMEX.

The Merger Agreement may be terminated at any time prior to the closing, as follows: (i) by mutual written consent of the Company and Jamba Juice; (ii) by either Company or Jamba Juice if a governmental entity shall have issued an order, decree or ruling or taken any other action, in any case having the effect of permanently restraining, enjoining or otherwise prohibiting the merger, which order, decree, ruling or other action is final and nonappealable; (iii) by either the Company or Jamba Juice, if, at the Company special meeting, (including any adjournments thereof), the Merger Agreement and the transactions contemplated thereby shall fail to be approved and adopted by the affirmative vote of the holders of the Company common stock, or the holders of 20% or more of the number of shares of Company common stock issued in Company’s initial public offering and outstanding as of the record date exercise their rights to convert the shares of the Company common stock held by them into cash in accordance with Company’s certificate of incorporation; (iv) by either the Company or Jamba Juice if the closing has not occurred by August 15, 2006; or (v) subject to a 30-day cure period, by either Company or Jamba Juice if the other party has breached any of its covenants or representations and warranties in any material respect.

Also, as part of a private placement financing, on March 10, 2006 and March 15, 2006, Company entered into Securities Purchase Agreements and Registration Rights Agreements, with prospective investors (including certain current Jamba Juice stockholders and board members) that collectively provide for the issuance, simultaneously with the closing of the merger, of approximately 30.9 million shares of the Company common stock, at a per share purchase price of $7.50, resulting in aggregate gross proceeds to the Company of approximately $231.6 million, which funds will be used to fund the merger consideration as well as additional working and expansion capital.

In connection with the private placement financing, the Company also granted the investors certain registration rights described below. Shareholder approval for the issuance of the shares of common stock and for the insider participation in the private placement financing is required pursuant to the rules of the American Stock Exchange and such approval will be sought simultaneously with the shareholder approval for the merger.

Pursuant to the Registration Rights Agreements, the Company has granted the investors in the private placement certain rights to register the resale of the shares of common stock that they will receive. Any costs associated with filing of the registration statement will be paid by the Company. In the event the financing is completed, if the Company does not timely file the registration statement (the later of 30 days following the closing of the financing or July 7, 2006), or have it declared effective in a timely manner (within 90 days, unless not reviewed by the Securities and Exchange Commission, of filing of the registration statement), then the Company may be subject to a penalty (an amount equal to 0.5% of the financing amount payable in cash to the investors for every 30 days such delinquencies are not cured). The Company may also be subject to the same penalty if the registration statement, once effective, ceases to be usable for a period of time.

Comparison of Three Months Ended March 31, 2006 with Three Months Ended March 31, 2005

For the three months ended March 31, 2006, we had net income of approximately $688,000, derived from interest income less operating expenses and taxes, as compared to a loss of $1,000 derived from formation and operating costs for the same period the previous year. No interest income was generated in the three months ended March 31, 2005 since the proceeds from the offering were not received until July 6, 2005.

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

The Company’s current cash position is approximately $741,000. We have at this point outstanding payables, accrued expenses and liabilities of approximately $1.1 million. Our short term liabilities exceed our available cash position by approximately $406,000.

In the event the business combination is not consummated within the agreed upon time period, we do not believe we will have sufficient available funds outside of the trust fund to operate through July 6, 2007. We have incurred approximately $1.0 million in expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of the business combination. We believe that we will likely be forced to liquidate the Company should the business combination with Jamba Juice not be consummated.

As part of a private placement financing, on March 10, 2006 and March 15, 2006, we entered into Securities Purchase Agreements and Registration Rights Agreements, with prospective investors (including certain current Jamba Juice stockholders and board members) that collectively provide for the issuance, simultaneously with the closing of the merger, of approximately 30.9 million shares of Company common stock, at a per share purchase price of $7.50, resulting in aggregate gross proceeds to Company of approximately $231.6 million, which funds will be used to fund the merger consideration as well as additional working and expansion capital. The private placement will only be completed upon consummation of the merger with Jamba Juice.

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

As part of a private placement financing, on March 10, 2006 and March 15, 2006, Company entered into Securities Purchase Agreements and Registration Rights Agreements, with prospective investors (including certain current Jamba Juice stockholders and board members) that collectively provide for the issuance, simultaneously with the closing of the merger, of approximately 30.9 million shares of Company common stock, at a per share purchase price of $7.50, resulting in aggregate gross proceeds to Company of approximately $231.6 million, which funds will be used to fund the merger consideration as well as additional working and expansion capital.

One of the investors in the private placement, Berrard Holding Limited Partnership, of which Steven R. Berrard, a current director and the Chief Executive Officer of the Company is the President, is investing $400,000. In addition, a family member of I. Steven Edelson, the Company’s Vice Chairman and Vice President, has committed to investing $50,000 in the private placement financing.

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

Item 1A.     Risk Factors

                    None.

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

SERVICES ACQUISITION CORP. INTERNATIONAL

Date: May 15, 2006	By:	/s/ Steven R. Berrard
Steven R. Berrard
Chairman of the Board and Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer)