Form 10-Q/A
period 2005-09-30
Services Acquisition Corp. International
filed 2006-08-03
CIK 1316898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes       No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes       No

Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes       No

As of November 13, 2005, 21,000,000 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

SERVICES ACQUISITION CORP. INTERNATIONAL

Explanatory Note:

This Quarterly Report on Form 10-Q/A is being filed as Amendment Number 1 to our Quarterly Report on Form 10-Q which was originally filed with the Securities and Exchange Commission (‘‘SEC’’) on November 15, 2005. We are filing this form 10-Q/A to restate our financial statements for the quarter ended September 30, 2005 and period from inception to September 30, 2005 to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the warrants to purchase common stock associated with the units sold at the initial public offering of the Company and (2) warrants to purchase common stock embedded in a option to purchase units consisting of one share and one warrant to purchase one additional share, issued to Broadband Capital in connection with the initial public offering. The Company had previously classified the value of these warrants to purchase common stock, when applicable, as equity. After further review, the Company has determined that these instruments should have been classified as derivative liabilities and therefore, the fair value of each instrument must be recorded as a derivative liability on the Company's balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in the Company’s statement of operations. Except as otherwise stated, all financial information contained in this Quarterly Report on Form 10-Q gives effect to these restatements. For information concerning the background of the restatements, the specific adjustments made, and management’s discussion and analysis of our results of operations for 2005 giving effect to the restated information, see ‘‘Restatement of 2005 Financial Statements’’ at Item 7. ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and Note 3 to our Financial Statements.

This Form 10-Q/A amends and restates only certain information in the following sections as a result of the current restatements described above:

Part I – Item 1. Financial Statements

Part I –	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part I – Item 4. Controls and Procedures

In addition, we are also including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, and 32.1.

For the convenience of the reader, this Form 10-Q/A sets forth the entire Form 10-Q which was prepared and relates to the Company as of September 30, 2005. However, this Form 10-Q/A only amends and restates the Items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our September 30, 2005 Form 10-Q. Accordingly, except for the foregoing amended information, this Form 10-Q/A continues to speak as of November 15, 2005 (the original filing date of the September 30, 2005 Form 10-Q), and does not reflect events occurring after the filing of our September 30, 2005 Form 10-Q and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the 2005 Form 10-Q have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-Q/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements.

Reference is made to our financial statements beginning on page F-1 of this report.

SERVICES ACQUISITION CORP. INTERNATIONAL

(a corporation in the development stage)

BALANCE SHEET

September 30, 2005, As Restated

ASSETS
Current assets
Cash	$1,113,757
Cash held in trust	127,334,883
Prepaid expenses	86,866
Total current assets	$128,535,506
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$109,325
Derivative liabilities	16,093,315
Total current liabilities	16,202,640
Common stock, subject to possible redemption, 3,448,275 shares at redemption value	25,241,373
Stockholders’ equity
Preferred stock, $.001 par value, authorized 1,000,000 shares; none issued
Common stock, $.001 par value, authorized 70,000,000 shares; issued and outstanding 21,000,000 shares (which includes the 3,448,275 shares subject to possible redemption)	21,000
Paid-in capital in excess of par	86,493,384
Equity accumulated during the development stage	577,109
Total stockholders’ equity	87,091,493
Total liabilities and stockholders’ equity	$128,535,506

See accompanying notes to financial statements.

SERVICES ACQUISITION CORP. INTERNATIONAL

(a corporation in the development stage)

STATEMENT OF OPERATIONS, As Restated

	Three Months Ended September 30, 2005	For the Period January 6, 2005 (inception) to September 30, 2005
Interest income	$614,883	$614,883
Gain from derivative liabilities	18,408	18,408
Formation and operating costs	53,951	54,917
Interest expense	162	1,265
Net income	$579,178	$577,109
Weighted average shares outstanding:
Basic	20,038,043	9,883,134
Diluted	22,287,259	10,575,352
Net income per share, basic	$0.03	$0.06
Net income per share, diluted	$0.03	$0.05

See accompanying notes to financial statements.

SERVICES ACQUISITION CORP. INTERNATIONAL

(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

For period from January 6, 2005 (inception) to September 30, 2005, As Restated

	Common Stock Shares	Amount	Paid-in Capital in Excess of Par	Equity Accumulated During the Development Stage	Stockholders Equity
Balance January 6, 2005 (inception)	—	$—	$—	$—	$—
Common shares issued	3,750,000	3,750	25,429		29,179
Sale of 15,000,000 shares, net of underwriters’ discount and offering expenses (including 2,998,500 shares subject to possible redemption)	15,000,000	15,000	110,903,201		110,918,201
Sale of 2,250,000 shares through the over-allotment option offering, net of underwriters’ discount (including 449,775 shares subject to possible redemption)	2,250,000	2,250	16,917,750		16,920,000
Reclassification of part of proceeds from sale of shares to derivative liabilities (warrants)			(16,111,723)		(16,111,723)
Proceeds subject to possible redemption (3,448,275 shares)			(25,241,373)		(25,241,373)
Proceeds from issuance of option			100		100
Net income				577,109	577,109
Balances, at September 30, 2005	21,000,000	$21,000	$86,493,384	$577,109	$87,091,493

See accompanying notes to financial statements.

SERVICES ACQUISITION CORP. INTERNATIONAL

(a corporation in the development stage)

STATEMENT OF CASH FLOWS

For period from January 6, 2005 (inception) to September 30, 2005, As Restated

Cash flows from operating activities

Net income	$577,109
Increase (decrease) in cash attributable to change in:
Derivative liabilities	(18,408)
Prepaid expenses	(86,866)
Accrued expenses	109,325
Net cash provided by operating activities	581,160
Cash flows from financing activities
Proceeds from sale of stock	29,179
Gross proceeds of public offering	120,000,000
Payments of costs of public offering	(9,081,799)
Gross proceeds of over-allotment option offering	18,000,000
Payments of costs of over-allotment option offering	(1,080,000)
Proceeds from issuance of option	100
Net cash provided by financing activities	127,867,480
Net cash used in investing activity, cash held in trust	(127,334,883)
Net increase in cash	1,113,757
Cash, beginning of period	—
Cash, end of period	$1,113,757

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

1.    Nature of operations and summary of significant accounting policies

Nature of Operations

Services Acquisition Corp. International (the ‘‘Company’’) was incorporated in Delaware on January 6, 2005 as a blank check company whose objective is to acquire through a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (the ‘‘Offering’’) was declared effective June 29, 2005. The Company consummated the offering on July 6, 2005 and received net proceeds of approximately $110,918,000 and executed the over-allotment option offering on July 7, 2005 and received net proceeds of approximately $16,920,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating company. As used herein, a ‘‘target business’’ shall include an operating business that provides services and a ‘‘business combination’’ shall mean the acquisition by the Company of such a target business.

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

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders prior to the Offering, vote against the business combination, the business combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (‘‘Initial Stockholders’’), have agreed to vote their 3,750,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (‘‘Public Stockholders’’) with respect to any business combination. After consummation of the Company’s first business combination, all of these voting safeguards will no longer be applicable.

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

Accounting for Warrants and Derivative Instruments

On July 6, 2005, the Company consummated its initial public offering of 15,000,000 units. On July 7, 2005, the Company consummated the closing of an additional 2,250,000 units that were subject to the underwriters’ over-allotment option. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from the Company one share of its common stock at an exercise price of $6.00.

The Company sold to the representative of the underwriter, for $100, an option to purchase up to a total of 750,000 units. The units issuable upon exercise of this option are identical to those sold in the initial public offering, except that the warrants included in the option have an exercise price of $7.50 (125% of the exercise price of the warrants included in the units sold in the offering). This option is exercisable at $10.00 per unit commencing on the later of the consummation of a business combination and June 27, 2006 and expires on June 27, 2010.

In September 2000, the Emerging Issues Task Force issued EITF 00-19, ‘‘Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock,’’ (‘‘EITF 00-19’’) which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, the 17,250,000 warrants issued to purchase common stock are separately accounted for as liabilities. The fair value of these warrants is shown on the Company’s balance sheet and the unrealized changes in the values of these derivatives are shown in the Company’s consolidated statement of operations as ‘‘Gain (loss) on derivative liabilities.’’ These warrants are freely traded on the American Stock Exchange, consequently the fair value of these warrants are estimated as the market price of a warrant at each period end. To the extent that the market price increases or decreases, the Company’s derivative liabilities will also increase or decrease, including the effect on the Company’s consolidated statement of operations.

Fair values for exchange-traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates. The purchase option to purchase 750,000 shares is considered an equity instrument, as the underlying shares do not need to be registered, and all other criteria to be accounted for as an equity instrument have been fulfilled. The embedded derivative, the warrant to purchase 750.000 shares for $7.50 each, follow the same accounting guidelines as the 17,250,000 warrants discussed previously and is considered a liability.

Statement of Financial Accounting Standard (‘‘SFAS’’) No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ as amended, requires all derivatives to be recorded on the balance sheet at fair value. Furthermore, paragraph 11(a) of SFAS No. 133 precludes contracts issued or held by a reporting entity that are both (1) indexed to its own stock and (2) classified as stockholders' equity in its statement of financial position from being treated as derivative instruments. We have determined that the option to purchase 750,000 units , each unit consisting of one warrant and one share of common stock, is a derivative that also contains an embedded derivative. The option to purchase 750,000 shares of common stock and the warrant to purchase an additional 750,000 shares, the latter being the embedded derivative, are separately valued and accounted for on the Company’s balance sheet. While the warrant to purchase the additional 750,000 shares is indexed to the Company's common stock, the fact that the shares underlying the warrants require future registration in accordance with the warrant agreement, requires the Company to classify these instruments as a liability in accordance with EITF 00-19, paragraph 14.

As such, the option to purchase 750,000 units is considered an equity instrument, as the underlying shares do not need to be registered, and all other criteria in EITF 00-19 required for the instrument to be accounted for as an equity instrument have been fulfilled. The embedded derivative which is the warrant to purchase 750,000 shares for $7.50 each, follows the same accounting guidelines as the 17,250,000 warrants disclosed in our 10-K/A and is considered a liability. These derivative liabilities have been, and will continue to be adjusted to fair value in our quarterly filings.

The Company performed a valuation of the option to purchase 750,000 units, and then allocated its fair value to its two components, the underlying 750,000 shares and the embedded warrant to purchase additional 750,000 shares. The fair value at inception was calculated to be $894,909, or $1.19 per unit, of which $653,186 was allocated to the purchase option of 750,000 shares and $241,723 was allocated to the warrants to purchase an additional 750,000 shares, according to their respective fair values.

The pricing model the Company uses for determining fair values of the purchase option and the embedded derivative is the Black Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, market prices and volatilities. Selection of these inputs involves management’s judgment and may impact net income.

In particular, the Company uses volatility rates based upon a sample of comparable companies in its industry, special purpose acquisition corporations. At the time a company to be acquired has been identified and agreements to acquire are in place, the volatility rates will be based on comparable companies to the acquired company. The Company uses a risk-free interest rate, which is the rate on US Treasury instruments, for a security with a maturity that approximates the estimated remaining contractual life of the derivative. The volatility factor used in Black Scholes has a significant effect on the resulting valuation of the derivative liabilities on the Company’s balance sheet. The volatility for the calculation of the embedded derivatives was approximated at 41.4%, this volatility-rate will likely change in the future. The Company uses the closing market price of the Company’s common stock at the end of a quarter when a derivative is valued at fair value. The Company’s stock price will also change in the future. To the extent that the Company’s stock price increases or decreases, the Company’s derivative liabilities will also increase or decrease, absent any change in volatility rates and risk-free interest rates.

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

Income Taxes

The Company complies with SFAS 109, ‘‘Accounting for Income Taxes,’’ which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

2.    Initial Public Offering

On July 6, 2005, the Company sold 15,000,000 units (‘‘Units’’) in the Offering. An additional 2,250,000 Units were issued on July 7, 2005 to cover the over-allotment granted to the underwriters. Each Unit consists of one share of the Company’s common stock, $.001 par value, and one Redeemable Common Stock Purchase Warrant (‘‘Warrant’’). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing the later of the completion of a business combination with a target business or one year from the effective date of the Offering and expiring five years from the date of the prospectus. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to date on which notice of redemption is given.

3.    Restatement of previously issued financial statements

In August, 2006, the Company concluded that it was necessary to restate its financial results for the fiscal year ended December 31, 2005 and for the interim periods ended September 30, 2005 to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the warrants to purchase common stock associated with the units sold at the initial public offering of the Company and (2) warrants to purchase common stock embedded in a option to purchase units consisting of one share and one warrant to purchase one additional share, issued to Broadband Capital in connection with the initial public offering. The Company had previously classified the value of these warrants to purchase common stock, when applicable, as equity. After further review, the Company has determined that these instruments should have been classified as derivative liabilities and therefore, the fair value of each instrument must be recorded as a derivative liability on the Company's balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in the Company’s statement of operations. At the date of the conversion of each respective instrument or portion thereof (or exercise of the options or warrants or portion thereof, as the case may be), the corresponding derivative liability will be reclassified as equity.

The accompanying financial statements for the three months ended September 30, 2005 and the period from inception to September 30, 2005 have been restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the warrants for the period from inception to September 30, 2005 and for the three months ended September 30, 2005 are summarized below:

Statement of Operations

	For the Period January 6, 2005 (inception) to September 30, 2005
	As Previously Reported	Adjustment	As Restated
Interest income	$614,883	$—	$614,883
Gain from derivative liabilities		18,408	18,408
Formation and operating cost	54,917		54,917
Interest expense	1,265		1,265
Net income (loss)	$558,701	$(18,408)	$557,109
Basic earnings (loss) per share	$0.06	$—	$0.06
Diluted earnings (loss) per share	$0.06	$(0.01)	$0.05
Basic weighted average shares outstanding	9,883,134		9,883,134
Diluted weighted average shares outstanding	9,883,134	692,218	10,575,352

	For the three months ended September 30, 3005
	As Previously Reported	Adjustment	As Restated
Interest income	$614,883	$—	$614,883
Gain from derivative liabilities		18,408	18,408
Formation and operating cost	53,951		53,951
Net income	$579,178	$(18,408)	$579,178
Basic earnings per share	$0.03	$—	$0.03
Diluted earnings per share	$0.03	$—	$0.03
Basic weighted average shares outstanding	20,038,043	—	20,038,063
Diluted weighted average shares outstanding	20,038,043	2,249,216	22,287,259

Balance Sheet Impact

The following table sets forth the effects of the restatement adjustments on the Company’s consolidated balance sheet as of September 30, 2005:

	September 30, 2005		September 30, 2005
	As Previously Reported	Adjustment	(As Restated)
ASSETS
Current assets
Cash	$1,113,757	$—	$1,113,757
Cash held in trust	127,334,883		127,334,883
Total current assets	$128,535,506	$—	$128,535,506
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses	$109,325	$—	$109,325
Derivative liabilities		16,093,315	16,093,315
Total current liabilities	109,325	16,093,315	16,202,640
Common stock, subject to possible redemption, 3,448,275 shares at redemption value	25,241,373		25,241,373
STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, authorized 1,000,000, none issued
Common stock, $.001 par value, authorized 70,000,000 shares; issued and outstanding 21,000,000 shares (which includes the 3,448,275 shares subject to possible redemption)	21,000		21,000
Additional paid in capital	102,605,107	(16,111,723)	86,493,384
Equity accumulated during the development stage	558,701	18,408	577,109
Total stockholders' equity	103,184,808	(16,093,315)	87,091,493
Total liabilities and stockholders' equity	$128,535,506	$—	$128,535,506

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

The Company has sold to the representative of the underwriter, for $100, an option to purchase up to a total of 750,000 units. The units issuable upon exercise of this option are identical to those offered by this prospectus except that the warrants included in the option have an exercise price of $7.50 (125% of the exercise price of the warrants included in the units sold in the offering). This option is exercisable at $10.00 per unit commencing on the later of the consummation of a business combination and one year from the date of this prospectus and expiring five years from the date of this prospectus. The option and the 750,000 units, the 750,000 shares of common stock and the 750,000 warrants underlying such units, and the 750,000 shares of common stock underlying such warrants, have been deemed compensation by the National Association of Securities Dealers (‘‘NASD’’) and are therefore subject to a 180-day lock-up pursuant to Rule 2710(g)(1) of the NASD Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of this prospectus. However, the option may be transferred to any underwriter and selected dealer participating in the offering and their bona fide officers or partners.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘should,’’ ‘‘could,’’ ‘‘would,’’ ‘‘expect,’’ ‘‘plan,’’  ‘‘anticipate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘continue,’’ or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

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

Our net proceeds from the sale of our units, after deducting certain offering expenses of approximately $1,881,800, including $1,200,000 evidencing the underwriters’ non-accountable expense allowance of 1% of the gross proceeds (excluding the proceeds from the underwriters’ over-allotment), and underwriting discounts of approximately $8,280,000, were approximately $127,838,200 — . Of this amount, $126,720,000 is being held in trust and the remaining $1,118,200 is being held outside of the trust. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through July 6, 2007, assuming that a business combination is not consummated during that time. From July 6, 2005 through July 6, 2007, we anticipate approximately $180,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, an aggregate of $180,000 for the administrative fees payable to SB Management Corp. and Mercantile Companies, Inc. (a total of $7,500 per month for two years), $100,000 for expenses for the due diligence and investigation of a target business, $50,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $608,2000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $200,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

Restatement of previously issued financial statements

In August, 2006, the Company concluded that it was necessary to restate its financial results for the fiscal year ended December 31, 2005 and for the interim periods ended September 30, 2005 to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the warrants to purchase common stock associated with the units sold at the initial public offering of the Company and (2) warrants to purchase common stock embedded in a option to purchase units consisting of one share and one warrant to purchase one additional share, issued to Broadband Capital in connection with the initial public offering. The Company had previously classified the value of these warrants to purchase common stock, when applicable, as equity. After further review, the Company has determined that these instruments should have been classified as derivative liabilities and therefore, the fair value of each instrument must be recorded as a derivative liability on the Company's balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in the Company’s statement of operations. At the date of the conversion of each respective instrument or portion thereof (or exercise of the options or warrants or portion thereof, as the case may be), the corresponding derivative liability will be reclassified as equity.

The accompanying financial statements for the three months ended and the period from inception to September 30, 2005 have been restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the warrants for the period from inception to September 30, 2005 and for the three months ended September 30, 2005 are summarized below:

Statement of Operations

	For the Period January 6, 2005 (inception) to September 30, 2005
	As Previously Reported	Adjustment	As Restated
Interest income	$614,883	$—	$614,883
Gain from derivative liabilities		18,408	18,408
Formation and operating cost	54,917		54,917
Interest expense	1,265		1,265
Net income (loss)	$558,701	$(18,408)	$557,109
Basic earnings (loss) per share	$0.06	$—	$0.06
Diluted earnings (loss) per share	$0.06	$(0.01)	$0.05
Basic weighted average shares outstanding	9,883,134		9,883,134
Diluted weighted average shares outstanding	9,883,134	692,218	10,575,352

	For the three months ended September 30, 3005
	As Previously Reported	Adjustment	As Restated
Interest income	$614,883	$—	$614,883
Gain from derivative liabilities		18,408	18,408
Formation and operating cost	53,951		53,951
Net income	$579,178	$(18,408)	$579,178
Basic earnings per share	$0.03	$—	$0.03
Diluted earnings per share	$0.03	$—	$0.03
Basic weighted average shares outstanding	20,038,043	—	29,038,043
Diluted weighted average shares outstanding	20,038,043	2,249,216	22,287,259

Balance Sheet Impact

The following table sets forth the effects of the restatement adjustments on the Company’s consolidated balance sheet as of September 30, 2005:

	September 30, 2005		September 30, 2005
	As Previously Reported	Adjustment	(As Restated)
ASSETS
Current assets
Cash	$1,113,757	$—	$1,113,757
Cash held in trust	127,334,883		127,334,883
Total current assets	$128,535,506	$—	$128,535,506
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses	$109,325	$—	$109,325
Derivative liabilities		16,093,315	16,093,315
Total current liabilities	109,325	16,093,315	16,202,640
Common stock, subject to possible redemption, 3,448,275 shares at redemption value	25,241,373		25,241,373
STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, authorized 1,000,000, none issued
Common stock, $.001 par value, authorized 70,000,000 shares; issued and outstanding 21,000,000 shares (which includes the 3,448,275 shares subject to possible redemption)	21,000		21,000
Additional paid in capital	102,605,107	(16,111,723)	86,493,384
Equity accumulated during the development stage	558,701	18,408	577,109
Total stockholders' equity	103,184,808	(16,093,315)	87,091,493
Total liabilities and stockholders' equity	$128,535,506	$—	$128,535,506

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

SERVICES ACQUISITION CORP. INTERNATIONAL
Date: August 2, 2006	By:	/s/ Steven R. Berrard
Steven R. Berrard Chairman of the Board and Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer)