Form 10-K/A
period 2005-12-31
Services Acquisition Corp. International
filed 2006-08-03
CIK 1316898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      Yes     No

DOCUMENTS INCORPORATED BY REFERENCE

NONE

PART I

This Annual Report on Form 10-K/A is being filed as Amendment Number 1 to our Annual Report on Form 10-K which was originally filed with the Securities and Exchange Commission (‘‘SEC’’) on March 29, 2006.We are filing this form 10-K/A to restate our consolidated financial statements for 2005 to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the warrants to purchase common stock associated with the units sold at the initial public offering of the Company and (2) warrants to purchase common stock embedded in a option to purchase units consisting of one share and one warrant to purchase one additional share, issued to Broadband Capital in connection with the initial public offering. The Company had previously classified the value of these warrants to purchase common stock, when applicable, as equity. After further review, the Company has determined that these instruments should have been classified as derivative liabilities and therefore, the fair value of each instrument must be recorded as a derivative liability on the Company's balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in the Company’s statement of operations. Except as otherwise stated, all financial information contained in this Annual Report on Form 10-K gives effect to these restatements. For information concerning the background of the restatements, the specific adjustments made, and management’s discussion and analysis of our results of operations for 2005 giving effect to the restated information, see ‘‘Restatement of 2005 Financial Statements’’ at Item 7. ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and Note 2 to our Financial Statements.

This Form 10-K/A amends and restates only certain information in the following sections as a result of the current restatements described above:

Part II — Item 6. Selected Financial Data;

Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Part II — Item 8. Financial Statements and Supplementary Data;

Part II — Item 9A. Controls & Procedures; and

Part III — Item 15. Exhibits and Financial Statement Schedules.

In addition, we are also including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the convenience of the reader, this Form 10-K/A sets forth the entire Form 2005 10-K which was prepared and relates to the Company as of December 31, 2005. However, this Form 10-K/A only amends and restates the Items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our 2005 Form 10-K. Accordingly, except for the foregoing amended information, this Form 10-K/A continues to speak as of March 29, 2006 (the original filing date of the 2005 Form 10-K), and does not reflect events occurring after the filing of our 2005 Form 10-K and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the 2005 Form 10-K have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-K/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

Since December 31, 2005 there has been a Subsequent Event in which the Company has entered into a merger agreement on March 10, 2006 with Jamba Juice Company. An announcement of the merger was made on Monday, March 13, 2006, 2006 and the required 8-K filing, including all related exhibits, was submitted on March 16, 2006. On March 22, 2006 the Company filed an 8-K announcing that Jamba Juice Company shareholders had approved the merger. An excerpt of the two 8-K filings is provided below.

When reading this 10-K, please note that all references are to the Company as is existed prior to the March 10, 2006 merger agreement. Whether or not the merger is consummated may have a material impact on the company. Disclosures related to such impact will be filed in the Company’s proxy filing soliciting shareholder approval.

Excerpts from March 16, 2006 8-K filing –

On March 10, 2006, Services Acquisition Corp. International (‘‘SVI’’) entered into an Agreement and Plan of Merger (‘‘Merger Agreement’’) with JJC Acquisition Company (‘‘JJC’’), a wholly-owned California corporate subsidiary of SVI, and Jamba Juice Company, a California corporation (‘‘Jamba Juice’’), pursuant to which JJC will merge into Jamba Juice and Jamba Juice will become a wholly-owned subsidiary of SVI. Following completion of the merger, it is anticipated that SVI will change its name to Jamba, Inc. Because SVI will have no other operating business following the merger, Jamba Juice will effectively become a public company at the conclusion of the merger. Jamba Juice is headquartered in San Francisco, California.  Jamba Juice currently has 533 locations, 324 company-owned and 209 franchised, operating in 26 states, the District of Columbia and the Bahamas.

The Merger Agreement provides that at the closing of the merger, the Jamba Juice shareholders will be paid an aggregate of $265,000,000, less $16,000,000 for certain existing indebtedness and the amount of certain transaction related expenses, in cash, for all of the outstanding capital stock of Jamba Juice and the value of all shares of Jamba Juice capital stock issuable upon exercise of all ‘‘in-the-money’’ vested and unvested options and warrants of Jamba Juice, subject to the option holders and warrant holders, in certain instances, having the right to exchange their respective options and warrants into options and warrants of SVI, as further described below. A portion of the purchase price will be funded with cash currently being held in the trust fund established in connection with SVI’s initial public offering and the balance of the purchase price will be funded from the proceeds of a private placement financing, as discussed herein, that is expected to be completed simultaneously with the merger with Jamba Juice.

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

At the effective time of the merger, Jamba Juice’s obligations with respect to each outstanding unvested option (and unexercised vested option) and unexercised warrant (if amended in a manner reasonably acceptable to SVI) will be assumed by SVI, and SVI shall thereafter be obligated to issue SVI common stock upon the exercise thereof. Each Jamba Juice warrant shall be exercisable on the terms, and into the number of shares of SVI common stock, as set forth in the warrant agreement as so amended. Each Jamba Juice option assumed by SVI shall be subject to the same terms and conditions set forth in Jamba Juice’s stock option plans as in effect immediately prior to the merger, and (i) each Jamba Juice option will be exercisable for that number of shares of SVI common stock equal to the product of the number of shares of Jamba Juice common stock that were purchasable under such Jamba Juice option immediately prior to the merger multiplied by the Exchange Ratio, rounded down to the nearest whole number of shares of SVI common stock, and (ii) the per share exercise price for the shares of SVI common stock issuable upon exercise of each assumed Jamba Juice option will be equal to the quotient determined by dividing (A) the exercise price per share of Jamba Juice common stock at which such Jamba Juice option was exercisable immediately prior to the merger by (B) the Exchange Ratio, and rounding the resulting exercise price up to the nearest whole cent. For purposes of the Merger Agreement, the ‘‘Exchange Ratio’’ shall be determined such that (a) the aggregate intrinsic value of the new SVI options is not greater than the aggregate intrinsic value of the Jamba Juice options immediately prior to the assumption and (b) the ratio of the exercise price per option to market value per share at the time of the exchange is unchanged. The parties have agreed that SVI will permit holders of vested Jamba Juice options to elect, on an individual basis, either to exercise such Jamba Juice options and participate in the merger or to have those Jamba Juice options assumed, on the same basis as the unvested Jamba Juice options, by SVI, unless there are, in the sole judgment and discretion of SVI, significant tax, accounting or securities laws issues (including any requirement of registering on a form other than Form S-8) with treating vested options identically to unvested options. The parties will make such determination on or before April 30, 2006.

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

Excerpts from March 22, 2006 8-K filing –

On March 22, 2006, Services Acquisition Corp. International (‘‘SVI’’) issued a press release announcing that Jamba Juice Company’s shareholders approved the previously announced merger with SVI. Jamba Juice Company’s Board of Directors had previously approved the merger and recommended that Jamba Juice Company’s shareholders vote in favor of the proposal. No further approval by Jamba Juice Company shareholders is required. As a result, Jamba Juice Company has now satisfied one of the conditions to closing.

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

Business Services

These businesses enable both large and small companies to conduct their operations more efficiently or more effectively perform routine non-core value added services for which customers typically have trouble finding qualified alternatives. We will focus on companies that have or seek to build stable cash flow businesses that leverage scale and a specific expertise to provide better service and value at a cheaper ‘‘all-in’’ cost than customers could provide by themselves. We believe that businesses that leverage scale generally have a fixed cost base, underlying technology platform, brand name, corporate organizational structure or other similar operating characteristic or asset which may be utilized or spread over a larger revenue base or a large number of customers, thereby, in theory, increasing the profitability percentage of the business. Examples include transaction / payment processing, technology services, customer service/relationship management, warranty management, document management, back-office services (accounting, payroll, human resource administration, benefits processing, etc.), training and compliance services, security services and alarm monitoring, facilities services (including waste disposal, pest/lawn control, landscaping maintenance services and commercial cleaning), and service franchising businesses.

Health Care Services

Health care spending in the United States was nearly $1.7 trillion in 2003 and for the first time exceeded 15% of the Gross Domestic Product according to recently released data from the Center for Medicare & Medicaid Services, Office of the Actuary. The total market is comprised of numerous large, often multi-billion dollar niche markets that span all aspects of healthcare, with ‘‘services’’ (payments to physicians, hospitals, and other providers) accounting for more than $1.0 trillion of total spending. Moreover, according to the same study, health care spending is expected to grow more than $3.3 trillion and represent in excess of 18% of GDP by 2013.

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

Consumer Services

This group includes branded consumer products and services. We believe that certain companies that are focused on creating a brand (e.g. Nike, Starbucks, etc.) as opposed to delivering services under generic labels will continue to provide attractive investment opportunities. In addition, we believe that companies that can attract and meet the growing needs and desires of the 78 million aging baby boomers born between 1946 and 1964, as well as the ‘‘Gen Y’’ population born between 1979 and 1994, are attractive, particularly those with an emphasis on providing ‘‘health and wellness’’ alternatives to the customer. As with Business Services, we are focused on those companies that can build a lasting relationship with the consumer that yields predictable, recurring revenue that does not fluctuate dramatically from fiscal period to period. Examples include health clubs, spa services, hair salons, pest control, alarm monitoring, and home warranty contracts.

Transaction Structures

We believe the majority of the transactions we will review and consider fall into the following categories:

Growth Scenarios — situations where companies have the opportunity for organic growth through market development, incremental marketing, or increases in working capital.

Industry Consolidations — opportunities in fragmented industries, or new emerging markets, in which revenue growth is driven, and operating expenses are leveraged, in large part via strategic acquisitions.

Divisional Spin-outs — operating units of larger companies that are profitable but have been neglected by the parent in terms of focus, resources or funding.

Effecting a business combination

General

We are not presently engaged in, and if a suitable business target is not identified by us prior to the prescribed liquidation of the trust fund we may not engage in, any substantive commercial business. We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of these in effecting a business combination — the acquisition by us, whether by merger, share exchange, asset or stock acquisition or other similar type of transaction or a combination of the foregoing, of an unidentified operating business (a ‘‘target business’’). Although substantially all of the net proceeds of our initial public offering are intended to be generally applied toward effecting a business combination as described in this report, the proceeds have not otherwise been designated for any more specific purposes. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences to undertaking a public offering itself. While we may seek to effect business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

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

Item 1A.   Risk Factors.

Statements in this Annual Report under the captions ‘‘Business’’ and ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’, as well as oral statements that may be made by us or by our officers, directors or employees acting on our behalf, that are not historical fact constitute ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the risk factors set forth below.

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

Since the net proceeds of the initial public offering are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a ‘‘blank check’’ company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000 received from the successful consummation of the initial public offering and filed a Current Report on Form 8-K with the SEC upon consummation of the initial public offering including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Because we are not subject to Rule 419, our units will be immediately tradable and we have a longer period of time to complete a business combination in certain circumstances.

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

Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our ‘‘staggered’’ board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, including all of our officers and directors, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination. In addition, our initial stockholders and their affiliates and relatives are not prohibited from purchasing our securities in the aftermarket. If they do, we cannot assure you that our initial stockholders will not have considerable influence upon the vote in connection with a business combination.

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

Our officers and directors may in the future become affiliated with entities, including other ‘‘blank check’ companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Further, certain of our officers and directors are currently involved in other businesses that are similar to the business activities that we intend to conduct following a business combination. Due to these existing affiliations, they may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us which could cause additional conflicts of interest. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

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

If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the ‘‘penny stock’’ rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

•	provide the purchaser with risk disclosure documents which identify certain risks associated with investing in ‘‘penny stocks’’ and which describe the market for these ‘‘penny stocks’’ as well as a purchaser’s legal remedies; and

•	obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a ‘‘penny stock’’ can be completed.

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

We have encountered and expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of the initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. In addition, we may not have enough cash available from funds outside of the trust account to make deposits or fund a ‘‘no-shop’’ provision in connection with a particular business combination which may cause us to be at a competitive disadvantage in pursuing the acquisition of target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe that the net proceeds of the initial public offering are sufficient to allow us to consummate a business combination, we cannot currently ascertain the capital requirements for any particular transaction. If the net proceeds of the initial public offering prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, it is possible that we could use a portion of the funds not in the trust account to make a deposit, down payment or fund a ‘‘no-shop’’ provision with respect to a particular proposed business combination, although we do not have any current intention to do so. In the event that we were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), we may not have a sufficient amount of working capital available outside of the trust account to conduct due diligence and pay other expenses related to finding a suitable business combination without securing additional financing. If we were unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would be forced to liquidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

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

If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences including:

•	a limited availability of market quotations for our securities;

•	a determination that our common stock is a ‘‘penny stock’’ which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Because we may be deemed to have no ‘‘independent’’ directors, actions taken and expenses incurred by our officers and directors on our behalf will generally not be subject to ‘‘independent’’ review.

Each of our directors owns shares of our common stock and, although no salary or other compensation will be paid to them for services rendered prior to or in connection with a business combination, they may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because none of our directors may be deemed ‘‘independent,’’ we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Although we believe that all actions taken by our directors on our behalf will be in our best interests, we cannot assure you that this will be the case. If actions are taken, or expenses are incurred that are not in our best interests, it could have a material adverse effect on our business and operations and the price of our stock held by the public stockholders.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock and warrants started trading separately as of July 28, 2005. Each of our units consists of one share of our common stock and one redeemable common stock purchase warrant and trades on the American Stock Exchange under the symbol ‘‘SVI.U.’’ Our common Stock and warrants trade on the American Stock Exchange under the symbols ‘‘SVI’’ and ‘‘SVI.WS’’, respectively. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00 commencing the later of the completion of a business combination with a target business or June 29, 2006. Our warrants will expire at 5:00 p.m., New York City time, on June 28, 2009, or earlier upon redemption.

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

SELECTED FINANCIAL DATA
(As Restated)

Income statement data

Period from January 6, 2005 (inception) to December 31, 2005
Loss from operations	$(196,614)
Interest income (net of interest paid)	$1,452,826
Gain on derivative liabilities	$2,124,620
Income before provision for income taxes	$3,308,832
Provision for state income taxes	$84,933
Net income	$3,295,899
Basic weighted average number of common shares outstanding	11,777,489
Net income per share – basic	$0.28
Diluted weighted average number of common shares outstanding	13,049,709
Net income per share – diluted	$0.25

Balance sheet data

December 31, 2005
Cash	$976,915
Investments held in trust	$128,174,091
Total Assets	$129,207,778
Total liabilities, including $25,241,373 of common stock subject to possible conversion	$39,398,328
Total stockholders’ equity	$89,809,450
Total Liabilities and Stockholders’ equity	$129,207,778

Item 7.    Management Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes thereto in Item 8. ‘‘Financial Statements and Supplementary Data.’’ The discussion below contains forward-looking statements that are based upon our current expectation and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties.

Restatement of Financial Statements

We have restated our annual financial statements for the year ended December 31, 2005 to and for the interim periods ended September 30, 2005 and March 31, 2006 to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the warrants to purchase common stock associated with the units sold at the initial public offering of the Company and (2) warrants to purchase common stock embedded in an option to purchase units consisting of one share and one warrant to purchase one additional share, issued to Broadband Capital in connection with the initial public offering. The Company had previously classified the value of these warrants to purchase common stock, when applicable, as equity. After further review, the Company has determined that these instruments should have been classified as derivative liabilities and therefore, the fair value of each instrument must be recorded as a derivative liability on the Company's balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in the Company’s statement of operations. At the date of the conversion of each respective instrument or portion thereof (or exercise of the options or warrants or portion thereof, as the case may be), the corresponding derivative liability will be reclassified as equity.

The accompanying financial statements for the year ended December 31, 2005 have been restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the warrants for the year ended December 31, 2005 are summarized below. See Note 2 to our Consolidated Financial Statements for an explanation of these restatements. The following table shows the net impact of the restatements on our net income.

Statement of Operations

	For the Period January 6, 2005 (inception) to December 31, 2005
	As Previously Reported	Adjustment	As Restated
Interest Income	$1,454,091	$—	$1,454,091
Gain on derivative liabilities		2,124,620	2,124,620
Formation and operating cost	196,614		196,614
Interest expense	1,265		1,265
Income before income taxes	1,256,212	2,124,620	3,380,832
Income taxes	84,933		84,933
Net Income	$1,171,279	$2,124,620	$3,295,899
Basic earnings per share	$0.10	$0.18	$0.28
Diluted earnings per share	$0.09	$0.16	$0.25
Basic weighted average shares outstanding	11,777,489		11,777,489
Diluted weighted average shares outstanding	13,049,709		13,049,709

Balance Sheet Impact

The following table sets forth the effects of the restatement adjustments on the Company’s consolidated balance sheet as of December 31, 2005:

	December 31, 2005		December 31, 2005
	As Previously Reported	Adjustment	(Restated)
ASSETS
Current assets
Cash	$976,915	$—	$976,915
Prepaid expenses	56,772		56,772
Total current assets	1,033,687	—	1,033,687
Other assets
Cash held in trust	128,174,091		128,174,091
Total assets	$129,207,778	$—	$129,207,778

	December 31, 2005		December 31, 2005
	As Previously Reported	Adjustment	(Restated)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,234	$—	$1,234
Accrued accounting	30,000		30,000
Accrued franchise taxes	53,685		53,685
Income taxes payable	84,933		84,933
Derivative liabilities	—	13,987,103	13,987,103
Total current liabilities	169,852	13,987,103	14,156,955
Common stock, subject to possible redemption, 3,448,275 shares at redemption value	25,241,373		25,241,373
STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, authorized 1,000,000, none issued
Common stock, $.001 par value, authorized 70,000,000 shares; issued and outstanding 21,000,000 shares (which includes the 3,448,275 shares subject to possible redemption)	21,000		21,000
Additional paid in capital	102,604,274	(16,111,723)	86,492,551
Equity accumulated during the development stage	1,171,279	2,124,620	3,295,899
Total stockholders’ equity	103,796,553	(13,987,103)	89,809,450
Total liabilities and stockholders’ equity	$129,207,778	$—	$129,207,778

Except as otherwise clearly stated, all financial information contained in this Annual Report on Form 10-K gives effect to the restatements.

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

From January 2005 (inception) until December 31, 2005, we had net income of approximately $3,295,899, derived from dividend and interest income, gain on derivative liabilities, less operating expenses and taxes.

On July 6, 2005, we consummated our initial public offering of 15,000,000 units. On July 7, 2005, we consummated the closing of an additional 2,250,000 units that were subject to the underwriters’ over-allotment option. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00. Our common stock and warrants started trading separately as of July 28, 2005. We account for the warrants as derivative liabilities, instead of an equity instrument.

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

Critical Accounting Policies

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

Fair values for exchange-traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates. The purchase option to purchase 750,000 shares is considered an equity instrument, as the underlying shares do not need to be registered, and all other criteria to be accounted for as an equity instrument have been fulfilled. The embedded derivative, the warrant to purchase 750,000 shares for $7.50 each, follow the same accounting guidelines, as the 17,250,000 warrants discussed previously, and is considered a liability.

Statement of Financial Accounting Standard (‘‘SFAS’’) No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ as amended, requires all derivatives to be recorded on the balance sheet at fair value. Furthermore, paragraph 11 (a) of SFAS No. 133 precludes contracts issued or held by a reporting entity that are both (1) indexed to its own stock and (2) classified as stockholders' equity in its statement of financial position from being treated as derivative instruments. We have determined that the option to purchase 750,000 units, each unit consisting of one warrant and one share of common stock is a derivative that also contains an embedded derivative. The option to purchase 750,000 shares of common stock and the warrant to purchase an additional 750,000 shares, the latter being the embedded derivative, are separately valued and accounted for on the Company’s balance sheet. While the warrant to purchase the additional 750,000 shares is indexed to the Company's common stock, the fact that the shares underlying the warrants require future registration in accordance with the warrant agreement, requires the Company to classify these instruments as a liability in accordance with EITF 00-19, paragraph 14.

As such, the option to purchase 750,000 units is considered an equity instrument, as the underlying shares do not need to be registered, and all other criteria to be accounted for as an equity instrument have been fulfilled. The embedded derivative, which is the warrant to purchase 750,000 shares for $7.50 each, follows the same accounting guidelines, as the 17,250,000 warrants discussed previously, and is considered a liability. These derivative liabilities have been and will continue to be adjusted to fair value in our quarterly filings.

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

In particular, the Company uses volatility rates based upon a sample of comparable companies in its industry, special purpose acquisition corporations. At the time a company to be acquired has been identified and agreements to acquire are in place, the volatility rates will be based on comparable companies to the acquired company. The Company uses a risk-free interest rate, which is the rate on U. S. Treasury instruments, for a security with a maturity that approximates the estimated remaining contractual life of the derivative. The volatility factor used in Black Scholes has a significant effect on the resulting valuation of the derivative liabilities on the Company’s balance sheet. The volatility for the calculation of the embedded derivatives was approximated at 41.4%, this volatility-rate will likely change in the future. The Company uses the closing market price of the Company’s common stock at the end of a quarter when a derivative is valued at fair value. The Company’s stock price will also change in the future. To the extent that the Company’s stock price increases or decreases, the Company’s derivative liabilities will also increase or decrease, absent any change in volatility rates and risk-free interest rates.

Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (collectively the ‘‘Certifying Officer’’) maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Our management carried out an evaluation, with the participation of our Chief Executive Officer (principal executive, financial, and accounting officer), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2006. As of the date of this report, we are in the process of completing an assessment of our internal controls in accordance with the Sarbanes-Oxley Act and our auditors have not yet tested our system of internal controls.

We expect that we will assess the internal controls of our target business or businesses preceding the completion of a business combination and will then implement a schedule for implementation and testing of such additional controls as we may determine are required to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of its internal controls. Many small and mid-sized target businesses we consider for a business combination may have internal controls that need improvement in areas such as:

•	staffing for financial, accounting and external reporting areas, including segregation of duties;

•	reconciliation of accounts;

•	properrecordation of expenses and liabilities in the period to which they relate;

•	proof of internal review and approval of accounting items;

•	documentation of key accounting assumptions, estimates and/or conclusions; and

•	documentation of accounting policies and procedures.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in, and if a suitable business target is not identified by us prior to the prescribed liquidation of the trust fund we may not engage in, any substantive commercial business. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant. The net proceeds of our initial public offering not held in the trust fund and not immediately required for the purposes set forth above have been invested only in United States ‘‘government securities,’’ defined as any Treasury Bill issued by the United States having a maturity of one hundred and eighty days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. We have issued warrants that are accounted for as derivative liabilities. One of the factors determining the fair value of the liability is the risk-free interest rate. The fluctuation of the liabilities due to interest rate changes is minimal. Given our limited risk in our exposure to U.S. Treasury Bills and such money market funds, we do not view the interest rate risk to be significant. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

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

Thomas C. Byrne has been a member of SACI’s board of directors since its inception. Mr. Byrne has served as Administrative Partner of New River Capital Partners, a private equity fund, which he co-founded, since 1997. Prior to co-founding New River Capital Partners, Mr. Byrne was the Vice- Chairman of Blockbuster Entertainment Group, a division of Viacom, Inc. Additionally, Mr. Byrne was President of the Viacom Retail Group and represented Blockbuster in all cross-Viacom opportunities.

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

Mr. Kramer brings over twenty years of investment experience in both the public and private capital markets. He started his career with Allen and Company, a private equity firm, and recently served as a Vice President from 1997 to 2001. On behalf of Mercantile Capital, Mr. Kramer performed due diligence negotiated and structured investments in companies operating in the wireless infrastructure, data communications, B2B commerce, Internet infrastructure, telecom technologies/ infrastructure and entertainment technologies and services sectors. Mr. Kramer serves on the board of of Genco Shipping and Trading Limited, a drybulk shipping company that recently filed a registration statement for an initial public offering, and MoveOnIn, Inc., a relocation and lifestyle services private company.

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

Director Independence

Our board of directors has determined that Mr. Byrne, Mr. Kramer and Mr. Branden are ‘‘independent directors’’ as defined in the American Stock Exchange listing standards and Rule 10A-3 of the Exchange Act. We intend to locate and appoint at least one additional independent director to serve on the board of directors and to serve on our audit committee prior to June 29, 2006.

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

Nominating and Governance Committee

The Nominating and Governance Committee is responsible for assisting identifying and recommending qualified candidates for director nominees to the board, and leading the board in its annual review of the board’s performance. All members of the Nominating Committee qualify as independent under the definition promulgated by the American Stock Exchange. The Nominating and Governance Committee had no meetings during 2005. Nathaniel Kramer and Thomas C. Byrne are the current members of the Nominating and Governance Committee. The Nominating and Governance Committee may consider candidates recommended by stockholders as well as from other sources such as other directors or officers, third party search firms or other appropriate sources. For all potential candidates, the Nominating and Governance Committee may consider all factors is deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need in the board, and concern for the long-term interests of the stockholders. In general, persons recommended by stockholders will be considered on the same basis as candidates from other sources. If a stockholder wishes to nominate a candidate to be considered for election as a director at the 2006 Annual Meeting of Stockholders using the procedures set forth in the Company’s By-laws, it must follow the procedures described in Article 3.3 entitled ‘‘Nominations.’’ If a stockholder wishes simply to propose a candidate for consideration as a nominee by the Nominating and Governance Committee, it should submit any pertinent information regarding the candidate to the Nominating and Governance Committee by mail at our address. A copy of the Nominating Committee’s written charter is available upon written request.

Audit Committee

The Audit Committee recommends to the board of directors the appointment of the firm selected to serve as our independent auditors and our subsidiaries and monitors the performance of such firm; reviews and approves the scope of the annual audit and evaluates with the independent auditors our annual audit and annual financial statements; reviews with management the status of internal accounting controls; evaluates issues having a potential financial impact on us which may be brought to the Audit Committee’s attention by management, the independent auditors or the board; evaluates our public financial reporting documents; reviews the non-audit services to be performed by the independent auditors, if any; and considers the effect of such performance on the auditor’s independence. Thomas C. Byrne and Cris V. Branden are the current members of the Audit Committee. All members of the Audit Committee satisfy the current independence standards promulgated by the Securities and Exchange Commission and by the American Stock Exchange, as such standards apply specifically to members of audit committees. We intend to locate and appoint at least one additional independent director to serve on our audit committee prior to June 29, 2006. The board has determined that each of Mr. Byrne and Mr. Branden are ‘‘audit committee financial experts,’’ as the Securities and Exchange Commission has defined that term in Item 401 of Regulation S-K. The Audit Committee had four meetings during 2005.

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

Other than this $7,500 per-month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to any of our officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Such individuals may be paid consulting, management or other fees from target businesses as a result of the business combination, with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to the stockholders. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because none of our directors may be deemed ‘‘independent,’’ we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Common Stock
Sapling, LLC(2)	1,111,358	5.3%
Amaranth LLC(3)	1,423,900	6.8%
John A. Griffin(4)	1,490,000	7.1%
Steven R. Berrard(5)(6)	937,535	4.5%
Thomas E. Aucamp(6)(7)	562,493	2.7%
Thomas C. Byrne(6)	562,493	2.7%
I. Steven Edelson(6)(8)	562,493	2.7%
Nathaniel Kramer(6)(9)	562,493	2.7%
Cris V. Branden(6)(10)	140,624	*
All directors and executive officers as a group (6 individuals)	3,328,131	15.8%

*	Less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals is 401 East Olas Blvd, Suite 1140, Fort Lauderdale, Florida 33301.

(2)	Includes 572,517 shares owned by Fir Tree Recovery Master Fund, L.P. the sole member of Sapling, LLC. The business address of Sapling, LLC is Sapling, LLC, c/o Fir Tree Recovery Master Fund LP, 535 5th Avenue, 31st Floor, New York, New York 10017. Sapling, LLC has shared voting and dispositive power for the shares listed above. The foregoing information was derived from a Schedule 13G, as filed with the Securities and Exchange Commission on July 13, 2005.

(3)	Amaranth Advisors L.L.C. is the trading advisor for Amaranth LLC and is granted investment discretion over portfolio investments, including the common stock held by it. Nicholas M. Maounis is the managing member of Amaranth Advisors L.L.C. and may, by virtue of his position as managing member, be deemed to have the power to direct the vote and disposition of the common stock held for Amaranth LLC. The business address of Amaranth LLC is c/o Amaranth Advisors L.L.C., One American Lane, Greenwich, Connecticut 06831. Amaranth LLC has shared voting and dispositive power for the shares listed above. The foregoing information was derived from a Schedule 13G, as filed with the Securities and Exchange Commission on December 2, 2005.

(4)	Includes 923,800 shares owned by Blue Ridge Capital Holdings LLC and 566,200 shares owned by Blue Ridge Capital Offshore Holdings LLC. Mr. Griffin is the Managing Member of Blue Ridge Capital Holdings LLC and Blue Ridge Capital Offshore Holdings LLC, and in that capacity directs their operations. Blue Ridge Capital Holdings LLC is the general partner of Blue Ridge Limited Partnership and has the power to direct the affairs of Blue Ridge Limited Partnership, including decisions respecting the receipt of dividends from and the proceeds from the sale of common stock. Blue Ridge Capital Offshore Holdings LLC is the general partner of Blue Ridge Offshore Master Limited Partnership and has the power to direct the affairs of Blue Ridge Offshore Master Limited Partnership, including decisions respecting the receipt of dividends from and the proceeds from the sale of common stock. The business address for this individual is 660 Madison Avenue, 20th Floor, New York, New York 10021. The foregoing information was derived from a Schedule 13G, as filed with the Securities and Exchange Commission on February 3, 2006.

(5)	Mr. Berrard is our Chairman of the Board and Chief Executive Officer.

(6)	Each of these individuals is a director.

(7)	Mr. Aucamp is our Vice President and Secretary.

(8)	Includes 562,493 shares owned by The Edelson Family Trust, which is a trust established by Mr. Edelson for the benefit of his spouse and descendants, of which Mr. Edelson is the trustee. Mr. Edelson is our Vice Chairman and Vice President.

(9)	The business address for this individual is c/o Mercantile Capital Partners, 1372 Shermer Road, Northbrook, Illinois 60062.

(10)	The business address for this individual is 450 East Olas Blvd, Suite 1500, Fort Lauderdale, Florida 33301.

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

Messrs. Berrard, Aucamp, Byrne, Edelson and Kramer may be deemed to be our ‘‘parents’’ and are deemed to be ‘‘promoters,’’ as these terms are defined under the Federal securities laws.

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

The holders of the majority of these shares will be entitled to make up to two demands that we register these shares pursuant to a registration rights agreement previously entered into. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow, which, except in limited circumstances, is not before June 29, 2008. In addition, these stockholders have certain ‘‘piggy-back’’ registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested ‘‘independent’’ directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. In addition, our management will gather pricing information, estimates or fairness opinions from unaffiliated third parties with respect to similar transactions undertaken by us.

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

1.    Financial Statements:

Index to Financial Statements and Schedules

Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2005

Income Statement — Period from January 6, 2005 (inception) to December 31, 2005

Statement of Stockholders’ Equity — Period from January 6, 2005 (inception) to December 31, 2005

Statement of Cash Flows — Period from January 6, 2005 (inception) to December 31, 2005

Notes to Financial Statements

2.    Financial Statement Schedule(s):

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.    Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation.*
3.2	By-laws.*
4.1	Specimen Unit Certificate.*
4.2	Specimen Common Stock Certificate.*
4.3	Specimen Warrant Certificate.*
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.*
10.1	Letter Agreement among the Company, Broadband Capital Management LLC and Steven R. Berrand.*
10.2	Letter Agreement among the Company, Broadband Capital Management LLC and Thomas E. Aucamp.*
10.3	Letter Agreement among the Company, Broadband Capital Management LLC and Thomas C. Byrne.*
10.4	Letter Agreement among the Company, Broadband Capital Management LLC and I. Steven Edelson.*
10.5	Letter Agreement among the Company, Broadband Capital Management LLC and I. Nathanial Kramer.*
10.6	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.*
10.7	Form of Stock Escrow Agreement between the Company, Continental Stock Transfer & Trust Company and the Initial Stockholders.*
10.8	Services Agreement with SB Management Co.*
10.9	Promissory Note, dated January 26, 2005, issued to Steven R. Berrard in the amount of $26,000.*
10.10	Promissory Note, dated January 26, 2005, issued to I. Steven Edelson in the amount of $7,000.*

Exhibit No.	Description
10.11	Promissory Note, dated January 26, 2005, issued to Nathanial Kramer in the amount of $7,000.*
10.12	Promissory Note, dated March 28, 2005, issued to Steven R. Berrard in the amount of $32,500.*
10.13	Promissory Note, dated March 28, 2005, issued to Nathanial Kramer in the amount of $17,500.*
10.14	Form of Registration Rights Agreement among the Company and the Initial Stockholders.*
10.15	Form of Warrant Purchase Agreement between the Insiders and Broadband Capital Management LLC*
31	Certification of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Name	Position	Date

/s/ Steven R. Berrard	Chairman of the Board and Chief Executive Officer (principal executive and principal financial and accounting officer)	August 2, 2006

Steven R. Berrard

/s/ I. Steven Edelson	Vice Chairman, Vice President and Director	August 2, 2006

I. Steven Edelson

/s/ Thomas E. Aucamp	Vice President, Secretary and Director	August 2, 2006

Thomas E. Aucamp

/s/ Nathaniel Kramer	Director	August 2, 2006

Nathaniel Kramer

/s/ Thomas C. Byrne	Director	August 2, 2006

Thomas C. Byrne

/s/ Cris V. Branden	Director	August 2, 2006

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

As discussed in Note 2 to the accompanying financial statements, the Company has restated its financial statements for the year ended December 31, 2005 to reflect additional non-operating gains and losses restated to the classification of and accounting for: (1) the warrants to purchase common stock associated with the units sold at the initial public offering of the Company and (2) warrants to purchase common stock embedded in an option to purchase units consisting of one share and one warrant to purchase one additional share, issued to Broadband Capital in connection with the initial public offering.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
March 23, 2006, except for notes 1, 2, 5 and 6 which are dated August 1, 2006

SERVICES ACQUISITION CORP. INTERNATIONAL
(a corporation in the development stage)
BALANCE SHEET

December 31, 2005 (As Restated)

As Restated
ASSETS
Current assets
Cash	$976,915
Prepaid expenses	56,772
Total current assets	1,033,687
Other assets
Cash held in trust	128,174,091
Total assets	$129,207,778
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,234
Accrued accounting	30,000
Accrued franchise taxes	53,685
Income taxes payable	84,933
Derivative liabilities	13,987,103
Total current liabilities	14,156,955
Common stock, subject to possible redemption, 3,448,275 shares at redemption value	25,241,373
Stockholders’ equity
Preferred stock, $.001 par value, authorized 1,000,000 shares; none issued
Common stock, $.001 par value, authorized 70,000,000 shares; issued and outstanding 21,000,000 shares (which includes the 3,448,275 shares subject to possible redemption)	21,000
Additional Paid-in Capital	86,492,551
Equity accumulated during the development stage	3,295,899
Total stockholders’ equity	89,809,450
Total liabilities and stockholders’ equity	$129,207,778

See accompanying notes to financial statements.

SERVICES ACQUISITION CORP. INTERNATIONAL
(a corporation in the development stage)
STATEMENT OF OPERATIONS, As Restated

For the Period January 6, 2005 (inception) to December 31, 2005
As Restated
Interest income	$1,454,091
Gain on derivative liabilities	2,124,620
Formation and operating costs	196,614
Interest expense	1,265
Net income before income taxes	3,380,832
Provision for state income taxes	84,933
Net income	$3,295,899
Basic weighted average shares outstanding	11,777,489
Basic earnings per share	$0.28
Diluted weighted average shares outstanding	13,049,709
Diluted earnings per share	$0.25

See accompanying notes to financial statements.

SERVICES ACQUISITION CORP. INTERNATIONAL
(a corporation in the development stage)
STATEMENT OF STOCKHOLDERS’ EQUITY
For period from January 6, 2005 (inception) to December 31, 2005, As Restated

	Common Stock		Additional Paid-in Capital	Equity Accumulated During the Development Stage	Stockholders’ Equity
	Shares	Amount
			As Restated	As Restated	As Restated
Balance January 6, 2005 (inception)	—	$—	$—	$—	$—
Common shares issued	3,750,000	3,750	25,429		29,179
Sale of 15,000,000 shares, net of underwriters’ discount and offering expenses (including 2,998,500 shares subject to possible redemption)	15,000,000	15,000	110,902,368		110,917,368
Sale of 2,250,000 shares through the over-allotment option offering, net of underwriters’ discount (including 449,775 shares subject to possible redemption)	2,250,000	2,250	16,917,750		16,920,000
Proceeds subject to possible redemption (3,448,275 shares)			(25,241,373)		(25,241,373)
Reclassification to derivative liabilities (warrants) for part of proceeds from the sale of shares			(16,111,723)		(16,111,723)
Proceeds from issuance of option			100		100
Net income				3,295,899	3,295,899
Balances, at December 31, 2005	21,000,000	$21,000	$86,492,551	$3,295,899	$89,809,450

See accompanying notes to financial statements.

SERVICES ACQUISITION CORP. INTERNATIONAL
(a corporation in the development stage)
STATEMENT OF CASH FLOWS

For period from January 6, 2005 (inception) to December 31, 2005 (As Restated)

(As Restated)
Cash flows from operating activities
Net income	$3,295,899
Increase (decrease) in cash attributable to change in
Prepaid expenses	(56,772)
Accounts payable	1,234
Accrued accounting	30,000
Accrued franchise tax	53,685
Income taxes payable	84,933
Derivative liabilities	(2,124,620)
Net cash provided by operating activities	1,284,359
Cash flows from financing activities
Proceeds from notes payable, stockholders	160,000
Payment of notes payable, stockholders	(160,000)
Proceeds from sale of stock	29,179
Gross proceeds of public offering	120,000,000
Payments of costs of public offering	(9,082,632)
Gross proceeds of over-allotment option offering	18,000,000
Payments of costs of over-allotment option offering	(1,080,000)
Proceeds from issuance of option	100
Net cash provided by financing activities	127,866,647
Net cash used in investing activity
Cash held in trust	(128,174,091)
Net increase in cash	976,915
Cash, beginning of period	—
Cash, end of period	$976,915

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

With respect to the first business combination, which is approved and consummated, any Public Stockholder who voted against the business combination may demand that the Company redeem his or her shares. The per share redemption price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the business combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a business combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. Accordingly the Company has set up a liability on the balance sheet for the possible redemption of 3,448,275 shares of common stock in the amount of $25,241,373.

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

Income Per Common Share

The Company complies with SFAS No. 128, ‘‘Earnings Per Share’’ which requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company.

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

Fair values for exchange-traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates. The purchase option to purchase 750,000 shares is considered an equity instrument, as the underlying shares do not need to be registered, and all other criteria to be accounted for as an equity instrument have been fulfilled. The embedded derivative, the warrant to purchase 750,000 shares for $7.50 each, follow the same accounting guidelines, as the 17,250,000 warrants discussed previously, and is considered a liability.

Statement of Financial Accounting Standard (‘‘SFAS’’) No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ as amended, requires all derivatives to be recorded on the balance sheet at fair value. Furthermore, paragraph 11 (a) of SFAS No. 133 precludes contracts issued or held by a reporting entity that are both (1) indexed to its own stock and (2) classified as stockholders' equity in its statement of financial position from being treated as derivative instruments. We have determined that the option to purchase 750,000 units, each unit consisting of one warrant and one share of common stock is a derivative that also contains an embedded derivative. The option to purchase 750,000 shares of common stock and the warrant to purchase an additional 750,000 shares, the latter being the embedded derivative, are separately valued and accounted for on the Company's balance sheet. While the warrant to purchase the additional 750,000 shares is indexed to the Company's common stock, the fact that the shares underlying the warrants require future registration in accordance with the warrant agreement, requires the Company to classify these instruments as a liability in accordance with EITF 00-19 paragraph 14.

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

In particular, the Company uses volatility rates based upon a sample of comparable companies in its industry, special purpose acquisition corporations. At the time a company to be acquired has been identified and agreements to acquire are in place, the volatility rates will be based on comparable companies to the acquired company. The Company uses a risk-free interest rate, which is the rate on U. S. Treasury instruments, for a security with a maturity that approximates the estimated remaining contractual life of the derivative. The volatility factor used in Black Scholes has a significant effect on the resulting valuation of the derivative liabilities on the Company’s balance sheet. The volatility for the calculation of the embedded derivatives was approximated at 41.4%, this volatility-rate will likely change in the future. The Company uses the closing market price of the Company’s common stock at the end of a quarter when a derivative is valued at fair value. The Company’s stock price will also change in the future. To the extent that the Company’s stock price increases or decreases, the Company’s derivative liabilities will also increase or decrease, absent any change in volatility rates and risk-free interest rates.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123(R), ‘‘Accounting for Stock-Based Compensation (Revised).’’ SFAS 123(R) supersedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. SFAS No. 123(R) is effective as of the beginning of the fiscal year that begins after June 15, 2005.

2.    Restatement and reclassifications of previously issued financial statements

Summary of Restatement Items

In August, 2006, the Company concluded that it was necessary to restate its financial results for the fiscal year ended December 31, 2005 and for the interim periods ended September 30, 2005 and March 31 2006 to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the warrants to purchase common stock associated with the units sold at the initial public offering of the Company and (2) warrants to purchase common stock embedded in a option to purchase units consisting of one share and one warrant to purchase one additional share, issued to Broadband Capital in connection with the initial public offering. The Company had previously classified the value of these warrants to purchase common stock, when applicable, as equity. After further review, the Company has determined that these instruments should have been classified as derivative liabilities and therefore, the fair value of each instrument must be recorded as a derivative liability on the Company's balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in the Company’s statement of operations. At the date of the conversion of each respective instrument or portion thereof (or exercise of the options or warrants or portion thereof, as the case may be), the corresponding derivative liability will be reclassified as equity.

The accompanying financial statements for the year ended December 31, 2005 have been restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the warrants for the year ended December 31, 2005 are summarized below:

Consolidated Statement of Operations

	For the Period January 6, 2005 (inception) to December 31, 2005
	As Previously Reported	Adjustment	As Restated
Interest income	$1,454,091	$—	$1,454,091
Gain on derivative liabilities	—	2,124,620	2,124,620
Formation and operating cost	196,614		196,614
Interest expense	1,265		1,265
Income before income taxes	1,256,212	2,124,620	3,380,832
Income taxes	84,933		84,933
Net income	$1,171,279	$2,124,620	$3,295,899
Basic earnings per share	$0.10	$0.18	$0.28
Diluted earnings per share	$0.09	$0.16	$0.25
Basic weighted average shares outstanding	11,777,489		11,777,489
Diluted weighted average shares outstanding	13,049,709		13,049,709

Balance Sheet Impact

The following table sets forth the effects of the restatement adjustments on the Company’s consolidated balance sheet as of December 31, 2005:

	December 31, 2005		December 31, 2005
	As Previously Reported	Adjustment	(Restated)
ASSETS
Current assets
Cash	$976,915	$—	$976,915
Prepaid expenses	56,772		56,772
Total current assets	1,033,687		1,033,687
Other assets
Cash held in trust	128,174,091		128,174,091
Total assets	$129,207,778	$—	$129,207,778

	December 31, 2005		December 31, 2005
	As Previously Reported	Adjustment	(Restated)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,234	$—	$1,234
Accrued accounting	30,000		30,000
Accrued franchise taxes	53,685		53,685
Income taxes payable	84,933		84,933
Derivative liabilities	—	13,987,103	13,987,103
Total current liabilities	169,852	13,987,103	14,156,955
Common stock, subject to possible redemption, 3,448,275 shares at redemption value	25,241,373		25,241,373
STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, authorized 1,000,000, none issued
Common stock, $.001 par value, authorized 70,000,000 shares; issued and outstanding 21,000,000 shares (which includes the 3,448,275 shares subject to possible redemption)	21,000		21,000
Additional paid in capital	102,604,274	(16,111,723)	86,492,551
Equity accumulated during the development stage	1,171,279	2,124,620	3,295,899
Total stockholders' equity	103,796,553	(13,987,103)	89,809,450
Total liabilities and stockholders' equity	$129,207,778	$—	$129,207,778

3.  Investments held in Trust

Investments held in trust as of December 31, 2005 were in cash, not cash equivalents. During 2005 the Company invested in various short-term tax free money market funds promulgated under the Investment Company Act of 1940. Dividend and interest income earned on such investments was the Company’s sole source of income during the year.

4.  Initial Public Offering

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

5. Income Taxes

The components of the provision for income taxes for the year ended December 31, 2005 are as follows:

Current:
Federal	$—
State	84,933
Foreign	—
Total current	$84,933
Deferred:
Federal	$—
State	—
Foreign	—
Total deferred	$—

The differences between the statutory rate and the Company’s effective income tax rate are as follows:

	2005
Federal tax benefit at the statutory rate	$(1,131,942)	(34.0%)
State income taxes, net of federal benefit	(45,600)	(1.4)
Non-taxable interest income	490,392	14.7
Non-taxable gain on derivative liabilities	704,830	21.2
Permanent differences	(6,863)	(0.2)
Change in valuation allowance	95,134	2.9
Other	(21,018)	(0.6)
Effective income tax rate	$84,933	2.6%

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

6.	Derivative Liabilities

	At issuance date		At December 31, 2005
	per warrant	Total	per warrant	Total
Fair value of warrants part of initial public offering unit 17,250,000 warrants	$0.92	$15,870,000	$0.80	$13,800,000
Fair value of warrants embedded in purchase option units 750,000 warrants	$0.32	$241,723	$0.25	$187,103
Total		$16,111,723		$13,987,103

7.  Commitments and contingencies

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

8.    Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors.

9.    Subsequent Events

On March 13, 2006, the Company, Services Acquisition Corp. International (‘‘SVI’’) and JJC Acquisition Company (‘‘JJC’’), a wholly-owned California corporate subsidiary of SVI, and Jamba Juice Company, a California corporation (‘‘Jamba Juice’’), entered into an Agreement and Plan of Merger (the ‘‘Merger Agreement’’), pursuant to which JJC will merge into Jamba Juice and Jamba Juice will become a wholly-owned subsidiary of SVI. Following completion of the merger, it is anticipated that SVI will change its name to Jamba, Inc. Because SVI will have no other operating business following the merger, Jamba Juice will effectively become a public company at the conclusion of the merger. The Board of Directors will have representation from both entities. Jamba Juice is headquartered in San Francisco, California and as of March 7, 2006 currently had 532 locations, 323 company-owned and 209 franchised, operating in 24 states, the District of Columbia and the Bahamas.

Under the terms of the agreement, Jamba Juice shareholders will be paid an aggregate of $265,000,000, less $16,000,000 for certain existing indebtedness and the amount of certain transaction related expenses, in cash, for all of the outstanding capital stock of Jamba Juice and the value of all shares of Jamba Juice capital stock issuable upon exercise of all ‘‘in-the-money’’ vested and unvested options and warrants of Jamba Juice, subject to the option holders and warrant holders, in certain instances, having the right to exchange their respective options and warrants into options and warrants of SVI.

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