Form 10-Q/A
period 2006-03-31
Services Acquisition Corp. International
filed 2006-08-03
CIK 1316898

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes       No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ (as defined in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer                Acelerated filers                Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes       No

As of May 12, 2006, 21,000,000 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

SERVICES ACQUISITION CORP. INTERNATIONAL AND SUBSIDIARY

Explanatory Note:

This Quarterly Report on Form 10-Q/A is being filed as Amendment Number 2 to our Quarterly Report on Form 10-Q which was originally filed with the Securities and Exchange Commission (‘‘SEC’’) on May 15, 2006. We are filing this form 10-Q/A to restate our financial statements for the quarter ended March 31, 2006 to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the warrants to purchase common stock associated with the units sold at the initial public offering of the Company and (2) warrants to purchase common stock embedded in a option to purchase units consisting of one share and one warrant to purchase one additional share, issued to Broadband Capital in connection with the initial public offering. The Company had previously classified the value of these warrants to purchase common stock, when applicable, as equity. After further review, the Company has determined that these instruments should have been classified as derivative liabilities and therefore, the fair value of each instrument must be recorded as a derivative liability on the Company's balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in the Company’s statement of operations. Except as otherwise stated, all financial information contained in this Quarterly Report on Form 10-Q gives effect to these restatements. For information concerning the background of the restatements, the specific adjustments made, and management’s discussion and analysis of our results of operations for 2006 giving effect to the restated information, see ‘‘Restatement of 2006 Financial Statements’’ at Item 7. ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and Note 2 to our Financial Statements.

This Form 10-Q/A amends and restates only certain information in the following sections as a result of the current restatements described above:

Part I — Item 1. Financial Statements

Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I — Item 4. Controls and Procedures

In addition, we are also including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, and 32.1.

For the convenience of the reader, this Form 10-Q/A sets forth the entire Form 10-Q which was prepared and relates to the Company as of March 31, 2006. However, this Form 10-Q/A only amends and restates the Items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our March 31, 2006 Form 10-Q. Accordingly, except for the foregoing amended information, this Form 10-Q/A continues to speak as of May 15, 2006 (the original filing date of the March 31, 2006 Form 10-Q), and does not reflect events occurring after the filing of our March 31, 2006 Form 10-Q and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the 2006 Form 10-Q have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-Q/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

SERVICES ACQUISITION CORP. INTERNATIONAL AND SUBSIDIARY
(a corporation in the development stage)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(unaudited, As Restated)	(As Restated)
ASSETS
Current assets
Cash	$741,417	$976,915
Prepaid expenses and other assets	55,126	56,772
Total current assets	796,543	1,033,687
Other assets
Cash held in trust	129,066,348	128,174,091
Deferred transaction costs	1,009,989
Total assets	$130,872,880	$129,207,778
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$486,747	$54,919
Accrued expenses	660,613	114,933
Derivative liabilities	73,972,500	13,987,103
Total current liabilities	75,119,860	14,156,955
Common stock, subject to possible redemption, 3,448,275 shares at redemption value	25,241,373	25,241,373
Stockholders’ equity
Preferred stock, $.001 par value, authorized 1,000,000 shares; none issued
Common stock, $.001 par value, authorized 70,000,000 shares; issued and outstanding 21,000,000 shares (which includes the 3,448,275 shares subject to possible redemption)	21,000	21,000
Paid-in capital in excess of par	86,492,551	86,492,551
Equity accumulated during the development stage	(56,001,904)	3,295,899
Total stockholders’ equity	30,511,647	89,809,450
Total liabilities and stockholders’ equity	$130,872,880	$129,207,778

See accompanying notes to financial statements.

SERVICES ACQUISITION CORP. INTERNATIONAL AND SUBSIDIARY
(a corporation in the development stage)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,		From inception to March 31, 2006
	2006	2005
	(unaudited, As Restated)	(unaudited)	(unaudited, As Restated)
Interest and dividend income	$900,786	$—	$2,354,877
Loss on derivative liabilities	(59,985,397)		(57,860,777)
Formation and operating costs	173,812	966	370,426
Interest expense			1,265
Loss before taxes	(59,258,423)	(966)	(55,877,591)
Provision for income taxes	39,380		124,313
Net loss	$(59,297,803)	$(966)	$(56,001,904)
Weighted average shares outstanding:
Basic	21,000,000	3,214,247	13,940,973
Diluted	21,000,000	3,214,247	13,940,973
Net loss per share, basic	$(2.82)	$(0.00)	$(4.02)
Net loss per share, diluted	$(2.82)	$(0.00)	$(4.02)

See accompanying notes to financial statements.

SERVICES ACQUISITION CORP. INTERNATIONAL AND SUBSIDIARY
(a corporation in the development stage)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,		From inception To March 31, 2006
	2006	2005
	(unaudited, As Restated)	(unaudited)	(unaudited)
Cash flows from operating activities
Net (loss)	$(59,297,803)	$(966)	$(56,001,904)
Increase (decrease) in cash attributable to change in Derivative liabilities	59,985,397		57,860,777
Deferred transaction costs	(1,009,989)		(1,009,989)
Prepaid expenses	1,646		(55,126)
Accounts payable and accrued expenses	977,508	750	1,147,360
Net cash provided by (used in) operating activities	656,759	(216)	1,941,118
Cash flows from financing activities
Proceeds from note payable, stockholders		90,000	160,000
Payment of note payable, stockholders			(160,000)
Proceeds from sale of stock		25,000	29,179
Gross proceeds of public offering			120,000,000
Payments of costs of public offering		(100,817)	(9,082,632)
Gross proceeds of over-allotment option offering			18,000,000
Payments of costs of over-allotment option offering			(1,080,000)
Proceeds from issuance of option			100
Net cash provided by financing activities	—	14,183	127,866,647
Net cash used in investing activity, cash held in trust	(892,257)	—	(129,066,348)
Net (decrease) increase in cash	(235,498)	13,967	741,417
Cash, beginning of period	976,915	—	—
Cash, end of period	$741,417	$13,967	$741,417

See accompanying notes to financial statements.

SERVICES ACQUISITION CORP. INTERNATIONAL AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of Services Acquisition Corp. International and its wholly owned subsidiary, JJC Acquisition Company, collectively (the ‘‘Company’’). The unaudited condensed consolidated financial statements for the three months ended March 31, 2006 and 2005 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments necessary to present fairly the Company’s financial position as of March 31, 2006 and the results of its operations for the three months ended March 31, 2006 and 2005, respectively, and for the period from January 6, 2005 (inception) to March 31, 2006 and cash flows for the three months ended March 31, 2006 and 2005, respectively, and for the period from January 6, 2005 (inception) to March 31, 2006. The results of operations for the three months ended March 31, 2006 and 2005, and for the period from January 6, 2005 (inception) to March 31, 2006, are unaudited and are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company’s 2005 Form 10-K/A.

1.	Nature of operations and summary of significant accounting policies

The Company was incorporated in Delaware on January 6, 2005 as a blank check company whose objective is to acquire through a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. The Company selected December 31 as its fiscal year end. On March 9, 2006, Services Acquisition Corp. International incorporated a wholly-owned subsidiary, JJ Acquisition Company. (‘‘JJC’’.) As of March 31, 2006, there are no assets or liabilities and there was no activity for JJC.

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

The Company’s efforts in identifying a prospective business target are not limited to a particular industry, although management intends to focus on high margin service businesses withrecurring revenue. The success and ongoing profitability of such business will not necessarily be predicated on continually generating new revenue, but rather on forging a valued bond for which switching costs may be high or alternatives of lower value. Within this context, the Company expects to seek companies displaying a number of characteristics: recurring revenues, focus on a service rather than a product, high gross margins, stable cash flow and opportunities for organic and acquisition growth.

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

Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates. The purchase option to purchase 750,000 shares is considered an equity instrument, as the underlying shares do not need to be registered and all other criteria to be accounted for as an equity instrument have been fulfilled. The embedded derivative, the warrants to purchase 750,000 shares for $7.50 each, follow the same accounting guidelines as the 17,250,000 warrants discussed previously and is considered a liability.

Statement of Financial Accounting Standard (‘‘SFAS’’) No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ as amended, requires all derivatives to be recorded on the balance sheet at fair value. Furthermore, paragraph 11(a) of SFAS No. 133 precludes contracts issued or held by a reporting entity that are both (1) indexed to its own stock and (2) classified as stockholders' equity in its statement of financial position from being treated as derivative instruments. We have determined that the option to purchase 750,000 units, each unit consisting of one warrant and one share of common stock, is a derivative that also contains an embedded derivative. The option to purchase 750,000 shares of common stock and the warrant to purchase an additional 750,000 shares, the latter being the embedded derivative, are separately valued and accounted for on the Company’s balance sheet. While the warrant to purchase the additional 750,000 shares is indexed to the Company's common stock, the fact that the shares underlying the warrants require future registration in accordance with the warrant agreement, requires the Company to classify these instruments as a liability in accordance with EITF 00-19, paragraph 14.

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

Income per Common Share

Basic earnings-per-share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, by application of the treasury stock method. During the three months ended March 31, 2006, the dilutive potential common shares were not included in the computation of diluted loss per share, because the inclusion of convertible warrants would be anti-dilutive. The dilutive impact of 4,884,014 shares and 2,260,622 shares from the 18,000,000 warrants outstanding with exercise prices ranging from $6.00 to $10.00 were not included in the computation of diluted loss per share and in the three months ended March 31, 2006 and the period from inception to March 31, 2006, respectively since their inclusion would be antidilutive.

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

2.	Restatement and reclassifications of previously issued financial statements

Summary of Restatement Items

In August, 2006, the Company concluded that it was necessary to restate its financial results for the fiscal year ended December 31, 2005 and for the interim period ended March 31 2006 to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the warrants to purchase common stock associated with the units sold at the initial public offering of the Company and (2) warrants to purchase common stock embedded in a option to purchase units consisting of one share and one warrant to purchase one additional share, issued to Broadband

Capital in connection with the initial public offering. The Company had previously classified the value of these warrants to purchase common stock, when applicable, as equity. After further review, the Company has determined that these instruments should have been classified as derivative liabilities and therefore, the fair value of each instrument must be recorded as derivative liabilities on the Company's balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in the Company’s statement of operations. At the date of the conversion of each respective instrument or portion thereof (or exercise of the options or warrants or portion thereof, as the case may be), the corresponding derivative liability will be reclassified as equity.

The accompanying financial statements for the three months ended March 31, 2006 have been restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the warrants for the period from inception to March 31, 2006 and for the three months ended March 31, 2006 are summarized below:

Statement of Operations

	For the Period January 6, 2005 (inception) to March 31, 2006
	As Previously Reported	Adjustment	As Restated
Interest and dividend income	$2,354,877	$—	$2,354,877
Loss on derivative liabilities		57,860,777	57,860,777
Formation and operating cost	370,426		370,426
Interest expense	1,265		1,265
Income (loss) before income taxes	1,983,186	(57,860,777)	(55,877,591)
Provision for income taxes	124,313		124,313
Net income (loss)	$1,858,873	$(57,860,777)	$(56,001,904)
Basic earnings (loss) per share	$0.13	$(4.15)	$(4.02)
Diluted earnings (loss) per share	$0.12	$(4.14)	$(4.02)
Basic weighted average shares outstanding	13,940,973		13,940,973
Diluted weighted average shares outstanding	16,086,105	(2,145,132)	13,940,973

	For the three months ended March 31, 2006
	As Previously Reported	Adjustment	As Restated
Interest and dividend income	$900,786	$—	$900,786
Loss on derivative liabilities	—	59,985,397	59,985,397
Formation and operating cost	173,812	—	173,812
Interest expense	—	—	—
Income (loss) before income taxes	726,974	(59,985,397)	(59,258,423)
Provision for income taxes	39,380		39,380
Net income (loss)	$687,594	$(59,985,397)	$(59,297,803)
Basic earnings (loss) per share	$0.03	$(2.85)	$(2.82)
Diluted earnings (loss) per share	$0.03	$(2.85)	$(2.82)
Basic weighted average shares outstanding	21,000,000	—	21,000,000
Diluted weighted average shares outstanding	24,884,014	(3,884,014)	21,000,000

Balance Sheet Impact

The following table sets forth the effects of the restatement adjustments on the Company’s consolidated balance sheet as of March 31, 2006:

	March 31, 2006		March 31, 2006
	As Previously Reported	Adjustment	(As Restated)
ASSETS
Current assets
Cash	$741,417	$—	$741,417
Prepaid expenses	55,126		55,126
Total current assets	796,543	—	796,543
Other assets
Cash held in trust	129,066,348		129,066,348
Deferred transaction costs	1,009,989	—	1,009,989
Total assets	$130,872,880	$—	$130,872,880
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$486,747	$—	$486,747
Accrued expenses	660,613		660,613
Derivative liabilities	—	73,972,500	73,972,500
Total current liabilities	1,147,360	73,972,500	75,119,860
Common stock, subject to possible redemption, 3,448,275 shares at redemption value	25,241,373		25,241,373
STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, authorized 1,000,000, none Issued
Common stock, $.001 par value, authorized 70,000,000 shares; issued and outstanding 21,000,000 shares (which includes the 3,448,275 shares subject to possible redemption)	21,000		21,000
Additional paid in capital	102,604,274	(16,111,723)	86,492,551
Equity accumulated during the development stage	1,858,873	(57,860.777)	(56,001,904)
Total stockholders' equity	104,484,147	(73,972,500)	30,511,647
Total liabilities and stockholders' equity	$130,872,880	$—	$130,872,880

3.	Commitments and contingencies

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

On March 10, 2006, the Company entered into an Agreement and Plan of Merger (‘‘Merger Agreement’’) with JJC Acquisition Company (‘‘JJC’’), a wholly-owned California corporate subsidiary of Company, and Jamba Juice Company, a California corporation (‘‘Jamba Juice’’), pursuant to which JJC will merge into Jamba Juice and Jamba Juice will become a wholly-owned subsidiary of Company. Following completion of the merger, it is anticipated that Company will change its name to Jamba, Inc. Because the Company will have no other operating business following the merger, Jamba Juice will effectively become a public company at the conclusion of the merger. Jamba Juice is headquartered in San Francisco, California. Jamba Juice as of April 4, 2006 has 325 company owned locations and 213 franchise locations operating in 24 states, the District of Columbia and the Bahamas.

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

5.	Liquidity

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Private Securities Litigation Reform Act of 1995 (the Reform Act) provides a safe harbor for forward-looking statements made by or on behalf of the Company. We and our representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words ‘‘believe,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘estimate,’’ ‘‘anticipate,’’ ‘‘will,’’ and similar expressions identify statements that constitute ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to earnings or earnings per share growth, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act.

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

Developments in Finding a Suitable Business Target

On March 10, 2006, the Company entered into an Agreement and Plan of Merger (‘‘Merger Agreement’’) with JJC Acquisition Company (‘‘JJC’’), a wholly-owned California corporate subsidiary of Company, and Jamba Juice Company, a California corporation (‘‘Jamba Juice’’), pursuant to which

JJC will merge into Jamba Juice and Jamba Juice will become a wholly-owned subsidiary of Company. Following completion of the merger, it is anticipated that Company will change its name to Jamba, Inc. Because the Company will have no other operating business following the merger, Jamba Juice will effectively become a public company at the conclusion of the merger. Jamba Juice is headquartered in San Francisco, California. Jamba Juice as of April 4, 2006 has 325 company owned locations and 213 franchise locations operating in 24 states, the District of Columbia and the Bahamas.

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

Restatement of Financial Statements

We have restated our annual financial statements for the year ended December 31, 2005 to and for the interim period ended March 31 2006 to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the warrants to purchase common stock associated with the units sold at the initial public offering of the Company and (2) warrants to purchase common stock embedded in a option to purchase units consisting of one share and one warrant to purchase one additional share, issued to Broadband Capital in connection with the initial public offering. The Company had previously classified the value of these warrants to purchase common stock, when applicable, as equity. After further review, the Company has determined that these instruments should have been classified as derivative liabilities and therefore, the fair value of each instrument must be recorded as a derivative liability on the Company's balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in the Company’s statement of operations. At the date of the conversion of each respective instrument or portion thereof (or exercise of the options or warrants or portion thereof, as the case may be), the corresponding derivative liability will be reclassified as equity.

The accompanying financial statements for the year ended December 31, 2005 and three months ended March 31, 2006 have been restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the warrants for the period from inception to March 31, 2006 and the three months ended March 31, 2006 are summarized below. See Note 2 to our Financial Statements for an explanation of these restatements. The following table shows the net impact of the restatements on our net income.

Statement of Operations

	For the Period January 6, 2005 (inception) to March 31, 2006
	As Previously Reported	Adjustment	As Restated
Interest income	$2,354,877	$—	$2,354,877
Loss on derivative liabilities		(57,860,777)	(57,860,777)
Formation and operating cost	370,426		370,426
Interest expense	1,265		1,265
Income (loss) before income taxes	1,983,186	(57,860,777)	(55,877,591)
Provision for income taxes	124,313		124,313
Net Income (loss)	$1,858,873	$(57,860,777)	$(56,001,904)
Basic earnings (loss) per share	$0.13	$(4.15)	$(4.02)
Diluted earnings (loss) per share	$0.12	$(4.14)	$(4.02)
Basic weighted average shares outstanding	13,940,973		13,940,973
Diluted weighted average shares outstanding	16,086,105	(2,145,132)	13,940,973

	For the three months ended March 31, 2006
	As Previously Reported	Adjustment	As Restated
Interest income	$900,786	$—	$900,786
Loss on derivative liabilities		(59,985,397)	(59,985,397)
Formation and operating cost	173,812		173,812
Income (loss) before income taxes	726,974	(59,985,397)	(59,258,423)
Provision for income taxes	39,380		39,380
Net income (loss)	$687,594	$(59,985,397)	$(59,297,803)
Basic earnings (loss) per share	$0.03	$(2.85)	$(2.82)
Diluted earnings (loss) per share	$0.03	$(2.85)	$(2.82)
Basic weighted average shares outstanding	21,000,000	—	21,000,000
Diluted weighted average shares outstanding	24,884,014	(3,884,014)	21,000,000

Balance Sheet Impact

The following table sets forth the effects of the restatement adjustments on the Company’s consolidated balance sheet as of March 31, 2006:

	March 31, 2006		March 31, 2006
	As Previously Reported	Adjustment	(As Restated)
ASSETS
Current assets
Cash	$741,417	$—	$741,417
Prepaid expenses	55,126		55,126
Total current assets	796,543	—	796,543
Other assets
Cash held in trust	129,066,348		129,066,348
Deferred transaction costs	1,009,988	—	1,009,988
Total assets	$130,872,880	$—	$130,872,880
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$486,747	$—	$486,747
Accrued expenses	660,613	—	660,613
Derivative liabilities	—	73,972,500	73,972,500
Total current liabilities	1,147,360	73,972,500	75,119,860
Common stock, subject to possible redemption, 3,448,275 shares at redemption value	25,241,373		25,241,373
STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, authorized 1,000,000, none Issued
Common stock, $.001 par value, authorized 70,000,000 shares; issued and outstanding 21,000,000 shares (which includes the 3,448,275 shares subject to possible redemption)	21,000		21,000
Additional paid in capital	102,604,274	(16,111,723)	86,492,551
Equity accumulated during the development stage	1,858,873	(57,860.777)	(56,001,904)
Total stockholders' equity	104,484,147	(73,972,500)	30,511,647
Total liabilities and stockholders' equity	$130,872,880	$—	$130,872,880

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