Form 10-Q
period 2006-06-30
Services Acquisition Corp. International
filed 2006-08-09
CIK 1316898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
or

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

As of August 8, 2006, 21,000,000 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

SERVICES ACQUISITION CORP. INTERNATIONAL

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements.

SERVICES ACQUISITION CORP. INTERNATIONAL AND SUBSIDIARY
(a corporation in the development stage)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(unaudited)	(As Restated)
ASSETS
Current assets
Cash	$302,207	$976,915
Prepaid expenses and other assets	47,534	56,772
Total current assets	349,741	1,033,687
Other assets
Cash held in trust	130,131,537	128,174,091
Deferred transaction costs	1,566,138
Total assets	$132,047,416	$129,207,778
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$471,900	$54,919
Accrued expenses	945,804	114,933
Derivative liabilities	69,765,000	13,987,103
Total current liabilities	71,182,704	14,156,955
Common stock, subject to possible redemption, 3,448,275 shares at redemption value	25,241,373	25,241,373
Stockholders’ equity
Preferred stock, $.001 par value, authorized 1,000,000 shares; none issued
Common stock, $.001 par value, authorized 70,000,000 shares; issued and outstanding 21,000,000 shares (which includes the 3,448,275 shares subject to possible redemption)	21,000	21,000
Paid-in capital in excess of par	86,492,551	86,492,551
Equity accumulated during the development stage	(50,890,212)	3,295,899
Total stockholders’ equity	35,623,339	89,809,450
Total liabilities and stockholders’ equity	$132,047,416	$129,207,778

See accompanying notes to financial statements.

SERVICES ACQUISITION CORP. INTERNATIONAL AND SUBSIDIARY
(a corporation in the development stage)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six Months ended June 30, 2006	From inception to June 30, 2005	From inception to June 30, 2006
	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest and dividend income	$1,070,398	$—	$1,971,184	$—	$3,425,275
Gain (loss) from derivative liabilities	4,207,500	—	(55,777,897)	—	(53,653,277)
Formation and operating costs	107,849	966	281,661	966	478,275
Interest expense	—	1,103	—	1,103	1,265
Income (loss) before taxes	5,170,049	(2,069)	(54,088,374)	(2,069)	(50,707,542)
Provision for income taxes	58,357	—	97,737		182,670
Net income (loss)	$5,111,692	$(2,069)	$(54,186,111)	$(2,069)	$(50,890,212)
Weighted average shares outstanding:
Basic	21,000,000	3,750,000	21,000,000	3,532,897	15,636,647
Diluted	28,951,657	3,750,000	21,000,000	3,532,897	15,636,647
Net income (loss) per share, basic	$0.24	$(0.00)	$(2.58)	$(0.00)	$(3.25)
Net income (loss) per share, diluted	$0.18	$(0.00)	$(2.58)	$(0.00)	$(3.25)

See accompanying notes to financial statements.

SERVICES ACQUISITION CORP. INTERNATIONAL AND SUBSIDIARY
(a corporation in the development stage)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2006	From inception to June 30, 2005	From inception to June 30, 2006
	(unaudited)	(unaudited, As Restated)	(unaudited, As Restated)
Cash flows from operating activities
Net loss	$(54,186,111)	$(2,069)	$(50,890,212)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Derivative liabilities	55,777,897	—	53,653,277
Increase (decrease) in cash attributable to change in
Deferred transaction costs	(1,566,138)	—	(1,566,138)
Prepaid expenses	9,238	—	(47,534)
Accounts payable and accrued expenses	1,247,852	1,103	1,417,704
Net cash provided by (used in) operating activities	1,282,738	(966)	2,567,097
Cash flows from financing activities
Proceeds from note payable, stockholders	—	160,000	160,000
Payment of note payable, stockholders	—	—	(160,000)
Proceeds from sale of stock	—	29,179	29,179
Gross proceeds of public offering	—	—	120,000,000
Payments of costs of public offering	—	(176,734)	(9,082,632)
Gross proceeds of over-allotment option offering	—	—	18,000,000
Payments of costs of over-allotment option offering	—	—	(1,080,000)
Proceeds from issuance of option	—	—	100
Net cash provided by financing activities	—	12,445	127,866,647
Net cash used in investing activity, cash held in trust	(1,957,446)	—	(130,131,537)
Net (decrease) increase in cash	(674,708)	11,479	302,207
Cash, beginning of period	976,915	—	—
Cash, end of period	$302,207	$11,479	$302,207
Supplemental schedule of non-cash financing activities:
Accrual of offering costs	$1,173,793	73,750	$1,173,793

See accompanying notes to financial statements.

SERVICES ACQUISITION CORP. INTERNATIONAL AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of Services Acquisition Corp. International and its wholly owned subsidiary, JJC Acquisition Company, collectively (the ‘‘Company’’). The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2006 and for the period from January 6, 2005 (inception) to June 30, 2005 and 2006, respectively, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments necessary to present fairly the Company’s financial position as of June 30, 2006 and the results of its operations for the three and six months ended June 30, 2006, and for the period from January 6, 2005 (inception) to June 30, 2006 and 2005, respectively and cash flows for the six months ended June 30, 2006, and for the period from January 6, 2005 (inception) to June 30, 2005 and 2006, respectively. The results of operations for the three months ended June 30, 2006 and 2005, the six months ended June 30, 2006 and for the period from January 6, 2005 (inception) to June 30, 2005, are unaudited and are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company’s 2005 Form 10-K/A. The results of operations for the six months ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

1.       Nature of operations and summary of significant accounting policies

The Company was incorporated in Delaware on January 6, 2005 as a blank check company whose objective is to acquire through a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. The Company selected December 31 as its fiscal year end. On March 9, 2006, Services Acquisition Corp. International incorporated a wholly-owned subsidiary, JJ Acquisition Company (‘‘JJC’’). As of June 30, 2006, there are no assets or liabilities and there was no activity for JJC.

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

Upon the closing of the Offering, an amount of $126,720,000 was placed in a trust account at JP Morgan Chase NY Bank maintained by Continental Stock Transfer & Trust Company to be invested until the earlier of (i) the consummation of the Company’s first business combination or (ii) the liquidation of the Company. As of June 30, 2006, the balance in the trust account is $130,131,357. The remaining proceeds are available to the Company to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

With respect to the first business combination, which is approved and consummated, any Public Stockholder who voted against the business combination may demand that the Company redeem his or her shares. The per share redemption price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the business combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a business combination. Such Public Stockholders are entitled to receive their pro rata interest in the trust fund computed without regard to the shares held by Initial Stockholders. As of June 30, 2006, the pro rata interest in the trust fund was $7.54 per share.

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

The Company formed JJC Acquisition Company (a wholly owned subsidiary), a California corporation, on March 9, 2006 for the sole purpose of the acquisition of Jamba Juice Company, as described in Note 4 below. There is no assurance that the Company will be successful consummating this business combination or in finding and consummating another business combination. Therefore, there is a risk of substantial loss to the stockholders.

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

In September 2000, the Emerging Issues Task Force issued EITF 00-19, ‘‘Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock,’’

(‘‘EITF 00-19’’) which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, the 17,250,000 warrants issued to purchase common stock are separately accounted for as liabilities. The fair value of these warrants is shown on the Company’s balance sheet and the unrealized changes in the values of these derivatives are shown in the Company’s consolidated statement of operations as ‘‘Gain (loss) on derivative liabilities.’’ These warrants are freely traded on the American Stock Exchange, consequently, the fair value of these warrants is estimated as the market price of a warrant at each period end. To the extent that the market price increases or decreases, the Company’s derivative liability will also increase or decrease, impacting the Company’s consolidated statement of operations.

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

Statement of Financial Accounting Standard (‘‘SFAS’’) No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ as amended, requires all derivatives to be recorded on the balance sheet at fair value. Furthermore, paragraph 11(a) of SFAS No. 133 precludes contracts issued or held by a reporting entity that are both (1) indexed to its own stock and (2) classified as stockholders’ equity in its statement of financial position from being treated as derivative instruments. We have determined that the option to purchase 750,000 units, each unit consisting of one warrant and one share of common stock, is a derivative that also contains an embedded derivative. The option to purchase 750,000 shares of common stock and the warrant to purchase an additional 750,000 shares, the latter being the embedded derivative, are separately valued and accounted for on the Company’s balance sheet. While the warrant to purchase the additional 750,000 shares is indexed to the Company’s common stock, the fact that the shares underlying the warrants require future registration in accordance with the warrant agreement, requires the Company to classify these instruments as a liability in accordance with EITF 00-19, paragraph 14.

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

The Company performed a valuation of the option to purchase 750,000 units, and then allocated its fair value to its two components, the underlying 750,000 shares and the embedded warrant to purchase an additional 750,000 shares. The fair value at inception was calculated at $894,909, or $1.19 per unit, of which $653,186 was allocated to the purchase option of 750,000 shares and $241,723 was allocated to the warrants to purchase an additional 750,000 shares, according to their respective fair values.

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

In particular, the Company uses volatility rates based upon a sample of comparable companies in its industry, special purpose acquisition corporations. At the time a company to be acquired has been identified and agreements to acquire are in place, the volatility rates will be based on comparable companies to the acquired company. The Company uses a risk-free interest rate, which is the rate on U. S. Treasury instruments, for a security with a maturity that approximates the estimated remaining contractual life of the derivative. The volatility factor used in Black Scholes has a significant effect on the resulting valuation of the derivative liabilities on the Company’s balance sheet. The volatility for the calculation of the embedded derivatives was approximated at 41.4%, this volatility-rate will likely change in the future. The Company uses the closing market price of its common stock at the end of a quarter when a derivative is valued at fair value. The Company’s stock price will also change in the future. To the extent that the Company’s stock price increases or decreases, its derivative liabilities will also increase or decrease, absent any change in volatility rates and risk-free interest rates.

Income per Common Share

Basic earnings-per-share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, by application of the treasury stock method. During the six months ended June 30, 2006, the dilutive potential common shares were not included in the computation of diluted loss per share, because the inclusion of convertible warrants would be anti-dilutive or because the exercise prices were greater than the average market prices of the common shares. The dilutive impact of 6,830,604 shares and 3,699,376 shares from the 18,000,000 warrants outstanding with exercise prices ranging from $6.00 to $10.00 were not included in the computation of diluted loss per share in the six months ended June 30, 2006 and period from inception to June 30, 2006 and 2005, respectively, since their inclusion would be antidilutive.

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

2.       Deferred transaction costs

Deferred transaction costs consist principally of accounting fees, legal fees and other fees incurred through the balance sheet date that are related to the proposed private placement and the proposed acquisition discussed in Note 4. Deferred transaction costs related to the proposed acquisition will be charged to expense if the acquisition is not consummated or included in the allocation of purchase price should the transaction be consummated.

3.       Commitments and contingencies

The Company has agreed to pay up to $7,500 a month in total for office space and general and administrative expense to a related entity and two stockholders. Upon completion of a business combination or liquidation, the Company will no longer be required to pay these monthly fees. The monthly fee commenced on July 6, 2005.

The Company sold an option to purchase up to a total of 750,000 units to the representative of the underwriter for $100. The units issuable upon exercise of this option are identical to those offered by the Company in the Offering except that the warrants included in the option have an exercise price of $7.50 (125% of the exercise price of the warrants included in the units sold in the offering). This option is exercisable at $10.00 per unit commencing on the later of the consummation of a business combination and one year from the date of the Offering and expiring five years from the date of the Offering. The option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period following the date of the S-1 filing, or not before June 27, 2006. However, the option may be transferred to any underwriter and selected dealer participating in the Offering and their bona fide officers or partners.

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

4.       Proposed Acquisition

On March 10, 2006, the Company entered into an Agreement and Plan of Merger (‘‘Merger Agreement’’) with JJC Acquisition Company (‘‘JJC’’), a wholly-owned California corporate subsidiary of the Company, and Jamba Juice Company, a California corporation (‘‘Jamba Juice’’), pursuant to which JJC will merge into Jamba Juice and Jamba Juice will become a wholly-owned subsidiary of the Company. Following completion of the merger, it is anticipated that the Company will change its name to Jamba, Inc. Because the Company will have no other operating business following the merger, Jamba Juice will effectively become a public company at the conclusion of the merger. Jamba Juice is headquartered in San Francisco, California. Jamba Juice as of April 4, 2006 has 325 company owned locations and 213 franchise locations operating in 24 states, the District of Columbia and the Bahamas.

The Merger Agreement provides that at the closing of the merger, the Jamba Juice stockholders, subject to certain holdbacks and less (i) $16,000,000 for the assumption by the Company of Jamba

Juice’s line of credit and (ii) all third-party expenses incurred by Jamba Juice in connection with the merger, including without limitation, all legal, accounting, financial advisory, consulting and all other fees and expenses of third parties incurred by Jamba Juice in connection with the negotiation and completion of the Merger Agreement and the transactions contemplated thereby, will be paid an aggregate of $265,000,000, in cash, for all of the outstanding capital stock of Jamba Juice and the value of all shares of Jamba Juice capital stock issuable upon exercise of all ‘‘in-the-money’’ vested and unvested options and warrants of Jamba Juice, subject to the option holders and warrant holders, in certain instances, having the right to exchange their respective options and warrants into options and warrants of the Company, as further described below. A portion of the purchase price will be funded with cash currently being held in the trust fund established in connection with the Company’s initial public offering and the balance of the purchase price will be funded from the proceeds of a private placement financing, as discussed herein, that is expected to be completed simultaneously with the merger with Jamba Juice.

Also, as part of a private placement financing, on March 10, 2006 and March 15, 2006, the Company entered into Securities Purchase Agreements and Registration Rights Agreements, with prospective investors (including certain current Jamba Juice stockholders and board members) that collectively provide for the issuance, simultaneously with the closing of the merger, of approximately 30.9 million shares of the Company common stock, at a per share purchase price of $7.50, resulting in aggregate gross proceeds to the Company of approximately $231.6 million, which funds will be used to fund the merger consideration as well as additional working and expansion capital.

If the acquisition is not consummated, the $1,566,138 of deferred transaction costs, classified on the balance sheet as other assets, will be immediately expensed.

5.       Liquidity

The Company’s current cash position is approximately $300,000. The Company currently has outstanding payables, accrued expenses and liabilities of approximately $1.4 million. The Company’s short term liabilities exceed our available cash position by approximately $1.1 million.

In the event the business combination is not consummated within the agreed upon time period, the Company does not believe it will have sufficient available funds outside of the trust fund to operate through July 6, 2007. The Company has incurred approximately $1.2 million in expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of the business combination. The Company believes that it will likely be forced to liquidate should the business combination with Jamba Juice not be consummated.

6.       Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors.

7.       Subsequent events

On August 2, 2006, the Company entered into an amendment with Jamba Juice Company, a California corporation, to the previously announced Agreement and Plan of Merger (‘‘Agreement’’) among SACI, JJC Acquisition Company, a California corporation and a wholly-owned subsidiary of SACI and Jamba Juice Company dated as of March 10, 2006. The Agreement was amended such that the Agreement may be terminated by either SACI or Jamba Juice Company if the closing shall not have occurred by September 15, 2006.

In addition, in August 2006, SACI entered into amendments to the previously announced Securities Purchase Agreements dated as of March 10, 2006 and March 15, 2006, respectively. The Securities Purchase Agreements were amended such that the date by which the purchasers thereunder may terminate the agreements was extended until September 15, 2006.

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

The Merger Agreement also provides that if Jamba Juice terminates the Merger Agreement either because the board of directors of Jamba Juice recommends a superior Acquisition Proposal (as such term is defined in the Merger Agreement), the stockholders of Jamba Juice vote against the merger or the stockholders of Jamba Juice do not approve the merger by April 30, 2006, and within six months after the date of such termination, Jamba Juice either enters into a definitive agreement to consummate, or consummates any of the following transactions (whether in a single transaction or series of transactions) (i) a sale by Jamba Juice of all or substantially all of its assets or (ii) a sale of stock, merger, reorganization or other transaction that results in transfer of ownership of more than fifty percent of the capital stock of Jamba Juice outstanding on the date of termination of the merger agreement, then Jamba Juice shall promptly pay to the Company a fee in the amount of $10,000,000. The stockholders of Jamba Juice approved the merger prior to the April 30, 2006 deadline.

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

The obligations of the Company to consummate the merger are subject to closing conditions, including: (i) the Company stockholders shall have approved the transactions contemplated by the merger agreement and holders of not more than twenty percent (20%) of Company’s shares issued in the Company’s initial public offering and outstanding immediately before the closing shall have exercised their rights to convert their shares into a pro rata share of the trust fund rather than approve the merger; (ii) certain of the officers of Jamba Juice shall have entered into employment agreements; (iii) the Jamba Juice stockholders shall have approved (and have already approved) the transactions contemplated by the Merger Agreement; (iv) on or before April 30, 2006, all Jamba Juice warrants shall have either been amended in a manner reasonably acceptable to the Company or exercised (subject to the occurrence of the closing); (v) holders of no more than five percent (5%) of the shares of any class of securities of Jamba Juice outstanding immediately before the closing shall have taken action to exercise their appraisal rights pursuant to Section 1301 of the California General Corporations Law; (vi) no governmental entity shall have enacted, issued, promulgated, enforced or entered any statute, rule, regulation, executive order, decree, injunction or other order (whether temporary, preliminary or permanent) which has the effect of making the merger illegal or otherwise prohibiting consummation of the merger substantially on the terms contemplated by the merger agreement; and (vii) the absence of any action, suit or proceeding challenging or preventing the merger. The obligations of Jamba Juice to consummate the merger is subject to closing conditions similar to those of the Company, including conditions that in Company’s common stock will be listed for trading on the AMEX or similar exchange and there will be no action or proceeding pending or threatened against the Company to prohibit or terminate the listing of the Company common stock on the AMEX.

The Merger Agreement (as amended) may be terminated at any time prior to the closing, as follows: (i) by mutual written consent of the Company and Jamba Juice; (ii) by either Company or Jamba Juice if a governmental entity shall have issued an order, decree or ruling or taken any other action, in any case having the effect of permanently restraining, enjoining or otherwise prohibiting the merger, which order, decree, ruling or other action is final and nonappealable; (iii) by either the Company or Jamba Juice, if, at the Company special meeting, (including any adjournments thereof), the Merger Agreement and the transactions contemplated thereby shall fail to be approved and adopted by the affirmative vote of the holders of the Company common stock, or the holders of 20% or more of the number of shares of Company common stock issued in Company’s initial public offering and outstanding as of the record date exercise their rights to convert the shares of the Company common stock held by them into cash in accordance with Company’s certificate of incorporation; (iv) by either the Company or Jamba Juice if the closing has not occurred by September 15, 2006; or (v) subject to a 30-day cure period, by either Company or Jamba Juice if the other party has breached any of its covenants or representations and warranties in any material respect.

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

Comparison of Three Months Ended June 30, 2006 with Three Months Ended June 30, 2005

For the three months ended June 30, 2006, we had net income of approximately $5.1 million, derived from a $4.2 million gain from derivative liabilities resulting from a decrease in the fair market value of our warrants outstanding and from interest income less operating expenses and taxes, as compared to a loss of $2,000 derived from formation and operating costs for the same period the previous year. No interest income was generated in the three months ended June 30, 2005 since the proceeds from the offering were not received until July 6, 2005. Interest income is derived primarily from investment of our cash balances held in trust, which aggregated approximately $130.1 million at June 30, 2006. The cash balance held in trust is invested primarily in non-taxable securities and other investments.

Comparison of Six Months Ended June 30, 2006 with the period from inception to June 30, 2005

For the six months ended June 30, 2006, we had a net loss of approximately $54.2 million, derived from the loss on derivative liabilities resulting from an increase in the fair market value of our warrants outstanding, net of interest income less operating expenses and taxes, as compared to a loss of $2,000 derived primarily from formation and operating costs for the same period the previous year. No interest income was generated in the six months ended June 30, 2005 since the proceeds from the offering were not received until July 6, 2005. Interest income is derived primarily from investment of our cash balances held in trust, which aggregated approximately $130.1 million at June 30, 2006. The cash balance held in trust is invested primarily in non-taxable securities and other investments.

For the period from January 6, 2005 (inception) through June 30, 2006, we had a net loss of approximately $50.9 million, derived from the loss on derivative liabilities resulting from an increase in the fair market value of our warrants outstanding, net of interest income less operating expenses and taxes.

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

The Company’s current cash position is approximately $300,000. We have at this point outstanding payables, accrued expenses and liabilities of approximately $1.4 million. Our short term liabilities exceed our available cash position by approximately $1.1 million.

In the event the business combination is not consummated within the agreed upon time period, we do not believe we will have sufficient available funds outside of the trust fund to operate through July 6, 2007. We have incurred approximately $1.6 million in expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of the business combination. We believe that we will likely be forced to liquidate the Company should the business combination with Jamba Juice not be consummated.

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

Item 4.    Controls and Procedures.

Our management carried out an evaluation, with the participation of our chief executive officer (principal executive, financial, and accounting officer), of the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, our chief executive officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosures.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SERVICES ACQUISITION CORP. INTERNATIONAL
Date: August 9, 2006	By:	/s/ Steven R. Berrard
Steven R. Berrard
Chairman of the Board and Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer)