Form 10-Q
period 2006-09-30
Services Acquisition Corp. International
filed 2006-11-09
CIK 1316898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
or

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

(954) 713-1165
Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes         No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act),         Yes        No

As of November 8, 2006, 21,000,000 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

SERVICES ACQUISITION CORP. INTERNATIONAL

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements.

SERVICES ACQUISITION CORP. INTERNATIONAL AND SUBSIDIARY
(a corporation in the development stage)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(unaudited,)	(As Restated)
ASSETS
Current assets
Cash	$188,640	$976,915
Prepaid expenses and other assets	39,073	56,772
Total current assets	227,713	1,033,687
Other assets
Cash held in trust	131,238,861	128,174,091
Deferred transaction costs	1,674,405
Total assets	$133,140,979	$129,207,778
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$714,029	$54,919
Accrued expenses	911,973	114,933
Derivative liabilities	55,387,500	13,987,103
Total current liabilities	57,013,502	14,156,955
Common stock, subject to possible redemption, 3,448,275 shares at redemption value	25,241,373	25,241,373
Stockholders' equity
Preferred stock, $.001 par value, authorized 1,000,000 shares; none issued
Common stock, $.001 par value, authorized 70,000,000 shares; issued and outstanding 21,000,000 shares (which includes the 3,448,275 shares subject to possible redemption)	21,000	21,000
Paid-in capital in excess of par	86,492,551	86,492,551
Equity (deficit) accumulated during the development stage	(35,627,447)	3,295,899
Total stockholders' equity	50,886,104	89,809,450
Total liabilities and stockholders' equity	$133,140,979	$129,207,778

See accompanying notes to financial statements.

SERVICES ACQUISITION CORP. INTERNATIONAL AND SUBSIDIARY
(a corporation in the development stage)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine Months ended September 30, 2006	From inception to September 30, 2005	From inception to September 30, 2006
	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest and dividend income	$1,113,493	$614,883	$3,084,677	$614,883	$4,538,768
Gain (loss) from derivative liabilities	14,377,500	18,408	(41,400,397)	18,408	(39,275,777)
Formation and operating costs	182,017	53,951	463,678	54,917	660,292
Interest expense	—	162	—	1,265	1,265
Income (loss) before taxes	15,308,976	579,178	(38,779,398)	577,109	(35,398,566)
Provision for income taxes	46,211	—	143,948	—	228,881
Net income (loss)	$15,262,765	$579,178	$(38,923,346)	$577,109	$(35,627,447)
Weighted average shares outstanding:
Basic	21,000,000	20,038,043	21,000,000	9,883,134	16,445,546
Diluted	27,303,461	22,287,259	21,000,000	10,575,352	16,445,546
Net income (loss) per share, basic	$0.73	$0.03	$(1.85)	$	$(2.17)
Net income (loss) per share, diluted	$0.56	$0.03	$(1.85)	$0.05	$(2.17)

See accompanying notes to financial statements.

SERVICES ACQUISITION CORP. INTERNATIONAL AND SUBSIDIARY
(a corporation in the development stage)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2006	From inception to September 30, 2005	From inception to September 30, 2006
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities
Net income (loss)	$(39,923,346)	$577,109	$(35,627,447)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (gain) from derivative liabilities	41,400,397	(18,408)	39,275,777
Increase (decrease) in cash attributable to change in
Prepaid expenses	17,699	(86,866)	(39,073)
Accounts Payable	659,110	—	660,344
Accrued expenses	797,040	109,325	965,658
Net cash provided by operating activities	3,950,900	581,160	5,235,259
Net cash used in investing activity, cash held in trust	(3,064,770)	(127,334,883)	(131,238,861)
Cash flows from financing activities
Proceeds from note payable, stockholders	—	—	160,000
Payment of note payable, stockholders	—	—	(160,000)
Proceeds from sale of stock	—	29,179	29,179
Gross proceeds of public offering	—	120,000,000	120,000,000
Payments of costs of public offering	—	(9,081,799)	(9,082,632)
Gross proceeds of over-allotment option offering	—	18,000,000	18,000,000
Payments of costs of over-allotment option offering	—	(1,080,000)	(1,080,000)
Proceeds from issuance of option	—	100	100
Deferred transaction costs	(1,674,405)	—	(1,674,405)
Net cash provided by financing activities	(1,674,405)	127,867,480	126,192,242
Net (decrease) increase in cash	(788,275)	—	188,640
Cash, beginning of period	976,915	—	—
Cash, end of period	$188,640	$1,113,757	$188,640
Supplemental schedule of non-cash financing activities:
Accrual of offering costs	$1,674,405	$—	$1,674,405
Cash paid for taxes	$124,933	—	$124,933

See accompanying notes to financial statements.

SERVICES ACQUISITION CORP. INTERNATIONAL AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of Services Acquisition Corp. International and its wholly owned subsidiary, JJC Acquisition Company, collectively (the ‘‘Company’’). The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2006 and for the period from January 6, 2005 (inception) to September 30, 2005 and 2006, respectively, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments necessary to present fairly the Company's financial position as of September 30, 2006 and the results of its operations for the three and nine months ended September 30, 2006, and for the period from January 6, 2005 (inception) to September 30, 2006 and 2005, respectively and cash flows for the nine months ended September 30, 2006, and for the period from January 6, 2005 (inception) to September 30, 2005 and 2006, respectively. The results of operations for the three months ended September 30, 2006 and 2005, the nine months ended September 30, 2006 and for the period from January 6, 2005 (inception) to September 30, 2005 and 2006, are unaudited and are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company's 2005 Form 10-K/A. The results of operations for the nine months ended September 30, 2006, are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

1.	Nature of operations and summary of significant accounting policies

The Company was incorporated in Delaware on January 6, 2005 as a blank check company whose objective is to acquire through a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. The Company selected December 31 as its fiscal year end. On March 9, 2006, Services Acquisition Corp. International incorporated a wholly-owned subsidiary, JJC Acquisition Company (‘‘JJC’’). As of September 30, 2006, there are no assets or liabilities and there was no activity for JJC.

The registration statement for the Company's initial public offering (the ‘‘Offering’’) was declared effective June 29, 2005. The Company consummated the offering on July 6, 2005 and received net proceeds of approximately $110,917,000 and executed the over-allotment option offering on July 7, 2005 and received net proceeds of approximately $16,920,000. The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating company. As used herein, a ‘‘target business’’ shall include an operating business that provides services and a ‘‘business combination’’ shall mean the acquisition by the Company of such a target business.

Upon the closing of the Offering, an amount of $126,720,000 was placed in a trust account at JP Morgan Chase NY Bank maintained by Continental Stock Transfer & Trust Company to be invested until the earlier of (i) the consummation of the Company's first business combination or (ii) the liquidation of the Company. As of September 30, 2006, the balance in the trust account is $131,239,176. The remaining proceeds are available to the Company to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders prior to the Offering, vote against the business combination, the business combination will not be consummated. All of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company (‘‘Initial Stockholders’’), have agreed to vote their 3,750,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (‘‘Public Stockholders’’) with respect to any business combination. After consummation of the Company's first business combination, none of these voting safeguards will be applicable.

With respect to the first business combination, which is approved and consummated, any Public Stockholder who voted against the business combination may demand that the Company redeem his or her shares. The per share redemption price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the business combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a business combination. Such Public Stockholders are entitled to receive their pro rata interest in the trust fund computed without regard to the shares held by Initial Stockholders. As of September 30, 2006, the pro rata interest in the trust fund was $7.61 per share.

The Company's Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a business combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering, if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including trust fund assets) will be less than the offering price per share in the Offering.

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

Accounting for Warrants and Derivative Instruments

On July 6, 2005, the Company consummated its initial public offering of 15,000,000 units. On July 7, 2005, the Company consummated the closing of an additional 2,250,000 units that were subject to the underwriters' over-allotment option. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from the Company one share of its common stock at an exercise price of $6.00.

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

In September 2000, the Emerging Issues Task Force issued EITF 00-19, ‘‘Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock,’’ (‘‘EITF 00-19’’) which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, the 17,250,000 warrants issued to purchase common stock are separately accounted for as liabilities. The fair value of these warrants is shown on the Company's balance sheet and the unrealized changes in the values of these derivatives are shown in the Company's consolidated statement of operations as ‘‘Gain (loss) on derivative liabilities.’’ These warrants are freely traded on the American Stock Exchange, consequently, the fair value of these warrants is estimated as the market price of a warrant at each period end. To the extent that the market price increases or decreases, the Company's derivative liability will also increase or decrease, impacting the Company's consolidated statement of operations.

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

The Company uses the Black Scholes Pricing Model to determine fair values of the purchase option and the embedded derivative. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, market prices and volatilities. Selection of these inputs involves management’s judgment and may impact net income.

In particular, the Company uses volatility rates based upon a sample of comparable companies in its industry, special purpose acquisition corporations. At the time a company to be acquired has been identified and agreements to acquire are in place, the volatility rates will be based on comparable companies to the acquired company. The Company uses a risk-free interest rate, which is the rate on U. S. Treasury instruments, for a security with a maturity that approximates the estimated remaining contractual life of the derivative. The volatility factor used in Black Scholes has a significant effect on the resulting valuation of the derivative liabilities on the Company’s balance sheet. The volatility index used in the calculations was derived from the volatility in the daily prices of comparable companies during the period of time equal in length to the term of the option through the balance sheet date. The volatility indexes used for the calculations in 2006 were between 44.0% and 53.7%, however, since the resulting valuation was lower than the relative fair value, SACI used the relative fair value. The Company uses the difference between the closing market price of its common stock and the exercise price of the derivative at the end of a quarter when a derivative is valued at relative fair value. The Company’s stock price and volatility estimates will likely change in the future, and will therefore affect the derivative liabilities recorded. To the extent that the Company’s stock price increases or decreases, its derivative liabilities will also increase or decrease, absent any change in volatility rates and risk-free interest rates.

Income per Common Share

Basic earnings-per-share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, by application of the treasury stock method. During the nine months ended September 30, 2006, the dilutive potential common shares were not included in the computation of diluted loss per share, because the inclusion of convertible warrants would be anti-dilutive or because the exercise prices were greater than the average market prices of the common shares. The dilutive impact of 6,646,007 shares and 4,196,229 shares from the 18,000,000 warrants outstanding with exercise prices ranging from $6.00 to $10.00 were not included in the computation of diluted loss per share in the nine months ended September 30, 2006 and period from inception to September 30, 2006, respectively, since their inclusion would be antidilutive.

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

The Company engaged Broadband Capital Management LLC to act as the representative of the underwriters, on a non-exclusive basis, as our agent for the solicitation of the exercise of the warrants. To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the Securities and Exchange Commission, the Company has agreed to pay the representative for bona fide services rendered a commission equal to 5% of the exercise price for each warrant exercised after June 29, 2006 if the exercise was solicited by the underwriters. In addition to soliciting, either orally or in writing, the exercise of the warrants, the representative's services may also include disseminating information, either orally or in writing, to warrant holders about us or the market for our securities, and assisting in the processing of the exercise of the warrants. No compensation will be paid to the representative upon the exercise of the warrants if:

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

On March 10, 2006, the Company entered into an Agreement and Plan of Merger (‘‘Merger Agreement’’), as amended, with JJC Acquisition Company (‘‘JJC’’), a wholly-owned California corporate subsidiary of the Company, and Jamba Juice Company, a California corporation (‘‘Jamba Juice’’), pursuant to which JJC will merge into Jamba Juice and Jamba Juice will become a wholly-owned subsidiary of the Company. Following completion of the merger, it is anticipated that the Company will change its name to Jamba, Inc. Because the Company will have no other operating business following the merger, Jamba Juice will effectively become a public company at the conclusion of the merger. Jamba Juice is headquartered in San Francisco, California. Jamba Juice had 342 company owned locations and 217 franchise locations operating in 23 states, the District of Columbia and the Bahamas as of June 27, 2006. The Merger Agreement was amended on each of August 2, 2006, August 29, 2006 and November 6, to, among other things, extend the termination date thereunder to December 8, 2006.

The Merger Agreement, as amended, provides that at the closing of the merger, the Jamba Juice stockholders, subject to certain holdbacks and less (i) $16,000,000 for the assumption by the Company of Jamba Juice's line of credit and (ii) $3,425,000 for a portion of third-party expenses incurred by Jamba Juice in connection with the merger, including without limitation, all legal, accounting, financial advisory, consulting and all other fees and expenses of third parties incurred by Jamba Juice in connection with the negotiation and completion of the Merger Agreement and the transactions contemplated thereby, will be paid an aggregate of approximately $265,000,000, in cash, for all of the outstanding capital stock of Jamba Juice and the value of all shares of Jamba Juice capital stock issuable upon exercise of all ‘‘in-the-money’’ vested and unvested options and warrants of Jamba Juice, subject to the option holders and warrant holders, in certain instances, having the right to exchange their respective options and warrants into options and warrants of the Company, as further described below. A portion of the purchase price will be funded with cash currently being held in the trust fund established in connection with the Company's initial public offering and the balance of the purchase price will be funded from the proceeds of a private placement financing, as discussed herein, that is expected to be completed simultaneously with the merger with Jamba Juice.

Also, as part of a private placement financing, on March 10, 2006 and March 15, 2006, the Company entered into Securities Purchase Agreements and Registration Rights Agreements, as amended, with prospective investors (including certain current Jamba Juice stockholders and board members) that collectively provide for the issuance, simultaneously with the closing of the merger, of approximately 30.9 million shares of the Company common stock, at a per share purchase price of $7.50, resulting in aggregate gross proceeds to the Company of approximately $231.6 million, which funds will be used to fund the merger consideration as well as additional working and expansion capital.

If the acquisition is not consummated, the $1,674,405 of deferred transaction costs, classified on the balance sheet as other assets, will be immediately expensed.

On November 8, 2006, the Company mailed the definitive proxy statement with respect to the approval of the acquisition of Jamba Juice Company and other related items in anticipation of the stockholder meeting scheduled to be held on November 28, 2006.

5.	Liquidity

The Company's current cash position is approximately $188,000. The Company currently has outstanding payables, accrued expenses and liabilities of approximately $1.6 million, exclusive of $55.4 million in derivative liabilities. The Company's short term liabilities exceed our available cash position by approximately $1.4 million.

In the event the business combination is not consummated within the agreed upon time period, the Company does not believe it will have sufficient available funds outside of the trust fund to operate through July 6, 2007. The Company has incurred approximately $1.7 million in expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of the business combination. The Company believes that it will likely be forced to liquidate should the business combination with Jamba Juice not be consummated.

6.	Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The forward-looking statements are and will be based upon our management's then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. By their nature, all forward-looking statements involve risks and uncertainties. Actual results, expenses, cash flows, financial condition, and net income, as well as factors such as our capability in identifying a target business and be able to consummate the merger transaction may differ materially from those contemplated by the forward-looking statements or those currently being experienced by the Company for a number of reasons.

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

Developments in Finding a Suitable Business Target

On March 10, 2006, the Company entered into an Agreement and Plan of Merger (‘‘Merger Agreement’’), as amended, with JJC Acquisition Company (‘‘JJC’’), a wholly-owned California corporate subsidiary of Company, and Jamba Juice Company, a California corporation (‘‘Jamba Juice’’), pursuant to which JJC will merge into Jamba Juice and Jamba Juice will become a wholly-owned subsidiary of Company. Following completion of the merger, it is anticipated that Company will change its name to Jamba, Inc. Because the Company will have no other operating business following the merger, Jamba Juice will effectively become a public company at the conclusion of the merger. Jamba Juice is headquartered in San Francisco, California. Jamba Juice as of June 27, 2006 has 342 company owned locations and 217 franchise locations operating in 23 states, the District of Columbia and the Bahamas. The Merger Agreement was amended on each of August 2, 2006, August 29, 2006 and November 6, 2006 to, among other things, extend the termination date thereunder to December 8, 2006.

The Merger Agreement, as amended provides that at the closing of the merger, the Jamba Juice stockholders, subject to certain holdbacks and less (i) $16,000,000 for the assumption by the Company of Jamba Juice's line of credit and (ii) $3,425,000 for a portion of third-party and expenses incurred by Jamba Juice in connection with the merger, including without limitation, all legal, accounting, financial advisory, consulting and all other fees and expenses of third parties incurred by Jamba Juice in connection with the negotiation and completion of the Merger Agreement and the transactions contemplated thereby, will be paid an aggregate of approximately $265,000,000, in cash, for all of the outstanding capital stock of Jamba Juice and the value of all shares of Jamba Juice capital stock issuable upon exercise of all ‘‘in-the-money’’ vested and unvested options and warrants of Jamba Juice, subject to the option holders and warrant holders, in certain instances, having the right to exchange their respective options and warrants into options and warrants of the Company, as further described below. A portion of the purchase price will be funded with cash currently being held in the trust fund established in connection with the Company's initial public offering and the balance of the purchase price will be funded from the proceeds of a private placement financing, as discussed herein, that is expected to be completed simultaneously with the merger with Jamba Juice.

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

The Company and Jamba Juice have each agreed to continue to operate their respective businesses in the ordinary course prior to the closing of the merger and additional material covenants include that (i) each party shall obtain all necessary approvals, including stockholder and governmental approvals; (ii) each party shall protect confidential information and maintain the confidentiality of the other's proprietary information; and (iii) until termination of the Merger Agreement (except as discussed below), not to solicit or accept an alternative Acquisition Proposal, as such term is defined in the Merger Agreement.

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

At the effective time of the merger, Jamba Juice's obligations with respect to each outstanding unvested option, unexercised vested option and unexercised warrant (if amended in a manner reasonably acceptable to the Company) will be assumed by the Company, and the Company shall thereafter be obligated to issue Company common stock upon the exercise thereof. Each Jamba Juice option assumed by the Company shall be re-issued so that the option holder will retain the same as percentage discount the holder has compared to the Company's shares fair value at the time of closing, considering exercise price of the option and the fair value of Jamba Juice's shares at $6.03 per share. Furthermore, the total bargain purchase element will remain the same by adjusting the number of options the holder will receive.

The Merger Agreement (as amended) provides for indemnification of the Company with an escrow arrangement. As the sole remedy for Jamba Juice's indemnity obligations set forth in the Merger Agreement, at the closing the parties shall deposit $19,875,000 in cash, otherwise payable to Jamba Juice's stockholders, to be held until July 31, 2007, all in accordance with the terms and conditions of an escrow agreement to be entered into at the closing between the Company, a representative of the Jamba Juice stockholders (who shall be designated by Jamba Juice prior to the closing) and Continental Stock Transfer and Trust Company. The terms of such escrow provides that, depending on the amount of any paid claims, pending claims or claims that have not been applied against a $2,000,000 basket, (i) 60% of the original escrow amount shall be released to the Jamba Juice stockholders on January 31, 2007, (ii) 20% of the original escrow amount shall be released to the Jamba Juice stockholders on April 30, 2007, and (iii) the last 20% of the original escrow amount shall be released to the Jamba Juice stockholders on July 31, 2007.

The obligations of the Company to consummate the merger are subject to closing conditions, including: (i) the Company stockholders shall have approved the transactions contemplated by the merger agreement and holders of not more than twenty percent (20%) of Company's shares issued in the Company's initial public offering and outstanding immediately before the closing shall have exercised their rights to convert their shares into a pro rata share of the trust fund rather than approve the merger; (ii) certain of the officers of Jamba Juice shall have entered into employment agreements; (iii) the Jamba Juice stockholders shall have approved (and have already approved) the transactions contemplated by the Merger Agreement; (iv) on or before April 30, 2006, all Jamba Juice warrants shall have either been amended in a manner reasonably acceptable to the Company or exercised (subject to the occurrence of the closing); (v) holders of no more than five percent (5%) of the shares of any class of securities of Jamba Juice outstanding immediately before the closing shall have taken action to exercise their appraisal rights pursuant to Section 1301 of the California General Corporations Law; (vi) no governmental entity shall have enacted, issued, promulgated, enforced or entered any statute, rule, regulation, executive order, decree, injunction or other order (whether temporary, preliminary or permanent) which has the effect of making the merger illegal or otherwise prohibiting consummation of the merger substantially on the terms contemplated by the merger agreement; and (vii) the absence of any action, suit or proceeding challenging or preventing the merger. The obligations of Jamba Juice to consummate the merger is subject to closing conditions similar to those of the Company, including conditions that in Company's common stock will be listed for trading on the AMEX or similar exchange and there will be no action or proceeding pending or threatened against the Company to prohibit or terminate the listing of the Company common stock on the AMEX.

The Merger Agreement (as amended) may be terminated at any time prior to the closing, as follows: (i) by mutual written consent of the Company and Jamba Juice; (ii) by either Company or Jamba Juice if a governmental entity shall have issued an order, decree or ruling or taken any other action, in any case having the effect of permanently restraining, enjoining or otherwise prohibiting the merger, which order, decree, ruling or other action is final and nonappealable; (iii) by either the Company or Jamba Juice, if, at the Company special meeting, (including any adjournments thereof), the Merger Agreement and the transactions contemplated thereby shall fail to be approved and adopted by the affirmative vote of the holders of the Company common stock, or the holders of 20% or more of the number of shares of Company common stock issued in Company's initial public offering and outstanding as of the record date exercise their rights to convert the shares of the Company common stock held by them into cash in accordance with Company's certificate of incorporation; (iv) by either the Company or Jamba Juice if the closing has not occurred by

November 17, 2006; or (v) subject to a 30-day cure period, by either Company or Jamba Juice if the other party has breached any of its covenants or representations and warranties in any material respect.

Also, as part of a private placement financing, on March 10, 2006 and March 15, 2006, Company entered into Securities Purchase Agreements and Registration Rights Agreements, as amended, with prospective investors (including certain current Jamba Juice stockholders and board members) that collectively provide for the issuance, simultaneously with the closing of the merger, of approximately 30.9 million shares of the Company common stock, at a per share purchase price of $7.50, resulting in aggregate gross proceeds to the Company of approximately $231.6 million, which funds will be used to fund the merger consideration as well as additional working and expansion capital.

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

On November 8, 2006, the Company mailed the definitive proxy statement with respect to the approval of the acquisition of Jamba Juice Company and other related items in anticipation of the stockholder meeting scheduled to be held on November 28, 2006.

Comparison of Three Months Ended September 30, 2006 with Three Months Ended September 30, 2005

For the three months ended September 30, 2006, we had net income of approximately $15.3 million, derived from a $14.4 million gain from derivative liabilities resulting from a decrease in the fair market value of our warrants outstanding and from interest income less operating expenses and taxes, as compared to net income of $579,000 derived from interest income, net of formation and operating costs for the three months ended September 30, 2005. Since the proceeds from the offering were not received until July 6, 2005, interest income of $615,000 during the three months ended September 20, 2005 was lower than in the comparable period of 2006 at $1.1 million Interest income is derived primarily from investment of our cash balances held in trust, which aggregated approximately $131.2 million at September 30, 2006. The cash balance held in trust is invested primarily in non-taxable securities and other investments.

Comparison of Nine Months Ended September 30, 2006 with the period from inception to September 30, 2005

For the nine months ended September 30, 2006, we had a net loss of approximately $39.9 million, derived from the loss on derivative liabilities resulting from an increase in the fair market value of our warrants outstanding, net of interest income less operating expenses and taxes, as compared to net income of $577,000 derived primarily from $615,000 million in interest income net of formation and operating costs for the period from inception to September 30, 2005. Since the proceeds from the offering were not received until July 6, 2005, interest income during the nine months ended September 20, 2005 of $615,000 was lower than in the comparable period of 2006 at $3.1 million.

Interest income is derived primarily from investment of our cash balances held in trust, which aggregated approximately $131.2 million at September 30, 2006. The cash balance held in trust is invested primarily in non-taxable securities and other investments.

For the period from January 6, 2005 (inception) through September 30, 2006, we had a net loss of approximately $35.6 million, derived primarily from the loss on derivative liabilities of $39.3 million resulting from an increase in the fair market value of our warrants outstanding, net of interest income of $4.5 less operating expenses and taxes aggregating approximately $890,000.

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

The Company's current cash position is approximately $188,000. We have at this point outstanding payables, accrued expenses and liabilities of approximately $1.6 million, net of derivative liabilities aggregating $55.4 million. Our short term liabilities exceed our available cash position by approximately $1.4 million.

In the event the business combination is not consummated within the agreed upon time period, we do not believe we will have sufficient available funds outside of the trust fund to operate through July 6, 2007. We have incurred approximately $1.8 million in expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of the business combination. We believe that we will likely be forced to liquidate the Company should the business combination with Jamba Juice not be consummated.

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

One of the investors in the private placement, Berrard Holding Limited Partnership, of which Steven R. Berrard, a current director and the Chief Executive Officer of the Company is the

President, is investing $400,000. In addition, a family member of I. Steven Edelson, the Company's Vice Chairman and Vice President, has committed to investing $50,000 in the private placement financing.

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

Item 4.    Controls and Procedures.

Our management carried out an evaluation, with the participation of our chief executive officer (principal executive, financial, and accounting officer), of the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, our chief executive officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosures.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SERVICES ACQUISITION CORP. INTERNATIONAL
Date: November 9, 2006	By:	/s/ Steven R. Berrard
Steven R. Berrard Chairman of the Board and Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer)