Form 10-K
period 2007-01-09
JAMBA, INC.
filed 2007-04-02
CIK 1316898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 9, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Jamba, Inc.

(Exact name of registrant as specified in its charter)

Delaware	001-32552	20-2122262
(State or other jurisdiction of incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)

1700 17th Street, San Francisco, California 94103

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (415) 865-1100

Securities registered pursuant to Section 12(b) of the Act:

Units, consisting of one share of Common Stock, par value $0.001 per share, and one Common Stock Purchase Warrant	The NASDAQ Stock Market LLC
Common Stock, par value $.001 per share	The NASDAQ Stock Market LLC
Common Stock Purchase Warrants	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant as of June 30, 2006 was $140,916,065.40 (based upon the closing sales price of registrant’s common stock on such date). For purposes of this disclosure, shares of common stock held by persons who held more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock of Jamba, Inc. issued and outstanding as of March 28, 2007 was 52,019,116.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended January 9, 2007, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

JAMBA, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JANUARY 9, 2007

Special Note Regarding Forward-Looking Statements

We believe that some of the information in this document constitutes forward-looking statements. You can identify these statements by forward-looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intends,” and “continue” or similar words. You should read statements that contain these words carefully because they:

•	discuss future expectations;

•	contain projections of future results of operations or financial condition; or

•	state other “forward-looking” information.

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors and cautionary language discussed in this document provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in the forward-looking statements, including among other things:

•	changing interpretations of generally accepted accounting principles;

•	outcomes of government reviews, inquiries, investigations and related litigation;

•	continued compliance with government regulations;

•	legislation or regulatory environments, requirements or changes adversely affecting the businesses in which we are engaged;

•	statements about industry trends;

•	general economic conditions; and

•	geopolitical events and regulatory changes.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document.

All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

Fiscal Year

As used herein, unless the context otherwise requires, Jamba, Inc., the registrant, together with Jamba Juice Company are referred to in this Form 10-K annual report (“Form 10-K”) as the “Company,” “we,” “us” and “our.” References herein to fiscal 2005 and fiscal 2006 of Jamba, Inc. mean the period from January 6, 2005 (inception) to December 31, 2005 and the fiscal year from January 11, 2006 to January 9, 2007, respectively. References herein to fiscal 2004, fiscal 2005 and fiscal 2006 of Jamba Juice Company mean the fiscal years ended June 29, 2004, June 28, 2005 and June 27, 2006, respectively, prior to the acquisition.

PART I

ITEM 1.	BUSINESS

Background of Jamba, Inc.

Jamba, Inc. (the “Company”) was incorporated in Delaware as Services Acquisition Corp. International, a blank check company formed to serve as a vehicle for the acquisition of a then unidentified operating business on January 6, 2005. On July 6, 2005, we consummated our initial public offering, and on March 10, 2006, entered into an Agreement and Plan of Merger with Jamba Juice Company. Upon the completion of our merger with Jamba Juice Company (the “Merger”) on November 29, 2006, we changed our name to Jamba, Inc. Upon the completion of the Merger, Jamba Juice Company, the leading retailer of premium quality blended-to-order fruit smoothies, squeezed-to-order juices, blended beverages and healthy snacks, became a wholly owned subsidiary of the Company.

Jamba Juice Company was originally founded as Juice Club and opened its first store in San Luis Obispo, California in April 1990. Jamba Juice Company opened its second and third stores in Northern and Southern California as franchises in 1993. In 1994, management decided that an expansion strategy focusing on company-owned stores would provide a greater degree of quality and operating control. To gain significant scale and pursue its aggressive expansion strategy, in March 1999, Jamba Juice Company merged with Zuka Juice Inc. (“Zuka Juice”), a smoothie retail chain that owned or franchised 98 smoothie retail units in the Western United States. As a result of such merger, Zuka Juice-owned stores were converted to Jamba Juice company owned and operated stores and those stores that were franchises of Zuka Juice were converted to franchises of Jamba Juice Company.

Business Concept and Strategy

Our goal is to become the leading retailer and brand of healthy blended beverages, juices and healthy snacks in our target market. To achieve our objective, we follow a business strategy focused on our brand, our business and our culture. The Jamba brand communicates the passion and positive energy of the Jamba Juice experience. The Jamba business strives towards improved unit economics, leveraging of our infrastructure, and expanding store locations in existing markets and opening stores in select new markets. The Jamba culture is a unique set of core values and actions that manifests itself in team members executing at high levels while expressing their passion for the brand.

Menu Overview

We provide a range of blended beverages and healthy snacks in our stores that are relevant throughout the day, including:

Jamba Smoothies: Made with real fruit and fruit juices, these natural, freshly blended-to-order fruit smoothies provide 5 servings of fruit in the Original size. Our smoothies contain Vitamin C, Vitamin A, calcium, fiber and potassium and are available in three sizes, Sixteen (16 oz.), Original (24 oz.) and Power (30 oz). Smoothies represent over 85% of our revenue.

Jamba Boosts: To supplement the natural nutrients in our smoothies, Jamba Boosts are a selection of high-quality, blended vitamin, mineral, and herbal dietary supplements designed to give the mind and body a nutritious boost. A complimentary Boost is offered with each Jamba smoothie.

Fresh Squeezed Jamba Juices: We offer a line-up of fresh squeezed juices, including orange, carrot, wheatgrass, lemonade, and juice combinations such as the Vibrant-C, a blend of fresh orange juice, pineapple juice, bananas, and botanicals loaded with 1,470% Daily Value of Vitamin C in an Original size.

Jamba Breads, Jamba Pretzels and packaged snacks: Most of our locations offer a combination of breads, pretzels and packaged snacks. Each of these items is made only with natural ingredients and offers customers a complement to Jamba smoothies and juices.

Jamba Merchandise: Most of our stores carry a limited supply of related merchandise, including books and smallwares. This is not a core component of revenue but contributes to the overall store experience.

Jamba Juice Stores

We have grown our concept and brand through company owned and operated stores (“Company Stores”) and franchise locations (“Franchise Stores”). As of January 9, 2007, there were 595 Jamba Juice locations consisting of 373 Company Stores and 222 Franchise Stores operating in 23 states, the District of Columbia and the Bahamas. Except for the single Bahamas franchise location, we have no other international locations. Of the 595 locations, 329 are located in California, of which 272 are Company Stores. We lease the real estate for all of our Company Stores.

Company Stores

We generally characterize our stores as either “traditional” or “non-traditional” locations. Traditional locations are characterized as a business premise that exists primarily as a Jamba Juice store, excluding any non-traditional location. Traditional stores average approximately 1,400 square feet in size and are designed to be fun, friendly, energetic, and colorful to represent the active, healthy lifestyle that we promote. These stores are located either in major urban centers or in suburban strip mall centers. As of January 9, 2007, there were 512 traditional Jamba Juice store locations.

Non-traditional locations are characterized as a Jamba Juice store located within another primary business or in conjunction with other businesses or at institutional settings such as colleges and universities, schools, shopping malls, supermarkets and airports. As of January 9, 2007, there were 83 non-traditional Jamba Juice store locations.

All Jamba Juice stores are designed to provide a highly interactive Jamba experience to attract customers, including the enticing aroma of fresh fruit, vegetables, and wheatgrass, the high-energy sounds of whirring blenders, and team members calling out greetings. The construction and color scheme employed at the stores provide a bright and cheerful “marketplace” theme with colors that embody our commitment to fresh and healthy juices, smoothies, and other energizing products. Additionally, stores focus on the “theater” aspect of smoothie making by providing an environment in which all food preparation is conducted behind glass and in the open for customers to watch as the juices and smoothies are made with all-natural ingredients. The layout offers a casual bar-type atmosphere using interior stools and exterior tables and chairs. Glass cases display baked goods and shelving in front of cash registers and allow for the sale of prepackaged healthy snack items.

Our typical costs to construct a Company Store range from approximately $300,000 to over $500,000 in major metropolitan areas such as New York, but range from approximately $300,000 to $450,000 outside of such major metropolitan areas.

Franchise Stores

Our franchising program is currently conducted via (i) traditional store venues such as single store franchises to a franchisee, (ii) franchises granted for non-traditional store venues and (iii) exclusive multi-unit license agreements in which the franchisee develops and operates a specified number of stores within a specified period of time within a specified geographic area, which we call area development agreements.

Our current franchise agreement provides for a 10-year term. The agreement is renewable for an additional 10-year term, subject to various conditions and state law. The royalty rate is typically 5% of revenue, with franchisees required to contribute up to an additional 4% of revenue (2% for a non-traditional store) to a company-administered marketing fund. At the present time, we are only charging 2% of revenue as the marketing contribution for both of our traditional and non-traditional franchisees. There is typically a one-mile geographic radius restriction for traditional stores in non-downtown areas.

Franchisees typically pay an initial fee ranging from $15,000 for non-traditional store locations to $25,000 for traditional store locations. We do not provide financing to our franchisees. However, we may consider a joint venture investment in certain circumstances. Franchisees are obligated to finance their own build-out of the store location according to our specifications.

Area Development Agreements

As of January 9, 2007, we had three multi-unit area developers who have the right to develop additional franchise stores pursuant to multi-unit license agreements. The exclusive territories covered by these three multi-unit area license agreements are (i) the Hawaiian Islands, (ii) parts of Texas, Kansas, Missouri and (iii) parts of Northern California. Generally, a franchise agreement is entered into with each area developer with regard to each store opened under a multi-unit license agreement. These franchise agreements are generally the same as those entered into with franchisees who are not area developers. Even after a multi-unit license agreement expires or is terminated, the area developer continues to operate the opened stores under each store’s respective franchise agreement, including in most cases its contractually provided exclusive geographic radius restriction, which is typically one-mile. As of January 9, 2007, there were 114 stores operating under the three current and three expired or terminated multi-unit license agreements.

As of January 9, 2007, two of the three multi-unit area developers had contractual commitments to open new franchise stores in their respective territories. Specifically, the area developer in parts of Northern California must open 4 new stores by December 31, 2008 and the area developer in parts of Texas, Kansas and Missouri must open 17 new stores by May 6, 2010. Multi-unit area development agreements can be deemed to be null and void if the terms of the agreement are not fulfilled. The foregoing development dates coincide with the expiration dates of the two respective multi-unit area license agreements. Although the multi-unit developer for the Hawaiian Islands has satisfied its contractual commitment to open new franchise stores, it still has the exclusive right to open additional new stores through the expiration of its multi-unit license agreement on June 25, 2018.

Under typical multi-unit license agreements, the area developer generally pays  1/2 of the $25,000 initial fee, or $12,500, for each store required to be developed upon execution of the multi-unit development agreement as a development fee. Area developers are obligated to finance their own build-out of each store location according to our specifications.

As of January 9, 2007, we have also entered into pilot agreements with Safeway Inc. and Target Corporation to open multiple non-traditional franchise stores within each respective retailer’s stores. Notwithstanding the exclusive territorial rights of the three multi-unit area developers, we retain the right to franchise non-traditional stores.

Store Selection Process

We carefully screen prospective locations for visibility, traffic patterns, demographics, convenience, and co-tenancy for potential Company Store and Franchise Store locations. We select locations for new markets by targeting concentrations of early adopters that we believe will try the Jamba experience and spread positive word-of-mouth about the brand. In addition, we look for high traffic locations within urban areas before eventually spreading the concept to more suburban settings. Our expansion strategy involves using the clustering approach. We believe this approach has the potential to increase brand awareness and improve operating and marketing efficiencies. We believe that clustering helps to reduce costs associated with regional supervision of store operations, increase distribution efficiencies, and provide us with the opportunity to leverage marketing costs over a greater number of stores. In addition, we believe our ability to hire qualified team members is enhanced in markets in which we are well known.

Growth Strategy

Our current growth strategy is focused on the development of new stores and increasing same store revenue.

Development of New Stores

We believe we have significant market expansion opportunities both nationwide and internationally. For fiscal 2006, Jamba Juice Company opened 43 new Company Stores, closed three locations and acquired one franchise location. Franchisees opened 29 stores and closed 14 stores, of which eight were Whole Foods Market locations. We anticipate that we will continue to open a combination of traditional and non-traditional stores in both existing and new domestic markets. We anticipate that this growth will be accomplished through the development of both Company Stores and Franchise Stores in non-traditional venues. The development of non-traditional stores is expected to generate awareness to complement the traditional stores in the area. We also will actively explore opening Franchise Stores with area developers to supplement our Company Store development. We expect that possible future international development opportunities will primarily be pursued through area development or joint venture agreements with third-parties.

Increase Same Store Revenue

Jamba Journey from Initial Trial to Regular Healthy Habit: Our mission is to fuel customers’ active lifestyles by encouraging a “healthy habit” consisting of a regular dose of Jamba Juice. By communicating to our customer base that it will be a source of energy and enjoyment throughout all stages of their journey, we are working to build deep customer loyalty. We view increased frequency from “light users” (two or less times per month) and “medium users” (two to eight times per month) as a significant opportunity that will drive same store revenue growth while mitigating revenue volatility. Our product innovations and expanded marketing communications have the potential to increase purchase occasion opportunities and strengthen customer’s emotional connection with the brand.

Brand Communication and Awareness: Our strategy for brand communication focuses on delivering a clear message of the benefits of our products and the principles behind the Jamba brand. The delivery of the message must be fresh, interesting, and relevant to establish an emotional connection with the customer. As we do not engage in mass media communications, we employ the store experience as our primary communication vehicle, concentrating on ensuring that all touch points are consistent and clear in order to build brand awareness that will result in initial trial followed by repeat visits and positive word-of-mouth. The communications encompass the colors, smells, displays, and merchandise found in the store in addition to the energy of the team members. We anticipate driving same store revenue growth by educating consumers on the benefits of Jamba products, our usage occasions, and the story of Jamba Juice. The clarity and harmony of the message will create emotional connections with customers and build brand loyalty.

Devoting Additional Resources to Product Optimization and Innovation: Our research team continually seeks to enhance the product offerings available to customers, and where possible, reduce product and labor costs at the store level. This process includes both the development of new products and the optimization of the menu to ensure only the most appealing products are offered to customers. As new products are introduced to the menu, usage occasions increase and positive word-of-mouth is spread. The Company was very successful with this approach when it introduced the jamba lightTM and the All FruitTM line of beverages to satisfy customers concerned with calorie and sugar levels; those two product lines, introduced in 2004 and 2006 respectively, now account for approximately 18% of revenue. We are passionate about creating fresh new products that meet an even greater variety of customer needs. We pride ourselves on listening carefully to customer feedback, an example being the introduction of the “Sixteen,” a 16-ounce size offering, introduced to satisfy customers’ demands for smaller smoothies and increase usage occasions. As energy drinks have continued to gain momentum, we introduced Matcha Green Tea CreationsTM and the Acai SuperchargerTM with Guarana to provide a healthy, inventive, and high energy option for our customers. We anticipate devoting additional resources to our research and development team in an effort to build upon recent new product successes and take our product innovation abilities to the next level. While there is no certainty that product development efforts will lead to the introduction and success of new product offerings as well as a potential increase in gross margins, we will continue to use these new resources to try to develop fresh concepts that appeal to customers at any time of day and in any weather or season.

Customer Service: Our team members are responsible for the high level of customer service that is a key component of our success. Team members warmly greet customers upon entering the store and efficiently deliver their order in a timely manner. With a highly customized product, operational efficiency is vital to achieving high levels of throughput. Our team members not only deliver the customers’ orders quickly, they also transfer the fun and energy they gain from working at Jamba Juice to the customers. Our management believes continuing to deliver high-quality customer service will differentiate us in the marketplace and drive long-term customer loyalty.

Company Store Operations

Customer Service

We try to provide our customers a positive experience by promoting interaction with our team members and encouraging a healthy, active lifestyle. Our goal is to build a powerful relationship with customers that transcends our core smoothie product line and goes beyond the four walls of our stores. We strive to form this bond with our customers based on quality, trust, and integrity. To achieve this goal, we seek to hire customer-service-oriented people who exhibit our culture and values. We train members to deliver a high-quality customer experience and we provide team members with financial incentives and opportunities for advancement when they fulfill service expectations. Supported by the “theater” of the fully displayed production process, we believe that the Jamba Juice experience is a competitive advantage.

Brand Extensions

The successful development of the Jamba brand has positioned us well to extend our product offerings outside of our stores. While our product is already highly portable and convenient, the opportunity to develop a Jamba product line available in other outlets and formats would expand the brand touch points and product usage occasions available to consumers. Our branding team will ensure that any product extensions fit the Jamba message and standard of product quality. As an example, we believe our strong association with premium, flavorful beverages would translate well into Ready-To-Drink beverages available in a variety of retail locations. We are currently engaged in activities to determine the opportunity and validity of a Ready-to-Drink line of beverages.

Store Management

Our Operations team is the foundation for our performance and vital to long-term growth. We recruit and retain leaders with broad experience in management and our industry.

We support our store operations with a combination of Regional Directors of Operations, District Managers and General Managers at each store.

Maintaining our corporate culture is essential as we continue to expand, and we believe that it is critical to developing our brand and ensuring our continued success. We believe team members are the key to our success and that our culture fosters personal interaction, mutual respect, trust, empowerment, enthusiasm and commitment. We carefully screen potential team members to ensure that they hold many of our core values and fit into the culture. By placing an emphasis on our mission statement and values, and encouraging responsibility and accountability at every level, we believe that it has created a sense of team member loyalty and an open and interactive work environment, resulting in a highly passionate workforce. Team members are paid competitive wages and are offered opportunities for rapid advancement. In addition to competitive wages, store managers are eligible for performance-based bonuses and a retention bonus. The performance bonus is paid out four times per year based on meeting certain profit targets. In addition to these periodic base bonus payments made during the year, at year end, managers are eligible for a bonus equal to 10% of profit delivered above their target. General managers are eligible for a $10,000 retention bonus after three years of service in a general manager role.

Training

We conduct various training programs for team members, support center staff and our leadership team. Our training program has received numerous accolades, including the 2004 Winning Workforce Award, presented by the National Restaurant Association Educational Foundation and Coca-Cola, for the innovative training program supporting the launch of the “Sixteen” beverage size option. In 2005, we received the 2004 Catalyst Award presented by People Report, a leading provider in human resources human capital metrics, for making significant advances in our people practices and having sustained the results for at least one year. We are dedicated to providing a meaningful experience for all team members, with ample opportunity to develop leadership skills as they move up through the organization. Our training programs include formal programs such as the Manager-in-Training programs for new managers and the more informal one-on-one discussions held between General Managers, District Managers, and Regional Directors of Operations. The goal of all the programs is to shorten the learning curve while creating greater confidence in order to achieve success through strong performance and results.

Advertising and Marketing

Our marketing strategy focuses on communicating the benefits of the products and the brand’s values through many creative and non-traditional avenues. Marketing efforts are concentrated on store locations to build memorable experiences that will generate positive word-of-mouth. As we enter new markets we must communicate the Jamba Juice story, the benefits of our products and our usage occasions. Emotional connections are developed as the messages are delivered consistently and with a freshness that appeals to consumers. We augment our in-store communications with small promotional events, community involvement and opportunistic grass-roots marketing.

We believe we benefit from national media attention, providing us a significant competitive advantage. Historically, we have not engaged in any mass media marketing programs, relying instead on word-of-mouth, trade-area marketing, and in-store promotions to increase customer awareness. Nevertheless, we have been featured in stories appearing in The Wall Street Journal, The New York Times, USA Today and a host of local newspapers and magazines. We have also been featured in television shows such as Dateline NBC, The Oprah Winfrey Show, Saturday Night Live, The Sopranos and Late Night with David Letterman. Our fundraising events also capture a significant amount of coverage from local television stations.

In addition to the Company’s marketing efforts, franchisees also contribute to the development and deployment of system-wide marketing programs. Franchisees also spend to market the Company’s brand in their local market area.

We also capitalize on the openings of new sites as opportunities to reach out to the media. We try to secure live local television, radio broadcasts and coverage in local newspapers for each store opening. In addition, openings are frequently associated with a charitable event to reinforce our strong commitment to our communities.

Product Supply

We are committed to providing only the finest smoothie, juice and other food products. Smoothie and juice products depend heavily upon supplies of fresh and fresh-frozen fruit. The quality of each smoothie depends to a large degree on the quality of the basic fruit ingredients from which it is made. It is therefore essential that the supply of fruit is of the highest quality and is consistent throughout the year. To achieve these dual goals we purchase our projected requirements for the coming year of a given type of fruit from suppliers at the height of the season for that particular fruit. The supply and price of fresh and fresh frozen fruit are dependent upon the supply and demand at the time of purchase and are subject to significant volatility. Supply and price can be affected by multiple factors in the producing regions, including weather, natural disasters and regional political and economic conditions. In addition, as we continue to grow, we will likely become more dependent upon global fruit supplies than we have in the past, which may result in natural disasters and global political and economic conditions having a greater effect on the supply and price of our fruit ingredients and our profitability.

We use only the highest quality fruit in our products. We conduct quality assurance testing at the time of packing to ensure that the fruit meets our high standards, which meet or exceed USDA Grade-A standards. The fruit is then flash-frozen and stored by the supplier(s) for shipment to distributors throughout the year. We contract with independent distribution companies to distribute products to the stores. The contracts generally are short-term. Given the density of stores in California, the costs of goods sold in California is lower than other regions of the country. We believe that by clustering future store development we can begin to lower distribution costs, and therefore reduce cost of goods sold, in non-California markets.

Southwest Traders, Inc. is a distributor of proprietary products to our Company Stores and Franchise Stores. Southwest Traders distributes ingredients that made up approximately 85% of cost of sales for Jamba Juice Company’s fiscal 2006. Southwest Traders does not manufacture or negotiate pricing agreements for products sold in our stores. They serve solely in a warehousing and distribution capacity and receive a fixed percentage mark up on the independently negotiated cost of our ingredients. Our contract does provide that during the term we will use Southwest Traders as our exclusive distributor within certain territorial boundaries provided they meet required service levels. The contract is firm through December 31, 2007 and is not subject to cancellation unless either party defaults within the contract due to non-performance.

All of our nutritional supplements (i.e., Boosts), pretzels and breads are produced to very exacting specifications. All products are shipped directly to stores using outside distributors. We do not maintain central warehousing facilities.

Competition

The beverage industry is highly competitive and fragmented. Restaurants compete based on a number of factors, including quality, price-value relationships, customer service, name recognition, employee hiring and retention and location. We compete with a variety of purveyors of quick, convenient food and beverage products, including quick service restaurants, coffee shops, donut shops and grocery stores. While competition in the beverage market is fragmented, competition is increasing, and a major competitor with substantially greater resources than the Company could enter the market at any time and compete directly against Jamba Juice Company.

We compete most directly with regional smoothie stores, most of which are franchises of other smoothie brands. Additionally, the rising popularity of convenient and healthy food items may result in increased competition from traditionally non-smoothie retailers as they increase their offerings of smoothies and other juice-related products.

In addition, we also face intense competition from both restaurants and other specialty retailers for suitable sites for new stores and qualified personnel to operate both new and existing stores. There can be no assurance that the Company will be able to continue to secure adequate sites at acceptable rent levels or that the Company will be able to attract a sufficient number of qualified personnel.

Government Regulation and Environmental Matters

Government Regulation. We are subject to extensive and varied federal, state and local government regulation, including regulations relating to public health and safety and zoning codes. We operate each of our stores in accordance with standards and procedures designed to comply with applicable codes and regulations. However, if we could not obtain or retain food or other licenses, it would adversely affect our operations. Although we have not experienced, and do not anticipate, any significant difficulties, delays or failures in obtaining required licenses, permits or approvals, any such problem could delay or prevent the opening of, or adversely impact the viability of, a particular store or group of stores.

California and other states and local jurisdictions have enacted laws, rules, regulations and ordinances which may apply to the operation of a Company Store, including those which (a) establish general standards, specifications and requirements for the construction, design and maintenance of the store premises; (b) regulate matters affecting the health, safety and welfare of our customers, such as general health and sanitation requirements for restaurants; employee practices concerning the storage, handling, cooking and preparation of food; special health, food service and licensing requirements; restrictions on smoking; exposure to tobacco smoke or other carcinogens or reproductive toxicants and saccharin; availability of and requirements for public accommodations, including restrooms; (c) set standards pertaining to employee health and safety; (d) set standards and requirements for fire safety and general emergency preparedness; (e) regulate the proper use, storage and disposal of waste, insecticides, and other hazardous materials; (f) establish general requirements or restrictions on advertising containing false or misleading claims, or health and nutrient claims on menus or otherwise, such as “low calorie” or “fat free”; and (g) establish requirements concerning withholdings and employee reporting of taxes on tips.

In order to develop and construct more stores, we need to comply with applicable zoning, land use and environmental regulations. Federal and state environmental regulations have not had a material effect on our operations to date, but more stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or even prevent construction and increase development costs for new stores. We are also required to comply with the accessibility standards mandated by the U.S. Americans with Disabilities Act, which generally prohibits discrimination in accommodation or employment based on disability. We may, in the future, have to modify stores, for example, by adding access ramps or redesigning certain architectural fixtures, to provide service to or make reasonable accommodations for disabled persons. While these expenses could be material, our current expectation is that any such action will not require us to expend substantial funds.

We are subject to the U.S. Fair Labor Standards Act, the U.S. Immigration Reform and Control Act of 1986 and various federal and state laws governing various matters including minimum wages, overtime and other working conditions. We pay a significant number of our hourly staff at rates consistent with but higher than the applicable federal or state minimum wage. Accordingly, increases in the minimum wage would increase our labor cost. We are also subject to various laws and regulations relating to our current and any future franchise operations. See “Risk Factors—Risks Associated with Jamba, Inc.’s Business and Industry—Governmental regulation may adversely affect our ability to open new stores or otherwise adversely affect our existing and future operations and results.”

We are also subject to various federal and state laws that regulate the offer and sale of franchises and aspects of the licensor-licensee relationships. Many state franchise laws impose restrictions on the franchise agreement, including the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew and the ability of a franchisor to designate sources of supply. The Federal Trade Commission, or the FTC, and some state laws also require that the franchisor furnish to prospective franchisees a franchise offering circular that contains prescribed information and, in some instances, require the franchisor to register the franchise offering.

Environmental Matters. We are subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling, release and disposal of hazardous or toxic substances. These environmental laws provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such substances. We cannot predict what environmental laws will be enacted in the future, how existing or future environmental laws will be administered or interpreted or the amount of future expenditures that we may need to make to comply with, or to satisfy claims relating to, environmental laws. While, during the period of their ownership, lease or operation, our stores have not been the subject to any material environmental matters, we have not conducted a comprehensive environmental review of our properties or operations. We have not conducted investigations of our properties to identify contamination caused by third-party operations; in such instances, the contamination must be addressed by the third party. If the relevant third party does not or has not addressed the identified contamination properly or completely, then under certain environmental laws, we could be held liable as an owner and operator to address any remaining contamination. Any such liability could be material. Further, we may not have identified all of the potential environmental liabilities at our properties, and any such liabilities could have a material adverse effect on our operations or results of operations.

Trademarks and Domain Names

The Company owns and/or has applied to register numerous trademarks and service marks in the United States and 50 additional countries throughout the world. Rights to the trademarks and service marks in the United States are generally held by a wholly owned affiliate of the Company and are used by the Company under license. Some of the Company’s trademarks, including Jamba Juice® and the Jamba logo are of material importance to the Company. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained. In addition, the Company has registered and maintains numerous Internet domain names, including “jamba.com” and “jambajuice.com.”

Research and Development

Our research and development efforts are led by food scientists in our research and development department. This team is responsible for the technical development of food and beverage products and new equipment. The team participates in technical research and development activities, in addition to customary product testing and product and process improvements in all areas of its business.

Seasonality

Our business is subject to day to day volatility based on weather and varies by season. A significant portion of the Company’s revenue is realized during the second and third quarters of the fiscal year, which include the summer months. The fourth quarter of the fiscal year, which encompasses the winter months and the holiday season, has traditionally been our lowest revenue volume quarter. Because of the seasonality of the business, results for an individual quarter are not necessarily indicative of the results which may be achieved for the full fiscal year.

Executive Officers

Company executive officers, their respective ages and positions as of January 9, 2007, and a description of their business experience are set forth below. There are no family relationships among any of the executive officers named below.

Paul E. Clayton, age 48

Mr. Clayton has been Chief Executive Officer and President of the Company since November 2006 and had been Chief Executive Officer and President of Jamba Juice Company since February 2000. Mr. Clayton was with Burger King Corporation from 1984 to January 2000 in increasingly responsible positions in marketing, operations and development. Mr. Clayton was President of Burger King North America in Miami, Florida from March 1997 to January 2000, Senior Vice President, Worldwide Marketing from March 1994 to March 1997, and Vice President, Marketing U.S.A. from July 1993 to March 1994.

Donald D. Breen, age 48

Mr. Breen has been Senior Vice President and Chief Financial Officer of the Company since November 2006 and had been Chief Financial Officer of Jamba Juice Company since June 2005. Mr. Breen was with Fresh Enterprises, the parent company of Baja Fresh Mexican Grill, in Thousand Oaks, California from July 1999 to December 2004, where he was the Senior Vice President and Chief Financial Officer. Prior to Baja Fresh, Mr. Breen was employed by Brothers Gourmet Coffees, Inc., a wholesale and retail coffee roaster in Boca Raton, Florida, serving as President, Chief Executive Officer and Chief Financial Officer from January 1996 to May 1999. Prior to that, Mr. Breen was Finance Director, Assistant Secretary and Assistant Treasurer for Adolph Coors Company.

Karen Kelley, age 41

Ms. Kelley has been Senior Vice President, Operations of Jamba Juice Company since November 2006 and had been Vice President, Operations of Jamba Juice Company since May 2002. From 1998 to May 2002, Ms. Kelley served as Director, Operations of Jamba Juice Company. From 1994 to 1998, Ms. Kelley was with Boston Market. She was Managing Partner of Boston Market from 1994 to 1995; Director of Operations, Northern California from 1995 to 1997, and Vice President of Operations, Northern California from 1997 to 1998.

Paul Coletta, age 43

Mr. Coletta has been Senior Vice President, Marketing and Brand Development of Jamba Juice Company since November 2006 and had been Vice President, Marketing and Brand Development of Jamba Juice Company since June 2006. Before Jamba Juice Company he worked for Hewlett Packard in San Diego, California as Director of World Wide Marketing from 2002 to 2006. From 2000 to 2002 he was with Freeborders Software in San Francisco, California as Senior Vice President of Marketing. In 1999 Mr. Coletta was with Cost Plus World Market in Oakland, California as Vice President General Merchandising Manager. From 1995 to 1999 he was with Viacom in New York City, New York as Vice President of Product and Brand Marketing. Prior to that, he was with The Walt Disney Company as Director of Merchandise.

Russell Testa, age 50

Mr. Testa has been Senior Vice President, Human Resources of Jamba Juice Company since November 2006 and had been Vice President, Human Resources of Jamba Juice Company since February 2004. Before joining Jamba Juice Company, Mr. Testa was last employed by Mervyn’s in Hayward, California, a division of Target Corporation, from May 1993 through January 2003 where he was Senior Vice President of Human Resources from September 2001. Mr. Testa had also previously served as Director of Human Resources and Vice President of Human Resources at Mervyn’s prior 2001.

William A. (“Trey”) Feiler, age 39

Mr. Feiler has been Senior Vice President, Development of Jamba Juice Company since November 2006 and had been Vice President, Development of Jamba Juice Company since September 2006. Mr. Feiler was with

Brinker International (Chili’s, Macaroni Grill, On the Border, and Maggiano’s) in Dallas, Texas from July 2003 to September 2006 in increasingly responsible positions in finance and development. Mr. Feiler was Vice President, Global Development from March 2006 to September 2006, Vice President, Global Finance from June 2005 to March 2006, Vice President, Franchise Financial Strategies from March 2004 to June 2005, and Senior Strategic Development Director for Chili’s from July 2003 to March 2004. Prior to Brinker International, Mr. Feiler was with Yum! Brands, Inc. (Taco Bell, KFC, Pizza Hut, Long John Silvers and A&W) in Dallas, Texas from April 1998 to July 2003. Mr. Feiler was Senior Manager for Global Development Support from March 2001 to July 2003, Real Estate Manager from June 1999 to March 2001, and Senior Strategic Development Analyst from April 1998 to June 1999.

Employees

As of January 9, 2007, we employed approximately 7,500 persons, approximately 130 of whom were at our support center, and the remainder of whom were store management and hourly store personnel. The Company also hires a significant number of seasonal employees during its peak selling season during the Spring and Summer. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good. We place a priority on staffing our stores and support center positions with skilled team members who embrace our culture and invest in training programs to ensure the quality of our store operations.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at http://ir.jambajuice.com/index.cfm, as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the Securities and Exchange Commission (the “SEC”). Our Corporate Governance Principles and Practices, Board of Directors committee charters (including the charters of the Audit Committee, Compensation and Executive Development Committee, and Nominating and Governance Committee) and code of ethics entitled “Code of Business Conduct and Ethics” also are available at that same location on our website. Information on our website is not incorporated into this annual report. Stockholders may request free copies of these documents from:

Jamba, Inc.

c/o Integrated Corporate Relations

450 Post Road

East Westport, CT 06880

(203) 682-8200

investors@jambajuice.com

We included the certifications of the chief executive officer and the chief financial officer of Jamba, Inc. relating to the quality our public disclosure, as required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules, in this Annual Report on Form 10-K as Exhibits 31.1 and 31.2.

ITEM 1A.	RISK FACTORS

Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.

Changes in consumer preferences and discretionary spending may have a material adverse effect on our revenue, results of operations and financial condition.

Our success depends, in part, upon the popularity of our products and our ability to develop new menu items that appeal to consumers. Shifts in consumer preferences away from our products, our inability to develop new menu items that appeal to consumers, or changes in our menu that eliminate items popular with some consumers could harm our business. Also, our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience declines in revenue during economic downturns or during periods of uncertainty, similar to those which followed the terrorist attacks on the United States. Any material decline in the amount of discretionary spending could have a material adverse effect on our revenue, results of operations, business and financial condition.

Our inability to compete with the many food services businesses may result in reductions in our revenue and profit margins.

We compete with many well-established companies, food service and otherwise, on the basis of taste, quality and price of product offered, customer service, atmosphere, location and overall guest experience. We compete with other smoothie and juice bar retailers, specialty coffee retailers, yogurt and ice cream shops, bagel shops, fast-food restaurants, delicatessens, cafés, bars, take-out food service companies, supermarkets and convenience stores. Our competitors change with each of the four dayparts (breakfast, lunch, afternoon and dinner), ranging from coffee bars and bakery cafes to casual dining chains. Aggressive pricing by our competitors or the entrance of new competitors into our markets could reduce our revenue and profit margins. We also compete with other employers in our markets for hourly workers and may become subject to higher labor costs as a result of such competition.

Fluctuations in various food and supply costs, particularly fruit and dairy, could adversely affect our operating results.

The prices of fruit and dairy, which are the main products in our offerings, can be highly volatile. Fruit of the quality we seek tends to trade on a negotiated basis, depending on supply and demand at the time of the purchase. Supplies and prices of the various products that we use to prepare our offerings can be affected by a variety of factors, such as weather, seasonal fluctuations, demand, politics and economics in the producing countries. An increase in pricing of any fruit that we use in our products could have a significant adverse effect on our profitability. We experienced increased cost of sales as a result of significant price increases in certain citrus products due to a hard freeze on the California citrus crop in January 2007. While the Company has added a surcharge to certain products that were affected by the freeze, the full financial impact of this has not been determined. In addition, higher diesel prices have, in some cases, resulted in the imposition of surcharges on the delivery of commodities to its distributors, which they have generally passed on to us to the extent permitted under our arrangements with them. Additionally, higher diesel and gasoline prices may affect our supply costs, near-term construction costs for our new stores and may affect our revenue going forward. To help mitigate the risks of volatile commodity prices and to allow greater predictability in pricing, we typically enter into fixed price or to-be-fixed priced purchase commitments for a portion of our fruit and dairy requirements. We cannot assure you that these activities will be successful or that they will not result in our paying substantially more for our fruit supply than would have been required absent such activities. While we do have some multi-year pricing agreements (with fixed processing costs), none of these agreements have guaranteed volume commitments.

We are primarily dependent upon one supplier for a significant amount of our food distribution.

We maintain food distribution contracts primarily with one supplier. This supplier, Southwest Traders, Inc., provided 82%, 85%, 87%, and 94% of product cost included in cost of sales for our fiscal 2006 and Jamba Juice Company’s fiscal 2006, 2005 and 2004, respectively, which potentially subjects us to a concentration of business risk. If this supplier had operational problems or ceased making product available to us, our operations could be adversely affected.

Litigation and publicity concerning food quality, health and other issues, which can result in liabilities and also cause customers to avoid our products, which could adversely affect our results of operations, business and financial condition.

Food service businesses can be adversely affected by litigation and complaints from customers or government authorities resulting from food quality, allergens, illness, injury or other health concerns or operating issues stemming from one retail location or a limited number of retail locations. Adverse publicity about these allegations may negatively affect us, regardless of whether the allegations are true, by discouraging customers from buying our products. We could also incur significant liabilities, if a lawsuit or claim results in a decision against us, or litigation costs, regardless of the result.

Our business could be adversely affected by increased labor costs or labor shortages.

Labor is a primary component in the cost of operating our business. We devote significant resources to recruiting and training our team members. A considerable number of the team members employed by us and our franchisees are paid at rates related to the federal minimum wage. Accordingly, pending legislation to increase the federal minimum wage and any further increases in the federal minimum wage or the enactment of additional state or local minimum wage increases above federal wage rates will increase labor costs. If we are unable or unwilling to increase our menu prices or take other actions to offset increased operating costs, our operating results will suffer. Additionally, competition and labor shortages in various markets could result in higher required wage rates.

Food safety concerns and instances of food-borne illnesses could harm our customers, result in negative publicity and cause the temporary closure of some stores and, in some cases, could adversely affect the price and availability of fruits and vegetables, any of which could harm our brand reputation, result in a decline in revenue or an increase in costs.

We consider food safety a top priority and dedicate substantial resources towards ensuring that our customers enjoy high-quality, safe and wholesome products. However, we cannot guarantee that our internal controls and training will be fully effective in preventing all food-borne illnesses. Furthermore, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents (such as e. coli, hepatitis A, salmonella or listeria) could occur outside of our control and at multiple locations.

Instances of food-borne illnesses, whether real or perceived, and whether at our stores or those of our competitors, could harm customers and otherwise result in negative publicity about us or the products we serve, which could adversely affect revenue. If there is an incident involving our stores serving contaminated products, our customers may be harmed, our revenue may decrease and our brand name may be impaired. If our customers become ill from food-borne illnesses, we could be forced to temporarily close some stores. If we react to negative publicity by changing our menu or other key aspects of the Jamba Juice experience, we may lose customers who do not accept those changes, and may not be able to attract enough new customers to produce the revenue needed to make our stores profitable. In addition, we may have different or additional competitors for our intended customers as a result of making any such changes and may not be able to compete successfully against those competitors. Food safety concerns and instances of food-borne illnesses and injuries caused by food contamination have in the past, and could in the future, adversely affect the price and availability of affected ingredients and cause customers to shift their preferences, particularly if we choose to pass any higher ingredient costs along to consumers. As a result, our costs may increase and our revenue may decline. A decrease in customer traffic as a result of these health concerns or negative publicity, or as a result of a change in our menu or dining experience or a temporary closure of any of our stores, could materially harm our business.

The food service industry has inherent operational risks that may not be adequately covered by insurance.

We can give no assurance that we will be adequately insured against all risks or that our insurers will pay a particular claim. Furthermore, in the future, we may not be able to obtain adequate insurance coverage at reasonable rates for our operations. We may also be subject to calls, or premiums, in amounts based not only on our own claim records but also the claim records of all other members of the protection and indemnity associations through which we receive indemnity insurance coverage for tort liability. Our insurance policies also contain deductibles, limitations and exclusions which, although we believe are standard in the food service industry, may nevertheless increase our costs.

We may face difficulties entering into new or modified arrangements with existing or new suppliers or new service providers.

As we expand our operations, we may have to seek new suppliers and service providers or enter into new arrangements with existing ones, and we may encounter difficulties or be unable to negotiate pricing or other terms as favorable as those we currently enjoy, which could harm our business and operating results. However, because we currently have not begun to negotiate new or amended contracts with suppliers and service providers, we cannot now quantify with greater certainty potential increases in its expenses.

The planned increase in the number of our stores may make our future results unpredictable.

There were 373 Company Stores and 222 Franchise Stores open as of January 9, 2007. We plan to increase the number of our stores in the future. This growth strategy and the substantial investment associated with the development of each new store may cause our operating results to fluctuate and be unpredictable or adversely affect our profits. Our future results depend on various factors, including successful selection of new markets and store locations, market acceptance of the Jamba Juice experience, consumer recognition of the quality of our products and willingness to pay our prices (which reflect our often higher ingredient costs), and the quality of our operations and general economic conditions. In addition, as with the experience of other retail food concepts who have tried to expand nationally, we may find that the Jamba Juice concept has limited or no appeal to customers in new markets or we may experience a decline in the popularity of the Jamba Juice experience. Newly opened stores may not succeed, future markets and stores may not be successful and, even if we are successful, our average store revenue may not increase at historical rates.

Our revenue growth rate depends primarily on our ability to open new stores and is subject to many unpredictable factors.

We may not be able to open new stores as quickly as planned. We have experienced delays in opening some stores and that could happen again. Delays or failures in opening new stores could materially and adversely affect our growth strategy and expected results. As we operate more stores, our rate of expansion relative to the size of our store base will decline. In addition, one of our biggest challenges is locating and securing an adequate supply of suitable new store sites. Competition for those sites in our target markets is intense, and lease costs are increasing (particularly for urban locations). Our ability to open new stores also depends on other factors, including:

•	negotiating leases with acceptable terms;

•	hiring and training qualified operating personnel in local markets;

•	managing construction and development costs of new stores at affordable levels, particularly in competitive markets;

•	the availability of construction materials and labor;

•	the availability of, and our ability to obtain, adequate supplies of ingredients that meet our quality standards;

•	securing required governmental approvals (including construction, parking and other permits) in a timely manner; and

•	the impact of inclement weather, natural disasters and other calamities, such as hurricanes Katrina and Rita in 2005.

Our revenue and profit growth could be adversely affected if comparable store revenue are less than expected.

While future revenue growth will depend substantially on our plans for new store openings, the level of comparable store revenue will also affect our revenue growth and will continue to be an important factor affecting profit growth. This is because the profit margin on comparable store revenue is generally higher than the profit margin on new store openings, as comparable store revenue enable fixed costs to be spread over a higher revenue base. Our ability to increase comparable store revenue depends in part on our ability to launch new products, implement successfully our initiatives to increase throughput and raise prices to absorb cost increases. It is possible that we will not achieve our targeted comparable store revenue growth or that the change in comparable store revenue could be negative. If this were to happen, revenue and profit growth would be adversely affected.

Our failure to manage our growth effectively could harm our business and operating results.

Our plans call for a significant number of new stores. Our existing store management systems, financial and management controls and information systems may be inadequate to support our expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain store managers and crew. We may not respond quickly enough to the changing demands that our expansion will impose on our management, employees and existing infrastructure. We also place a lot of importance on our culture, which we believe has been an important contributor to our success. As we grow, however, we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. Our failure to manage our growth effectively could harm our business and operating results.

New stores, once opened, may not be profitable, and the increases in average store revenue and comparable store revenue that we have experienced in the past may not be indicative of future results.

Historically, our new stores have opened with an initial ramp-up period typically lasting approximately 24 months or more, during which they generated revenue and profit below the levels at which we expect them to normalize. This is in part due to the time it takes to build a customer base in a new market, higher fixed costs relating to increased construction and occupancy costs and other start-up inefficiencies that are typical of new stores. New stores may neither be profitable nor have results comparable to our existing stores. In addition, our average store revenue and comparable store revenue may not continue to increase at the rates achieved over the past several years. Our ability to operate new stores profitably and increase average store revenue and comparable store revenue will depend on many factors, some of which are beyond our control, including:

•	executing our vision effectively;

•	initial revenue performance of new stores;

•	competition, either from our competitors in the smoothie industry or our own stores;

•	changes in consumer preferences and discretionary spending;

•	consumer understanding and acceptance of the Jamba Juice experience;

•	road construction and other factors limiting access to new stores;

•	general economic conditions, which can affect store traffic, local labor costs and prices we pay for the ingredients and other supplies we use; and

•	changes in government regulation.

If our new stores don’t perform as planned, our business and future prospects could be harmed. In addition, changes in our average store revenue or comparable store revenue could cause our operating results to vary adversely from expectations.

Our expansion into new markets may present increased risks due to our unfamiliarity with those areas.

Some of our new stores are planned for markets where we have little or no operating experience. Those markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets. As a result, those new stores may be less successful than stores in our existing markets. Consumers in a new market may not be familiar with the Jamba Juice brand, and we may need to build brand awareness in that market through greater investments in advertising and promotional activity than we originally planned. We may find it more difficult in new markets to hire, motivate and keep qualified employees who can project our vision, passion and culture. Stores opened in new markets may also have lower average store revenue than stores opened in existing markets, and may have higher construction, occupancy or operating costs than stores in existing markets. What’s more, we may have difficulty in finding reliable suppliers or distributors or ones that can provide us, either initially or over time, with adequate supplies of ingredients meeting our quality standards. Revenue at stores opened in new markets may take longer to ramp up and reach expected revenue and profit levels, and may never do so, thereby affecting overall profitability.

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to various factors.

Our quarterly operating results may fluctuate significantly because of various factors, including:

•

the impact of inclement weather, natural disasters and other calamities, such as hurricanes Katrina and Rita in 2005, or earthquakes, particularly those that may occur near our Company’s support center in Northern California;

•	unseasonably cold or wet weather conditions;

•	the timing of new store openings and related revenue and expenses;

•	operating costs at our newly opened stores, which are often materially greater during the first several months of operation;

•	labor availability and wages of store management and team members;

•	profitability of our stores, especially in new markets;

•	changes in comparable store revenue and customer visits, including as a result of the introduction of new menu items;

•	variations in general economic conditions, including those relating to changes in gasoline prices;

•	negative publicity about the ingredients we use or the occurrence of food-borne illnesses or other problems at our stores;

•	changes in consumer preferences and discretionary spending;

•	increases in infrastructure costs;

•	fluctuations in supply prices; and

•	fluctuations in the fair value of the derivative liability associated with outstanding warrants.

Because of these factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year. Average store revenue or comparable store revenue in any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors.

Our business and results may be subject to disruption from work stoppages, terrorism or natural disasters.

Our operations may be subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, pandemics, fire, earthquake, flooding or other natural disasters. In particular, our corporate offices and support center is located in Northern California, near known earthquake fault lines. If a major earthquake or other natural disaster were occur in Northern California, our corporate offices and support center may be damaged or destroyed. Such a disruption could result in the temporary or permanent loss of critical data, suspension of operations, delays in shipments of product and disruption of business in both the affected region and nation wide, which would adversely affect our revenue as a result.

Our success depends substantially upon the continued retention of certain key personnel.

We believe that our success has depended and continues to depend to a significant extent on the efforts and abilities of our senior management team. Except for Paul E. Clayton, Donald D. Breen and Karen Kelley, the members of our management team currently are employed on an “at-will” basis and may resign from employment at any time. Our failure to retain any of these individuals could adversely affect our ability to build on the efforts they have undertaken with respect to the Jamba Juice business.

Our franchisees could take actions that harm our reputation and reduce our royalty revenue.

Franchisees are independent contractors and are not our employees. Further, we do not exercise control over the day-to-day operations of our franchise stores. Any operational or development shortcomings of our franchise stores are likely to be attributed to our system-wide operations and could adversely affect our reputation and have a direct negative impact on the royalty revenue we receive from those stores.

Our revenue is subject to volatility based on weather and varies by season.

Seasonal factors also cause our revenue to fluctuate from quarter to quarter. Our revenue is typically lower during the Winter months and the holiday season and during periods of inclement weather (because fewer people choose cold beverages) and higher during the Spring, Summer and Fall months (for the opposite reason). Our revenue will likely also vary as a result of the number of business days, that is, the number of days in a quarter when a store is open.

We could face liability from our franchisees and from government agencies.

A franchisee or government agency may bring legal action against us based on the franchisee/ franchisor relationships. Various state and federal laws govern our relationship with our franchisees and potential revenue of our franchised restaurants. If we fail to comply with these laws, we could be liable for damages to franchisees and fines or other penalties. Expensive litigation with our franchisees or government agencies may adversely affect both our profits and our important relations with our franchisees.

We are subject to all of the risks associated with leasing space subject to long-term non-cancelable leases and, with respect to the real property that we may own, in the future.

We compete for real estate and our inability to secure appropriate real estate or lease terms could impact the ability to grow. Our leases generally have initial terms of between five and 15 years, and generally can be extended only in five-year increments (at increased rates) if at all. Additionally, in certain instances, there may be change in control provisions in the lease which put us in a competitive disadvantage when negotiating extensions or which require us to get landlord consent for certain transactions. All of our leases require a fixed annual rent, although some require the payment of additional rent if store revenue exceeds a negotiated amount. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases. Additional sites that we may lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. Current locations of our stores and franchised locations may become unattractive as demographic patterns change.

Restaurant companies, including Jamba Juice, have been the target of class action lawsuits and other proceedings alleging, among other things, violations of federal and state workplace and employment laws. Proceedings of this nature, if successful, could result in our payment of substantial damages.

Our results of operations may be adversely affected by legal or governmental proceedings brought by or on behalf of employees or customers. In recent years, a number of restaurant companies, including Jamba Juice Company, have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial awards by the defendants. Similar lawsuits have been instituted against us in the past alleging violations of state and federal wage and hour laws and failure to pay for all hours worked. Although we are not currently a party to any material class action lawsuits, we could incur substantial damages and expenses resulting from lawsuits, which would increase the cost of operating the business and decrease the cash available for other such uses.

Governmental regulation may adversely affect our ability to open new stores or otherwise adversely affect our existing and future operations and results.

We are subject to various federal, state and local regulations. Each of our stores is subject to state and local licensing and regulation by health, sanitation, food and workplace safety and other agencies. We may experience material difficulties or failures in obtaining the necessary licenses or approvals for new stores, which could delay planned store openings. In addition, stringent and varied requirements of local regulators with respect to zoning, land use and environmental factors could delay or prevent development of new stores in particular locations.

We are subject to the U.S. Americans with Disabilities Act and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas. We may in the future have to modify stores, for example by adding access ramps or redesigning certain architectural fixtures, to provide service to or make reasonable accommodations for disabled persons. The expenses associated with these modifications could be material.

Our operations are also subject to the U.S. Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the U.S. Americans with Disabilities Act, family leave mandates and a variety of similar laws enacted by the states that govern these and other employment law matters. In addition, federal proposals to introduce a system of mandated health insurance and flexible work time and other similar initiatives could, if implemented, adversely affect our operations.

In recent years, there has been an increased legislative, regulatory and consumer focus on nutrition and advertising practices in the food industry. Establishments operating in the quick-service and fast-casual segments have been a particular focus. For example, the New York City Board of Health has adopted a regulation requiring that restaurants that make calorie information publicly available must include that information on their menus and menu boards. We may in the future become subject to other initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food, which could increase our expenses.

We may not be able to adequately protect our intellectual property, which could harm the value of our brand and adversely affect our business.

Our intellectual property is material to the conduct of our business. Our ability to implement our business plan successfully depends in part on our ability to build further brand recognition using our trademarks, service marks, trade dress and other proprietary intellectual property, including our name and logos and the unique ambiance of our stores both domestically and overseas. We have secured the ownership and rights to our marks in the United States and have filed or obtained registrations for restaurant services in most other significant foreign jurisdictions. If our efforts to protect our intellectual property are inadequate, or if any third party misappropriates or infringes on our intellectual property, either in print or on the internet, the value of our brands may be harmed, which could have a material adverse effect on our business and might prevent our brands from achieving or maintaining market acceptance. While we have not encountered claims from prior users of intellectual property relating to restaurant services in areas where we operate or intend to conduct operations, there can be no assurances that we will not encounter such claims. If so, this could harm our image, brand or competitive position and cause us to incur significant penalties and costs.

We could be party to litigation that could adversely affect us by distracting management, increasing our expenses or subjecting us to material money damages and other remedies.

Our customers occasionally file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to our stores, or that we have problems with food quality or operations. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, and we could become subject to class action or other lawsuits related to these or different matters in the future. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage, or for which we are not covered by insurance, could materially and adversely affect our financial condition or results of operations. Any adverse publicity resulting from these allegations may also materially and adversely affect our reputation or prospects, which in turn could adversely affect our results.

In addition, the food services industry has been subject to a growing number of claims based on the nutritional content of food products they sell and disclosure and advertising practices. We may also be subject to this type of proceeding in the future and, even if not, publicity about these matters (particularly directed at the quick-service and fast-casual segments of the industry) may harm our reputation or prospects and adversely affect our results.

We may also incur costs resulting from other security risks we may face in connection with our electronic processing and transmission of confidential customer information.

We rely on commercially available software and other technologies to provide security for processing and transmission of customer credit card data. Approximately 27% of our current revenue is attributable to credit card transactions, and that percentage is expected to climb. Our systems could be compromised in the future, which could result in the misappropriation of customer information or the disruption of systems. Either of those consequences could have a material adverse effect on our reputation and business or subject it to additional liabilities.

We are exposed to increased costs and risks associated with compliance with changing laws, regulations and standards in general, and specifically with increased and new regulation of corporate governance and disclosure standards.

We are spending an increased amount of management time and external resources to comply with existing and changing laws, regulations and standards in general, and specifically relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, PCAOB and NASDAQ Stock Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management to annually review and evaluate of our internal control systems, and file attestations of the effectiveness of these systems by our management and by our independent registered public accounting firm. This process will require us to hire additional personnel and use outside advisory services and result in additional accounting and legal expenses. If our chief executive officer, chief financial officer or independent registered public accounting firm determine that our controls over financial reporting are not effective as defined under Section 404, investor perceptions may be adversely affected and could cause a decline in the market price or our stock. For example, in connection with the preparation of our annual report on Form 10-K for the fiscal year ended January 9, 2007, we discovered a control deficiency related to the accounting for large, complex non-routine transactions that constituted a material weakness as of January 9, 2007. If our independent registered public accounting firm are unable to provide an unqualified attestation of management’s assessment of our internal control over financial reporting, or disclaim an ability to issue an attestation, it could result in a loss of investor confidence in our financial reports, adversely affect our stock price and our ability to access the capital markets or borrow money, and may subject us to sanctions or investigation by regulatory authorities. Failure to comply with other existing and changing laws, regulations and standards could also adversely affect the Company.

Results of operations may be volatile as a result of the impact of fluctuations in the fair value of our outstanding warrants from quarter to quarter.

Our outstanding warrants are classified as derivative liabilities and therefore, their fair values are recorded as derivative liabilities on our balance sheet. Changes in the fair values of the warrants will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in our statement of operations. We are required to assess these fair values of derivative liabilities each quarter and as the value of the warrants is quite sensitive to changes in the market price of our stock, among other things, fluctuations in such value could be substantial and could cause our results to not meet the expectations of securities analysts and investors. These fluctuations will continue to impact our results of operations as described above for as long as the warrants are outstanding.

If persons engage in short sales of our common stock the price of our common stock may decline.

Selling short is a technique used by a stockholder to take advantage of an anticipated decline in the price of a security. In addition, holders of options and warrants will sometimes sell short knowing they can, in effect, cover through the exercise of an option or warrant, thus locking in a profit. A significant number of short sales or a large volume of other sales within a relatively short period of time can create downward pressure on the market price of a security. Further sales of common stock issued upon exercise of our outstanding warrants could cause even greater declines in the price of our common stock due to the number of additional shares available in the market upon such exercise, which could encourage short sales that could further undermine the value of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s corporate headquarters is located at 1700 17th Street, San Francisco, California. This facility is occupied under a lease for approximately 30,000 square feet, at a cost of approximately $498,000 per year and has been extended to expire on March 31, 2007, and on a month-to-month basis thereafter. On July 28, 2006, the Company entered into a lease for new corporate headquarters to be located at 6475 Christie Avenue, Emeryville, California with an anticipated occupancy date on or before May 31, 2007. This facility is for approximately 36,000 square feet, at a cost of approximately $975,000 per year.

The Company currently operates all of its stores under leases and typically signs five to fifteen year leases. The Company does not intend to purchase real estate for any of its sites in the future. The Company believes that the size and flexibility of its format provide it with a competitive advantage in securing sites.

The Company currently serves its customers through a combination of Company Stores and Franchise Stores in 23 different states, the District of Columbia and the Bahamas.

	Store Count as of January 9, 2007
	Company Stores	Franchise Stores	Total
Arizona	7	20	27
California	272	57	329
Colorado	16	7	23
Illinois	25	—	25
Indiana	1	—	1
Minnesota	6	1	7
New York	18	0	18
Utah	7	7	14
Washington	20	3	23
Wisconsin	1	—	1
Bahamas	—	1	1
District of Columbia	—	1	1
Florida	—	14	14
Hawaii	—	37	37
Idaho	—	5	5
Massachusetts	—	1	1
Maryland	—	1	1
North Carolina	—	3	3
New Jersey	—	1	1
Nevada	—	9	9
Oklahoma	—	7	7
Oregon	—	10	10
Pennsylvania	—	1	1
Texas	—	35	35
Virginia	—	1	1

Total	373	222	595

ITEM 3.	LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising in the ordinary course of its business, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following proposals were submitted to and approved by a majority of stockholders present at a Special Meeting of Stockholders held on November 28, 2006:

1. The proposal to approve the merger with Jamba Juice Company, a California corporation, pursuant to the Agreement and Plan of Merger, dated as of March 10, 2006 (as amended), by and among the Company, JJC Acquisition Company, the Company’s wholly-owned subsidiary, and Jamba Juice Company, and the transactions contemplated thereby, whereby the Company acquired all of the outstanding securities of Jamba Juice Company and Jamba Juice Company became a wholly-owned subsidiary of the Company. The proposal was approved by 14,559,154 shares, with 17,450 shares voting against the proposal and 13,365 shares abstaining from the vote.

2. The proposal to approve the issuance of 30,879,999 shares of common stock at $7.50 per share in a private placement financing for the purpose of raising gross proceeds of approximately $231,600,000, and net proceeds of approximately $224,850,000 after the payment of financing fees. The proposal was approved by 14,457,722 shares, with 103,687 shares voting against the proposal and 28,560 shares abstaining from the vote.

3. The proposal to approve the adoption of the Company’s 2006 Employee, Director and Consultant Stock Plan pursuant to which the Company would reserve up to 5,000,000 shares of common stock for issuance. The proposal was approved by 10,401,843 shares, with 4,143,684 shares voting against the proposal and 44,442 shares abstaining from the vote.

4. The proposal to amend the Company’s amended and restated certificate of incorporation to (i) increase the number of authorized shares of common stock from 70,000,000 shares to 150,000,000 shares, which, when taking into account the number of preferred shares previously authorized, resulted in an increase of the total number of authorized shares of capital stock from 71,000,000 to 151,000,000 and (ii) change the Company’s name from “Services Acquisition Corp. International” to “Jamba, Inc.” The proposal was approved by 14,521,304 shares, with 41,132 shares voting against the proposal and 27,533 shares abstaining from the vote.

PART II

ITEM 5.	MARKET FOR JAMBA, INC.’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

The shares of Jamba, Inc. common stock, warrants and units are currently quoted on the NASDAQ Global Market under the symbols JMBA, JMBAW and JMBAU, respectively. Prior to the Merger on November 29, 2006, our common stock, warrants and units were listed for trading on the American Stock Exchange under the symbols SVI, SVI.WS and SVI.U.

Each unit of Jamba, Inc. consists of one share of Jamba, Inc. common stock and one redeemable common stock purchase warrant. Jamba, Inc. warrants became separable from Jamba, Inc. common stock on July 28, 2005. Each warrant entitles the holder to purchase from Jamba, Inc. one share of common stock at an exercise price of $6.00. The Jamba, Inc. warrants will expire at 5:00 p.m., New York City time, on June 28, 2009, or earlier upon redemption.

The closing price per share of Jamba, Inc. common stock, warrants and units as reported on the NASDAQ Global Market on March 28, 2007, was $9.18, $3.58, and $13.04, respectively.

The following table sets forth, for the fiscal quarter indicated, the quarterly high and low sales prices of our units, common stock and warrants as reported on the American Stock Exchange or the NASDAQ Global Market, as applicable, since our units commenced public trading on June 30, 2005 and since such common stock and warrants commenced public trading on July 28, 2005.

	Common Stock				Warrants				Units
	High		Low		High		Low		High	Low
2005 Second Quarter(1)	$	N/A	$	N/A	$	N/A	$	N/A	$8.05	$7.84
2005 Third Quarter(2)		7.20		6.99		1.05		0.89	8.09	7.84
2005 Fourth Quarter		7.16		7.03		0.96		0.73	8.15	7.80
2006 First Quarter		11.84		7.06		5.50		0.67	17.16	7.70
2006 Second Quarter		12.87		9.30		6.64		3.35	19.25	13.00
2006 Third Quarter		10.77		8.65		4.40		2.84	14.60	11.70
2006 Fourth Quarter(3)		12.25		8.55		6.05		2.75	17.44	12.39

(1)	The figures for the second quarter 2005 are only for June 30, 2005, the date on which our units first commenced trading on the American Stock Exchange.

(2)	Our common stock and warrants commenced trading on the American Stock Exchange on July 28, 2005.

(3)	Our common stock warrants and units commenced trading on the NASDAQ Global Market on November 29, 2006.

We have not historically paid any cash dividends. We intend to continue to retain earnings for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future.

As of March 28, 2007, there was one holder of record of our units, 73 holders of record of our common stock and two holders of record of our warrants.

Performance Graph

The following graph compares our cumulative total stockholder return since June 30, 2005 with the cumulative total return of (i) the Nasdaq National Market and (ii) the Russell 2000 Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on July 28, 2005.

	7/28/05	9/05	12/05	3/06	6/06	9/06	1/9/07
Jamba Inc.	100.00	101.57	101.85	145.79	141.23	126.96	138.94
NASDAQ Composite	100.00	105.64	108.69	115.90	107.97	111.91	120.18
Russell 2000	100.00	104.69	105.88	120.64	114.58	115.08	125.33

ITEM 6.	SELECTED FINANCIAL DATA

Jamba, Inc. and Subsidiary as of January 9, 2007, January 10, 2006 and December 31, 2005

The historical information was derived from the audited consolidated financial statements of Jamba, Inc. and subsidiary for the fiscal year ended January 9, 2007, the transition period of January 1 through January 10, 2006 and the period beginning with Jamba, Inc.’s inception (January 6, 2005) through December 31, 2005. The information for Jamba, Inc. for the fiscal year ended January 9, 2007 includes operations for Jamba Juice Company from November 29, 2006 through January 9, 2007. The information is only a summary and should be read in conjunction with the historical consolidated financial statements and related notes. The historical results included below are not indicative of the future performance of Jamba, Inc.

SELECTED FINANCIAL DATA

(in thousands, except share data and per share amounts)

Statement of Operations Data

	Fiscal Year Ended January 9, 2007	Period from January 1, 2006 to January 10, 2006	Period from January 6, 2005 (inception) to December 31, 2005
Revenue:
Company stores	$22,064	$—	$—
Franchise and other revenue	1,051	—	—

Total revenue	23,115	—	—

Operating expenses:
Cost of sales	6,039	—	—
Labor costs	8,524	—	—
Occupancy costs	3,590	—	—
Store operating expense	4,222	—	—
Depreciation and amortization	1,878	—	—
General and administrative expense	6,195	—	—
Store pre-opening expense	285	—	—
Other operating expense	675	—	—
Formation and operating costs	—	6	197

Total operating expenses	31,408	6	197

Other income (expense):
Gain (loss) on derivative liabilities	(57,383)	173	2,125
Interest income	4,177	92	1,453
Interest expense	(71)	—	—

Total other income (expense)	(53,277)	265	3,578

Income (loss) before income taxes	(61,570)	259	3,381
Income tax benefit (expense)	2,544	38	(85)

Net income (loss)	$(59,026)	$297	$3,296

Basic weighted average number of common shares outstanding	24,478,384	21,000,000	11,777,489
Net income per share—basic	$(2.41)	$0.01	$0.28
Diluted weighted average number of common shares outstanding	24,478,384	23,703,268	13,049,709
Net income per share—diluted	$(2.41)	$0.01	$0.25

Balance Sheet Data (at period end)

	January 9, 2007	January 10, 2006	December 31, 2005
Cash and cash equivalents	$87,379	$977	$977
Cash held in trust	—	128,266	128,174
Total assets	467,553	129,339	129,208
Total liabilities, including $25,241 of common stock subject to possible redemption as of January 10, 2006 and December 31, 2005	181,678	39,232	39,398
Total stockholders’ equity	285,875	90,107	89,810
Total liabilities and stockholders’ equity	467,553	129,339	129,208

Fiscal Year Ended January 9, 2007
Franchise store revenue(1)	$11,233
Selected Operating Data:
EBITDA(2)	$(6,415)
Store Count:
Company stores	373
Franchise stores	222
Total stores	595
Average revenue per store:
Company stores	$766
Franchise stores(3)	$596
System-wide(3)	$699
Net cash provided by/(used in):
Operating activities	$4,059
Investing activities	(130,877)
Financing activities	213,220

(1)

Franchise store revenue is not included in our financial statements, however, franchise store revenue results in royalties which are included in our franchise revenue. While franchise store revenue is not included as revenue in our financial statements, management believes it is important in understanding our financial performance because this revenue is the basis on which we calculate and record franchise revenue and is indicative of the financial health of the franchise base.

(2)

Represents net loss before deductions for interest, income taxes, depreciation and amortization. We believe that EBITDA is useful to stockholders as a measure of comparative operating performance, as it is less susceptible to variances in actual performance resulting from depreciation and amortization and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. We also present EBITDA because we believe it is useful to stockholders as a way to evaluate our ability to incur and service debt, make capital expenditures and meet working capital requirements. EBITDA is not intended as a measure of our operating performance, as an alternative to net loss or as an alternative to any other performance measure in conformity with U.S. generally accepted accounting principles or as an alternative to cash flow provided by operating activities as a measure of liquidity. The following is a reconciliation of net loss to EBITDA (in thousands):

Fiscal Year Ended January 9, 2007
Net loss	$(59,026)
Interest income, net	(4,106)
Derivative loss	57,383
Depreciation and amortization	1,878
Income tax benefit	(2,544)

EBITDA	$(6,415)

(3)

System-wide and franchise average revenue per store includes the lower yielding Zuka Juice franchise stores acquired by Jamba Juice Company in 1999. These Zuka Juice franchises are often lower yielding as they are frequently in secondary locations and less desirable markets and many do not meet our current real estate location criteria and requirements.

Jamba Juice Company

The historical information was derived from the audited consolidated financial statements of Jamba Juice Company and subsidiary as of November 28, 2006 and for the period from June 28, 2006 through November 28, 2006 and as of and for the fiscal years ended June 27, 2006, June 28, 2005, June 29, 2004 (53 weeks), June 24, 2003 and June 25, 2002. The information is only a summary and should be read in conjunction with the historical consolidated financial statements and related notes. The historical results included below are not indicative of the future performance of Jamba Juice Company.

SELECTED FINANCIAL DATA

(in thousands except for percentage amounts)

	Period From June 28, 2006 to November 28, 2006	Fiscal Years Ended(1)
		June 27, 2006	June 28, 2005	June 29, 2004	June 24, 2003	June 24, 2002
Consolidated Statements of Operations Data:
Revenue:
Company stores	$116,967	$243,668	$202,073	$165,856	$129,960	$117,550
Franchise and other revenue	4,894	9,337	6,976	6,922	5,424	3,661

Total revenue	121,861	253,005	209,049	172,778	135,384	121,211

Operating expenses:
Cost of sales	29,983	61,034	51,299	39,253	30,497	28,253
Labor costs	37,078	79,664	67,327	55,441	42,155	38,303
Occupancy costs	12,672	26,982	21,119	14,486	12,364	11,709
Store operating expense	13,208	28,920	26,525	19,819	15,432	13,948
Depreciation and amortization	5,946	12,905	10,355	7,719	7,511	6,706
General and administrative expense	14,773	30,011	25,113	23,278	17,631	17,789
Store pre-opening expense	1,031	2,677	3,077	2,659	969	605
Other operating expense	2,093	4,145	1,399	4,939	8,678	620

Total operating expenses	116,784	246,338	206,214	167,594	135,237	117,933

Other income (expense):
Interest income	79	115	51	59	79	76
Interest expense	(382)	(1,203)	(829)	(547)	(395)	(1,197)

Total other expense	(303)	(1,088)	(778)	(488)	(316)	(1,121)

Income (loss) before income taxes	4,774	5,579	2,057	4,696	(169)	2,157
Income tax expense (benefit)	2,558	2,601	1,972	(12,250)	(820)	37

Net income	$2,216	$2,978	$85	$16,946	$651	$2,120

Selected Balance Sheet Data (at period end):
Total assets	$114,915	$106,102	$93,267	$72,172	$51,447	$44,491
Long-term debt and other	12,054	11,242	22,365	11,386	11,560	10,136
Total liabilities	74,993	68,801	59,513	39,034	35,257	27,405
Convertible redeemable preferred stock	52,162	52,162	52,162	52,162	52,162	52,162
Total common stockholders’ deficit	(12,240)	(14,861)	(18,408)	(19,024)	(35,972)	(35,076)
Total liabilities and common stockholders’ deficit	$114,915	$106,102	$93,267	$72,172	$51,447	$44,491

	Period From June 28, 2006 to November 28, 2006	Fiscal Years Ended(1)
		June 27, 2006	June 28, 2005	June 29, 2004	June 24, 2003	June 24, 2002
Franchise store revenue(2)	$54,965	$120,293	$107,112	$96,721	$82,591	$74,528
Selected Operating Data:
EBITDA(3)	$11,023	$19,572	$13,190	$12,903	$7,658	$9,984
Store Count:
Company stores	360	342	301	243	198	179
Franchise stores	227	217	202	188	171	167
Total stores	587	559	503	431	369	346
Average revenue per store:
Company stores	$768	$774	$747	$763	$701	$675
Franchise stores(4)	$595	$586	$541	$517	$493	$462
System-wide(4)	$699	$699	$657	$651	$604	$574
System-wide comparable revenue growth(5)	0.1%	4.3%	0.9%	6.0%	3.3%	1.3%
Net cash provided by/(used in):
Operating activities	$4,638	$28,288	$21,336	$16,207	$14,445	$13,264
Investing activities	(10,296)	(26,511)	(33,253)	(20,080)	(10,909)	(4,878)
Financing activities	5,397	(1,883)	10,188	(1,561)	(468)	(6,908)

(1)	Fiscal year 2004 includes 53 weeks. All other fiscal years are 52 week periods.

(2)

Franchise store revenue is not included in Jamba Juice Company’s financial statements, however, franchise store revenue results in royalties which are included in Jamba Juice Company’s franchise revenue. While franchise store revenue is not included as revenue in Jamba Juice Company’s financial statements, management believes it is important in understanding Jamba Juice Company’s financial performance because this revenue is the basis on which Jamba Juice Company calculates and records franchise revenue and is indicative of the financial health of the franchise base.

(3)

Represents net income before deductions for interest, income taxes, depreciation and amortization. Jamba Juice Company believes that EBITDA is useful to stockholders as a measure of comparative operating performance, as it is less susceptible to variances in actual performance resulting from depreciation and amortization and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. Jamba Juice Company also presents EBITDA because it believes it is useful to stockholders as a way to evaluate its ability to incur and service debt, make capital expenditures and meet working capital requirements. EBITDA is not intended as a measure of Jamba Juice Company’s operating performance, as an alternative to net income or as an alternative to any other performance measure in conformity with U.S. generally accepted accounting principles or as an alternative to cash flow provided by operating activities as a measure of liquidity. The following is a reconciliation of net income to EBITDA (in thousands):

	Period Ended November 28, 2006	Fiscal Years Ended(1)
		June 27, 2006	June 28, 2005	June 29, 2004	June 24, 2003	June 24, 2002
Net income	$2,216	$2,978	$85	$16,946	$651	$2,120
Interest expense, net	303	1,088	778	488	316	1,121
Depreciation and amortization	5,946	12,905	10,355	7,719	7,511	6,706
Income tax (benefit) expense	2,558	2,601	1,972	(12,250)	(820)	37

EBITDA	$11,023	$19,572	$13,190	$12,903	$7,658	$9,984

(4)

System-wide and franchise average revenue per store include the lower yielding Zuka Juice franchise stores acquired by Jamba Juice Company in 1999. These Zuka Juice franchises are often lower yielding as they are frequently in secondary locations and less desirable markets and many do not meet Jamba Juice Company’s real estate location criteria and requirements.

(5)

Comparable revenue growth is defined as year-over-year revenue change for stores that are open at least 13 full four-week periods. Comparable store revenue growth begins in the first period that has a full period of comparable revenue versus the prior year. Average system-wide revenue per store and system-wide comparable revenue growth are non-GAAP financial measures that include revenue at all Jamba Juice Company-owned and franchise-owned locations. Franchise store revenue and average franchise store revenue are non-GAAP financial measures that include revenue at all franchise locations, as reported by franchisees. Franchise store revenue is not included in Jamba Juice Company’s financial statements. Jamba Juice Company uses system-wide revenue and franchise store revenue information internally in connection with store development decisions, planning, and budgeting analyses. Jamba Juice Company believes it is useful in assessing the consumer acceptance of our brand and facilitating an understanding of financial performance as its franchisees pay royalties and contribute to advertising pools based on a percentage of their revenue. To maintain year over year comparability, comparable store revenue for the fiscal year ended June 29, 2004 includes 52 weeks.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with Part II, Item 6 “Selected Financial Data” and our audited consolidated financial statements and the related notes thereto included in Item 8 “Financial Statements and Supplementary Data”. In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ from these expectations as a result of factors including those described under Item 1A, “Risk Factors,” “Special Note Regarding Forward-Looking Statements” and elsewhere in this Form 10-K.

JAMBA, INC. OVERVIEW

Jamba, Inc. (the “Company”) was incorporated as Services Acquisition Corp. International on January 6, 2005. Upon the completion of the Merger on November 29, 2006, we changed our name to Jamba, Inc. and our Board of Directors approved a change in our fiscal year end from December 31 to the second Tuesday following December 31. Our most recent completed fiscal year started on January 11, 2006 and ended on January 9, 2007, which we refer to as fiscal 2006. Accordingly, the operating results of our fiscal 2006 include the results of Jamba Juice Company’s operations from November 29, 2006 through January 9, 2007. The Merger has been accounted for as a purchase business combination with the Company acquiring Jamba Juice Company.

We are providing results of operations for both the Company and Jamba Juice Company. Our results of operations are presented for three periods from the date of inception, which was January 6, 2005, to our most recent fiscal year end, which was January 9, 2007. Results for our fiscal year ended January 9, 2007 include the operations of Jamba Juice Company for a six-week period from November 29, 2006 to January 9, 2007. To account for the change of our fiscal year end we also retroactively changed our fiscal year so that we have a ten-day transition period from January 1, 2006 to January 10, 2006. Finally, the third period covered is from our date of inception, January 6, 2005, to December 31, 2005, which was our fiscal 2005 year end.

For Jamba Juice Company, we are providing results of operations for a twenty-two week period from the completion of its most recent fiscal year end, which was June 27, 2006, to consummation of the Merger on November 29, 2006. We are also providing management’s discussion and analysis for Jamba Juice Company’s fiscal years ended June 29, 2004, June 28, 2005, and June 27, 2006, which we refer to as fiscal 2004, fiscal 2005, and fiscal 2006, respectively.

EXECUTIVE OVERVIEW

Fiscal 2006 was a year of transition. On March 10, 2006, we signed an agreement providing for the merger of the Company with Jamba Juice Company. After delays that necessitated amending the agreement three times, we scheduled our stockholder meeting to approve the Merger for November 28, 2006. After obtaining the requisite stockholder approval at the meeting, we closed the Merger on November 29, 2006, changed our name to Jamba, Inc. and moved our common stock listing from the American Stock Exchange to NASDAQ, which now trades under the symbol “JMBA”.

In the first week after the Merger, one of our suppliers reported strawberries shipped to us may have been contaminated with Listeria monocytogenes. We moved quickly and decisively to address the issue, and thankfully never had a confirmed case of Listeriosis.

Although the Merger took longer than anticipated to complete, during the year, we started taking the steps necessary to move forward as Jamba, Inc. During the transition, from the time we announced the Merger to closing, we opened 41 Company stores and 24 franchised locations, we invested in additional resources to increase our brand presence and brought Jamba Juice to new venues such as Safeway and Target stores. In preparing for growth we also brought in new management to lead our marketing, product innovation and development areas.

In contrast to fiscal 2006, we believe fiscal 2007 will be a year of investment. As we enter our first full year as Jamba, Inc. and begin our plan to accelerate our growth, we expect to increase our brand presence by opening 90 company stores and 50 franchise locations. Our focus will be on driving unit economics by increasing customer frequency through improved product relevancy.

JAMBA, INC. RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED JANUARY 9, 2007

Revenue is comprised of revenue from Company owned stores (“Company Stores”) and royalties and fees from franchised locations. For fiscal 2006, revenue from Company Stores and fees from franchised locations represented 95.5% and 4.5% of total revenue, respectively. Revenue is primarily from smoothie and juice sales and for fiscal 2006 was $23.1 million, which includes only six weeks of Jamba Juice Company results. The number of Company Stores as of January 9, 2007 was 373 stores, up from 360 stores as of November 29, 2006. Management anticipates that new unit growth will continue to be a significant part of overall revenue growth.

Franchise and other revenue for fiscal 2006 was $1.1 million, which includes franchise royalties of $0.5 million and franchise support revenue of $0.4 million. Franchise support revenue relates to fees that Company received for franchise employee support provided in the period. This is a reimbursement for employment services that the Company provides for a Midwest franchisee and a joint venture in Florida, known as JJC Florida LLC. The number of franchise stores as of January 9, 2007 was 222 stores, down from 227 stores as of November 29, 2006. This decrease was primarily due to the Company’s acquisition of seven stores from the Midwest franchisee and the closure of one store by the Midwest franchisee.

Cost of sales of $6.0 million for fiscal 2006, or 27.4% of Company Store revenue, is comprised of fruit, dairy, and other products used to make smoothies and juices, as well as paper products.

Labor costs of $8.5 million for fiscal 2006, or 38.6% of Company Store revenue, consist of store management salaries and bonuses, hourly team member payroll and training costs, and other payroll-related items.

Occupancy costs include both fixed and variable portions of rent, real estate taxes, property insurance and common area maintenance charges for all store locations. Occupancy costs for fiscal 2006 were $3.6 million, or 16.3% of Company Store revenue, including $2.9 million for rent and $0.7 million for common area maintenance, real estate taxes, and insurance.

Store operating expenses consist primarily of various store-level costs such as regional general and administrative cost for store supervision, recruiting, training, human resources, and local marketing personnel, as well as repairs and maintenance, refurbishments, marketing, utilities, blender charges, and bank charges. Store operating expenses for fiscal 2006 were $4.2 million, or 19.1% of Company Store revenue. This $4.2 million was composed primarily of $1.6 million of marketing expenses, $0.7 million in utilities, $0.5 million of repairs and maintenance, and $0.3 million in credit card fees. In addition, $1.1 million in expenses related to recurring services and expenses to operate our stores.

Depreciation and amortization expenses include the depreciation and amortization of fixed assets and the amortization of intangible assets. Depreciation and amortization for fiscal 2006 was $1.9 million, or 8.1% of total revenue.

General and administrative expenses include costs associated with the Company’s support center in San Francisco, bonuses, legal and professional fees, and stock-based compensation. General and administrative expenses for fiscal 2006 were $6.2 million, or 26.4% of total revenue. This $6.2 million consisted primarily of

$2.9 million in wages and payroll related expenses, $1.2 million in accounting and legal fees, $0.5 million in stock-based compensation expense, and $0.6 million in outside services. The remaining $0.9 million include recruiting, relocating and contractor fees, and other recurring general and administrative expenses.

Store pre-opening costs are largely costs incurred for training new store personnel and pre-opening marketing. Store pre-opening costs for fiscal 2006 were $0.3 million, or 1.2% of total revenue.

Other operating expenses consist primarily of franchise support expenses, losses on disposals, asset impairment and store closures, and income from jambacard breakage. Other operating expenses for fiscal 2006 were $0.7 million, and as a percentage of total revenue were 2.9%. Of the $0.7 million, $0.4 million was due to franchise support expenses, which are costs associated with our Midwest franchisee and Florida joint venture stores. This franchise support is directly related to employment services and is offset by franchise support revenue. Seven of the eight stores owned by the Midwest franchisee were acquired by the Company in December 2006. The one remaining Midwest franchisee store was closed in January 2007. Also contributing to other operating expenses were losses on disposal of assets of $0.6 million for fiscal 2006. Offsetting these costs was $0.3 million of income from jambacard breakage recognized during fiscal 2006.

Jambacards have been sold since November 2002, the cards have no expiration date and are reloadable. Jambacard breakage income is recognized when the Company determines the likelihood of a jambacard being redeemed by a customer is remote based on an analysis of redemption data and redemption patterns. The Company collected monthly redemption data, analyzed the redemption pattern since the introduction of the jambacard program in November of 2002, and determined that with approximately four years of data it could forecast anticipated redemptions with sufficient accuracy to determine when redemptions were remote. In determining the amount of the liability to relieve, in addition to the redemption analysis, the Company requested counsel to perform an analysis of the Company’s requirement to remit unclaimed property or escheat in the states where the Company does business. Based on a review of the application of various state unclaimed property laws, the Company estimated its escheat requirement and determined the appropriate liability for both estimated future redemptions and escheat requirements. The balance of the jambacard liability as of January 9, 2007 was $19.7 million.

Loss from derivative instruments of $57.4 million for fiscal 2006 represents the unrealized loss due to the change in the fair value of the Company’s warrants. The Company’s warrants are recorded as derivative liabilities, instead of equity instruments. For more information, please refer to the discussion under “Business and Summary of Significant Accounting Policies—Accounting for Warrants and Derivative Instruments” included within Note 1 to the consolidated financial statements of Jamba, Inc. appearing elsewhere in this annual report on Form 10-K.

Interest income for fiscal 2006 of $4.2 million represents interest earned on cash held in the Company’s trust account. The interest income was a consequence of both funds raised through the initial public offering of Jamba, Inc. in July 2005 of approximately $127.9 million, as well as proceeds from the Company’s private sale of securities in November 2006 of approximately $224.9 million. Of that amount, approximately $251.8 million in cash was used by Jamba, Inc. to acquire Jamba Juice Company in November 2006. Cash on hand as of January 9, 2007 is $87.4 million.

Income tax benefit for fiscal 2006 was $2.5 million. The effective tax rate was (4.1)%. The most significant item affecting the Company’s effective tax rate is the unrealized loss on its derivative liability of $57.4 million. The unrealized change in fair value recorded in the consolidated financial statements will not be realized for tax purposes.

The net deferred tax liability as of January 9, 2007 was $54.2 million. This liability represents differences between book and taxable income that will result in tax deductions in future years. Management currently believes and expects that it will achieve pre-tax book income in the upcoming years. The Company recorded a loss before income taxes of $61.6 million in fiscal 2006.

JAMBA, INC. RESULTS OF OPERATIONS FOR JANUARY 1, 2006 TO JANUARY 10, 2006

The 10-day transition period of the Company from January 1, 2006 to January 10, 2006 has been audited, but is not material to the consolidated financial statements as a whole. During this 10-day period, we earned approximately $92,000 in interest income from cash held in the Company’s trust account and recorded a gain on derivative liabilities of $173,000 to account for the change in fair value of the Company’s warrants.

JAMBA, INC. RESULTS OF OPERATIONS FROM JANUARY 6, 2005 (INCEPTION) TO DECEMBER 31, 2005

Jamba, Inc. was formed on January 6, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar merger with an operating business that provides services. From January 6, 2005 (inception) until December 31, 2005, we had net income of approximately $3.3 million, derived from dividend and interest income of $1.5 million and a gain on derivative liabilities of $2.1 million, less operating expenses of $197,000 and income tax provision of $85,000.

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

The net proceeds from the sale of the Company’s units, after deducting certain offering expenses of approximately $1.9 million, including $1.2 million evidencing the underwriters’ non-accountable expense allowance of 1% of the gross proceeds (excluding the proceeds from the underwriters’ over-allotment), and underwriting discounts of approximately $8.3 million, were approximately $127.9 million. Of this amount, $128.3 million was placed in trust and the remaining $1.1 million was held outside of the trust. The remaining proceeds were available to be used to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Substantially all of the net proceeds of the initial public offering were used to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the merger.

Commencing on July 6, 2005 and ending upon the acquisition of Jamba Juice Company, we incurred a fee of $4,875 per month for office space and certain other additional services from SB Management Corp., an affiliate of Steven R. Berrard, our chairman of the board, and a fee of $2,625 per month for general and administrative services including secretarial support from Mercantile Companies, Inc., an affiliate of I. Steven Edelson, our former vice chairman and vice president, and Nathaniel Kramer, one of our former directors. In addition, in January, March and June 2005, Messrs. Berrard, Edelson, Kramer and Thomas E. Aucamp, our former vice presidents and directors, loaned us an aggregate of $160,000 to us for payment on our behalf of offering expenses. These loans were repaid following our initial public offering from the proceeds of the offering.

JAMBA JUICE COMPANY OVERVIEW

The following is a discussion of Jamba Juice Company’s financial condition and results of operations for the 22-week period from June 28, 2006 to November 28, 2006 (“22 Week Period”), and fiscal 2006, fiscal 2005 and fiscal 2004. You should read this section together with Jamba Juice Company’s consolidated financial statements, including the notes to those consolidated financial statements that appear elsewhere in this annual report on Form 10-K.

Jamba Juice Company’s previous fiscal year ended on the Tuesday preceding June 30. Fiscal 2006 and fiscal 2005 include 52 weeks, and fiscal 2004 includes 53 weeks.

JAMBA JUICE COMPANY RESULTS OF OPERATIONS—FOR THE PERIOD JUNE 28, 2006 TO NOVEMBER 28, 2006

The results of operations for Jamba Juice Company are presented for the 22 Week Period, which coincides with the twenty-two week period from the completion of Jamba Juice Company’s most recent fiscal year end, which was June 27, 2006, to consummation of its merger with Jamba, Inc., which occurred on November 29, 2006. Jamba Juice Company’s store revenue is seasonal with a disproportionate amount of sales occurring during the Summer months. The 22 Week Period encompasses a significant portion of the Summer selling season.

Revenue for Jamba Juice Company is comprised of revenue from Jamba Juice Company owned stores (“Company Stores”) and royalties and fees from franchised locations. For the 22 Week Period, revenue from Company Stores and fees from franchised locations represented 96.0% and 4.0% of total revenue, respectively, which compare to 96.3% and 3.7% of total revenue, respectively for fiscal 2006.

Revenue, primarily from smoothie and juice sales, was $121.9 million for the 22 Week Period and was driven primarily from $102.8 million in comparable store revenue for Company Stores. Also contributing was $14.1 million from new Company Store revenue, which resulted from net unit growth of 18 stores at the end of the period up from 342 Company Stores as of June 27, 2006.

Franchise and other revenue for the 22 Week Period was $4.9 million, which resulted primarily from franchise royalties of $2.6 million related to fees from Jamba Juice Company’s franchisees, and $1.8 million received for franchise employee support provided during the period. The $1.8 million is a reimbursement for employment services that Jamba Juice Company provided to a Midwest franchisee and a joint venture in Florida, known as JJC Florida LLC. The number of franchise stores as of November 28, 2006 was 227, up from 217 as of June 27, 2006.

Jamba Juice Company has also entered into an agreement with Safeway Corporation in which 21 Jamba Juice Company kiosks are to be opened within Safeway-owned grocery stores. Jamba Juice Company kiosks within Safeway-owned stores will be operated by Safeway employees. As of November 28, 2006, 13 of the 21 kiosks were open.

Cost of sales of $30.0 million for the 22 Week Period is comprised of fruit, dairy, and other products used to make smoothies and juices, as well as paper products. As a percentage of Company Store revenue, these costs were 25.6% compared to 25.0% for fiscal 2006.

Labor costs consist of store management salaries and bonuses, hourly team member payroll and training costs, and other payroll-related items. Labor costs for the 22 Week Period were $37.1 million, and as a percentage of Company Store revenue were 31.7% compared to 32.7% for fiscal 2006. This decrease in percentage was a result of higher summer seasonal sales that allowed Jamba Juice Company to leverage its fixed labor costs.

Occupancy costs include both fixed and variable portions of rent, real estate taxes, property insurance, and common area maintenance charges for all store locations. Occupancy costs for the 22 Week Period were $12.7 million, primarily consisting of $10.3 million in rent and $1.9 million in common area maintenance, real estate taxes, and insurance. As a percentage of Company Store revenue, these costs were 10.8% compared to 11.1% for fiscal 2006. This decrease in percentage was attributable to seasonal sales leverage.

Store operating expenses consist primarily of various store-level costs such as regional general and administrative cost for store supervision, recruiting, training, human resources, and local marketing personnel, as well as repairs and maintenance, marketing, utilities, blender charges, supplies, and bank charges. Store operating expenses for the 22 Week Period were $13.2 million and as a percentage of Company Store revenue were 11.3% compared to 11.9% for fiscal 2006. This balance was composed primarily of $3.7 million in utilities, $1.9 million of repairs and refurbishment expenses, $1.5 million of marketing expenses, and $1.2 million in credit card fees. The remaining approximately $4.9 million reflects various expenses to operate our stores.

Depreciation and amortization expenses include the depreciation and amortization of fixed assets and the amortization of intangible assets. Depreciation and amortization for the 22 Week Period was $5.9 million, and as a percentage of total revenue was 4.9% compared to 5.1% for fiscal 2006.

General and administrative expenses include costs associated with Jamba Juice Company’s support center in San Francisco, bonuses, legal fees and professional fees, and stock-based compensation. General and administrative expenses for the 22 Week Period were $14.8 million, and as a percentage of total revenue were 12.1% compared to 11.9% for fiscal 2006.

Store pre-opening costs are largely costs incurred for training new store personnel and pre-opening marketing. Jamba Juice Company opened 18 stores during the 22 Week Period. Store pre-opening costs for the 22 Week Period were $1.0 million.

Other operating expenses consist primarily of franchise support expenses, losses on disposals, asset impairment, and store closures, and income from jambacard breakage. Other operating expenses for the 22 Week Period were $2.1 million, and as a percentage of total revenue were 1.7% compared to 1.6% for fiscal 2006. Of the $2.1 million, $1.7 million was due to franchise support expenses that are costs associated with our Midwest franchisee and Florida joint venture stores. This franchise support is directly related to employment services and is offset by franchise support revenue. Also contributing to other operating expenses was $1.2 million from losses on disposals, asset impairment and store closures. Offsetting these costs was $0.8 million of income from jambacard breakage recognized during the 22 Week Period.

Jambacards have been sold since November 2002, the cards have no expiration date and are reloadable. Jambacard breakage income is recognized when the Company determines the likelihood of a jambacard being redeemed by a customer is remote based on an analysis of redemption data and redemption patterns. Jamba Juice Company collected monthly redemption data, analyzed the redemption pattern since the inception of jambacards in 2002 and determined that with approximately four years of data it could forecast anticipated redemptions with sufficient accuracy to determine when redemptions were remote. In determining the amount of the liability to relieve, in addition to the redemption analysis, Jamba Juice Company requested counsel to perform an analysis of Jamba Juice Company’s requirement to remit unclaimed property or escheat in the states where Jamba Juice Company does business. Based on a review of the application of various state unclaimed property laws and jambacard sales by state, Jamba Juice Company estimated its escheat requirement and determined the appropriate liability for both estimated future redemptions and escheat requirements. The balance of the jambacard liability as of November 28, 2006 was $17.7 million.

Interest expense for the 22 Week Period was $0.4 million. This was a function of both higher interest rates and borrowings on the credit line during the period with an average loan amount of $5.4 million.

Income tax expense for the 22 Week Period was $2.6 million. This was a function of income before income taxes of $4.8 million and an effective tax rate of 53.6% during the 22 Week Period.

JAMBA JUICE COMPANY RESULTS OF OPERATIONS—FISCAL 2006 COMPARED TO FISCAL 2005

For fiscal 2006, revenue from Company Stores and fees from franchised locations represented 96.3% and 3.7% of total revenue, respectively. Revenue is primarily from smoothie and juice sales and, for fiscal 2006, increased $44.0 million or 21.0% to $253.0 million from $209.0 million in fiscal 2005. This increase was driven primarily by a $34.2 million increase from new Company Store revenue which resulted from net unit growth of 41 stores for fiscal 2006. Also contributing to the increase in revenue was a $7.4 million or 3.7% increase in comparable store revenue for Company Stores and a $2.3 million increase from franchise revenue and fees from fiscal 2005.

The increase in comparable store revenue is a function of increases in transaction count and average check. The number of transactions increased 0.1% for fiscal 2006 as compared to fiscal 2005. In addition to the increase in number of transactions, there was also an increase in average check of 3.6%, of which 1.9% was due to price increases.

Franchise and other revenue increased 33.8% to $9.3 million in fiscal 2006 from $7.0 million in fiscal 2005. This $2.3 million increase resulted primarily from an increase in franchise support revenue of $2.1 million related to fees that Jamba Juice Company received for franchise employee support provided in the period. This is a reimbursement for employment services that Jamba Juice Company provides for a Midwest franchisee and a joint venture in Florida, known as JJC Florida LLC. This increase in fees is primarily attributable to entering into a management agreement with JJC Florida LLC. Also contributing to the increase were franchise royalties which increased by $0.6 million or 11.7% as a result of net unit growth of 15 stores to end at 217 stores as of June 27, 2006, up from 202 stores as of June 28, 2005, and a 5.4% increase in comparable franchise store revenue for the period.

Under the terms of a management agreement with its Midwest franchisee, Jamba Juice Company employed and managed the eight stores in the Minneapolis market and was reimbursed for its actual costs plus an administrative fee. In addition, on June 28, 2005, Jamba Juice Company entered into an agreement with JJC Florida LLC to employ and manage the 13 stores in Florida. Jamba Juice Company entered into these arrangements in order to ensure that customers were provided with a consistent brand and user experience across markets.

During fiscal 2006, Jamba Juice Company recognized $0.3 of other franchise revenue from Whole Foods Market. The development agreement between Jamba Juice Company and Whole Foods Market expired by its own terms on January 1, 2005. As of January 1, 2005, there were twenty-four Jamba Juice stores operated by Whole Foods Market within their grocery stores. Each such store was subject to its own license agreement that provided, among other things, a 10-year term and permitted Whole Foods Market to terminate the license early if the store was not profitable. In addition, as of that date, Jamba Juice Company itself operated four additional stores within Whole Foods Markets pursuant to subleases. In September 2005, Jamba Juice Company and Whole Foods Market entered into an agreement to, among other things, allow Whole Foods Market the option to close the stores it operated prior to the expiration of each such store’s license agreement. Under the terms of the agreement, Whole Foods Market may elect to close any of its Jamba Juice Company Stores upon notice to Jamba Juice Company. Upon closure of a location, Whole Foods Market is obligated to pay a termination fee per store, which varies based on the store’s profitability. As of June 27, 2006, there were 14 Jamba Juice stores operated by Whole Foods Market and four operated by Jamba Juice Company. Commencing from September 2005, there were nine locations closed. The $270,000 in revenue attributable to the September 2005 agreement was recognized as the stores were closed prior to the normal expiration of their respective license agreements. There is no obligation on the part of Whole Foods Market to close any further stores prior to the expiration of each such store’s license agreement.

Jamba Juice Company believes in the viability of the “store within a store” concept. In May 2005, Jamba Juice Company entered into a pilot agreement, which was subsequently amended, contemplating the opening of 21 Jamba Juice Company kiosks within Safeway-owned grocery stores. Jamba Juice Company kiosks within Safeway-owned stores will be operated by Safeway employees.

Cost of sales is comprised of fruit, dairy and other products used to make smoothies and juices, as well as paper products. Cost of sales for Company Stores increased by $9.7 million or 19.0% for fiscal 2006 to $61.0 million compared to $51.3 million for fiscal 2005, primarily due to new store growth. As a percentage of Company Store revenue, these costs decreased to 25.0% in fiscal 2006 from 25.4% in fiscal 2005 due to the relatively lower costs of oranges during this period versus a year ago when orange prices spiked, as a result of significant crop damage from hurricanes in Florida. This change represented approximately $0.6 million in cost reduction. The orange price decline was partially offset by higher fuel surcharges for store deliveries of approximately $0.3 million.

Labor costs consist of store management salaries and bonuses, hourly team member payroll and training costs, and other payroll-related items. Labor costs increased $12.4 million to $79.7 million in fiscal 2006 from $67.3 million in fiscal 2005. As a percentage of Company Store revenue, these costs decreased to 32.7% in fiscal 2006 from 33.3% in fiscal 2005. This $12.4 million increase in fiscal 2006 was due primarily to increased salaries with the opening of 41 new stores, as well as $1.2 million of higher expenses for store manager performance-based bonuses.

Occupancy costs include both fixed and variable portions of rent, real estate taxes, property insurance, and common area maintenance charges for all store locations. Occupancy costs increased by 27.8% for fiscal 2006 to $27.0 million from $21.1 million in fiscal 2005. As a percentage of Company Store revenue, these costs increased to 11.1% in fiscal 2006 from 10.5% in fiscal 2005. This $5.9 million increase was primarily a result of $4.9 million in increased rent costs associated with new stores and a $0.8 million increase in common area maintenance and real estate taxes partially as a result of lease renewals and relatively higher costs in New York where Jamba Juice Company opened five stores.

Store operating expenses consist primarily of various store-level costs such as regional general and administrative cost for store supervision, recruiting, training, human resources, and local marketing personnel, as well as repairs and maintenance, marketing, utilities, blender charges, and bank charges. Store operating expenses increased 9.0% in fiscal 2006 to $28.9 million as compared to $26.5 million in fiscal 2005 and decreased as a percentage of Company Store revenue to 11.9% from 13.1%, respectively. This $2.4 million increase in fiscal 2006 was due primarily to $1.3 million in utilities associated with the opening of new stores, $0.4 million increase in contract and outside services, $0.4 million increase in credit card fees, and $0.3 million increase in losses from JJC Florida, an unconsolidated affiliate.

Depreciation and amortization expenses include the depreciation and amortization of fixed assets and the amortization of intangible assets. Depreciation and amortization increased 24.6% in fiscal 2006 to $12.9 million from $10.4 million in fiscal 2005 and grew as a percentage of total revenue to 5.1% from 5.0%. This increase is a result of new store growth, additional depreciation for 15 stores that were remodeled, and the capital expenditure costs particularly in New York, where Jamba Juice Company opened five stores in fiscal 2006.

General and administrative expenses include costs associated with Jamba Juice Company’s support center in San Francisco, bonuses, legal fees, and professional fees. General and administrative expenses increased 19.5% to $30.0 million in fiscal 2006 from $25.1 million in fiscal 2005, and decreased as a percentage of total revenue to 11.9% from 12.0% for fiscal 2006 and 2005, respectively. In addition to increased wages and salaries due primarily to the increase in the number of stores, Jamba Juice Company incurred higher performance-based bonus expenses for support center employees of $1.3 million and had an increase of $0.3 million for consultants and external services. The higher bonuses for support center employees are based on Jamba Juice Company’s profit performance versus its budgeted annual operating plan, comparable store revenue, and personal goals. These cost increases were partially offset by $0.3 million lower legal expenses and $0.4 million less in relocation and recruiting expenses in fiscal 2006.

Store pre-opening costs are largely costs incurred for training new store personnel and pre-opening marketing. These expenses decreased by 13.0% for fiscal 2006 to $2.7 million from $3.1 million for fiscal 2005, which resulted in a decrease to 1.1% from 1.5% as a percent of total revenue. The year-over-year decrease was due primarily to a reduction of the number of unit openings during fiscal 2006 as compared to fiscal 2005. There were 43 stores opened in fiscal 2006 versus 60 stores opened in fiscal 2005. This reduction is due to the relative slow period of growth in fiscal 2006 primarily due to construction delays and inefficiencies from bringing on and integrating new real estate managers.

Other operating expenses consist primarily of franchise support expenses, losses on disposals, asset impairment and store closures, and income from gift certificate breakage. Other operating expenses increased to $4.1 million for fiscal 2006 from $1.4 million for fiscal 2005, and increased as a percentage of total revenue to 1.6% from 0.7% for fiscal 2006 and 2005, respectively. Contributing to this $2.7 million increase was an additional $2.3 million in franchise support expenses, which are costs associated with our Midwest franchisee and Florida joint venture stores. This franchise support is directly related to employment services and is offset by franchise support revenue. Also contributing was a $1.8 million increase from the impairment of six stores during fiscal 2006 and three store closures which had lease obligations with high rental costs and significant remaining lease terms at the time the stores closed. Offsetting these higher costs was $1.4 million of income from gift certificate breakage recognized during fiscal 2006. The income was recognized when Jamba Juice Company determined the likelihood of a gift certificate being redeemed by a customer was remote, relating solely to gift certificates sold prior to 2002. This was the first time that any income related to breakage had been recognized.

Jamba Juice Company collected monthly redemption data, analyzed the redemption pattern since the discontinuance of the gift certificate program in November of 2002, and determined that with approximately three years of data it could forecast anticipated redemptions with sufficient accuracy to determine when redemptions were remote. In determining the amount of the liability to relieve, in addition to the redemption analysis, Jamba Juice Company requested counsel to perform an analysis of Jamba Juice Company’s requirement to remit unclaimed property or escheat in the states where Jamba Juice Company does business. Based on a review of the application of various state unclaimed property laws and gift certificate sales by state, Jamba Juice Company estimated its escheat requirement and determined the appropriate liability for both estimated future redemptions and escheat requirements.

Interest expense increased 45.1% in fiscal 2006 to $1.2 million from $0.8 million in fiscal 2005. The increase was a function of both higher interest rates and borrowings on the credit line during fiscal 2006 with an average loan amount of $14.9 million in fiscal 2006 versus $11.9 million in fiscal 2005.

Income tax expense increased 31.9% in fiscal 2006 to $2.6 million from $2.0 million in fiscal 2005. The increase was a function of higher income before income taxes in fiscal 2006 as compared to fiscal 2005. The effective tax rate was 46.6% and 95.8% for fiscal 2006 and 2005, respectively.

JAMBA JUICE COMPANY RESULTS OF OPERATIONS — FISCAL 2005 COMPARED TO FISCAL 2004

For fiscal 2005, revenue from Company Stores and fees from franchised locations represented 96.7% and 3.3% of total revenue, respectively. Revenue is primarily from smoothie and juice sales and for fiscal 2005 increased $36.2 million or 20.8% to $209.0 million from $172.8 million in fiscal 2004. This increase was driven primarily by a $35.9 million increase from new Company Store revenue resulting from net unit growth of 58 to 301 stores as of June 28, 2005. Also contributing to the $36.2 million increase in revenue was a $0.3 million or 0.2% increase in comparable store revenue. Total number of Company Stores and franchised stores increased to 503 stores as of June 28, 2005, up from 431 stores as of June 29, 2004.

Franchise and other revenue for fiscal 2005 increased 0.8% to $7.0 million from $6.9 million for fiscal 2004. During fiscal 2005, franchised stores experienced net unit growth of 14 stores to end at 202 stores as of June 28, 2005, up from 188 stores as of June 29, 2004. Franchise royalties increased by $0.7 million or 17.4% as a result of new store unit growth and a 2.2% increase in comparable store revenue. During fiscal 2005, Jamba Juice Company recognized $0.7 million in franchise revenue for the recognition of deferred development fees. These increases were partially offset by a $1.2 million decrease in revenue related to franchise support fees, of which $0.3 million related to Jamba Juice Company’s review and reconciliation of its deferred revenue accounts.

The deferred revenue represented liabilities to Zuka Juice franchisees for new store openings, which was incurred when Jamba Juice Company acquired Zuka Juice in 1999. Through fiscal 2004, Jamba Juice Company believed that it had an obligation to these acquired franchisees. In fiscal 2005, Jamba Juice Company determined that it no longer had an obligation to these franchisees and as a result recognized $265,000 as revenue in fiscal 2005. The support fees were lower because during the period Jamba Juice Company purchased eight of the stores that it had previously been managing for a franchisee. There was also lower revenue from territory fees, partially as a result of a greater emphasis on Company Stores and lower increase in net new franchise stores opened in fiscal 2005. In fiscal 2005, franchisees net unit growth was 14 stores versus 17 in fiscal 2004.

Cost of sales is comprised of fruit, dairy, and other products used to make smoothies and juices, as well as paper products. Cost of sales increased by 30.7% to $51.3 million in fiscal 2005 from $39.3 million in fiscal 2004, primarily due to a significant increase in the cost of oranges during the year. Cost of sales as a percentage of Company Store revenue increased to 25.4% in fiscal 2005 from 23.7% in fiscal 2004. Severe weather caused by hurricanes in Florida in addition to wet, cold weather in California, created product shortages for oranges. This increased the costs for oranges by approximately $1.0 million. A shift in product mix towards the Enlightened Smoothies, now known as jamba light, the new product, the Sixteen, and increased distribution expenses related to entering new markets all served to increase costs. These products were introduced as a response to consumer desire for lower-calorie products which have a slightly lower margin.

Labor costs consist of store management salaries and bonuses, hourly team member payroll and training costs, and other payroll-related items. Labor costs increased $11.9 million or 21.4% to $67.3 million in fiscal 2005 from $55.4 million in fiscal 2004. As a percentage of Company Store revenue, these costs decreased to 33.3% in fiscal 2005 from 33.4% in fiscal 2004. The $13.1 million increase in absolute dollars was primarily attributable to an increase in labor costs associated with new store growth, holiday and overtime pay, payroll taxes, and other team member benefits. This increase was partially offset by a $1.2 million decrease in performance-based bonuses due to the failure to meet predetermined targets.

Occupancy costs include both fixed and variable portions of rent, real estate taxes, property insurance, and common area maintenance charges for all store locations. Occupancy costs increased by 45.8% for fiscal 2005 to $21.1 million from $14.5 million in fiscal 2004. As a percentage of Company Store revenue, these costs increased to 10.5% in fiscal 2005 from 8.7% in fiscal 2004. This $6.6 million increase was primarily a result of $5.6 million in increased rent costs associated with new stores, particularly in New York City and the Chicago area where Jamba Juice Company opened 16 stores. Also contributing to this increase was a $0.8 million increase in common area maintenance and real estate taxes partially as a result of lease renewals and relatively higher costs in New York and Chicago.

Store operating expenses consist primarily of various store-level costs such as regional general and administrative cost for store supervision, recruiting, training, human resources, and local marketing personnel, as well as repairs and maintenance, marketing, utilities, blender charges, and bank charges. Store operating expenses increased 33.8% in fiscal 2005 to $26.5 million as compared to $19.8 million for fiscal 2004 and increased as a percentage of Company Store revenue to 13.1% from 11.9%. This $6.7 million increase in fiscal 2005 was primarily due to increases of $1.4 million in utilities associated with the opening of new stores, $1.3 million in repairs and maintenance costs, $0.7 million in credit card fees, $0.5 million in marketing fund contributions, $0.5 million in computer hardware and office expenses, and $0.4 million in contract and outside services. During fiscal 2005, Jamba Juice Company retained a centralized dispatching and service company, which represented approximately $0.1 million of the increase. The tracking of service calls gave visibility to store level calls and more detailed information about required maintenance. Increased building, plumbing, HVAC, and refrigeration maintenance represented $0.6 million of the increase. Also contributing to the increase in store operating expenses is an additional $0.5 million increase that resulted from increased losses from JJC Florida LLC, an unconsolidated affiliate.

Depreciation and amortization expenses include the depreciation and amortization of fixed assets and the amortization of intangible assets. Depreciation and amortization increased 34.1% in fiscal 2005 to $10.4 million from $7.7 million, and grew as a percentage of total revenue to 5.0% in fiscal 2005 from 4.5% in fiscal 2004. While the increase is a function of 60 store unit growth during fiscal 2005, it is also a reflection of the higher development costs of expanding into new urban markets such as New York and Chicago. During fiscal 2005, the average cost to develop a store in New York City was $0.6 million. In a traditional suburban area, the development costs typically ranged from $0.3 million to $0.4 million.

General and administrative expenses include costs associated with Jamba Juice Company’s support center in San Francisco, bonuses, legal fees, and professional fees. General and administrative expenses increased 7.9% year-over-year to $25.1 million in fiscal 2005 from $23.3 million in fiscal 2004, and decreased as a percentage of total revenue to 12.0% in fiscal 2005 from 13.5% in fiscal 2004. This was primarily due to $1.5 million reduced bonuses for support center employees that are based on Jamba Juice Company’s profit performance versus its budgeted annual operating plan, comparable store revenue, and personal goals. Also contributing to the decline was reduced litigation activities, resulting in a year-over-year $0.5 million reduction of legal expenses.

Store pre-opening costs are largely costs incurred for training new store personnel and pre-opening marketing. Store pre-opening costs increased by 15.7% in fiscal 2005 to $3.1 million from $2.7 million in fiscal 2004 and stayed constant at 1.5% of total revenue. The year-over-year increase was attributed to 60 Company Store openings during fiscal 2005, an increase of 22 stores over the prior year period.

Other operating expenses consist primarily of franchise support expenses, and losses on disposals, asset impairment and store closures. Other operating expenses decreased to $1.4 million for fiscal 2005 from $4.9 million for fiscal 2004, and decreased as a percentage of total revenue to 0.7% from 2.9% for fiscal 2005 and 2004, respectively. Contributing to the $3.5 million decline was $3.1 million less in franchise support expenses, which are costs associated with our Midwest franchisee and Florida joint venture stores. This franchise support is directly related to employment services and is offset by franchise support revenue. This reduction was attributable to a significant reduction in the amount of franchise support that was provided to a Midwest franchisee after Jamba Juice Company acquired eight stores during fiscal 2005 that the Midwest franchisee previously owned in the Chicago area. After the purchase, the labor expense associated with the employees for these stores is reflected as part of store operating expense. The franchise support expenses will continue on a reduced basis going forward as these services are still provided for seven franchise stores in Minnesota that are owned by the Midwest franchisee. Also contributing was a $0.4 million decrease from losses on disposals, asset impairment and store closures.

Interest expense increased 59.4% in fiscal 2005 to $0.8 million from $0.5 million in the prior year. This is a function of higher interest rates and increased borrowings on the credit line during the period, with an average loan amount of $11.9 million in the fiscal 2005, versus $3.5 million in fiscal 2004.

Income tax expense increased to $2.0 million in fiscal 2005 from an income tax benefit of $12.3 million in fiscal 2004. The effective tax rate was 95.8% in fiscal 2005 versus (260.9)% in fiscal 2004. This is primarily due to the reversal of a $13.6 million valuation allowance of deferred tax in fiscal 2004 that was reversed when management determined that it was more likely than not that Jamba Juice Company would be able to utilize its deferred tax credits as profitability had improved, such that Jamba Juice Company had generated three years of pre-tax income (prior to litigation settlement charges). Jamba Juice Company considered projected pre-tax income as well as ongoing prudent and feasible tax planning strategies in assessing the need for continuing to record a valuation allowance. Jamba Juice Company analyzed the components of the deferred tax assets and concluded that it was more likely than not that Jamba Juice Company would be able to utilize its deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Jamba, Inc.—fiscal year ended January 9, 2007

As of January 9, 2007, Jamba Inc.’s liquidity and capital resources included cash and cash equivalents of $87.4 million compared to $1.0 million as of January 10, 2006. In November 2006, the Company received approximately $224.9 million (net of $6.8 million of transaction costs) from the private sale of approximately 30.9 million shares of common stock. The proceeds from the private placement, together with existing cash and cash equivalents, were used to purchase Jamba Juice Company for approximately $240.7 million. Cash provided by operating activities were $4.1 million. Cash used for investing activities, primarily related to the Company’s acquisitions were $130.9 million.

Prior to the Merger, Jamba Juice Company maintained a line of credit in the amount of up to $35 million. A discussion of the terms of Jamba Juice Company’s existing line of credit is provided below, under “Capital Resources.” In connection with the Merger, the existing line of credit was paid down to zero. As of January 9, 2007, the revolving line of credit remains outstanding and available for use by the Company’s wholly owned subsidiary, Jamba Juice Company, in the amount of $32.2 million.

Capital Resources

On January 9, 2007, the Company had cash and cash equivalents of $87.4 million, and its wholly owned subsidiary, Jamba Juice Company, was the beneficiary of a line of credit totaling $35 million. Additionally, the Company has 18.3 million warrants and 750,000 units outstanding, with each “unit” consisting of one share of common stock plus one warrant. Although there can be no assurances the warrants and units will be exercised, if exercised, the Company would realize approximately $118.2 million in proceeds.

The Company intends to use its available cash resources, including any borrowings under Jamba Juice Company’s revolving line of credit described below, to invest in its core business, primarily through building out new locations or upgrading existing locations and other new business opportunities related to its core business. The Company may also use its available cash resources to purchase larger ownership interests in joint venture partnerships, such as JJC Florida, LLC and JJC Hawaii, LLC, both of which are accounted for under the equity method of accounting.

The Company has initiated discussions with several financial institutions to replace and expand the current Jamba Juice Company line of credit. Other than normal operating expenditures, cash requirements for fiscal 2007 are expected to consist primarily of capital expenditures for new Company Stores and the remodeling and refurbishment of existing Company Stores. For the remainder of calendar year 2007, management expects capital expenditures to be in the range of $40 million to $47 million, relating to the opening of approximately 90 Company Stores, remodeling certain existing stores, enhancing the Company’s information systems, and leasehold improvement at our new support center.

Jamba Juice Company has a revolving line of credit (the “Line”) for a maximum principal of up to $35 million or 1.5 times trailing earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined by the agreement for the Line. Borrowings bear interest at either the London Inter Bank Offering Rate (LIBOR) plus a margin of 2.00% to 3.25% or a Base Rate (determined by certain base rates such as Prime, Federal Funds Effective Rate or Base CD rate) plus a margin of 0% to 1.5%, depending on Jamba Juice Company’s adjusted leverage ratio (as defined by the Line). The Line is secured by substantially all of the assets of Jamba Juice Company and requires compliance with certain quarterly financial covenants. The Line expires December 2007. As of January 9, 2007 the Company was in compliance with these covenants. No amounts were outstanding on the Line as of January 9, 2007. In addition to requiring that Jamba Juice Company maintain certain minimum ratios such as a fixed charge coverage ratio and an adjusted leverage ratio, Jamba Juice

Company is prohibited from making loans, advances, or other extensions of credit and is prohibited from paying dividends, dissolving or liquidating the business and creating certain liens. The Line also prohibits certain changes in ownership. The Line was amended to allow for the Merger in November 2006.

Company management believes that its cash flow from operations, together with its current cash reserves and available credit line, will be sufficient to fund its projected capital requirements through 2007 and the foreseeable future. Significant expansion of new stores, new joint ventures, acquisitions and/or other new business opportunities may require additional outside funding. However, at this time, there are no specific commitments for such development or expenditures.

Contractual Obligations

The following table summarizes contractual obligations and borrowings as of January 9, 2007, and the timing and effect that such commitments are expected to have on the Company’s liquidity and capital requirements in future periods (in thousands). The Company expects to fund these commitments primarily with operating cash flows generated in the normal course of business.

	Payments Due by Period (in 000’s)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt obligations	$—	$—	$—	$—	$—
Operating lease obligations(1)	180,144	27,468	49,927	41,151	61,598
Litigation settlement payable	614	614	—	—	—
Construction commitments	976	976	—	—	—
Purchase obligations(2)	37,897	5,663	773	4,229	27,232

Total	$219,631	$34,721	$50,700	$45,380	$88,830

(1)	The Company’s wholly owned subsidiary, Jamba Juice Company, is a party to each Company Store lease obligation, and not Jamba, Inc.

(2)

The Company negotiates pricing and quality specifications for many of the products used in Company Stores and Franchise Stores. This allows for volume pricing and consistent quality of products that meet the Company’s standards. Although the Company negotiates and contracts directly with manufacturers, co-packers or growers for its products, the Company purchases these products from third-party centralized distributors. These distributors source, warehouse and deliver specified products to both Company Stores and Franchise Stores. While the Company does have multi-year pricing agreements with its two frozen yogurt suppliers and with its supplier of liquid dairy products and soy milk, none of these agreements have guaranteed volume commitments. The agreements with the liquid dairy and soy milk supplier are exclusive and run through June 30, 2008. The Company’s frozen yogurt suppliers have exclusive agreements, but are limited to currently specified products. If the Company were to change specifications for its yogurt products, the current suppliers would have a right of first negotiation to meet the new specifications.

The operating lease obligations represent future minimum lease payments under non-cancelable operating leases as of January 9, 2007. The minimum lease payments do not include common area maintenance (“CAM”) charges or real estate taxes, which are also required contractual obligations under the Company’s operating leases. In the majority of the Company’s operating leases, CAM charges are not fixed and can fluctuate from year to year. Total CAM charges and real estate taxes for the Company’s fiscal year ended January 9, 2007 was $0.5 million.

Contingent Liabilities

Jamba Juice Company is the guarantor on three store leases for two franchisees and would be liable for lease payments in the event either of these parties defaulted on their lease obligations. The potential amount of this liability is $0.3 million as of January 9, 2007 and has not been recorded on the consolidated financial statements.

The Company has commitments under contracts for the construction of leasehold and other improvements for stores to be opened in fiscal 2007. Portions of such contracts not completed at the end of fiscal 2006 are not reflected in the consolidated financial statements. These unrecorded commitments were $1.0 million as of January 9, 2007.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

COMMODITY PRICES, AVAILABILITY AND GENERAL RISK CONDITIONS

We contract for significant amounts of IQF (instant quick freeze) fruit, fruit concentrate and dairy products to support the needs of both our Company Stores and Franchise Stores. The price and availability of these commodities directly impacts our results of operations and can be expected to impact the Company’s future results of operations.

SEASONALITY AND QUARTERLY RESULTS

Our business is subject to seasonal fluctuations. Historically, significant portions of Jamba Juice Company’s revenue and profits were realized during the first and fourth quarters of Jamba Juice Company’s fiscal year, which included the warmer Summer season. Due to the Company’s recent change of fiscal year, going forward we expect to realize significant portions of our revenue during the second and third quarters of the fiscal year, which align with the warmer Summer season. In addition, quarterly results are affected by the timing of the opening of new stores and weather conditions. However, growth of our store locations may conceal or diminish the financial statement impact of such seasonal influences. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require management to make estimates and assumptions about future events and its impact on amounts reported in the Company’s consolidated financial statements and related notes. Since future events and its impact cannot be determined with certainty, actual results may differ from management’s estimates. Such differences may be material to the consolidated financial statements.

Management of the Company believes its application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances dictate a change.

Jamba, Inc.’s accounting policies are more fully described in Note 1 “Business and Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements,” included elsewhere in this annual report on Form 10-K. Jamba, Inc. has identified the following critical accounting policies:

Store Closing and Impairment Charges

The Company regularly reviews its stores’ operating performance. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, losses related to the impairment of long-lived assets are recognized when expected future cash flows are less than the asset’s carrying value. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, management of the Company makes an evaluation of recoverability by comparing the carrying values of the assets to projected future cash flows, in addition to other quantitative and qualitative analyses. For goodwill and other intangible assets, the Company performs impairment tests annually and more frequently if facts and circumstances indicate goodwill carrying values exceed estimated reporting unit fair values. In addition, impairment for store locations is performed on a quarterly basis. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations for an amount equal to the difference between the carrying value and the asset’s fair value. The fair value of the store’s long-lived assets is estimated using the discounted future cash flows of the assets based upon a rate that approximates our weighted average cost of capital. Net assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. The Company identifies cash flows for retail net assets at the individual store level. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell. Management of the Company makes judgments related to the expected useful lives of long-lived assets and its ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As management assesses the ongoing expected cash flows and carrying amounts of the Company’s long-lived assets, these factors could cause the Company to realize material impairment charges.

When stores that are under long-term leases close, the Company records a liability for the future minimum lease payments and related ancillary costs, net of estimated cost recoveries that may be achieved through subletting properties, discounted using a weighted average cost of capital. Management of the Company estimates future cash flows based on its experience and knowledge of the market in which the closed store is located and, when necessary, uses real estate brokers. However, these estimates project future cash flows several years into the future and are affected by factors such as inflation, real estate markets and economic conditions.

Jambacard Revenue Recognition

The Company, through its subsidiary Jamba Juice Company, sells jambacards to its customers in its retail stores and through its websites. The Company’s jambacards do not have an expiration date. The Company recognizes income from jambacards when (i) the jambacard is redeemed by the customer or (ii) the likelihood of the jambacard being redeemed by the customer is remote (also referred to as “breakage”) and it determines that it does not have a legal obligation to remit the value of unredeemed jambacards to the relevant jurisdictions. Management of the Company determines the breakage rate based upon historical redemption patterns. Jambacard breakage income is recorded as a reduction in other operating expenses in our consolidated statements of operations.

Jamba Juice Company has sold the jambacard since November of 2002. The jambacard works as a reloadable gift or debit card. At time of the initial load, in an amount between $5 and $500, the Company records an obligation that is reflected as store value cards on the consolidated balance sheet. The Company relieves the liability and records the related revenue at the time a customer redeems any part of the amount on the card. The card does not have any expiration provisions and is not refundable. Management of the Company has evaluated the redemption patterns associated with its jambacards and has determined that redemptions become remote after three years of inactivity. As a result, the Company recognized $0.3 million of income from jambacard breakage in fiscal 2006.

Self-Insurance Reserves

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, healthcare benefits, general liability, property insurance, director and officers’ liability insurance, and vehicle liability. Liabilities associated with the risks that the Company retains are estimated in part, by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The estimated accruals for these liabilities, portions of which are calculated by third party actuarial firms who utilize estimates of expected losses, are based on statistical analyses of historical industry data as well as our actual historical trends. If actual claims experience differs from our assumptions, historical trends, and estimates, changes in our insurance reserves would impact the expense recorded in our consolidated statements of operations.

Income Taxes

In establishing deferred income tax assets and liabilities, management of the Company makes judgments and interpretations based on enacted tax laws and published tax guidance applicable to the Company’s operations. The Company records deferred tax assets and liabilities and evaluates the need for valuation allowances to reduce deferred tax assets to realizable amounts. Changes in the Company’s valuation of the deferred tax assets or changes in the income tax provision may affect its annual effective income tax rate.

Stock-Based Compensation

The Company grants stock options for a fixed number of shares to certain employees and directors with an exercise price based on an average of the closing price of the Company’s common stock for five trading days, consisting of the two days immediately following the date of grant, the day of the grant, and the two days immediately before the date of grant. The Company also grants restricted stock with a fair value determined based on the closing price of the Company’s common stock on the date of grant. Stock options and restricted stock generally vest over a four-year period. Stock-based compensation expense is recognized ratably over the service period.

On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, and SEC Staff Accounting Bulletin No. 107 (“SAB 107”), Share-Based Payment, requiring the measurement and recognition of all share-based compensation under the fair value method. The Company implemented SFAS 123R using the modified prospective transition method, which does not result in the restatement of previously issued financial statements. The Company had not issued options prior to its acquisition of Jamba Juice Company in November 2006.

The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. Expected dividends are zero based on history of not paying cash dividends on the Company’s common stock. Expected volatility is based on a 50/50 blend of historic, daily stock price observations of the Company’s common stock since its inception and historic, daily stock price observations of the Company’s peers during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. SFAS 123R also requires that estimated forfeitures be included as a part of the grant date estimate. We use historical data to estimate expected employee behaviors related to option exercises and forfeitures. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models or assumptions, nor is there a means to compare and adjust the estimates to actual values, except for annual adjustments to reflect actual forfeitures.

We granted options to purchase 2,031,933 shares of our common stock and issued restricted stock totaling 137,500 shares during fiscal 2006. Stock-based compensation expense totaled approximately $0.4 million for stock options and approximately $46,000 for restricted stock for fiscal 2006.

Accounting for Warrants and Derivative Instruments

On July 6, 2005, the Company consummated its initial public offering of 15,000,000 units. On July 7, 2005, the Company consummated the closing of an additional 2,250,000 units that were subject to the underwriters’ over-allotment option. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from the Company one share of its common stock at an exercise price of $6.00 per share and expires in July 2009.

The Company sold to the representative of the underwriter, for $100 a warrant to purchase up to a total of 750,000 units. The units issuable upon exercise of this option are identical to those sold in the initial public offering, except that the warrants included in the option have an exercise price of $7.50 (125% of the exercise price of the warrants included in the units sold in the offering). This option is exercisable at $10.00 per unit and expires on June 27, 2010.

The Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock, (“EITF 00-19”) requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset, or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, the 17,250,000 warrants issued to purchase common stock are separately accounted for as liabilities. The fair value of these warrants is shown on the Company’s consolidated balance sheets and the unrealized changes in the values of these derivatives are shown in the Company’s consolidated statements of operations as “Gain (loss) on derivative liabilities.” These warrants are freely traded on the NASDAQ Global Market, consequently the fair value of these warrants is estimated as the market price of a warrant at each period-end. To the extent that the market price increases or decreases, the Company’s derivative liabilities will also increase or decrease, impacting the Company’s consolidated statements of operations.

Fair values for exchange-traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market-based pricing models incorporating readily observable market data and requiring judgment and estimates. The purchase option to purchase 750,000 shares is considered an equity instrument, as the underlying shares do not need to be registered, and all other criteria to be accounted for as an equity instrument have been fulfilled. The embedded derivative, the warrant to purchase 750,000 shares for $7.50 each, follow the same accounting guidelines as the 17,250,000 warrants discussed previously, and is considered a liability.

The Company estimated the fair value of the derivative instruments at inception and as of each balance sheet date using a Black-Scholes option-pricing model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award and was 4.72% as of January 9, 2007, 4.3% as of January 10, 2006 and December 31, 2005, and 4.1% as of inception. Expected dividends are zero based on history of not paying cash dividends on the Company’s common stock. The Company does not have any plans to pay dividends in the future. Had it had plans to pay dividends, it would use a rate for its current valuation. The expected term was determined to be the remaining contractual life of the option or derivative of 3.5 years as of January 9, 2007 and 4.5 years as of January 10, 2006 and December 31, 2005.

Due to its limited trading history, the Company uses volatility rates based on a 50/50 blend of historic, daily stock price observations of the Company’s common stock since its inception and historic, daily stock price observations of the Company’s peers (companies in Jamba Juice Company’s industry that are viewed as a “concept” and a leader in the premium, specialty growth segment) for a period prior to the balance sheet date that is equal in length to the expected term. Prior to the Merger Agreement, the Company used volatility rates based upon a sample of comparable special purpose acquisition corporations. The volatility factor used in Black-Scholes has a significant effect on the resulting valuation of the derivative liabilities on the Company’s consolidated balance sheet. The volatility index used for the calculation was 34.4% as of January 9, 2007 and 41.8% as of January 10, 2006, and December 31, 2005, and 49.5% as of inception. Since the resulting valuation of the warrant was lower than its relative fair value, the Company used the relative fair value as of January 9, 2007. Relative fair value is estimated as the difference between the closing market price of the Company’s common stock and the exercise price of the derivative. The Company’s stock price and volatility estimates will likely change in the future, and will therefore affect the derivative liabilities recorded. To the extent that the Company’s stock price increases or decreases, its derivative liabilities will also increase or decrease, absent any change in volatility rates and risk-free interest rates.

The estimated fair value of the warrants was $69.5 million, $13.6 million, $13.8 million, and $15.9 million as of January 9, 2007, January 10, 2006, December 31, 2005, and inception, respectively. The estimated fair value of the embedded warrant was $1.7 million as of January 9, 2007 and $0.2 million as of January 10, 2006, December 31, 2005, and inception, respectively. Such amounts are recorded as derivative liabilities in the consolidated balance sheets.

The Company issued new warrants to purchase 0.3 million shares of Company common stock (the “Rolled-Over Warrants”) on November 29, 2006, in exchange for the then outstanding warrants of Jamba Juice Company. These warrants were converted to provide terms and expiration dates that were substantially similar to the terms contained in the original Jamba Juice Company warrants. Since the Rolled-Over Warrants do not contain a requirement to register the underlying shares and none of the other criteria that would require derivative treatment of these warrants have been met, the Rolled-Over Warrants are considered an equity instrument and were recorded as part of the purchase price of Jamba Juice Company at their acquisition date estimated fair value of $2.3 million.

Recent Accounting Pronouncements

In June 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force (“EITF”) in Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation). Issue No. 06-3 requires disclosure of an entity’s accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer including sales, use, value-added, and some excise taxes. The Company presents such taxes on a net basis (excluded from revenue). The adoption of Issue No. 06-3, which is effective on January 10, 2007, is not expected to have an effect on our financial position, cash flows, or results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently recognizing, derecognizing and measuring tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to uncertainties as they relate to income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006, and must therefore be adopted by the Company no later than May 1, 2007, its first quarter in fiscal 2007. Management is currently evaluating the impact of FIN 48. The cumulative effect of the interpretation’s adoption will be an adjustment to beginning retained earnings in the year of adoption.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current-year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior-year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 is not expected to have an impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS No. 159 on its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks due primarily to changes in interest rates, which it moderates primarily by managing the maturities of its financial instruments. The Company does not use derivatives to alter the interest characteristics of its financial instruments. Management does not believe a change in interest rate will materially affect the Company’s financial position or results of operations. A one percent change of the interest rate would result in an annual change in the results of operations of $0.9 million.

The Company purchases significant amounts of fruits and dairy products to support the needs of its Company Stores. The price and availability of these commodities directly impacts the results of operations and can be expected to impact the future results of operations.

The Company purchases fruit based on short-term seasonal pricing agreements. These short-term agreements generally set the price of procured frozen fruit and 100% pure fruit concentrates for less than one year based on estimated annual requirements. In order to mitigate the effects of price changes in any one commodity on its cost structure, the Company contracts with multiple suppliers both domestically and internationally. These agreements typically set the price for some or all of the Company’s estimated annual fruit requirements, protecting it from short-term volatility. Nevertheless, these agreements typically contain a force majeure clause, which, if utilized (such as when hurricanes in 2004 that destroyed the Florida orange crop and more recently with the freeze that affected California citrus), may subject the Company to significant price increases.

The Company’s pricing philosophy is not to attempt to change consumer prices with every move up or down of the commodity market, but to take a longer term view of managing margins and the value perception of its products in the eyes of its customers. Management’s objective is to maximize the Company’s revenue through increased customer frequency. In cases such as the recent increase in orange prices, management has instituted a limited time price surcharge on products made with orange juice.

The Company does not purchase derivative instruments on the open market. However, the Company has classified certain warrants as derivative instruments (a long-term liability of $71.2 million at January 9, 2007). Classification as derivative liabilities was required because, for each instrument, there is a possibility that the instrument could be required to be settled in stock that requires registration. The Company is required to mark these instruments to market as of the end of each reporting period and to recognize the change in fair value in our consolidated statements of operations. The Company’s stock price has been historically volatile and the fair values of these instruments are sensitive to changes in the Company’s underlying stock price. Also, the Company may be subject to changes in the risk free interest rate. As such, the carrying amount of these instruments may be volatile from period to period. For the period from inception (January 6, 2005) to January 9, 2007 the Company recorded a cumulative loss on derivative instruments of $55.1 million, such amount representing the change in fair value between the initial recording of the derivative and the fair value as of January 9, 2007. For fiscal 2006, the loss on derivative liabilities was $57.4 million, representing the change in fair value between January 10, 2006 and January 9, 2007.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Jamba, Inc.

San Francisco, California

We have audited the accompanying consolidated balance sheets of Jamba, Inc. (formerly Services Acquisition Corp. International) and subsidiary (the “Company”) as of January 9, 2007 and January 10, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal year ended January 9, 2007, and the period from January 1, 2006 to January 10, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of the Company as of December 31, 2005 and for the period from January 6, 2005 (inception) to December 31, 2005 were audited by other auditors whose report, dated March 23, 2006, except for Notes 1, 11, and 13 which are dated August 1, 2006, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jamba, Inc. and subsidiary as of January 9, 2007 and January 10, 2006, and the results of their operations and their cash flows for the fiscal year ended January 9, 2007, and the period from January 1, 2006 to January 10, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, on January 1, 2006, the Company changed its method of accounting for share-based payment awards to conform to Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

/s/ Deloitte & Touche LLP

San Francisco, California April 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Jamba, Inc.,

We have audited the accompanying balance sheet of Jamba, Inc. as of December 31, 2005 and the related statements of operations, stockholders’ equity, and cash flows for the period from January 6, 2005 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jamba, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the period from January 6, 2005 (inception) to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey

March 23, 2006, except for notes 1, 11 and 13 which are dated August 1, 2006

JAMBA, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	January 9, 2007	January 10, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$87,379	$977	$977
Receivables, net of allowances of $96	3,420	—	—
Inventories	2,356	—	—
Deferred income taxes	6,170	42	—
Prepaid rent	1,880	—	—
Prepaid expenses and other current assets	3,563	54	57

Total current assets	104,768	1,073	1,034
Property, fixtures and equipment, net	85,305	—	—
Goodwill	94,162	—	—
Trademarks and other intangible assets, net	177,580	—	—
Other long-term assets	5,738	—	—
Cash held in trust	—	128,266	128,174

Total assets	$467,553	$129,339	$129,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,456	$1	$1
Accrued compensation and benefits	6,702	—	—
Workers’ compensation and health self-insurance reserves	3,917	—	—
Accrued store value cards	19,712	—	—
Litigation settlement payable	614	—	—
Other accrued expenses	4,749	87	84
Income taxes payable	—	89	85
Derivative liabilities	71,197	13,814	13,987

Total current liabilities	117,347	13,991	14,157
Deferred franchise revenue	50	—	—
Deferred income tax	60,331	—	—
Deferred rent and other long-term liabilities	3,950	—	—
Commitments and contingencies (Notes 9 and 15)	—	—	—

Common stock, subject to possible redemption, 3,448,275 shares at redemption value at January 10, 2006 and December 31, 2005	—	25,241	25,241

Stockholders’ equity:
Common stock, $.001 par value, authorized 150,000,000 shares; issued and outstanding 51,881,616 as of January 9, 2007 and 21,000,000 shares as of January 10, 2006 and December 31, 2005 (which includes the 3,448,275 shares subject to possible redemption at January 10, 2006 and December 31, 2005)	52	21	21
Additional paid-in capital	341,256	86,493	86,493
Retained earnings (deficit)	(55,433)	3,593	3,296

Total stockholders’ equity	285,875	90,107	89,810

Total liabilities and stockholders’ equity	$467,553	$129,339	$129,208

See Notes to Consolidated Financial Statements.

JAMBA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)	Fiscal Year Ended January 9, 2007	For the Period January 1, 2006 to January 10, 2006	For the Period January 6, 2005 (inception) to December 31, 2005
Revenue:
Company stores	$22,064	$—	$—
Franchise and other revenue	1,051	—	—

Total revenue	23,115	—	—

Operating expenses:
Cost of sales	6,039	—	—
Labor costs	8,524	—	—
Occupancy costs	3,590	—	—
Store operating expense	4,222	—	—
Depreciation and amortization	1,878	—	—
General and administrative expense	6,195	—	—
Store preopening expense	285	—	—
Other operating expense	675	—	—
Formation and operating costs	—	6	197

Total operating expenses	31,408	6	197

Other income (expense):
Gain (loss) on derivative liabilities	(57,383)	173	2,125
Interest income	4,177	92	1,453
Interest expense	(71)	—	—

Total other income (expense)	(53,277)	265	3,578

Income (loss) before income taxes	(61,570)	259	3,381
Income tax benefit (expense)	2,544	38	(85)

Net income (loss)	$(59,026)	$297	$3,296

Weighted-average shares used in the computation of earnings per share:
Basic	24,478,384	21,000,000	11,777,489
Diluted	24,478,384	23,703,268	13,049,709

Earnings (loss) per share:
Basic	$(2.41)	$0.01	$0.28
Diluted	$(2.41)	$0.01	$0.25

See Notes to Consolidated Financial Statements.

JAMBA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Stockholders’ Equity
(Dollars in thousands)	Shares	Amount
Balance as of January 6, 2005 (inception)	—	$—	$—	$—	$—
Common shares issued	3,750,000	4	25	—	29
Sale of 15,000,000 shares, net of underwriters’ discount and offering expenses (including 2,998,500 shares subject to possible redemption)	15,000,000	15	110,903	—	110,918
Sale of 2,250,000 shares through the over-allotment option offering, net of underwriters’ discount (including 449,775 shares subject to possible redemption)	2,250,000	2	16,918	—	16,920
Proceeds subject to possible redemption (3,448,275 shares)	—	—	(25,241)	—	(25,241)
Reclassification to derivative liabilities (warrants) for part of proceeds from the sale of shares	—		(16,112)	—	(16,112)
Net income	—	—	—	3,296	3,296

Balance as of December 31, 2005	21,000,000	21	86,493	3,296	89,810
Net income	—	—	—	297	297

Balance as of January 10, 2006	21,000,000	21	86,493	3,593	90,107
Issuance of shares in private placement	30,879,999	31	231,569	—	231,600
Private placement fees	—	—	(6,750)	—	(6,750)
Reclass of common stock subject to redemption			25,241		25,241
Exercise of warrants	1,617	—	7	—	7
Stock-based compensation expense	—	—	427	—	427
Assumption of Jamba Juice Company options and warrants at fair value	—	—	4,269	—	4,269
Net loss	—	—	—	(59,026)	(59,026)

Balance as of January 9, 2007	51,881,616	$52	$341,256	$(55,433)	$285,875

See Notes to Consolidated Financial Statements.

JAMBA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Fiscal Year Ended January 9, 2007	For the Period January 1, 2006 to January 10, 2006	For the Period January 6, 2005 to December 31, 2005
Cash provided by (used in) operating activities:
Net income (loss)	$(59,026)	$297	$3,296
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,878	—	—
Loss on store closures and disposals	587	—	—
Stock-based compensation	426	—	—
Jambacard breakage income	(305)	—	—
Deferred rent and other	333	—	—
Deferred income taxes	(2,837)	(42)	—
(Gain) loss on derivative liabilities	57,383	(173)	(2,125)
Changes in operating assets and liabilities:
Receivables, net	(1,890)	—	—
Inventories	406	—	—
Prepaid expenses and other current assets	2,864	3	(57)
Other long-term assets	(2,851)	—	—
Accounts payable	(520)	—	1
Accrued compensation and benefits	481	—	—
Accrued store value cards	5,187	—	—
Litigation settlement payable	83	—	—
Accrued expenses and other liabilities	(2,909)	3	84
Deferred franchise revenue	5	—	—
Income taxes payable	—	4	85

Cash provided by operating activities	(705)	92	1,284

Cash provided by (used in) investing activities:
Capital expenditures	(4,772)	—	—
Cash paid in acquisitions, net of cash acquired	(245,350)	—	—
Cash in trust	128,266	—	—
Cash contribution	(20)	(92)	(128,174)

Cash used in investing activities	(121,876)	(92)	(128,174)

Cash provided by (used in) financing activities:
Payments on debt facility	(15,875)	—	—
Cash from private placement and exercise of warrants	224,858	—	—
Proceeds from notes payable, stockholders	—	—	160
Payment of notes payable, stockholders	—	—	(160)
Proceeds from sale of stock	—	—	29
Gross proceeds of public offering	—	—	120,000
Payments of costs of public offering	—	—	(9,082)
Gross proceeds of over-allotment option offering	—	—	18,000
Payments of costs of over-allotment option offering	—	—	(1,080)

Cash provided by financing activities	208,983	—	127,867

Net increase in cash and equivalents	86,402	—	977
Cash and equivalents at beginning of period	977	977	—

Cash and equivalents at end of period	$87,379	$977	$977

Noncash financing transactions:
Reclassification of deferred tax asset to prepaid income tax	$4,533	$—	$—
Fair value of options and warrants assumed in connection with the Merger	$4,269	$—	$—

See Notes to Consolidated Financial Statements.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—Jamba, Inc. and its subsidiary (the “Company”) was incorporated in Delaware on January 6, 2005 as Services Acquisition Corp. International, a blank check company formed to serve as a vehicle for the acquisition of a then unidentified operating business. The registration statement for the Company’s initial public offering (the “Offering”) was declared effective June 29, 2005. On July 6, 2005, the Company consummated its initial public offering and received net proceeds of approximately $110.9 million and executed the over-allotment option offering on July 7, 2005 and received net proceeds of approximately $17.0 million. Services Acquisition Corp. International’s management had broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering were intended to be generally applied toward consummating a merger with an operating company. This operating company was subsequently identified as Jamba Juice Company.

On March 10, 2006, the Company entered into an Agreement and Plan of Merger with Jamba Juice Company the “Merger Agreement.” On November 29, 2006 (the “Merger Date”), the Company consummated the merger with Jamba Juice Company (the “Merger”) whereby Jamba Juice Company became a wholly owned subsidiary of the Company, and the Company changed its name to Jamba, Inc. to reflect the addition of an operating company (see Note 2). For accounting purposes, the Merger has been treated as a purchase business combination. The results of Jamba Juice Company are included in the consolidated financial statements subsequent to the Merger Date. During the periods prior to the Merger the Company was in the development stage.

The Company offers a wide variety of fresh blended-to-order smoothies, fresh-squeezed juices, baked goods and snacks through retail stores. As of January 9, 2007, there were 595 locations consisting of 373 company owned and operated stores and 222 franchise stores operating in 23 states, the District of Columbia and the Bahamas; notwithstanding the single Bahamas location, we have no other international locations. Of these 595 locations, 329 were located in California. Jamba Juice Company began operations in 1990.

Basis of Presentation—The consolidated financial statements include the accounts of the Company and, subsequent to the Merger, its wholly owned subsidiary, Jamba Juice Company. All significant intercompany balances and transactions have been eliminated. The equity method of accounting is used to account for joint ventures owned by Jamba Juice Company because Jamba Juice Company exercises significant influence over operating and financial policies of its partners. Accordingly, the carrying value of these investments is reported in other long-term assets, and the Company’s equity in the net income and losses of these investments is reported in store operating expenses.

Fiscal Year End—On November 29, 2006, Jamba, Inc.’s board of directors approved a change to the Company’s fiscal year end from December 31 to the second Tuesday following December 31 of the ensuing year. The Company’s most recently completed fiscal year started on January 11, 2006 and ended on January 9, 2007, which we refer to as “fiscal 2006.” The period from inception (January 6, 2005) to December 31, 2005 is referred to as “fiscal 2005.”

Significant Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

Concentrations of Risk—The Company maintains food distribution contracts primarily with one supplier, Southwest Traders, Inc. This supplier provided 82% of product cost included in cost of sales for fiscal 2006,

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

which potentially subjects the Company to a concentration of business risk. If this supplier had operational problems or ceased making product available to the Company, operations could be adversely affected.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with high-quality financial institutions. Balances in the Company’s cash accounts frequently exceed the Federal Deposit Insurance Corporation insurance limit.

Self-Insurance Reserves—The Company uses a combination of insurance and self-insurance to provide for the liabilities for workers’ compensation, healthcare benefits, general liability, property insurance, director and officers’ liability and vehicle liability. Liabilities associated with the self-insured risks are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The estimated accruals for these liabilities, portions of which are calculated by independent third-party actuaries, could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. The workers’ compensation self-insurance reserve is included in “Workers’ compensation and health self-insurance reserves” in the consolidated balance sheets and was $2.5 million as of January 9, 2007.

Cash and Cash Equivalents—The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. As of January 9, 2007, January 10, 2006, and December 31, 2005, the Company did not have any investments with maturities greater than three months.

Cash Held in Trust—Investments held in trust as of January 10, 2006 and December 31, 2005 were held in cash, not cash equivalents. The Company invested in various short-term tax free money market funds promulgated under the Investment Company Act of 1940. Dividend and interest income earned on such investments were the Company’s sole source of income until the consummation of the Merger.

Receivables—Receivables primarily represent amounts due for royalty fees, advertising fees, and jambacards issued by the franchisees. The allowance for doubtful accounts is the Company’s estimate of the amount of probable credit losses in the Company’s existing accounts receivable.

Inventories—Inventories include only the purchase cost and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method (FIFO). Inventories consist of food, beverages and available-for-sale promotional products.

Property, Fixtures, and Equipment—Property, fixtures, and equipment acquired in the Merger are stated at estimated fair value as of the Merger Date less accumulated depreciation and amortization recorded subsequent to the Merger. Property, fixtures and equipment acquired subsequent to the Merger are stated at cost less accumulated depreciation and amortization. Depreciation of furniture, fixtures, and equipment is calculated using the straight-line method over the estimated remaining useful life of the asset, generally ranging from three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term, which is generally 10 years. The costs of repair and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized.

Capitalized Interest—The Company capitalizes interest costs related to purchase and construction of qualifying assets. During fiscal 2006, no interest costs were capitalized. Capitalized interest is amortized over the life of the assets.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Goodwill—Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of identifiable net tangible and identifiable intangible assets acquired and liabilities assumed. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangible assets are reviewed for impairment at least annually and if a triggering event were to occur in an interim period. Goodwill impairment is determined using a two-step process. The first step of the impairment test is used to identify potential impairment by comparing the fair value to the book value, including goodwill. If the fair value exceeds book value, goodwill is not considered impaired and the second step of the impairment is not required. If the book value exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the goodwill with the book value of that goodwill. If the book value of the goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a merger. The annual impairment testing is performed in the fourth quarter of the Company’s fiscal year. Goodwill recorded as a result of the Merger was $93.8 million.

Trademarks and Other Intangible Assets—As a result of the Merger, the Company recorded the estimated fair value of purchased intangible assets of $177.6 million, which primarily consist of trademarks and trade names. The fair values of these intangible assets are estimated based on management’s assessment as well as an independent third-party appraisal. Trademarks and other intangible assets with indefinite lives are not amortized, but instead evaluated for impairment annually or more frequently if events or circumstances indicate that the intangible asset might be impaired. The evaluation of the recoverability of intangible assets with indefinite lives includes valuations based on an independent appraisal. If this analysis indicates an impairment of an intangible asset with an indefinite useful life, the amount of the impairment is recognized in the consolidated financial statements.

Amortization of intangible assets with finite lives, consisting of franchise agreements, employment/nonsolicitation agreements, and a favorable lease portfolio is recognized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. Useful lives for the franchise agreements and employment agreements are 13.4 years and 4.0 years, respectively. The useful life of the favorable lease portfolio is based on the related lease term. Intangible assets are reviewed for impairment periodically if events or changes in circumstances indicate that the carrying amount may not be recoverable.

Impairment and Store Closing Charges —In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, losses related to the impairment of long-lived assets are recognized when expected future cash flows are less than the asset’s carrying value. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, management of the Company evaluates recoverability by comparing the carrying values of the assets to projected future cash flows, in addition to other quantitative and qualitative analyses. In addition, impairment tests for store closures are conducted quarterly. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations for an amount equal to the difference between the carrying value and the assets fair value. The fair value of the store’s long-lived assets is estimated using the discounted future cash flows of the assets based upon a rate that approximates our weighted-average cost of capital. Net assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. The Company identifies cash flows for retail net assets at the individual store level. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell. The Company makes judgments related to the expected useful lives of long-lived assets and its ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize material impairment charges. There was no asset impairment recorded for fiscal 2006.

When stores that are under long-term leases close, the Company records a liability for the future minimum lease payments and related ancillary costs, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations, discounted using a weighted-average cost of capital. Management of the Company estimates future cash flows based on their experience and knowledge of the market in which the closed store is located and, when necessary, uses real estate brokers. However, these estimates project future cash flows several years into the future and are affected by factors such as inflation, real estate markets, and economic conditions. No stores have closed since the completion of the Merger.

Jambacards—The Company, through its subsidiary, Jamba Juice Company, has been selling jambacards to its customers in its retail stores and through its website since November 2002. The Company’s jambacards do not have an expiration date. An obligation is recorded at the time of either an initial load or a subsequent reload in the accrued store value cards line item on the Company’s consolidated balance sheet. The Company recognizes income from jambacards when (i) the jambacard is redeemed by the customer or (ii) the likelihood of the jambacard being redeemed by the customer is remote (also referred to as “jambacard breakage”) and the Company determines that it does not have a legal obligation to remit the unredeemed jambacards to the relevant jurisdictions. The Company determines the jambacard breakage rate based upon its historical redemption patterns. The Company applies an estimated jambacard breakage rate after three years of inactivity when based on historical information, it determines the likelihood of redemption becomes remote. Jambacard breakage income is included in other operating expenses in the consolidated statements of operations. The Company recorded $0.3 million of jambacard breakage income during fiscal 2006.

During fiscal 2006, the Company sold $8.7 million of its jambacards. In addition, the Company also sold reloaded cards for $0.9 million during fiscal 2006. Customers redeemed $4.4 million at the stores, which is included in revenue in the consolidated statements of operations.

Deferred Rent—The Company’s lease agreements generally provide for scheduled rent increases during the lease terms, or for rental payments commencing at a date other than the date of possession. Rent expense is recognized on a straight-line basis over the respective terms of the leases. The difference between the amount charged to operations and cash paid under the leases is recorded as deferred rent. In accordance with SFAS No. 141, deferred rent recorded by Jamba Juice Company prior to the Merger has not been recorded by the Company in purchase accounting. Deferred rent resulting from the difference between the amounts charged to operations and cash paid under the leases for periods subsequent to the Merger is being recorded by the Company.

Construction Allowances—The Company receives construction allowances from landlords, which are deferred and amortized on a straight-line basis over the life of the lease as a reduction of rent expense. Construction allowances are recorded in deferred rent and other long-term liabilities. In accordance with SFAS No. 141, construction allowances recorded by Jamba Juice Company prior to the Merger have not been recorded by the Company in purchase accounting.

Revenue Recognition—Revenue from Company Stores is recognized when product is sold. Revenue from store value cards, such as the jambacard are recognized upon redemption. Until redemption, outstanding customer balances are recorded as a liability. See above for discussion on recognition of jambacard breakage.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Franchise revenue is generated from three basic forms: development fees, initial franchise fees, and royalties. Development fees are paid to the Company as part of an agreement to open and operate a specific number of stores in a specified territory. The amount of the fee is based on the number of stores to be opened pursuant to the development agreement and secures the territory for exclusivity during the development. The nonrefundable fees collected for these services are recognized ratably as the franchise stores under these agreements open. The Company’s multi-unit development agreements specify the number of stores to be opened. Any changes to the specific number of stores would be stated in a subsequent contractual agreement (see Note 3).

The Company charges an initial franchise fee for providing operational materials, new store opening planning, and functional training courses. Initial franchise fees are paid for every store the franchisee opens and are due at the time the franchise agreement for a particular store is executed. Franchise fees are recognized as revenue when all material services or conditions have been substantially performed or satisfied and no other material conditions or obligations related to the determination of substantial performance exist. Duties and services that are completed prior to approval include training, facilities inspection, receipt of operating license(s), and clearance from appropriate agencies. These duties and services are substantially complete prior to the approval of opening of a store. Duties and services relating to the earning of the franchise fees are necessary for the stores to open. Revenue is recognized when the store opens.

Royalties are determined as a percentage of revenue and are recognized in the same period as the related franchise store revenue. If collection of the franchise royalty fee is doubtful, a receivable and an allowance are recorded by the Company without any revenue recognition and revenue is recognized at the time such receivables are collected.

In addition, as part of two different management agreements the Company has assigned employees full time to support two area developers in accordance with an area development affiliation agreement (see Note 3). The Company bears all the responsibilities and obligations related to these employees and records the employee costs as franchise support expense and the reimbursement from the area developers as franchise and other revenue. Employee costs are charged at cost. Due to uncertainty of collection of the reimbursement from these two area developers, the revenue is recognized on a cash basis. The Company purchased the Midwest franchisee in December 2006 (See Note 2), and will be party to one management agreement going forward.

Advertising Costs—Advertising costs are expensed as incurred and were $1.6 million in fiscal 2006, and are classified as store operating expenses. The Company also receives advertising contributions from its franchisees. These contributions are a contractual obligation of the franchisee and are recorded as an offset to advertising expense and were $1.5 million for fiscal 2006.

Store Pre-opening Costs—Costs incurred in connection with start-up and promotion of new store openings as well as rent from possession date to store opening date are expensed as incurred.

Comprehensive Income—Comprehensive income is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments from owners and distributions to owners. Comprehensive income equals net income for all periods presented.

Income Taxes—Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than changes in the tax law or rates. A valuation allowance is recorded when it is deemed more likely than not that a deferred tax asset will be not realized.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Common Stock Subject to Possible Redemption—With respect to the first business combination, which was approved and consummated, any Public Stockholder who voted against the business combination could demand that the Company redeem his or her shares. The per share redemption price equaled the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the business combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders could seek redemption of their shares in the event of a business combination. Such Public Stockholders were entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. Accordingly, the Company had set up a liability on the balance sheet for the possible redemption of 3,448,275 shares of common stock in the amount of $25.2 million as of January 10, 2006 and December 31, 2005. No Public Stockholders voted against the merger with Jamba Juice Company. Upon completion of the Merger, the redemption right no longer existed, therefore, the liability for possible redemption was reclassified to additional paid-in capital in fiscal 2006.

Common Stock—In March 2005, the Board of Directors of the Company approved a stock dividend of 1.5714 shares of common stock for each outstanding share of common stock to all stockholders of record on March 28, 2005. The sole purpose for such dividend was to maintain the existing stockholders’ collective ownership at 20% of issued and outstanding shares immediately after the Company’s initial offering of 15.0 million units at $8.00 per unit. Subsequent to the initial offering, the underwriters exercised their over-allotment option of 2.25 million units effectively lowering the founder’s ownership to approximately 17.68%. All transactions and disclosures in the consolidated financial statements, related to the Company’s common stock, have been adjusted to reflect the results of the stock dividend.

Earnings Per Share—Earnings per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic net income per share is computed based on the weighted-average of common shares outstanding during the period. Diluted net income per share is computed based on the weighted-average number of common shares and potentially dilutive securities, which includes options outstanding and restricted stock awards granted under the Company’s stock option plans. Anti-dilutive shares of 22 million, 1.5 million, and 1.5 million have been excluded from diluted weighted-average shares outstanding in fiscal 2006, the 10-day transition period ended January 10, 2006 and fiscal 2005, respectively.

The number of incremental shares from the assumed exercise of warrants was calculated by applying the treasury stock method. The following table summarizes the differences between the basic and diluted weighted-average shares outstanding used to computed diluted net income (loss) per share:

	January 9, 2007	January 10, 2006	December 31, 2005
Basic weighted-average shares outstanding	24,478,384	21,000,000	11,777,489
Incremental shares from assumed exercise of warrants	—	2,703,268	1,272,220

Diluted weighted-average shares outstanding	24,478,384	23,703,268	13,049,709

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting, and other rights and preferences, as may be determined from time to time by the Board of Directors.

Stock-Based Compensation—Stock options for a fixed number of shares are granted to certain employees and directors with an exercise price based on an average of the closing price of the Company’s common stock for

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

five trading days, consisting of the two days immediately following the date of grant, the day of the grant, and the two days immediately before the date of grant. The Company also grants restricted stock with a fair value determined based on the closing price of the Company’s common stock on the date of grant (see Note 12). Stock options and restricted stock generally vest over a four-year period. Stock-based compensation expense is recognized ratably over the service period.

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, and SEC Staff Accounting Bulletin No. 107 (“SAB 107”), Share-Based Payment, requiring the measurement and recognition of all share-based compensation under the fair value method. The Company implemented SFAS 123R using the modified prospective transition method, which does not result in the restatement of previously issued financial statements. The Company granted 2,031,933 stock options and 137,500 shares of restricted stock on November 29, 2006.

Fair Value of Financial Instruments—The carrying value of cash and cash equivalents, notes and accounts receivable, and accounts payable approximates fair value.

Accounting for Warrants and Derivative Instruments—On July 6, 2005, the Company consummated its initial public offering of 15,000,000 units. On July 7, 2005, the Company consummated the closing of an additional 2,250,000 units that were subject to the underwriters’ over-allotment option. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from the Company one share of its common stock at an exercise price of $6.00 per share and expires on July 28, 2009.

The Company sold to the representative of the underwriter, for $100, an option to purchase up to a total of 750,000 units. The units issuable upon exercise of this option are identical to those sold in the initial public offering, except that the warrants included in the option have an exercise price of $7.50 (125% of the exercise price of the warrants included in the units sold in the offering). This option is exercisable at $10.00 per unit and expires on June 27, 2010.

The Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset, or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, the 17,250,000 warrants issued to purchase common stock are separately accounted for as liabilities. The fair value of these warrants is shown on the Company’s consolidated balance sheets and the unrealized changes in the values of these derivatives are shown in the Company’s consolidated statements of operations as “Gain (loss) on derivative liabilities.” These warrants are freely traded on the NASDAQ Global Market, consequently, the fair value of these warrants are estimated as the market price of a warrant at each period-end. To the extent that the market price increases or decreases, the Company’s derivative liabilities will also increase or decrease, impacting the Company’s consolidated statements of operations.

Fair values for exchange-traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market-based pricing models incorporating readily observable market data and requiring judgment and estimates. The purchase option to purchase 750,000 shares is considered an equity instrument, as the underlying shares do not need to be registered, and all other criteria to be accounted for as an equity instrument have been fulfilled. The embedded derivative, the warrant to

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

purchase 750,000 shares for $7.50 each, follows the same accounting guidelines as the 17,250,000 warrants discussed previously, and is considered a liability.

The Company estimated the fair value of the derivative instruments at inception and as of each balance sheet date using a Black-Scholes option-pricing model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award and was 4.72% as of January 9, 2007, 4.3% as of January 10, 2006 and December 31, 2005, and 4.1% as of inception. Expected dividends are zero based on history of not paying cash dividends on the Company’s common stock. The Company does not have any plans to pay dividends in the future. Had it had plans to pay dividends, it would use a rate for its current valuation. The expected term was determined to be the remaining contractual life of the option or derivative of 3.5 years as of January 9, 2007 and 4.5 years as of January 10, 2006 and December 31, 2005.

Due to its limited trading history as an operating entity, the Company uses volatility rates based on a 50/50 blend of historic, daily stock price observations of the Company’s common stock since its inception and historic, daily stock price observations of the Company’s peers (companies in Jamba Juice Company’s industry that are viewed as a “concept” and a leader in the premium, specialty growth segment) for a period prior to the balance sheet date that is equal in length to the expected term. Prior to the Merger Agreement, the Company used volatility rates based upon a sample of comparable special purpose acquisition corporations. The volatility factor used in Black-Scholes has a significant effect on the resulting valuation of the derivative liabilities on the Company’s consolidated balance sheet. The volatility index used for the calculation was 34.4% as of January 9, 2007, and 41.8% as of January 10, 2006, and December 31, 2005, and 49.5% at inception. Since the resulting valuation of the warrant was lower than its relative fair value, the Company used the relative fair value as of January 9, 2007. Relative fair value is estimated as the difference between the closing market price of the Company’s common stock and the exercise price of the derivative. The Company’s stock price and volatility estimates will likely change in the future, and will therefore affect the derivative liabilities recorded. To the extent that the Company’s stock price increases or decreases, its derivative liabilities will also increase or decrease, absent any change in volatility rates and risk-free interest rates.

The estimated fair value of the warrants was $69.5 million, $13.6 million, $13.8 million, and $15.9 million as of January 9, 2007, January 10, 2006, December 31, 2005, and at inception, respectively. The estimated fair value of the embedded warrant was $1.7 million at January 9, 2007 and $0.2 million as of January 10, 2006, December 31, 2005, and at inception, respectively. Such amounts are recorded as derivative liabilities in the consolidated balance sheets.

The Company issued new warrants to purchase 0.3 million shares of Company common stock (the “Rolled-Over Warrants”) on November 29, 2006, in exchange for the then outstanding warrants of Jamba Juice Company (See Note 2). These warrants were converted to provide terms and expiration dates that were substantially similar to the terms contained in the original Jamba Juice Company warrants. Since the Rolled-Over Warrants do not contain a requirement to register the underlying shares and none of the other criteria that would require derivative treatment of these warrants have been met, the Rolled-Over Warrants are considered an equity instrument and were recorded as part of the purchase price of Jamba Juice Company at their acquisition date estimated fair value of $2.3 million.

Segment Reporting—SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires financial information for each segment that is individually managed with separate operating results that are reviewed regularly by the chief operating decision makers. The Company has one reportable retail segment.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Recent Accounting Pronouncements

In June 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force (“EITF”) in Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation). Issue No. 06-3 requires disclosure of an entity’s accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer including sales, use, value-added, and some excise taxes. The Company presents such taxes on a net basis (excluded from revenue). The adoption of Issue No. 06-3, which is effective on January 10, 2007, is not expected to have an effect on our financial position, cash flows, or results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently recognizing, derecognizing and measuring tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to uncertainties as they relate to income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006, and must therefore be adopted by the Company no later than May 1, 2007, its first quarter in fiscal 2007. Management is currently evaluating the impact of FIN 48. The cumulative effect of the interpretation’s adoption will be an adjustment to beginning retained earnings in the year of adoption.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current-year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior-year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 is not expected to have an impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS No. 159 on its consolidated financial statements.

Reclassifications—Certain prior-year amounts were reclassified to conform to current year presentation.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

2. ACQUISITIONS

On November 29, 2006, the Company completed its acquisition of Jamba Juice Company pursuant to the Merger Agreement. Jamba Juice Company’s results of operations are included in the Company’s consolidated statements of operations from the Merger Date. The total purchase price for Jamba Juice Company was $251.8 million and is comprised of the following (in thousands):

Cash payment to equity holders	$218,816
Cash held in escrow	21,875
Fair value of Jamba Juice Company warrants assumed	2,323
Fair value of Jamba Juice Company stock options assumed	1,946
Acquisition-related transaction costs	6,791

Total purchase price	$251,751

The following payments were made pursuant to the Merger Agreement:

Cash payment to equity holders: Each of Jamba Juice Company’s 10.9 million shares of common stock and 26.0 million shares of preferred stock were converted into the right to receive $6.03 in cash per share less $0.52 per share for amounts to be held in escrow for a total payment of $203.3 million. Holders of options to purchase 4.4 million shares of Jamba Juice Company common stock exercised their options for cash proceeds of $11.2 million and received a cash payment of $24.5 million for a net payment of $13.3 million. Holders of warrants to purchase approximately 725,000 shares of Jamba Juice Company common stock received a net cash payment of $2.2 million.

Cash held in escrow: In accordance with the Merger Agreement, $19.9 million (or $0.47 per share) of the merger consideration otherwise payable to each stockholder was deposited in an escrow account through November 29, 2007 (the “Escrow Period”) to satisfy the indemnity obligations under the Merger Agreement. An additional $2.0 million (or $0.05 per share) was deposited in a separate interest bearing account to reimburse the stockholder representative for its fees and costs, and to fund any costs of defense of any indemnity claims. Such amounts, less any amounts applied in satisfaction of indemnification claims or stockholder representative fees and expenses, will be paid out to Jamba Juice Company former stockholders, option holders, and warrant holders in the same proportions as initially deposited in escrow.

Fair value of options and warrants assumed: As of the Merger Date, vested and unvested options to purchase 1.4 million shares and warrants to purchase 0.6 million shares of Jamba Juice Company common stock were converted into options to purchase 0.7 million shares and exchanged for warrants to purchase 0.3 million shares of Company common stock. The exchange ratio of 0.53 for warrants was calculated by dividing the per share merger consideration of $6.03 by the average daily closing price per share of Company common stock over a period of 5 trading days immediately preceding the Merger Date. The exchange ratio of 0.51 for options assumed was calculated by dividing the per share merger consideration of $6.03 by the closing price per share of the Company’s common stock on the day before the completion of the Merger. The exchange ratios were also applied to adjust the exercise price of the options and warrants so that the aggregate intrinsic value of the new Company options and warrants is not greater than the aggregate intrinsic value of the Jamba Juice Company options and warrants immediately prior to the Merger.

The fair value of options assumed and warrants exchanged was determined using a Black-Scholes valuation model with the following assumptions: average stock price of $11.53, expected lives of 0.5 to 5.0 years, risk-free interest rates of 4.3% to 5.0%, expected volatility of 35.7% to 39.7% and expected dividends of zero. See

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

discussion of how the Company determines these assumptions in Note 12. The fair value of the options assumed and warrants exchanged has been included as part of the purchase price. The portion of the fair value of unvested options that relates to future service of $1.9 million will be recognized into expense over the remaining weighted-average vesting period of the options of 2.2 years.

Acquisition related transaction costs: Acquisition related transaction costs include legal and accounting fees and other external costs directly related to the acquisition.

Purchase Price Allocation

Pursuant to SFAS No. 141, Business Combinations, the purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the Merger Date. The purchase price allocation was primarily based upon a valuation completed by independent valuation specialists using an income approach and estimates and assumptions provided by management. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. Goodwill of $93.8 million is expected to be deductible for tax purposes. The purchase price allocation, while substantially complete, is subject to further adjustments. The allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of the Merger Date, subject to future adjustments, is presented below (in thousands):

Current assets	$18,043
Property and equipment	81,548
Goodwill	93,773
Trademarks	172,200
Other intangible assets	5,344
Other long-term assets	2,863
Current liabilities	(45,239)
Accrued store value cards	(14,830)
Deferred income tax liabilities, net	(58,171)
Other long-term liabilities	(3,780)

Total purchase price	$251,751

Trademarks

All of Jamba Juice Company’s products are sold under the Jamba Juice name and whirl logo. The use of the Jamba Juice trademarks is considered to be paramount to the continued success of the Company and provide for a seamless transition of ownership and continuity in the minds of both employees and customers. These indefinite-lived trademarks are not subject to amortization as management expects these trademarks to generate cash flows indefinitely.

Other Intangible Assets

The other intangible assets acquired of $5.3 million include the following (in thousands):

	Fair Value	Useful Life
Favorable leases	$3,300	related lease term
Franchise agreements	1,314	13.4 years
Employment/non-solicitation agreements	730	4.0 years

Total other intangible assets	$5,344

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Accrued Store Value Cards

Jamba Juice Company has a store value card program, known as jambacard, where customers can purchase gift cards. When these cards are purchased, Jamba Juice Company records an accrued store value card liability (deferred revenue). As of the Merger Date, Jamba Juice Company had an outstanding balance of $17.7 million in accrued store value cards, which have been adjusted to fair value by discounting the projected cash flows to present value, which are calculated as the costs to service deferred revenue, plus an estimated profit margin of 6%. The estimated fair value of the accrued store value card liability as of November 28, 2006 was $14.8 million.

Deferred Rent and Construction Allowances

As of the Merger Date, Jamba Juice Company had a deferred rent liability of $10.6 million, which represented deferred rent arising from the difference between the straight-line rent expense charged to operations and the cash paid under the Jamba Juice Company leases, as well as the unamortized construction allowances received from landlords. In accordance with SFAS No. 141, these deferred amounts have not been recorded by the Company.

Deferred Income Tax Liability

Because the purchase price allocated to assets acquired and liabilities assumed differs for financial reporting and tax purposes, the Company has, in accordance with SFAS No. 109, Accounting for Income Taxes, recognized deferred tax assets or liabilities for the deferred tax effects of those temporary differences. As a result, the Company has recognized net deferred tax liabilities of $58.2 million.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations of the Company and Jamba Juice Company as though the companies had been combined as of the beginning of the earliest period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Merger had taken place at the beginning of the earliest period presented or that may result in the future. The pro forma financial information for all periods presented also includes the pro forma amortization charges from acquired intangible assets, stock-based compensation charges for unvested options assumed, and related tax effects.

The unaudited pro forma financial information for fiscal 2006 combines the historical results of the Company and Jamba Juice Company for the period from January 11, 2006 to January 9, 2007. The unaudited pro forma financial information for fiscal 2005 combines the historical results of the Company for fiscal 2005, with the historical results of Jamba Juice Company for the period from January 12, 2005 to January 10, 2006.

(in thousands, except per share data)	January 9, 2007	December 31, 2005
Total revenues	$269,045	$238,011
Operating income	460	4,002
Net (loss) income	(52,367)	6,960
Basic net (loss) income per share	(1.01)	0.16
Diluted net (loss) income per share	(1.01)	0.14

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Acquisition of Franchisee

Pursuant to an Asset Purchase Agreement dated December 13, 2006, between the Company’s wholly owned subsidiary, Jamba Juice Company and Heartland Juice Company (“Heartland”), on December 13, 2006, the Company acquired seven stores in the Minneapolis, MN, geographic region from Heartland (the “Heartland Acquisition”). Heartland had been an area developer of the Company, whose rights to develop additional stores expired on December 31, 2005. On August 4, 2004, the Company entered into an Amended and Restated Management Agreement with Heartland, amending a Management Agreement initially entered into in September 24, 2002. Under this Management Agreement, the Company managed and operated the stores owned by Heartland and did so using Company employees.

Under the terms of a Master Restructuring Agreement dated September 2002, the Company had the right to purchase the stores owned by Heartland commencing in January 2007. In anticipation of this right, the Company and Heartland agreed to the purchase and sale transaction. Total consideration paid was $2.6 million in cash less a holdback of $198,750.

Pursuant to the Amended and Restated Multi-Unit License, the Company agreed, among other things, to restructure the continuing royalty rate payable by Heartland to a discounted rate below the 5% continuing royalty rate received by the Company from other franchisees. In accordance with EITF Issue No. 04-1, Accounting for Preexisting Relationships between Parties to a Business Combination, any preexisting business relationship between parties to a business combination must be evaluated and accounted for separately. Accordingly, $337,000 of the purchase price paid has been recognized as a settlement loss of the franchise agreement, which has been recorded as other expense in the Company’s statement of operations.

The acquisition was accounted for using the purchase method and resulted in goodwill of $389,000

The purchase price allocation (in thousands) for Heartland was as follows (in thousands):

Fixed assets	$1,587
Other current assets	96
Favorable leases	201
Unfavorable leases	(65)
Goodwill	389

Total assets acquired and liabilities assumed	2,208
Settlement loss recorded as other expense	337
Write-off of deferred fees	95

Total consideration	$2,640

The operating results of stores acquired are included in the consolidated statements of operations from the date of acquisition.

3. AREA DEVELOPMENT AFFILIATIONS

The Company’s wholly owned subsidiary, Jamba Juice Company, has entered into multi-unit license agreements with area developers to develop stores in certain geographic regions. Under typical multi-unit license agreements, the area developer generally pays  1/2 of the initial nonrefundable fee multiplied by each store to be developed as a nonrefundable development fee upon execution of the multi-unit license agreement. Each time a store is opened under the multi-unit license agreement, the Company credits the franchisee  1/2 of the initial fee

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

paid as part of the development fee and the franchisee is required to pay the remaining  1/2 of the initial fee. As of January 9, 2007, there are 114 stores operating under the three current and three expired or terminated multi-unit license agreements. In addition, as of January 9, 2007, there are 11 stores operating in Whole Foods Markets with employees of Whole Foods Market operating the stores. As of January 9, 2007, two of the three current multi-area developers have contractual commitments to open, cumulatively, 21 new franchise stores.

The Company generally executes franchise agreements for each store that establish the terms of its arrangement with the franchisee. The franchise agreements typically require the franchisee to pay an initial, non-refundable fee and continuing fees based upon a percentage of sales. Subject to the Company’s approval and their payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration.

Deferred franchise revenue as of January 9, 2007 includes $30,000 relating to non-refundable development fees paid by one current and one former area developer, as well as initial fees paid by franchisees whose stores have not yet opened, adjusted by a fair value analysis as part of the Merger.

Franchise revenue consists of fees from our franchisees. The Company recognizes initial fees received from a franchisee as revenue when it has performed substantially all initial services required by the franchise agreement, which is generally upon the opening of a store. The Company recognizes continuing fees based upon a percentage of franchisee revenues as earned. The Company recognizes renewal fees when a renewal agreement with a franchisee becomes effective. The Company is not required to contribute capital as part of multi-unit license agreements or franchise agreements.

The Company incurs expenses that benefit both our franchisees and company-owned stores. These expenses, along with other costs of servicing franchise agreements, are charged to general and administrative expenses as incurred. Certain direct costs of our franchise operations are charged to other operating expense. These costs are primarily related to reimbursement of costs incurred in managing stores owned by two former area developers, one for the Minneapolis geographic region (“Midwest Developer”) and one in the Florida geographic region (“JJC Florida”).

In August 2004, Jamba Juice Company entered into an Amended and Restated Management Agreement with the Midwest Developer. Under this agreement, Jamba Juice Company managed and operated the stores owned by the Midwest Developer and did so using Jamba Juice Company employees. For fiscal 2006, the Company incurred employee expenses in managing and operating these stores of $65,000, which is reported as other operating expense. Under the agreement, the Midwest Developer reimbursed Jamba Juice Company $110,000 for managing and operating these stores, which is reported as franchise and other revenue.

In June 2005, Jamba Juice Company entered into a Management Agreement with JJC Florida. Under this agreement, Jamba Juice Company managed and operated the stores owned by the area developer and did so using Jamba Juice Company employees. For fiscal 2006, Jamba Juice Company incurred employee expenses in managing and operating these stores of $264,000, which are reported as other operating expense. Under the agreement, JJC Florida reimbursed Jamba Juice Company $267,000 for managing and operating these stores, which is reported as franchise and other revenue.

In connection with entering into the Management Agreement, JJC Florida’s development rights were terminated. Equity losses of $3,000 fiscal 2006 are included in other operating expenses. Due to inconsistent payment history, the Company accounts for its transactions with JJC Florida on a cash basis. As of January 9, 2007, JJC Florida owes the Company $1.7 million for royalty fees and advertising, which has not been recorded in the Company’s consolidated financial statements.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

4. PROPERTY, FIXTURES, AND EQUIPMENT

Property, fixtures, and equipment as of January 9, 2007 consisted of the following (in thousands):

January 9, 2007
Leasehold improvements	$43,911
Furniture, fixtures and equipment	33,671
Construction in progress (primarily stores under construction)	9,466

Total	87,048
Less accumulated depreciation and amortization	(1,743)

Total	85,305

Depreciation expense for fiscal 2006 was $1.8 million.

5. GOODWILL

Goodwill balances are as follows (in thousands):

January 9, 2007
Acquisition of Jamba Juice Company	$93,773
Heartland Acquisition	389

Balance	$94,162

6. TRADEMARKS AND OTHER INTANGIBLE ASSETS

The carrying amount and accumulated amortization of trademarks and other intangible assets as of January 9, 2007 were as follows (in thousands):

January 9, 2007
Nonamortizable intangible assets:
Trademarks and trade names	$172,200

Amortizable intangible assets:
Favorable leases	3,501
Franchise agreements	1,314
Employment/nonsolicitation agreements	730

Total amortizable intangible assets	5,545

Total nonamortizable and amortizable intangible assets	177,745
Less accumulated amortization	(165)

Total trademarks and other intangible assets	$177,580

Amortization expense for intangible assets for fiscal 2006 was $157,000. Expected annual amortization expense for intangible assets recorded as of January 9, 2007 is as follows (in thousands):

(in thousands)	2007	2008	2009	2010	2011	Thereafter
Amortization expense	$1,344	$1,094	$857	$663	$356	$1,066

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

7. STORE CLOSURES AND DISPOSALS

Store closures and disposals of fixed assets consisted of the following (in thousands):

January 9, 2007
Loss on store closures	$5
Loss on disposal of other assets	582

Total	$587

Losses from store closures and disposals are recorded in other operating expense.

Store Closures—During fiscal 2006, the Company did not close any stores. The following is a reconciliation of the store closure accrual (in thousands):

January 9, 2007
Assumed from Jamba Juice Company	$534
Payments on liability	(18)

Balance	$516

Loss on Disposal of Other Assets—During fiscal 2006, the Company wrote off the net book value of certain assets that were abandoned due to store remodels or upgrades of equipment.

8. OTHER LONG-TERM ASSETS

Other long-term assets—net as of January 9, 2007, consisted of the following (in thousands):

January 9, 2007
Deposits	$3,255
Investment in JJC Florida, LLC	1,394
Investment in JJC Hawaii, LLC	748
Other	341

Total	$5,738

The Company accounts for its investments in JJC Florida, LLC and JJC Hawaii, LLC under the equity method. The Company owned 35.2% and 5.0% of JJC Florida, LLC and JJC Hawaii, LLC, respectively, as of January 9, 2007.

The operating agreement and subsequent amendments between JJC Florida, LLC and the Company provide the Company the option to purchase 100% of the Company’s partner’s interest in the joint venture at its fair value, valid from October 1, 2008 to December 30, 2008. Under the amendments to the operating agreement, profits and losses are to be allocated to the members in proportion to their cash contributions to the joint venture until the end of the fiscal year during which the cumulative profits of the joint venture equal or exceed the cumulative losses previously realized. Thereafter, profits will be allocated to the members in proportion to their recalculated interests. The recalculated interests of the members are based on the commitment of their additional contributions, with the Company receiving a 25% premium on its additional contributions.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The first amendment also included the ability of JJC Florida, LLC to defer the marketing, royalty, and front-end fees due to the Company. The deferral period ends the earlier of June 30, 2008 or when JJC Florida, LLC becomes cash flow positive for four consecutive quarters. As of January 9, 2007 JJC Florida, LLC became cash flow positive for four consecutive quarters. The Company has deferred $1.7 million of fees due from JJC Florida, LLC under this agreement as of January 9, 2007, and will recognize revenue as cash is received.

The following is summarized financial information for the Company’s equity investments in JJC Florida, LLC and JJC Hawaii, LLC as of and for the year ended January 9, 2007 (in thousands):

January 9, 2007
Current assets	$2,806
Non-current assets	13,055
Current liabilities	5,663
Non-current liabilities and members’ equity	10,198
Revenue	35,970
Gross profit	25,578
Net loss from operations	(915)
Net loss	(915)

9. LEASE COMMITMENTS

The Company leases its office, retail stores, and some equipment under operating leases, with terms expiring through 2016. Most store leases contain renewal options of up to 10 years and provide for payment of common area operating expenses and real estate taxes. Rental expense, net of sublease income, was $3.0 million in fiscal 2006.

The aggregate future minimum noncancelable lease payments as of January 9, 2007, were as follows (in thousands):

Fiscal Year Ending:
2007	$27,468
2008	26,004
2009	23,923
2010	21,736
2011	19,415
Thereafter	61,598

Total minimum lease commitments	$180,144

Future minimum lease payments under operating leases have not been reduced by future minimum sublease rental income of approximately $0.5 million.

10. REVOLVING LOAN AND NOTES PAYABLE

The Company’s wholly owned subsidiary, Jamba Juice Company, has a revolving line of credit (the “Line”) for maximum borrowings of up to $35 million or 1.5 times trailing Earnings Before Interest, Taxes, and Depreciation and Amortization (“EBITDA”) as defined by the agreement for the Line which expires in December 2007. Borrowings on the Line are used for general working capital, capital expenditures, and

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

acquisitions. Borrowings bear interest at either the London InterBank Offered Rate plus a margin of 2.00% to 3.25% or a Base Rate (determined by certain base rates such as Prime, Federal Funds Effective Rate or Base CD rate) plus a margin of 0% to 1.5%, depending on Jamba Juice Company’s adjusted leverage ratio (as defined by the Line). The Line is secured by substantially all of the assets of Jamba Juice Company and requires compliance with certain financial covenants. These financial covenants require Jamba Juice Company at the end of each fiscal quarter to maintain an adjusted leverage ratio and fixed-charge coverage ratio as defined by the agreement and to maintain capital expenditures below a specified level. As of January 9, 2007, Jamba Juice Company was in compliance with each of these financial covenants.

The Line prohibits Jamba Juice Company from the following activities: making loans, advances, or other extensions of credit; a 25% change in ownership, consolidation, mergers, or acquisitions; issuing dividends greater than $250,000 in any fiscal year; selling, assigning, leasing, transferring, or disposing of any part of the business; and incurring capital expenditures in excess of $35 million in any year. Jamba Juice Company obtained a waiver from its financial institution in regards to its merger agreement with the Company. There was no outstanding balance on the Line as of January 9, 2007. Additional borrowing availability of $32.2 million was available as of January 9, 2007.

11. INCOME TAXES

The components of the income tax provision are as follows (in thousands):

	January 9, 2007	January 10, 2006	December 31, 2005
Current provision	$294	$5	$85
Deferred benefit	(2,837)	(43)	—

Income tax benefit—net	$(2,544)	$(38)	$85

The difference between the effective income tax rate and the United States federal income tax rate is summarized as follows:

	January 9, 2007	January 10, 2006	December 31, 2005
Statutory federal rate	(34.0)%	34.0%	34.0%
State income taxes less federal benefit	(5.7)	3.6	(1.4)
Change in valuation allowance	—	(15.0)	2.9
Tax exempt income—net	(2.0)	(12.0)	14.7
Nontaxable (gain) loss on derivative liability	37.1	(25.0)	21.2
Others	0.5	(0.2)	(0.8)

	(4.1)%	(14.6)%	2.6%

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The deferred tax asset consisted of the following temporary differences as of January 9, 2007, January 10, 2006, and December 31, 2005 (in thousands):

	January 9, 2007	January 10, 2006	December 31, 2005
Net operating losses	$—	$—	$57
Reserves and accruals	5,166	—	—
Deferred franchise revenue	734	—	—
Class action payable	270	—	—
Other	—	—	38

Total current deferred tax asset	6,170	—	95
Net operating losses	2,365	48	77
Deferred rent	85	—	1,685
Tax credit attributes	2,015	—	1,187
Basis difference in intangibles	(74,111)	—	—
Stock-based compensation	143	—	—
Basis difference in fixed assets	9,446	42	6,109
Basis difference in investments	(226)	—	(46)

Total non-current deferred tax (liability)	(60,283)	90	9,012

Valuation allowance	(48)	(48)	(95)

Total net deferred tax asset (liability)	$(54,161)	$42	$—

At January 9, 2007 the Company has federal and net operating loss carryovers of $2.6 million and $16.1 million respectively, which expire between 2017 and 2027. In addition, the Company also has tax credit carryforwards for federal and state purposes of $1.4 million and $619,000 respectively, which do not expire.

A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion of the deferred tax asset will not be realized. Due to the uncertainty of realizing certain tax attributes, the Company, as of January 9, 2007 has continued to record a valuation allowance for the federal net operating loss generated in a separate return year. For all other deferred tax assets, management believes it is more likely than not that sufficient taxable income will be generated in future periods to utilize the net deferred tax assets that are dependent on such taxable income.

The Company incurred expenses related to the acquisition of Jamba Juice Company and has recognized a tax deduction for such expenses. Such deductions will not be finalized until an examination of the Company’s returns is complete. Accordingly, the Company has recorded a reserve of $288,000 for the estimated future resolution of this uncertain tax matter. While the Company believes the recorded reserve is adequate, the ultimate resolution of this uncertain tax matter may exceed or be below the recorded reserve.

12. STOCK OPTIONS

Stock Options—The Company maintains three stock-based compensation plans (collectively, the “Plans”). The Company’s 2006 Employee, Director and Consultant Stock Plan (the “2006 Plan”) was approved by the Company’s stockholders on November 28, 2006, and provides for the granting of up to 5 million shares of common stock in the form of nonqualified and incentive stock options, stock grants or other stock-based awards to employees, nonemployee directors and consultants. In connection with the Merger (see Note 2), the Company assumed the outstanding options under the Jamba Juice Company 1994 Stock Incentive Plan (the “1994 Plan”) and the 2001 Equity Incentive Plan (the “2001 Plan”), which provided for granting nonqualified and incentive

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

stock options to employees, nonemployee directors and consultants. No additional grants are available under the 2001 Plan and the 1994 Plan.

Options granted under the 2006 Plan have an exercise price equal to the average of the closing price of the Company’s common stock for five trading days, consisting of the two days immediately following the date of grant, the day of the grant, and two days immediately before the date of grant. Options under the 2001 Plan and 1994 Plan were granted at an exercise price equal to or greater than the fair market value of the common stock at the date of the grant and are exercisable for up to 10 years. Options remaining under the 1994 Plan generally vest over four years. Options remaining under the 2001 Plan granted prior to January 1, 2004 vested 20% at date of grant and 20% per year thereafter. Options granted under the 2001 Plan after January 1, 2004 and under the 2006 Plan generally vest 25% on the first anniversary of the grant date and 25% per year thereafter. Shares available for grant were 2,831,017 as of January 9, 2007.

The fair value of options granted was estimated at the date of grant using a Black-Scholes option-pricing model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. Expected dividends are zero based on history of not paying cash dividends on the Company’s common stock. Expected volatility is based on a 50/50 blend of historic, daily stock price observations of the Company’s common stock since its inception and historic, daily stock price observations of the Company’s peers during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. SFAS 123R also requires that estimated forfeitures be included as a part of the grant date estimate. We use historical data to estimate expected employee behaviors related to option exercises and forfeitures. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models or assumptions, nor is there a means to compare and adjust the estimates to actual values, except for annual adjustments to reflect actual forfeitures.

Year Ended January 9, 2007
Weighted-average risk-free interest rate	4.09%
Expected life of options (years)	5.0
Expected stock volatility	38.4%
Expected dividend yield	0%

A summary of option activity under the Plans as of January 9, 2007, and changes during the year then ended is presented below (shares and dollars in thousands):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Options granted	2,032	$11.36
Options assumed from Jamba Juice Company	735	7.73
Options cancelled	(15)	8.09

Options outstanding at January 9, 2007	2,752	$10.40	9.43	$1,896

Options vested or expected to vest at January 9, 2007	2,091	$10.21	1.71	$1,749

Options exercisable—January 9, 2007	263	$5.63	7.26	$1,128

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The weighted-average grant-date fair value of options granted and options assumed from Jamba Juice Company during fiscal 2006 was $4.66 and $6.19, respectively. There were no options exercised during fiscal 2006. At January 9, 2007, 2.1 million stock options are expected to vest over the next four years.

The fair value of restricted common stock is determined based on the closing price of the Company’s common stock on the date of grant. Restricted common stock vests and becomes unrestricted 25% on the first anniversary of the grant date and 25% per year thereafter. Stock-based compensation expense is recognized ratably over the four-year service period. The Company issued 137,500 shares of restricted common stock with a weighted-average fair value of $11.50 per share during fiscal 2006, all of which remain unvested as of January 9, 2007.

Stock-based compensation expense was $0.4 million and is included in labor costs in the consolidated statement of operations for fiscal 2006. The total income tax benefit recognized in the consolidated statement of operations for stock-based compensation arrangements was $143,000 for fiscal 2006.

As of January 9, 2007, there was $9.9 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Plans that is expected to be recognized over a weighted-average period of 3.5 years. The total fair value of shares vested during fiscal 2006 was $0.

13. WARRANTS AND DERIVATIVE INSTRUMENTS

As discussed in Note 1, the Company issued warrants to purchase 17,250,000 shares of common stock at an exercise price of $6.00 and an option to purchase up to a total of 750,000 units at an exercise price of $10.00 in connection with its initial public offering in July 2005. Each unit includes one share of common stock and a warrant to purchase one share of common stock at an exercise price of $7.50. In November 2006, the Company assumed 304,581 outstanding warrants in connection with the Merger (see Note 2). All warrants and the option are fully vested as of January 9, 2007. A summary of the warrant activity as of January 9, 2007, and changes during the year then ended is presented below (shares in thousands):

	Number of Warrants	Weighted- Average Exercise Price
Warrants outstanding as of January 11, 2006	18,000	$6.06
Warrants assumed from Jamba Juice Company	305	5.15
Warrants exercised	(2)	4.26

Warrants outstanding as of January 9, 2007	18,303	$6.05

The weighted-average remaining contractual life of the warrants and the option outstanding as of January 9, 2007 is 3.46 years and 2.56 years, respectively. The aggregate intrinsic value of the warrants and the option are $67.6 million and $2.1 million, respectively, as of January 9, 2007 and the intrinsic value of warrants exercised during fiscal 2006 was $10,203. There were no warrants exercised or granted during the period from January 1, 2006 to January 10, 2006, and there were no warrants exercised during fiscal 2005.

14. EMPLOYEE BENEFIT PLAN

The Company maintains a voluntary defined contribution plan covering all eligible employees that it acquired from the Jamba Juice Company. Eligible employees may elect to defer and contribute a percentage of their compensation to the plan, not to exceed the dollar amount set by law. The Company also provides for a

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

matching contribution after one year of employment, under which it will match 100% of the first 3%, and 50% for the 4% and 5% of an employee’s contributions. During fiscal 2006, the Company contributed $0.1 million to the plan.

15. OTHER COMMITMENTS AND CONTINGENCIES

Litigation Related—The Company or its wholly owned subsidiary, Jamba Juice Company, is a defendant in certain litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of such litigation will not have a significant effect on the consolidated financial statements.

Other—The Company has commitments under contracts for the construction of leasehold and other improvements for stores to be opened in fiscal year 2007. Portions of such contracts not completed at the end of fiscal 2006, are not reflected in the consolidated financial statements. These unrecorded commitments are $1.0 million as of January 9, 2007.

The Company has a purchase obligation with a supplier for certain fruits for a 15-year term ending in 2024 for commitments to purchase a minimum level of fruit totaling $32.2 million. The Company has not made significant purchases under this agreement during fiscal 2006.

16. RELATED-PARTY TRANSACTIONS

The Company’s current Chairman and former Chief Executive Officer, and two former directors advanced a total of approximately $90,000 to the Company as of June 29, 2005, to cover expenses related to the initial public offering. Of such loans, $40,000 was payable with 4% annual interest on the earlier of January 26, 2006, or the consummation of the initial public offering and $50,000 was payable with 4% annual interest on the earlier of March 28, 2006 or the consummation of the initial public offering. In addition, two former directors loaned the Company an aggregate of $70,000 on June 29, 2005, that was used to pay the fees of the American Stock Exchange. All of such amounts were repaid at the closing of the offering from the proceeds of the initial public offering not placed in trust.

The Company paid up to $7,500 a month in total for office space and general and administrative expense to a related entity and two stockholders from July 6, 2005 through the Merger Date.

Subsequent to the offering, the stockholders prior to the initial public offering purchased 1,000,000 warrants at an average price of $1.01375 and the underwriter or its affiliates purchased 500,000 warrants at an average price of $0.99. The stockholders further agreed that any warrants purchased by them or their affiliates or designees would not be sold or transferred until the completion of a business combination.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

17. UNAUDITED QUARTERLY INFORMATION

	Quarter Ended
	March 31, 2006 (1)	June 30, 2006	September 30, 2006	January 9, 2007
Total revenue	$—	$—	$—	$23,115
Gross profit (loss)	—	—	—	17,076
Income (loss) from operations	(174)	(108)	(182)	(7,414)
Other income (expense)	(59,084)	5,278	15,491	(14,962)
Net income (loss)	(59,297)	5,112	15,263	(19,677)
Basic income per share	(2.82)	0.24	0.73	(0.58)
Diluted income per share	(2.82)	0.18	0.56	(0.58)

	Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Total revenue	$—	$—	$—	$—
Gross profit (loss)	—	—	—	—
Income (loss) from operations	(1)	—	(54)	(142)
Other income (expense)	—	(1)	633	2,946
Net income (loss)	(1)	(1)	579	2,719
Basic income per share	(0.00)	(0.00)	0.03	0.25
Diluted income per share	(0.00)	(0.00)	0.03	0.21

(1)

Amounts will not agree to full year audited financial statements if quarters are summed as this includes the ten-day transition period (January 1, 2006 to January 10, 2006), which is not deemed to be material.

18. SUBSEQUENT EVENT

In March 2007, the Company entered into an Asset Purchase Agreement with a former area developer to purchase 10 of its stores for $7.7 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Jamba Juice Company and Subsidiary:

We have audited the accompanying consolidated balance sheets of Jamba Juice Company and subsidiary (the “Company”) as of November 28, 2006, June 27, 2006 and June 28, 2005, and the related consolidated statements of income, common stockholders’ deficit, and cash flows for the period from June 28, 2006 to November 28, 2006 and for each of the three fiscal years in the period ended June 27, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jamba Juice Company and subsidiary as of November 28, 2006, June 27, 2006 and June 28, 2005, and the results of their operations and their cash flows for the period from June 28, 2006 to November 28, 2006 and for each of the three fiscal years in the period ended June 27, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, on June 28, 2006, the Company changed its method of accounting for share-based payment awards to conform to Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

/s/    Deloitte & Touche LLP

San Francisco, California

April 2, 2007

JAMBA JUICE COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	November 28, 2006	June 27, 2006	June 28, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,001	$1,262	$1,368
Receivables, net of allowances of $110, $89, and $67, respectively	1,530	2,050	1,633
Inventories	2,723	2,647	2,361
Deferred income taxes	5,664	5,909	3,512
Prepaid rent	2,620	2,295	2,085
Due from Jamba, Inc.	3,425	—	—
Prepaid expenses and other current assets	1,080	719	2,042

Total current assets	18,043	14,882	13,001
Property, fixtures, and equipment—net	81,548	77,272	65,412
Goodwill	2,663	2,663	2,663
Other intangible assets—net	244	289	396
Deferred income taxes	9,667	8,321	9,012
Other long-term assets	2,750	2,675	2,783

Total assets	$114,915	$106,102	$93,267

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,217	$9,737	$9,585
Accrued compensation and benefits	6,207	8,682	7,028
Workers’ compensation and health self-insurance reserves	3,931	3,669	2,525
Accrued store value cards	17,700	15,929	11,933
Line of credit note payable	15,875	10,800	—
Current portion of litigation settlement payable	531	1,120	645
Other accrued expenses	7,478	7,622	5,432

Total current liabilities	62,939	57,559	37,148
Deferred franchise revenue	441	432	479
Line of credit note payable	—	—	13,000
Litigation settlement payable	—	—	988
Deferred rent and other long-term liabilities	11,613	10,810	7,898

Total liabilities	74,993	68,801	59,513

Commitments and contingencies (Notes 7 and 14)	—	—	—
Convertible redeemable preferred stock:
No par value—30,000,000 shares authorized. Shares issued and outstanding: Series A, 3,000,000; Series B, 2,250,053; Series C, 7,415,206; Series D, 9,998,905; Series E, 2,482,726. Redemption value: $52,162. Liquidation preference: $62,094	52,162	52,162	52,162
Common stockholders’ deficit:
Common stock, no par value—50,000,000 shares authorized; 10,940,069, 10,783,220 and 10,515,082 shares issued and outstanding, respectively	—	—	—
Additional paid-in capital	12,660	12,255	11,686
Accumulated deficit	(24,900)	(27,116)	(30,094)

Total common stockholders’ deficit	(12,240)	(14,861)	(18,408)

Total liabilities and common stockholders’ deficit	$114,915	$106,102	$93,267

See Notes to Consolidated Financial Satements.

JAMBA JUICE COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands)	For the Period June 28, 2006 to November 28, 2006	Fiscal Year Ended June 27, 2006	Fiscal Year Ended June 28, 2005	Fiscal Year Ended June 29, 2004
	(22 weeks)	(52 weeks)	(52 weeks)	(53 weeks)
Revenue:
Company stores	$116,967	$243,668	$202,073	$165,856
Franchise and other revenue	4,894	9,337	6,976	6,922

Total revenue	121,861	253,005	209,049	172,778

Operating expenses:
Cost of sales	29,983	61,034	51,299	39,253
Labor costs	37,078	79,664	67,327	55,441
Occupancy costs	12,672	26,982	21,119	14,486
Store operating expense	13,208	28,920	26,525	19,819
Depreciation and amortization	5,946	12,905	10,355	7,719
General and administrative expense	14,773	30,011	25,113	23,278
Store preopening expense	1,031	2,677	3,077	2,659
Other operating expense	2,093	4,145	1,399	4,939

Total operating expenses	116,784	246,338	206,214	167,594

Other income (expense):
Interest income	79	115	51	59
Interest expense	(382)	(1,203)	(829)	(547)

Total other expense	(303)	(1,088)	(778)	(488)

Income before income taxes	4,774	5,579	2,057	4,696
Income tax expense (benefit)	2,558	2,601	1,972	(12,250)

Net income	$2,216	$2,978	$85	$16,946

See Notes to Consolidated Financial Statements.

JAMBA JUICE COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ DEFICIT

	Common Stock Shares	Additional Paid-In Capital	Notes Receivable from Stock Sales	Accumulated Deficit	Total Common Stockholders’ Deficit
(Dollars in thousands)
Balance as of June 24, 2003	10,239,210	$11,023	$(110)	$(46,885)	$(35,972)
Issuance of common stock	76,101	123	—	—	123
Redeemable preferred stock accretion	—	—	—	(240)	(240)
Other	—	9	—	—	9
Repayment of note receivable	—	—	110	—	110
Net income	—	—	—	16,946	16,946

Balance as of June 29, 2004	10,315,311	11,155	—	(30,179)	(19,024)
Issuance of common stock	169,411	363	—	—	363
Other	—	93	—	—	93
Conversion of preferred shares	30,360	75	—	—	75
Net income	—	—	—	85	85

Balance as of June 28, 2005	10,515,082	11,686	—	(30,094)	(18,408)
Issuance of common stock	268,138	317	—	—	317
Other	—	252	—	—	252
Net income	—	—	—	2,978	2,978

Balance as of June 27, 2006	10,783,220	12,255	—	(27,116)	(14,861)
Issuance of common stock	156,849	322	—	—	322
Other	—	83	—	—	83
Net income	—	—	—	2,216	2,216

Balance as of November 28, 2006	10,940,069	$12,660	$—	$(24,900)	$(12,240)

See Notes to Consolidated Financial Statements.

JAMBA JUICE COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	For the Period June 28, 2006 to November 28, 2006	Fiscal Years Ended
		June 27, 2006	June 28, 2005	June 29, 2004
	(22 weeks)	(52 weeks)	(52 weeks)	(53 weeks)
Cash provided by operating activities:
Net income	$2,216	$2,978	$85	$16,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,946	12,905	10,355	7,719
Loss on asset impairment, store closures and disposals	1,106	2,768	1,019	1,421
Gift certificate and jambacard breakage income	(748)	(1,425)	—	—
Stock-based compensation	83	—	—	—
Deferred rent and other	725	3,006	2,493	973
Deferred income taxes	(1,100)	(1,706)	1,503	(12,585)
Changes in operating assets and liabilities:
Receivables, net of allowance	520	(417)	(330)	162
Inventories	(76)	(281)	(482)	(91)
Prepaid expenses and other current assets	(4,112)	1,113	(1,528)	(2,075)
Other long-term assets	(65)	178	841	(237)
Accounts payable	1,631	(526)	(267)	3,255
Accrued compensation and benefits	(2,213)	2,798	900	1,697
Accrued store value cards	2,523	5,421	4,478	2,973
Litigation settlement payable	(589)	(513)	(539)	(3,378)
Accrued expenses and other liabilities	(144)	2,036	3,528	(451)
Deferred franchise revenue	9	(47)	(720)	(122)

Cash provided by operating activities	5,712	28,288	21,336	16,207

Cash used for investing activities:
Capital expenditures	(11,360)	(26,369)	(31,837)	(18,080)
Cash paid in acquisitions	—	(22)	(942)	—
Investment in affiliates	(10)	(120)	(474)	(2,000)

Cash used for investing activities	(11,370)	(26,511)	(33,253)	(20,080)

Cash provided by (used for) financing activities:
Proceeds from exercise of stock options and other	322	317	456	242
Borrowings on debt facility	17,225	48,800	42,300	4,500
Payments on debt facility	(12,150)	(51,000)	(32,550)	(6,250)
Payments on notes and capital lease obligations	—	—	(18)	(53)

Cash provided by (used for) financing activities	5,397	(1,883)	10,188	(1,561)

Net decrease in cash and cash equivalents	(261)	(106)	(1,729)	(5,434)
Cash and cash equivalents at beginning of period	1,262	1,368	3,097	8,531

Cash and cash equivalents at end of period	$1,001	$1,262	$1,368	$3,097

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$337	$1,211	$322	$224
Income taxes paid, net of refunds	3,421	931	832	1,592

See Notes to Consolidated Financial Statements.

JAMBA JUICE COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—Jamba Juice Company is a leading retailer of premium quality blended-to-order fruit smoothies, squeezed-to-order juices, blended beverages, and healthy snacks.

Jamba Juice Company offers a wide variety of fresh blended-to-order smoothies, fresh-squeezed juices, baked goods and snacks through retail stores. As of November 28, 2006, Jamba Juice Company operated 360 stores, franchisees and licensees operated 178 stores, and 49 stores operated as joint ventures. Stores are located primarily in the western United States of America. Jamba Juice Company began operations in 1990.

Jamba Juice Company merged with Jamba, Inc. (formerly Services Acquisition Corp. International) on November 29, 2006 whereby all outstanding common and preferred stock and certain vested stock options and warrants were converted into the right to receive a cash payment of $6.03 per share less $0.52 per share for amounts to be held in escrow. The remaining outstanding stock options and warrants were converted into options and warrants to purchase Jamba, Inc. common stock.

Basis of Presentation—The consolidated financial statements include the accounts of Jamba Juice Company and its wholly owned subsidiary Zuka Juice, Inc. All significant intercompany balances and transactions have been eliminated. The equity method of accounting is used to account for joint ventures because Jamba Juice Company exercises significant influence over operating and financial policies of its partners. Accordingly, the carrying value of these investments is reported in other long-term assets, and Jamba Juice Company’s equity in the net income and losses of these investments is reported in store operating expenses.

Fiscal Year End—Jamba Juice Company’s fiscal year ends on the Tuesday preceding June 30. The fiscal years ended June 27, 2006 (“fiscal 2006”) and June 28, 2005 (“fiscal 2005”) include 52 weeks and the fiscal year ended June 29, 2004 (“fiscal 2004”) includes 53 weeks. For convenience, all references herein to years are stated as years ended June 30. The 22-week period from June 28, 2006 to November 28, 2006 (“22 Week Period”) represents the period prior to the merger with Jamba, Inc.

Significant Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

Concentrations of Risk—Jamba Juice Company maintains food distribution contracts primarily with one supplier, Southwest Traders, Inc. This supplier provided 88%, 85%, 87%, and 94% of product cost included in cost of sales for the 22 Week Period and fiscal 2006, 2005, and 2004, respectively, which potentially subjects Jamba Juice Company to a concentration of business risk. If this supplier had operational problems or ceased making product available to Jamba Juice Company, operations could be adversely affected.

Financial instruments that potentially subject Jamba Juice Company to concentrations of credit risk consist primarily of cash and cash equivalents. Jamba Juice Company places its cash and cash equivalents with high-quality financial institutions, but at times, balances in Jamba Juice Company’s cash accounts may exceed the Federal Deposit Insurance Corporation insurance limit.

Self-Insurance Reserves—Jamba Juice Company uses a combination of insurance and self-insurance to provide for the liabilities for workers’ compensation, healthcare benefits, general liability, property insurance, director and officers’ liability, and vehicle liability. Liabilities associated with the self-insured risks are not

JAMBA JUICE COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The estimated accruals for these liabilities, portions of which are calculated by independent third-party actuaries, could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. The workers’ compensation self-insurance reserve is included in “Workers’ compensation and health self-insurance reserves” in the balance sheets and as of November 28, 2006 and June 30, 2006 and 2005, was $3.0 million, $3.0 million, and $2.0 million, respectively.

Cash and Cash Equivalents—Jamba Juice Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. As of November 28, 2006 and June 30, 2006 and 2005, Jamba Juice Company did not have any investments with maturities greater than three months.

Receivables—Receivables represent amounts due for royalty fees, advertising fees, and jambacards issued by the franchisees. The allowance for doubtful accounts is Jamba Juice Company’s estimate of the amount of probable credit losses in Jamba Juice Company’s existing accounts receivable.

Inventories—Inventories include only the purchase cost and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consist of food, beverages, and available-for-sale promotional products.

Property, Fixtures, and Equipment—Property, fixtures, and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of furniture, fixtures, and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term, which is generally 10 years. The costs of repair and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized.

Goodwill—Goodwill represents the excess of the purchase price over net assets acquired and is not amortized. Goodwill is subject to annual impairment tests in April of each year. This analysis is performed at the reporting unit level in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Based upon impairment analyses performed in accordance with SFAS No. 142 there was no goodwill impairment recorded in the 22 Week Period and fiscal 2006, 2005, and 2004.

Capitalized Interest—Jamba Juice Company capitalizes interest cost related to the purchase and construction of qualifying assets. During the 22 Week Period and fiscal 2006, 2005, and 2004, Jamba Juice Company capitalized interest of $130,000, $183,000, $112,000, and $48,000, respectively. Capitalized interest is amortized over the life of the assets.

Other Intangible Assets—Other intangible assets consist of leasehold acquisition costs and are amortized on a straight-line basis over the periods of expected benefit, which range from 8 to 10 years, and are limited to the lease term, including reasonably assured renewal periods.

Store Closing and Impairment Charges —In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset, losses related to the impairment of long-lived assets are recognized when expected future cash flows are less than the asset’s carrying value. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, Jamba Juice Company makes an evaluation of recoverability by comparing the carrying values of the assets to projected future cash flows, in addition to other quantitative and qualitative analyses. Impairment tests are conducted quarterly. Upon indication that the carrying

JAMBA JUICE COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

values of its assets may not be recoverable, Jamba Juice Company recognizes an impairment loss as a charge against current operations for an amount equal to the difference between the carrying value and the asset’s fair value. The fair value of the store’s long-lived assets is estimated using the discounted future cash flows of the assets based upon a rate that approximates our weighted-average cost of capital. Net assets are grouped at the lowest level for which there is identifiable cash flows when assessing impairment. Jamba Juice Company identifies cash flows for retail net assets at the individual store level. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell. Jamba Juice Company makes judgments related to the expected useful lives of long-lived assets and its ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As Jamba Juice Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause Jamba Juice Company to realize material impairment charges.

When stores that are under long-term leases close, Jamba Juice Company records a liability for the future minimum lease payments and related ancillary costs, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations, discounted using a weighted-average cost of capital. Jamba Juice Company estimates future cash flows based on its experience and knowledge of the market in which the closed store is located and, when necessary, uses real estate brokers. However, these estimates project future cash flows several years into the future and are affected by factors such as inflation, real estate markets, and economic conditions. During the 22 Week Period and fiscal 2006, Jamba Juice Company closed one store and three stores, respectively.

Jambacards and Gift Certificates—Jamba Juice Company has been selling jambacards to its customers in its retail stores and through its Web site since November 2002. Prior to November 2002, Jamba Juice Company sold $5.00 gift certificates. Jamba Juice Company’s jambacards and gift certificates do not have an expiration date. An obligation is recorded at the time of gift certificate issuance and either an initial load or a subsequent reload of the jambacard in the accrued store value cards line item on Jamba Juice Company’s balance sheet. Jamba Juice Company recognizes income from jambacards and gift certificates when: (i) the jambacard and gift certificates are redeemed by the customer: or (ii) the likelihood of the jambacard and gift certificates being redeemed by the customer is remote (also referred to as “jambacard breakage” and “gift certificate breakage”).

Jamba Juice Company determined jambacard breakage based on collected monthly redemption data and analyzed the redemption pattern since the inception of jambacard program in November of 2002. Jamba Juice Company applies an estimated jambacard breakage rate after three years of inactivity when, based on historical information, it determines the likelihood of redemption becomes remote and determined that with approximately four years of data it could forecast anticipated redemptions with sufficient accuracy to determine when redemptions become remote. In determining the amount of the liability to relieve, in addition to the redemption analysis, Jamba Juice Company requested counsel to perform an analysis of Jamba Juice Company’s requirement to remit unclaimed property or escheat in the states where Jamba Juice Company does business. Based on a review of the application of various state unclaimed property laws, Jamba Juice Company estimated its escheat requirement and determined the appropriate liability for both estimated future redemptions and escheat requirements. Jambacard and gift certificate breakage income is included in other operating expenses in the consolidated statements of income. Jamba Juice Company recorded jambacard breakage income of $0.8 million during the 22 Week Period.

In April 2006, Jamba Juice Company determined the redemption of certain gift certificates was remote and recognized breakage from gift certificates of $1.4 million in fiscal 2006.

JAMBA JUICE COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

During the 22 Week Period, fiscal 2006, fiscal 2005 and fiscal 2004 Jamba Juice Company sold $11.0 million, $22.0 million, $18.8 million, and $10.7 million of its jambacards, respectively. In addition, Jamba Juice Company also sold reloaded cards for $2.7 million, $3.9 million, $5.0 million, and $3.2 million during the 22 Week Period, fiscal 2006, fiscal 2005 and fiscal 2004, respectively. Customers redeemed $10.8 million, $20.4 million, $19.0 million, and $10.5 million, respectively, at the stores, which is included in revenue in the consolidated statements of income.

Deferred Rent—Jamba Juice Company’s lease agreements generally provide for scheduled rent increases during the lease terms, or for rental payments commencing at a date other than the date of possession. Rent expense is recognized on a straight-line basis over the respective terms of the leases. The difference between the amount charged to operations and cash paid under the leases is recorded as deferred rent.

Construction Allowances—Jamba Juice Company receives construction allowances from landlords, which are deferred and amortized on a straight-line basis over the life of the lease as a reduction of rent expense. Construction allowances are recorded in deferred rent and other long-term liabilities.

Revenue Recognition—Revenue from Jamba Juice Company owned and operated stores is recognized when product is sold. Revenue from store value cards, such as the “jambacard” and gift certificates are recognized upon redemption. Until redemption, outstanding customer balances are recorded as a liability. See above for discussion on recognition of gift certificates and jambacard breakage.

Franchise revenue is generated from three basic forms: development fees, initial franchise fees, and royalties. Development fees are paid to Jamba Juice Company as part of an agreement to open and operate a specific number of stores in a specified territory. The amount of the fee is based on the number of stores to be opened pursuant to the development agreement and secures the territory for exclusivity during the development. The nonrefundable fees collected for these services are recognized ratably as the franchise stores under these agreements open. Jamba Juice Company’s multi-unit development agreements specify the number of stores to be opened. Any changes to the specific number of stores would be stated in a subsequent contractual agreement (see Note 2).

Jamba Juice Company charges an initial franchise fee for providing operational materials, new store opening planning, and functional training courses. Initial franchise fees are paid for every store the franchisee opens and are due at the time the franchise agreement for a particular store is executed. Franchise fees are recognized as revenue when all material services or conditions have been substantially performed or satisfied and no other material conditions or obligations related to the determination of substantial performance exist. Duties and services that are completed prior to approval include training, facilities inspection, receipt of operating license(s), and clearance from appropriate agencies. These duties and services are substantially complete prior to the approval of opening of a store. Duties and services relating to the earning of the franchise fees are necessary for the stores to open. Revenue is recognized when the store opens.

Royalties are determined as a percentage of revenue and are recognized in the same period as the related franchise store revenue. If collection of the franchise royalty fee is doubtful, a receivable and an allowance are recorded by Jamba Juice Company without any revenue recognition and revenue is recognized at the time such receivables are collected.

In addition, as part of two different management agreements Jamba Juice Company has assigned employees full time to support two area developers in accordance with an area development affiliation agreement (see Note 2). Jamba Juice Company bears all the responsibilities and obligations related to these employees and

JAMBA JUICE COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

records the employee costs as other operating expense and the reimbursement from the area developers as franchise and other revenue. Due to uncertainty of collection of the reimbursement from these two area developers, the revenue is recognized on a cash basis.

Advertising Costs—Advertising costs are expensed as incurred and were $1.5 million, $5.1 million, $4.8 million and $4.8 million, in the 22 Week Period and fiscal 2006, 2005, and 2004, respectively, and are classified as store operating expenses. Jamba Juice Company also receives advertising contributions from its franchisees. These contributions are a contractual obligation of the franchisee and are recorded as an offset to advertising expense and were $1.5 million, $1.6 million, $1.2 million, and $1.0 million for the 22 Week Period and fiscal 2006, 2005, and 2004, respectively.

Store Pre-opening Costs—Costs incurred in connection with start-up and promotion of new store openings, as well as rent from possession date to store opening date are expensed as incurred.

Fair Value of Financial Instruments—The carrying value of cash and cash equivalents, notes and accounts receivable, and accounts payable approximates fair value. The carrying value of debt approximates the estimated fair value due to floating interest rates on the debt.

Comprehensive Income—Comprehensive income is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments from owners and distributions to owners. Comprehensive income equals net income for all periods presented.

Income Taxes—Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in Jamba Juice Company’s consolidated financial statements or tax returns. In estimating future tax consequences, Jamba Juice Company generally considers all expected future events other than changes in the tax law or rates. A valuation allowance is recorded when it is deemed more likely than not that a deferred tax asset will be not realized.

Employee Stock Options—Stock options for a fixed number of shares are granted to certain employees and directors with an exercise price equal to or greater than the fair market value of Jamba Juice Company’s common stock at the date of grant. Prior to June 28, 2006, Jamba Juice Company accounted for employee stock options in accordance with the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under APB Opinion No. 25, Jamba Juice Company did not recognize compensation expense related to employee stock options, as options were not granted below market price on the grant date.

On June 28, 2006, Jamba Juice Company adopted the provisions of SFAS No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, requiring the measurement and recognition of all share-based compensation under the fair value method. Using the prospective transition method, which requires Jamba Juice Company to continue to apply the minimum value method of measuring equity share options and similar instruments under the provisions of APB Opinion No. 25 and its related interpretive guidance to equity share options and similar instruments issued prior to June 28, 2006, and to apply the provisions of SFAS 123R prospectively to new awards and to awards modified, repurchased, or canceled after June 27, 2006.

In accordance with the prospective transition method, Jamba Juice Company’s consolidated financial statements for years beginning prior to June 28, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R. SFAS 123R requires companies to estimate the fair value of share-based payment awards

JAMBA JUICE COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in Jamba Juice Company’s consolidated statements of income. For further discussion, see Note 11.

Segment Reporting—SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information, requires financial information for each segment that is individually managed with separate operating results that are reviewed regularly by the chief operating decision makers. Jamba Juice Company has one reportable retail segment.

Reclassifications—Certain prior-year amounts were reclassified to conform to current-year presentation. Items previously classified as cost of sales and related occupancy, store operating and other operating expenses were reclassified to separately present cost of sales, labor, occupancy, and store operating as their own independent line items. Jamba Juice Company also aggregated on the statements of income franchise support expenses, losses on disposals, asset impairment and store closures, jambacard and gift certificate breakage income, litigation settlement expense, and sales tax audit expense into a single line item, other operating expense.

2. AREA DEVELOPMENT AFFILIATIONS

Jamba Juice Company, has entered into multi-unit license agreements with area developers to develop stores in certain geographic regions. Under typical multi-unit license agreements, the area developer generally pays  1/2 of the initial non-refundable fee multiplied by each store to be developed as a non-refundable development fee upon execution of the multi-unit license agreement. Each time a store is opened under the multi-unit license agreement, the franchisee is required to pay the remaining  1/2 of the initial fee. As of November 28, 2006, there are 121 stores operating under the four current and three expired or terminated multi-unit license agreements. In addition, as of November 28, 2006, there are 11 stores operating with Whole Foods Market in which employees of Whole Foods Market are operating the stores. As of November 28, 2006, three of the four current multi-area developers have contractual commitments to open, cumulatively, 24 new franchise stores.

Jamba Juice Company generally executes franchise agreements for each store which set out the terms of its arrangement with the franchisee. The franchise agreements typically require the franchisee to pay an initial, non-refundable fee and continuing fees based upon a percentage of sales. Subject to Jamba Juice Company’s approval and their payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration.

Deferred franchise revenue as of November 28, 2006, June 30, 2006 and 2005, includes $441,000, $432,250, and $478,500, respectively, relating to non-refundable development fees paid by two current and one former area developer, as well as initial fees paid by franchisees whose stores have not yet opened.

Franchise revenue consists of fees from our franchisees. Jamba Juice Company recognizes initial fees received from a franchisee as revenue when it has performed substantially all initial services required by the franchise agreement, which is generally upon the opening of a store. Jamba Juice Company recognizes continuing fees based upon a percentage of franchisee revenues as earned. Jamba Juice Company recognizes renewal fees when a renewal agreement with a franchisee becomes effective. Jamba Juice Company is not required to contribute capital as part of multi-unit license agreements or franchise agreements.

Jamba Juice Company incurs expenses that benefit both its franchisees and our Jamba Juice Company-owned stores. These expenses, along with other costs of servicing of franchise agreements, are charged to general

JAMBA JUICE COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

and administrative expenses as incurred. Certain direct costs of Jamba Juice Company’s franchise operations are charged to other operating expense. These costs are primarily related to reimbursement of costs incurred in managing stores owned by two former area developers, one for the Minneapolis geographic region (“Midwest Developer”) and one in the Florida geographic region (“JJC Florida”).

In August 2004, Jamba Juice Company entered into an Amended and Restated Management Agreement with the Midwest Developer. Under this agreement, Jamba Juice Company managed and operated the stores owned by the Midwest Developer and did so using Jamba Juice Company employees. Jamba Juice Company incurred employee expenses in managing and operating these stores of $662,000, $1.4 million, $0.5 million, and $3.6 million for the 22 Week Period and fiscal 2006, 2005, and 2004, respectively, which are reported as other operating expense. Under the agreement, the Midwest Developer reimbursed Jamba Juice Company $696,000, $1.3 million, $0.5 million, and $1.6 million for the 22 Week Period and fiscal 2006, 2005, and 2004, respectively, for managing and operating these stores, which is reported as franchise and other revenue.

In June 2005, Jamba Juice Company entered into a Management Agreement with JJC Florida. Under this agreement, Jamba Juice Company managed and operated the stores owned by the area developer and did so using Jamba Juice Company employees. Jamba Juice Company incurred employee expenses in managing and operating these stores of $1,061,000 and $1,385,000 for the 22 Week Period and fiscal 2006, respectively, which are reported as franchise support expense. Under the agreement, JJC Florida reimbursed Jamba Juice Company $1,114,000 and $1,216,000 for the 22 Week Period and fiscal 2006, respectively, for managing and operating these stores, which is reported as franchise and other revenue.

In connection with entering into the Management Agreement, JJC Florida’s development rights were terminated. Equity losses of $30,000, $164,000, and $577,000 for the 22 Week Period and fiscal 2006, and 2005, respectively, are included in other operating expenses. Due to inconsistent payment history, Jamba Juice Company accounts for its transactions with JJC Florida on a cash basis. As of November 28, 2006, JJC Florida owes Jamba Juice Company $1.6 million for royalty fees and advertising, which has not been recorded in Jamba Juice Company’s consolidated financial statements.

3. PROPERTY, FIXTURES, AND EQUIPMENT

Property, fixtures, and equipment as of November 28, 2006, June 30, 2006 and 2005 consisted of the following (in thousands):

	November 28, 2006	June 30, 2006	June 30, 2005
Leasehold improvements	$72,926	$67,938	$57,012
Furniture, fixtures and equipment	60,637	56,528	48,225
Construction in progress (primarily stores under construction)	7,474	7,474	5,400

Total	141,037	131,940	110,637
Less accumulated depreciation and amortization	(59,489)	(54,668)	(45,225)

Total	$81,548	$77,272	$65,412

JAMBA JUICE COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

4. OTHER INTANGIBLE ASSETS

Other intangible assets—net represent lease acquisition costs and consist of the following (in thousands):

	Gross Amount	Amortization	Net
Beginning Balance—July 1, 2003	$1,413	$(791)	$622
Retirements	(18)	18	—
Amortization	—	(115)	(115)

Ending Balance—June 30, 2004	1,395	(888)	507
Retirements	(60)	60	—
Amortization	—	(111)	(111)

Ending Balance—June 30, 2005	1,335	(939)	396
Amortization	—	(107)	(107)

Ending Balance—June 30, 2006	1,335	(1,046)	289
Amortization	—	(45)	(45)

Ending Balance—November 28, 2006	$1,335	$(1,091)	$244

Estimated amortization expense for the next three years is approximately $50,000 per year until 2009, when the estimated amortization expense will total approximately $35,000 for fiscal years 2010 through 2015.

5. ASSET IMPAIRMENT, STORE CLOSURES, AND DISPOSALS

Loss on asset impairment, store closures and disposals of fixed assets consisted of the following (in thousands):

	November 28, 2006	June 30, 2006	June 30, 2005	June 30, 2004
Asset impairment	$182	$1,065	$397	$532
Loss on store closures	78	1,027	6	29
Loss on disposal of other assets	846	676	616	860

Total	$1,106	$2,768	$1,019	$1,421

Asset Impairment—Due to declining market conditions, competition, insufficient occupancy rates in neighboring businesses and other factors, Jamba Juice Company recorded non-cash impairment charges of $0.2 million, $1.1 million, $0.4 million, and $0.5 million in the 22 Week Period and fiscal 2006, 2005, and 2004, respectively, to write down a portion of the leasehold improvements, furniture and fixtures, and equipment values of certain stores to their estimated fair values.

Jamba Juice Company considered several factors when estimating the future operating cash flows of the stores, including quality of the local market and real estate, the store’s historical cash flows, local competition, saturation of markets due to proximity of other stores, general economic conditions and other trends.

Store Closures—During the 22 Week Period and fiscal 2006, 2005 and 2004, Jamba Juice Company closed one, three, two, and one stores, respectively. Jamba Juice Company recorded losses related to store closures of $78,000, $1,027,000, $6,000, and $29,000 in the 22 Week Period and fiscal 2006, 2005 and 2004, respectively.

JAMBA JUICE COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Of these charges, $59,000, $856,000, $8,000, and $1,000 were noncash. In the year of closure, revenue for the stores that have closed was $146,000, $892,000, $543,000, and $184,000 and net operating losses, which include the losses on store closure, were $3,000, $1,898,000, $71,000, and $113,000 in the 22 Week Period and fiscal 2006, 2005, and 2004, respectively.

The following is a reconciliation of the store closure accrual (in thousands):

Balance as of June 30, 2005	$—
Provision for estimated net future cash flows of closed stores and buyout costs	543

Balance as of June 30, 2006	543
Payments on liability	(9)

Balance as of November 28, 2006	$534

Loss on Disposal of Other Assets—During the 22 Week Period and fiscal 2006, 2005, and 2004, Jamba Juice Company wrote off the net book value of certain assets that were abandoned due to store remodels or upgrades of equipment.

6. OTHER LONG-TERM ASSETS

Other long-term assets—net as of November 28, 2006, June 30, 2006 and 2005, consisted of the following (in thousands):

	November 28, 2006	June 30, 2006	June 30, 2005
Deposits	$704	$578	$631
Investment in JJC Florida, LLC	1,645	1,675	1,839
Investment in JJC Hawaii, LLC	372	379	279
Other	29	43	34

Total	$2,750	$2,675	$2,783

Jamba Juice Company accounts for its investments in JJC Florida, LLC and JJC Hawaii, LLC under the equity method. Jamba Juice Company owned 35.2% and 5.0% of JJC Florida, LLC and JJC Hawaii, LLC, respectively as of November 28, 2006.

During fiscal year 2004, Jamba Juice Company invested an additional $2 million in JJC Florida, LLC as part of an amendment to its original Franchise Agreement and License Agreement. Under the amendment, profits and losses are to be allocated to the members in proportion to their cash contributions until the profits for the investment exceed the cumulative losses previously realized. Thereafter, profits shall be allocated to the members in proportion to their recalculated interests. In addition, the recalculated interest for the investment is based on the contributions of the members, except that Jamba Juice Company shall receive a 25% premium for its additional contribution.

The amendment also included the ability of JJC Florida, LLC to defer the marketing, royalty, and front-end fees due to Jamba Juice Company. The deferral period ends the earlier of June 30, 2008 or when JJC Florida, LLC becomes cash flow positive for four consecutive quarters. JJC Florida, LLC did not meet this requirement as of November 28, 2006. Jamba Juice Company has deferred $1.6 million, $1.4 million, and $0.7 million of fees

JAMBA JUICE COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

due from JJC Florida, LLC under this agreement as of November 28, 2006 and June 30, 2006 and 2005, respectively, and will recognize revenue as cash is received.

The operating agreement and subsequent amendments between JJC Florida, LLC and Jamba Juice Company provided Jamba Juice Company the option to purchase (at its fair market value) 100% of its partner’s interest in the joint venture, valid from October 1, 2008 to December 30, 2008. Under the amendments to the operating agreement, profits and losses are to be allocated to the members in proportion to their cash contributions to the joint venture until the end of the fiscal year during which the cumulative profits of the joint venture equal or exceed the cumulative losses previously realized. Thereafter, profits will be allocated to the members in proportion to their recalculated interests. The recalculated interests of the members are based on the commitment of their additional contributions, with Jamba Juice Company receiving a 25% premium on its additional contributions.

The following is summarized financial information for Jamba Juice Company’s equity investments in JJC Florida, LLC and JJC Hawaii, LLC (in thousands):

	November 28, 2006	June 30, 2006	June 30, 2005	June 30, 2004
Current assets	$2,150	$2,157	$1,806	$2,415
Non-current assets	12,402	11,232	9,590	6,590
Current liabilities	4,807	3,999	3,824	2,312
Non-current liabilities and members’ equity	9,745	9,390	7,572	6,692
Revenue	14,727	34,206	29,016	21,992
Gross profit	10,469	24,179	20,443	15,632
Net income (loss) from operations	(443)	(937)	(350)	57
Net income (loss)	(443)	(937)	(350)	57

7. LEASE COMMITMENTS

Jamba Juice Company leases its office, retail stores and some equipment under operating leases, with terms expiring through 2016. Most store leases contain renewal options of up to 10 years and provide for payment of common area operating expenses and real estate taxes. Rental expense, net of sublease income, was $10.4 million, $22.5 million, $17.3 million, and $11.6 million in the 22 Week Period and fiscal 2006, 2005, and 2004, respectively.

The aggregate future minimum non-cancelable lease payments as of June 30, 2006 were as follows (in thousands):

Fiscal Year Ending June 30:
2007	$24,540
2008	23,417
2009	21,050
2010	19,282
2011	16,703
Thereafter	55,966

Total minimum lease commitments	$160,958

Future minimum lease payments under operating leases have not been reduced by future minimum sublease rental income of approximately $0.6 million.

JAMBA JUICE COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

8. REVOLVING LOAN AND NOTES PAYABLE

Jamba Juice Company has a revolving line of credit (the “Line”) for maximum borrowings of up to $35 million or 1.5 times trailing Earnings Before Interest, Taxes, and Depreciation and Amortization (“EBITDA”) as defined by the agreement for the Line which expires in December 2007. Borrowings on the Line are used for general working capital, capital expenditures and acquisitions. Borrowings bear interest at either the London InterBank Offered Rate plus a margin of 2.00% to 3.25% or a Base Rate (determined by certain base rates such as Prime, Federal Funds Effective Rate or Base CD rate) plus a margin of 0% to 1.5%, depending on Jamba Juice Company’s adjusted leverage ratio (as defined by the Line). The Line is secured by substantially all of the assets of Jamba Juice Company and requires compliance with certain financial covenants. These financial covenants require Jamba Juice Company at the end of each fiscal quarter to maintain an adjusted leverage ratio and fixed-charge coverage ratio as defined by the agreement and to maintain capital expenditures below a specified level. As of November 28, 2006, June 30, 2006 and June 30, 2005, Jamba Juice Company was in compliance with each of these financial covenants.

The Line prohibits Jamba Juice Company from the following activities: making loans, advances, or other extensions of credit; a 25% change in ownership, consolidation, mergers, or acquisitions; issuing dividends greater than $250,000 in any fiscal year; selling, assigning, leasing, transferring or disposing of any part of the business; and incurring capital expenditures in excess of $35 million in any year. Jamba Juice Company has obtained a waiver from its financial institution in regards to its merger agreement with Services Acquisition Corp. International. The outstanding balance on the Line was $15.9 million, $10.8 million, and $13.0 million as of November 28, 2006, June 30, 2006 and 2005, respectively, with interest rates of 9.25%, 7.75%, and 5.48%, respectively. Additional borrowing availability of $13.1 million was available as of November 28, 2006.

9. INCOME TAXES

The components of the income tax provision are as follows (in thousands):

	Period from June 28, 2006 to November 28, 2006	Year Ended
		June 30, 2006	June 30, 2005	June 30, 2004
Current provision	$3,658	$4,307	$469	$335
Deferred (benefit) provision	(1,100)	(1,706)	1,503	(12,585)

Income tax expense (benefit)—net	$2,558	$2,601	$1,972	$(12,250)

JAMBA JUICE COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The difference between the effective income tax rate and the United States federal income tax rate is summarized as follows:

	Period from June 28, 2006 to November 28, 2006	Year Ended
		June 30, 2006	June 30, 2005	June 30, 2004
Statutory federal rate	34.0%	34.0%	34.0%	34.0%
State income taxes less federal benefit	5.7	5.8	5.8	5.8
Change in valuation allowance	—	—	—	(289.0)
Tax credit attributes	12.1	1.2	(2.0)	(3.9)
Reconciliation of deferred tax assets	1.0	(0.7)	42.6	(6.7)
Reconciliation of current payable	1.2	(0.6)	4.9	(1.8)
Meals and entertainment	0.9	1.1	3.9	1.3
Stock options	—	0.8	1.8	—
Capitalized transaction costs	0.4	6.1	—	—
Prior year true up	—	—	2.7	—
Others	(1.7)	(1.1)	2.1	(0.6)

	53.6%	46.6%	95.8%	(260.9)%

The deferred tax asset consisted of the following temporary differences as of November 28, 2006 and June 30, 2006 and 2005 (in thousands):

	November 28, 2006	June 30, 2006	June 30, 2005
Net operating losses	$—	$—	$394
Reserves and accruals	4,692	4,772	2,047
Deferred franchise revenue	702	591	27
Deferred rent	—	—	—
Tax credit attributes	—	—	392
Class action payable	270	546	633
Other	—	—	19

Total current deferred tax asset	5,664	5,909	3,512

Net operating losses	10	10	77
Deferred franchise revenue	35	—	—
Deferred rent	2,788	2,487	1,685
Tax credit attributes	619	688	1,187
Basis difference in fixed assets	6,498	5,444	6,109
Basis difference in investments	(283)	(308)	(46)

Total non-current deferred tax asset	9,667	8,321	9,012

Total net deferred tax asset	$15,331	$14,230	$12,524

A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion of the deferred tax asset will not be realized. Jamba Juice Company has not recorded a valuation allowance as of November 28, 2006. During the year ended June 30, 2004, Jamba Juice Company reversed its valuation allowance of $13.6 million.

JAMBA JUICE COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The Company recognized a tax benefit for various state tax credits. The tax benefit for these credits will not be finalized until an examination of the Company’s state returns is complete. Accordingly, the Company has recorded a reserve of $579,000 for the estimated future resolution of these uncertain tax matters. While the Company believes the recorded reserve is adequate, the ultimate resolution of these uncertain tax matters may exceed or be below the recorded reserve.

As of November 28, 2006, Jamba Juice Company had utilized all of its net operating loss carryforwards for both federal and California state tax purposes of approximately $1.4 million and $623,000, respectively.

As of November 28, 2006, Jamba Juice Company had credit carryforwards for state tax purposes of approximately $619,000, which do not expire.

10. CONVERTIBLE REDEEMABLE PREFERRED STOCK

From 1994 through 2002, Jamba Juice Company sold 3,000,000, 2,250,053, 7,415,206, 10,028,905, and 2,482,726 shares of Series A, Series B, Series C, Series D, and Series E convertible redeemable preferred stock (the “Preferred Stock”), respectively, at prices of $1.00, $1.33, $2.00, $2.47, and $2.00 per share, as adjusted respectively, and received $49.6 million in net proceeds. In December of 2001, when Jamba Juice Company completed its Series E offering, the conversion price for the Series C and Series D were reduced to $2.00 and $2.47 from $2.18 and $2.50, respectively. This reduction in the conversion price was a result of the Series E offering being less than the conversion price of the Series C and Series D. The difference between the redemptive value of $52.2 million and the net proceeds received was $2.6 million. In fiscal 2006, Jamba Juice Company, in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes, modified its accounting for the accretion of its convertible redeemable preferred stock to conform to Securities and Exchange Commission (“SEC”) public company reporting requirements. Previously, Jamba Juice Company did not accrete the carrying value of its convertible redeemable preferred stock. These financial statements reflect the accretion of the convertible redeemable preferred stock to its redemption value at September 2003 (date of redemption) through a charge to accumulated deficit. The accretion amount was $0, $0, $0, and $240,000 in the 22 Week Period and fiscal 2006, 2005, and 2004, respectively. The cumulative accretion prior to fiscal 2004 was $2.4 million.

The Series E offering in December 2001 was composed of 2,482,726 shares of Series E Preferred Stock and 2,482,726 warrants, with a purchase price of $2.00. The Series E Preferred Stock was valued at $1.61 per share, and warrants were valued at $0.39 per warrant. The fair value of the warrants was estimated using the Black-Scholes model with the assumption of risk free interest rate of 5.05%, ten year expected life, a dividend rate of 0%, and volatility of 67%. The warrant entitled the holder to purchase a one-third share of Jamba Juice Company’s common stock at an exercise price of $0.75, or $2.25 for each full share (the “Warrant”). The Warrants are exercisable for a period of 10 years following the issuance date of the Warrants and will be adjusted as needed to account for stock splits, combinations, reclassifications, and reorganizations. Net proceeds from this offering were allocated to convertible redeemable preferred stock and additional paid in capital in the amounts of $3.7 million and $1.0 million, respectively.

Upon completion of the Series E offering, Jamba Juice Company filed Amended Articles of Incorporation with the California Secretary of State. Upon this filing, Series A, B, C, D, and E Preferred Stock have the following rights and preferences:

Conversion—All outstanding shares of Preferred Stock have the right to convert their shares into common stock at any time. The conversion ratio is approximately one for one. Under the anti-dilution provisions applicable to all shares of Preferred Stock, the conversion price of all series will be subject to adjustment in the event of any stock split, dividend or combination or reclassification or reorganization of Jamba Juice Company’s

JAMBA JUICE COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

capital stock or completion of an initial public offering, under certain conditions. The conversion price of Preferred Stock also will be adjusted upon the issuance of additional shares of common stock or warrants or rights to purchase common stock or securities convertible into common stock for per-share consideration that is less than the initial conversion price of the applicable series of Preferred Stock. Jamba Juice Company has reserved for the issuance of 30,839,000 common shares for conversion of Preferred Stock, stock options, and warrants. In 2005, one stockholder converted 30,000 of Series D preferred stock into 30,360 shares of common stock.

The Preferred Stock converts automatically into common stock upon the earlier to occur of the completion of a public offering raising gross proceeds of $10 million or more and at a stipulated offering price per share or upon the written consent of the holders of the various classes of Preferred Stock.

Dividend Preference—The holders of Series A, Series B, Series C, Series D, and Series E Preferred Stock are entitled, if and when declared by the Board of Directors, to non-cumulative dividends of $0.10, $0.133, $0.21847, $0.25, and $0.20, respectively, per share per annum. No dividends have been declared as of November 28, 2006.

Liquidation Preference—If there is a liquidation event (the “Event”) the holders of shares of Preferred Stock then outstanding shall be entitled to be paid, out of the assets of the corporation available for distribution to its stockholders, whether from capital, surplus or earnings (the “Available Assets”), before any payment shall be made in respect of the common stock, an amount equal to $1.00 per share of Series A, $1.33 per share of Series B, $2.18 per share of Series C, $2.50 per share of Series D and $6.00 per share of Series E (in each case, adjusted for stock dividends, stock splits, stock combinations and the like), plus all declared and unpaid dividends thereon to the date fixed for distribution of assets (the “Liquidation Preference Amount”). If upon an Event the Available Assets shall be insufficient to pay the Liquidation Preference Amount, then the entire assets of the corporation legally available for distribution shall be distributed ratably among the holders of the Preferred Stock so that the per share amount distributed to each series constitutes the same percentage of the full per share Liquidation Preference Amount for each such series. Assets legally available for distribution are defined as (a) positive retained earnings after deducting redemptions and dividends or (b) certain net asset to certain net liability ratios, both as defined by Section 500 of the California Corporations Code.

If there is an Event after the distribution of the Liquidation Preference Amount in accordance with the above, the remaining assets of the Corporation legally available for distribution, if any, to stockholders shall be distributed ratably to the holders of the common stock, the Preferred Stock then outstanding, with each share of the Preferred Stock being treated for such purposes as if it had been converted into common stock at the then-effective rate of conversion.

Voting—Each Series of Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which it could be converted, with certain restrictions.

Registration Rights—The holders of at least 50% of the shares of Preferred Stock who propose to dispose of at least 15% of such stock at an aggregate offering price to the public of not less than $5 million may require that Jamba Juice Company, with certain limitations, effect a registration of the stock to be disposed. In addition, the holders of Jamba Juice Company’s Series E Preferred Stock are entitled to unlimited piggyback registration rights on registrations initiated by Jamba Juice Company, with certain limitations.

Redemption—Holders of a majority of shares of each of the Series A, Series B, Series C, Series D, and Series E Preferred Stock may elect, at any time after September 1, 2003, to have Jamba Juice Company redeem all of the then-outstanding shares of the applicable Series at the original purchase price per share, plus all

JAMBA JUICE COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

declared but unpaid dividends on each share from funds legally available for distribution. If there are insufficient funds to redeem the number of shares requested, then Jamba Juice Company shall redeem the maximum number of shares for which funds exist. As of November 28, 2006, there were no funds legally available for distribution.

11. STOCK OPTIONS

On June 28, 2006, Jamba Juice Company adopted Statement of Financial Accounting Standard No. 123R, Share-Based Payment (“SFAS No. 123R”). See Note 1 for a description of Jamba Juice Company’s adoption of SFAS No. 123R.

Jamba Juice Company maintains two stock option plans, the 1994 Stock Incentive Plan (the “1994 Plan”) and the 2001 Equity Incentive Plan (the “2001 Plan”), which provide for granting incentive stock options and non-qualified stock options to employees and certain non-employee directors and consultants. The objectives of these plans include attracting and retaining the best personnel, providing performance incentives, and promoting the success of Jamba Juice Company by providing employees the opportunity to acquire common stock. The 2001 Plan is the only plan with stock option awards available for grant. Under the plans, Jamba Juice Company reserved 10,600,000 shares of common stock for granting of stock options. Options were granted at an exercise price equal to or greater than the fair market value of the Company’s common stock at the date of the grant and are exercisable for up to 10 years from the date of grant. Options that remain outstanding under the 1994 Plan generally vested over four years. Options that remain outstanding under the 2001 Plan granted prior to January 1, 2004 vested 20% at date of grant and 20% per year thereafter. Options granted under the 2001 Plan after January 1, 2004 generally vest 25% on the first anniversary of the grant date and 25% per year thereafter. Shares available for grant were 970,369 as of November 28, 2006.

The fair value of options granted was estimated at the date of grant using a Black-Scholes option-pricing model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. Expected dividends are zero based on history of not paying cash dividends on Jamba Juice Company’s common stock. Expected volatility for the 22 Week Period is based on historic, daily stock price observations of Jamba Juice Company’s peers during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. SFAS 123R also requires that estimated forfeitures be included as a part of the grant date estimate. Jamba Juice Company uses historical data to estimate expected employee behaviors related to option exercises and forfeitures. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models or assumptions, nor is there a means to compare and adjust the estimates to actual values, except for annual adjustments to reflect actual forfeitures. The following assumptions were used to calculate the weighted-average fair value for the 22 Week Period and fiscal 2006, 2005, and 2004:

	Period from June 28, 2006 to November 28, 2006	Years Ended
		June 30, 2006	June 30, 2005	June 30, 2004
Weighted-average expected life	2 years	2 years	2 years	2 years
Volatility	37.9%	0%	0%	0%
Risk free interest rates	5.0%	4.60%	3.70%	2.90%
Dividend yield	0%	0%	0%	0%

JAMBA JUICE COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

A summary of option activity under both plans as of November 28, 2006 and June 28, 2006, and changes during the 22 Week Period and fiscal 2006 are presented below (shares in thousands):

	Number of Options		Weighted- Average Exercise Price		Weighted-Average Remaining Contractual Life
	November 28, 2006	June 30, 2006	November 28, 2006	June 30, 2006	November 28, 2006	June 30, 2006
Options outstanding—beginning of period	6,238	6,380	$2.87	$2.36
Options granted	55	1,286	6.03	5.10
Options exercised	(157)	(189)	2.05	1.68
Options canceled	(281)	(1,239)	4.00	2.75

Options outstanding	5,855	6,238	$2.86	$2.87	6.85	7.28

Options exercisable	4,014	3,863	$2.31	$2.17	6.12	6.31
Options vested and expected to vest—end of period	5,855	6,238	$2.86	$2.87	6.85	7.28

The weighted-average grant-date fair value of options granted during the 22 Week Period and fiscal 2006, 2005 and 2004 was $1.50, $0.90, $0.50, and $0.24, respectively. The total intrinsic value of options exercised during the 22 Week Period and fiscal 2006, 2005, and 2004 was $624,000, $561,000, $96,000, and $41,000, respectively.

Jamba Juice Company recorded total compensation expense of $83,000 related to options that vested during the 22 Week Period, and all of which relates to awards granted after the date of adoption. As of November 28, 2006, there was no unrecognized compensation cost related to nonvested stock options granted under the plans. The total income tax benefit recognized in the consolidated statements of income for stock-based compensation arrangements was approximately $35,000, $0, $0, and $0 for the 22 Week Period and fiscal 2006, 2005, and 2004, respectively.

In October 2005, the board of directors of Jamba Juice Company approved accelerated stock option vesting for certain level of employees upon a change of control. The accelerated vesting applies to all Jamba Juice Company option holders who are District Managers, Support Center Managers, Department or Regional Directors, and Vice Presidents and above. There are 114 employees who are eligible for acceleration as of November 28, 2006. The total number of accelerated shares held by those employees eligible for acceleration is 1,054,325. The estimated intrinsic value of the options with the acceleration feature is $2.7 million. The intrinsic value at the time of grant was $0.

Stock Option Exchange Program—During the six months prior and subsequent to the implementation of a stock option exchange program in fiscal year 2002, Jamba Juice Company granted approximately 523,000 options, at an average exercise price of $4.00 per share. Subsequent to the grant, certain employees were given the opportunity to exchange their options for new options with an exercise price equal to the fair value of Jamba Juice Company’s common stock six months from the exchange date. The fair value was established at $1.86 per share. Due to the exchange, the options granted within six months of the exchange program are subject to variable plan accounting of which 47,150 were outstanding as of November 28, 2006. Under variable plan accounting, Jamba Juice Company is required to record a non-cash compensation charge for the options until the options are exercised, forfeited or canceled without replacement. The compensation charge is based on any excess of the fair value of the stock at the end of the reporting period or date of exercise, forfeiture or cancellation without replacement, if earlier, over the exercise price of the related options. The resulting

JAMBA JUICE COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

compensation charge to earnings is recorded as the underlying options vest and subsequent changes in the fair value of the stock are recorded until the options are exercised, forfeited, or cancelled. Jamba Juice Company recorded stock compensation expense of $106,000, $93,000, and $9,000 related to variable plan accounting in fiscal 2006, 2005, and 2004, respectively, which is included in Other in the consolidated statements of stockholders’ deficit.

12. WARRANTS

Jamba Juice Company issued warrants in connection with a preferred stock offering, vendor agreements, acquisitions and debt financing. A summary of the warrant activity as of November 28, 2006 and June 30, 2006, and changes during the 22 Week Period and fiscal 2006 are presented below (shares in thousands):

	Number of Warrants		Weighted-Average Exercise Price
	November 28, 2006	June 30, 2006	November 28, 2006	June 30, 2006
Warrants outstanding -beginning of period:
Common	1,278	1,428	$2.57	$2.60
Preferred	25	25	2.00	2.00

	1,303	1,453
Common warrants exercised	—	(79)	2.85	2.85
Common warrants canceled	—	(71)	2.85	2.85
Warrants outstanding—end of period:
Common	1,278	1,278	2.57	2.57
Preferred	25	25	2.00	2.00

	1,303	1,303	$2.57	$2.57

The weighted-average remaining contractual life of preferred and common warrants as of November 28, 2006 and June 30, 2006 is 4.15 and 4.58 years, respectively. As of November 28, 2006 and June 30, 2006, outstanding warrants are 100% vested. The expense related to warrants was recognized prior to fiscal 2004.

The intrinsic value of warrants exercised during the 22 Week Period and fiscal 2006 was $0 and $252,000, respectively.

13. EMPLOYEE BENEFIT PLAN

Jamba Juice Company maintains a voluntary defined contribution plan covering all eligible employees. Eligible employees may elect to defer and contribute a percentage of their compensation to the plan, not to exceed the dollar amount set by law. Jamba Juice Company also provides for a matching contribution after one year of employment. During fiscal 2004, Jamba Juice Company changed their match from 50% of the first 3% of an employee’s contributions to a match of 100% of the first 3% of an employee’s contributions. During the 22 Week Period and fiscal 2006, 2005, and 2004, Jamba Juice Company contributed $0.3 million, $0.6 million, $0.4 million, and $0.1 million, respectively, to the plan.

14. OTHER COMMITMENTS AND CONTINGENCIES

Litigation Related—Since fiscal year 2000, Jamba Juice Company had been involved in five related lawsuits with its corporate support center landlord and related parties. Four of these lawsuits were settled subject

JAMBA JUICE COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

to a Settlement Agreement dated September 15, 2003 (the “Settlement Agreement”), which provided for settlement of these actions by payment from the defendants (including Jamba Juice Company) of an aggregate of $6.4 million. Jamba Juice Company’s share of this payment was $2.8 million, of which $1.8 million and $1.0 million of expense was recognized in fiscal 2003 and 2002, respectively. Jamba Juice Company, in accordance with the Settlement Agreement, made payment on January 14, 2004. The fifth lawsuit was settled under a separate agreement dated August 26, 2003, which provided for a payment of $10,000, which was expensed in fiscal 2003.

Jamba Juice Company tendered a claim to its insurer for defense and indemnity in two of the lawsuits covered in the Settlement Agreement. The insurer denied the claim, which denial was disputed by Jamba Juice Company. The insurer then sued Jamba Juice Company on June 26, 2003, seeking a judicial determination on whether the insurer has a duty to defend or indemnify Jamba Juice Company in these matters. Jamba Juice Company filed a cross complaint seeking damages for the insurer’s failure to defend and indemnify Jamba Juice Company in one or more of the above lawsuits. This action was settled during fiscal 2005 with proceeds received from the insurer of $2.6 million and which is included in other operating expenses on Jamba Juice Company’s consolidated statement of income for fiscal 2005.

During fiscal 2003, Jamba Juice Company also settled a class action lawsuit against Jamba Juice Company that alleged that Jamba Juice Company failed to pay overtime wages, in violation of Federal and California law, to current and former employees designated as “General Manager” and “Assistant General Manager.” Jamba Juice Company agreed to pay $3.0 million plus payroll taxes to the class and its representatives ratably over a five-year period beginning in fiscal 2004. The net present value of this obligation, including related payroll taxes, of $2.8 million, was expensed in fiscal 2003. These obligations are due and payable upon a change of control of Jamba Juice Company.

Jamba Juice Company is also a defendant in certain litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of such litigation will not have a significant effect on the consolidated financial statements.

Sales Tax Settlement—During fiscal 2005, Jamba Juice Company settled a sales tax audit related to prior years for $2.6 million, which is classified as other operating expenses.

Other—Jamba Juice Company has commitments under contracts for the construction of leasehold and other improvements for stores to be opened in fiscal 2007. Portions of such contracts not completed as of November 28, 2006 are not reflected in the consolidated financial statements. These unrecorded commitments are $0.2 million as of November 28, 2006.

During the 22 Week Period, Jamba Juice Company entered into a purchase obligation with a supplier for certain fruits for a 15 year term, ending in 2024 for commitments to purchase a minimum level of fruit, totaling $32.2 million. Jamba Juice Company did not make significant purchases under this agreement during the 22 Week Period.

15. RELATED-PARTY TRANSACTIONS

On December 8, 2004, Jamba Juice Company entered into a four year consulting agreement with Kirk Perron, its founder, director and shareholder. Mr. Perron advises and assists Jamba Juice Company and its board of directors in connection with certain projects, public appearances, promotional events and as such other matters as agreed between Jamba Juice Company and Mr. Perron. The terms of the agreement are to make

JAMBA JUICE COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

consulting payments of $150,000 per year. In addition, Jamba Juice Company reimburses Mr. Perron for business related expenses.

Jamba Juice Company also recorded $3.4 million receivable from Jamba, Inc. as of November 28, 2006 for reimbursement of transaction costs related to the merger.

JJC FLORIDA, LLC

(UNAUDITED)

BALANCE SHEET

DECEMBER 12, 2006

2006
ASSETS
CURRENT ASSETS
Cash	$1,407,645
Receivables	6,165
Inventories	74,644
Prepaid expenses and other current assets	20,150

TOTAL CURRENT ASSETS	1,508,604

PROPERTY AND EQUIPMENT
Leasehold improvements	2,102,400
Furniture, fixtures and equipment	1,968,636

4,071,036
Accumulated depreciation	(2,064,405)

PROPERTY AND EQUIPMENT, net	2,006,631

OTHER ASSETS	33,499

TOTAL ASSETS	$3,548,734

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$196,520
Affiliated payable	1,667,902
Accrued liabilities	416,988

TOTAL CURRENT LIABILITIES	2,281,410

DEFERRED RENT	107,853
DEFERRED TENANT ALLOWANCES	95,147

TOTAL LIABILITIES	2,484,410
COMMITMENTS AND CONTINGENCIES (NOTE 4)
MEMBERS’ EQUITY	1,064,324

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$3,548,734

The accompanying notes are an integral part of these financial statements.

JJC FLORIDA, LLC

(UNAUDITED)

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 12, 2006

2006
NET REVENUES	$8,511,968

COST OF GOODS SOLD	2,370,910

STORE OPERATING EXPENSE:
Payroll and related benefits	2,685,003
Occupancy	1,388,312
Royalty, consulting and service fees to affiliates	432,790
Marketing and promotion	252,161
Depreciation and amortization	572,068
Other	579,479

TOTAL STORE OPERATING EXPENSE	5,909,813

STORE INCOME BEFORE GENERAL, ADMINISTRATIVE AND DEVELOPMENT EXPENSES CONTRIBUTION	231,245

GENERAL, ADMINISTRATIVE AND DEVELOPMENT EXPENSES:
Payroll and related benefits	298,498
Other	62,620

TOTAL GENERAL, ADMINISTRATIVE AND DEVELOPMENT EXPENSES	361,118

NET LOSS	$(129,873)

The accompanying notes are an integral part of these financial statements.

JJC FLORIDA, LLC

(UNAUDITED)

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 12, 2006

	Juice Partners Florida, LLC	Jamba Juice Company	Total
BALANCES, DECEMBER 13, 2005	(463,804)	1,658,001	1,194,197
NET LOSS	(84,158)	(45,715)	(129,873)

BALANCES, DECEMBER 12, 2006	$(547,962)	$1,612,286	$1,064,324

The accompanying notes are an integral part of these financial statements.

JJC FLORIDA, LLC

(UNAUDITED)

STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 12, 2006

2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(129,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	572,068
Changes in assets and liabilities:
Increase in receivables	(2,982)
Decrease in inventories	2,246
Decrease in prepaid expenses and other assets	22,461
Increase in accounts payable	48,299
Increase in affiliated payable	660,180
Increase in accrued liabilities	168,879
Decrease in deferred tenant allowances	(3,936)
Decrease in deferred rent	(19,255)

NET CASH USED IN OPERATING ACTIVITIES	1,399,293

CASH FLOWS USED IN INVESTING ACTIVITIES:
Property and equipment expenditures	(79,670)

NET INCREASE IN CASH	1,237,232
CASH, BEGINNING OF YEAR	170,413

CASH, END OF YEAR	$1,407,645

The accompanying notes are an integral part of these financial statements.

JJC FLORIDA, LLC

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 12, 2006 (UNAUDITED)

NOTE 1.	ORGANIZATION

JJC Florida, LLC (the “Company”), is a Florida limited liability company established on August 13, 1999, pursuant to an operating agreement (the “Agreement”) between Juice Partners Florida, LLC (JPF), a Florida limited liability company, and Jamba Juice Company (JJC), a California corporation (herein referred to collectively as the “Members”). The Company was established for the purpose of developing, owning and operating Jamba Juice retail stores in the State of Florida under an exclusive development and licensing agreement (the “License Agreement”) with JJC (Note 4). The Company offers a wide variety of fresh blended-to-order smoothies, fresh-squeezed juices, baked goods and snacks through retail stores. The Company manages its operations by store. The Company operated thirteen stores as of December 12, 2006.

JPF is the managing member and is responsible for administering the affairs of the Company. Certain major decisions, as defined, require the approval of a management committee, which is comprised of representatives from JPF and JJC. Prior to the Agreement Amendments discussed below, the Members committed to make up to $9 million in capital contributions if requested by JPF. As of December 12, 2006, accumulated Members capital contributions approximated $7,687,500.

On October 20, 2003, the Company entered into two amendments to the Agreement and License Agreement (“Amendments”), whereby JJC shall provide additional capital contributions of up to $2 million (“Additional Contribution”), thereby increasing the Members total commitment in capital contributions to $11 million. Under the Amendments, profits and losses are to be allocated to the Members in proportion to their cash contributions to the Company until the end of the fiscal year during which the cumulative profits of the Company equal or exceed the cumulative losses previously realized. Thereafter, profits shall be allocated to the Members in proportion to their recalculated interests. Under the Amendments, the recalculated interests of the Members are based on the commitment of the Additional Contribution, except that the commitment of the Additional Contribution made by JJC shall include a 25 percent premium.

On June 28, 2005, the Company entered into a third amendment (the “Third Amendment”) to the Agreement and License Agreement, whereby JJC is provided the option to purchase 100 percent of JPF’s interest in the Company for a period of 90 days commencing on October 1, 2008. Furthermore, if in the future, the Company requests additional capital contributions, the actual contribution will contain a 25 percent premium, if only one of the Members participates in the additional capital contribution. In addition, JJC gave notice terminating the Company’s right to develop additional Jamba Juice stores and canceling the Company’s previously exclusive right to operate Jamba Juice stores in the State of Florida.

The Agreement shall continue through the earlier of the dissolution of the License Agreement or August 31, 2019.

At December 12, 2006, the allocation of profits and losses are based on cash contributions received by the Company are as follows:

JPF	64.8%
JJC	35.2%

100.0%

During the year ended December 12, 2006, members made no additional capital contributions. The percentages of allocation of profit and losses did not change from fiscal 2005.

JJC FLORIDA, LLC

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 12, 2006 (UNAUDITED)

NOTE 1.	ORGANIZATION (CONTINUED)

Concentrations of Risk

The Company maintains food distribution contracts primarily with one supplier. This supplier provided during fiscal year 2006, 86% of product cost included in cost of sales, which subjects the Company to a concentration of business risk. If this supplier had operational problems or ceased making product available to the Company, operations could be adversely affected.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

During the 2005 fiscal year, the Company changed its fiscal year end from the last Tuesday closest to December 24, to the second Tuesday in December. The 2006 fiscal year ended December 12, 2006.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

Cash primarily consists of demand deposits in interest and non-interest bearing accounts. The carrying amount of these deposits approximates their fair value. The bank balances maintained may, at times, exceed available depository insurance limits. The Company believes no significant concentration of risk exists with respect to these cash balances.

The Company held bank balances of $1,382,545 as of December 12, 2006. A significant amount of these funds are in excess of available depository limits.

Fair Value of Financial Instruments

The carrying value of cash and equivalents, receivables, and accounts payable and accrued expenses approximates fair value. The carrying value of deferred rent and deferred tenant allowances approximate their estimated fair value due to the relatively short maturities.

Inventories

Inventories include only the purchase cost and are stated at lower of cost of market. Cost is determined using the first-in, first-out method (FIFO). Inventories consist of food, beverages and available for sale promotional products.

Property and Equipment

Furniture, fixtures, and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of furniture, fixtures, and equipment is calculated using the straight-line method over the estimated

JJC FLORIDA, LLC

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 12, 2006 (UNAUDITED)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment (continued)

useful life of the asset generally ranging from three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term, which is generally 10 years, commencing the month after the asset is placed in service. The costs of repair and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized.

Depreciation and amortization amounted to $572,068 in fiscal 2006.

Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, losses related to the impairment of long-lived assets are recorded when the carrying values of assets are not recoverable. The Company evaluates assets at the store level because this is the lowest level of identifiable cash flows ascertainable to evaluate impairment. Assets being tested for recoverability at this level include tangible long-lived assets.

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or at least annually. Impairment losses are measured as the amount by which the carrying amount of assets exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. No impairment losses were incurred in 2006.

Deferred Rent

The Company’s lease agreements generally include scheduled rent increases during the lease term, or for rental payments commencing at a date other than the date of initial occupancy. Rent expense is recognized on a straight-line basis over the respective terms of the leases. The difference between the amount charged to operations and cash paid under the leases is recorded as deferred rent.

Deferred Tenant Allowance

Deferred tenant allowance amounts represent tenant allowances provided by the landlord for leasehold improvements at various locations. These allowances are recorded as deferred rent and are amortized over the life of the lease.

Revenue Recognition

Revenue is recognized when the product is sold. Revenue from jambacards and gift certificates are recognized upon redemption. If collection is doubtful, a receivable and an allowance are recorded without any revenue recognition. Revenue is recognized at the time such receivables are collected. There was no allowance required as of December 12, 2006.

JJC FLORIDA, LLC

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 12, 2006 (UNAUDITED)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Pre-opening Costs

Pre-opening costs include certain costs incurred to establish a new store location and costs incurred in connection with the start-up of its operations.

The Company records pre-opening expenses in accordance with Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, which requires costs of start-up activities and organization costs to be expensed as incurred.

Marketing and Promotion

All marketing and promotion costs are expensed as incurred. Marketing and promotion costs amounted to $252,161 as of December 12, 2006.

Income Taxes

Income or loss for tax reporting purposes is the responsibility of the individual members and, accordingly, no provision or benefit for income taxes is recorded by the Company.

Segment Reporting

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. The method of determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company operates under one reportable retail segment. Accordingly, segment information is not applicable.

Recent Accounting Pronouncements

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143 (FIN 47). FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of SFAS 143 did not have a significant effect on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which supersedes Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principles. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on its results of operations and financial condition.

JJC FLORIDA, LLC

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 12, 2006 (UNAUDITED)

NOTE 3.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its store locations under operating leases expiring through 2015. Most of the leases provide for renewable option periods. Total lease expense approximated $657,000 as of December 12, 2006.

At December 12, 2006, the future minimum rental commitments under these leases, including renewal options likely to be exercised, were approximately:

Year ended December,
2007	$612,000
2008	612,000
2009	634,000
2010	627,000
2011	554,000
Thereafter	1,077,00

$4,116,000

In addition to the amounts above, the Company is responsible for common area maintenance costs, real property taxes and additional rents, based on revenues, pursuant to certain store leases.

The Company entered into a lease agreement with a third-party to lease blender equipment for its store operations and is charged 2.0 cents per blended beverage sold.

Blender charges are included in other store operating expenses in the accompanying statements of operations. As of December 12, 2006 charges incurred were approximately $39,000.

Other Commitments and Contingencies

Royalty and Service Fees

The Company pays royalty and service fees equal to 5 percent of Net Sales, as defined, pursuant to the License Agreement with JJC.

Pursuant to the Amendment discussed in Note 1, payment of the royalty fees are deferred until the earlier of the time that the Company maintains positive cash flow for four consecutive quarters or June 30, 2008, at which time the deferred royalty fees become payable over a 12 month period and include interest based on the Company’s prevailing rate, as calculated quarterly. The deferral of royalty fees is retroactively effective to January 1, 2003.

In 2006, the Company incurred approximately $450,557 in royalty fees. At December 12, 2006, unpaid royalty fees and related interest expense in the amount of approximately $1,219,675, were included in accrued liabilities.

Territorial Fees

Pursuant to the License Agreement, the Company paid a territorial fee of $125,000 in 2000 to JJC for the development of the first ten Jamba Juice stores in Florida. According to the License Agreement, the Company is

JJC FLORIDA, LLC

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 12, 2006 (UNAUDITED)

NOTE 3.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Commitments and Contingencies (continued)

Territorial Fees (continued)

also required to pay JJC a front-end fee, the amount of which is determined by the total number of Jamba Juice stores in Florida and Hawaii combined. The Hawaii Jamba Juice stores are owned and operated by JJC Hawaii, LLC, a Hawaii limited liability company and affiliated entity.

The front-end fees are $12,500 per store for the first ten Florida stores and $25,000 per store thereafter, if the combined store count is less than twenty-five. However, if the combined store count equals or exceeds twenty-five, then the front-end fee shall be reduced to $2,500 per store for the first ten Florida stores and $15,000 thereafter.

Pursuant to the Amendment discussed in Note 1, the payment of front-end fees are deferred until the earlier of the time that the Company maintains positive cash flow for four consecutive quarters or June 30, 2008, at which time the deferred front-end fees become payable over a 12 month period and include interest based on the Company’s prevailing rate, as calculated quarterly. The deferral of front-end fees is retroactively effective to January 1, 2003.

The Company did not incur in additional front-end fees in 2006.

Marketing Requirement

At December 12, 2006, unpaid marketing fund contributions in the amount of $425,887 were included in accrued liabilities. As of December 12, 2006, the Company was in compliance with the marketing requirements as set forth in the License agreement and subsequent amendments.

Distributor Agreements

The Company entered into two third-party distributor agreements whereby most of the Company’s retail and restaurant inventory is purchased. Either party, given proper notice as specified in these agreements, may terminate these agreements at any time.

Litigation

The Company may be involved in litigation arising from transactions in the ordinary course of business. Management believes that the ultimate liability, if any, resulting from transactions in the ordinary course of business will not have a material effect on the financial condition and results of operations of the Company.

NOTE 4.	EMPLOYEE BENEFIT PLAN

Jamba Juice Company maintains a voluntary defined contribution plan covering all eligible employees. Eligible employees may elect to defer and contribute a percentage of their compensation to the plan, not to exceed the dollar amount set by law. Jamba Juice Company also provides for a matching contribution after one year of employment. During fiscal 2004, Jamba Juice Company changed their match from 50% of the first 3% of an employee’s contributions to a match of 100% of the first 3% an employee’s contributions and a 50% match of the next 2% of an employee’s contributions.

JJC FLORIDA, LLC

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 12, 2006 (UNAUDITED)

NOTE 5.	RELATED PARTY TRANSACTIONS

Coffee Partners Hawaii

In 2001, the Company entered into a management agreement with Coffee Partners Hawaii (CPH), a Hawaii general partnership and affiliated entity. Under the terms of this agreement, certain administrative services and/or support such as accounting, payroll administration, executive management, store development, marketing, human resources, and training are to be provided to the Company in return for a management fee. The agreement also provides for certain management and development consulting services to be provided to CPH by the Company. This agreement was terminated in 2006.

Café Del Caribe, LLC

In 2002, the Company entered into a management agreement with affiliate Café Del Caribe, LLC (CDC), a Delaware limited liability company, whereby certain executive management, administrative, marketing and store development services and/or support are provided to CDC in return for a management fee. The Company recognized management fees of approximately $3,000 in 2005 in conjunction with this agreement. This agreement was terminated in 2006.

JJC

In June 28, 2005, the Company entered into a management agreement with JJC for JJC to manage and perform all of the day-to-day operations of the Company’s stores. JJC is responsible for the accounting services for the Company. These services are currently outsourced to RSM McGladery.

JJC FLORIDA, LLC

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Members of

JJC Florida, LLC:

We have audited the accompanying balance sheet of JJC Florida, LLC (the “Company”) as of December 13, 2005 and the related statements of operations, changes in members’ equity and cash flows for the fiscal year ended December 13, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JJC Florida, LLC as of December 13, 2005, and the results of its operations and its cash flows for the fiscal year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/    Morrison, Brown, Argiz & Farra, LLP

Miami, Florida

June 9, 2006

JJC FLORIDA, LLC

BALANCE SHEETS

DECEMBER 13, 2005

2005
ASSETS
CURRENT ASSETS
Cash	$170,413
Receivables	3,183
Inventories	76,890
Prepaid expenses and other current assets	40,678

TOTAL CURRENT ASSETS	291,164

PROPERTY AND EQUIPMENT
Leasehold improvements	2,102,400
Furniture, fixtures and equipment	1,888,967

3,991,367
Accumulated depreciation	(1,493,522)

PROPERTY AND EQUIPMENT, net	2,497,845

OTHER ASSETS	35,431

TOTAL ASSETS	$2,824,440

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$148,221
Affiliated payable	1,007,722
Accrued liabilities	248,109

TOTAL CURRENT LIABILITIES	1,404,052

DEFERRED RENT	111,789
DEFERRED TENANT ALLOWANCES	114,402

TOTAL LIABILITIES	1,630,243
COMMITMENTS AND CONTINGENCIES (NOTE 4)
MEMBERS’ EQUITY	1,194,197

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$2,824,440

The accompanying notes are an integral part of these financial statements.

JJC FLORIDA, LLC

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 13, 2005

2005
NET REVENUES	$6,639,369
COST OF GOODS SOLD	1,911,393
STORE OPERATING EXPENSE:
Payroll and related benefits	2,406,359
Occupancy	888,578
Royalty, consulting and service fees to affiliates	331,969
Marketing and promotion	307,155
Depreciation and amortization	588,764
Other	547,749

TOTAL STORE OPERATING EXPENSE	5,070,574

PRE-OPENING COSTS	180,841

STORE LOSSES BEFORE GENERAL, ADMINISTRATIVE AND DEVELOPMENT EXPENSES CONTRIBUTION	(523,439)

GENERAL, ADMINISTRATIVE AND DEVELOPMENT EXPENSES:
Payroll and related benefits	177,737
Depreciation and amortization	33,705
Management fees to affiliates, net	245,035
Other	245,223

TOTAL GENERAL, ADMINISTRATIVE AND DEVELOPMENT EXPENSES	701,700

NET LOSS	$(1,225,139)

The accompanying notes are an integral part of these financial statements.

JJC FLORIDA, LLC

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 13, 2005

	Juice Partners Florida, LLC	Jamba Juice Company	Total
BALANCES, DECEMBER 28, 2004	(155,471)	1,591,254	1,435,783
MEMBERS’ CONTRIBUTIONS	500,000	483,553	983,553
NET LOSS	(808,333)	(416,806)	(1,225,139)

BALANCES, DECEMBER 13, 2005	$(463,804)	$1,658,001	$1,194,197

The accompanying notes are an integral part of these financial statements.

JJC FLORIDA, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 13, 2005

2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,225,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	622,469
Changes in assets and liabilities:
Increase in receivables	(2,140)
Decrease in inventories	37,237
Increase in prepaid expenses and other assets	(16,696)
Decrease in accounts payable	(54,551)
Increase in accrued liabilities	4,655
Increase in affiliated payable	122,052
Increase in deferred tenant allowances	114,402
Increase in deferred rent	67,603

NET CASH USED IN OPERATING ACTIVITIES	(330,108)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(603,702)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from members’ contributions	983,553

NET INCREASE IN CASH	49,743
CASH, BEGINNING OF YEAR	120,670

CASH, END OF YEAR	$170,413

The accompanying notes are an integral part of these financial statements.

JJC FLORIDA, LLC

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 13, 2005

NOTE 1.	ORGANIZATION

JJC Florida, LLC (the “Company”), is a Florida limited liability company established on August 13, 1999, pursuant to an operating agreement (the “Agreement”) between Juice Partners Florida, LLC (JPF), a Florida limited liability company, and Jamba Juice Company (JJC), a California corporation (herein referred to collectively as the “Members”). The Company was established for the purpose of developing, owning and operating Jamba Juice retail stores in the State of Florida under an exclusive development and licensing agreement (the “License Agreement”) with JJC (Note 4). The Company offers a wide variety of fresh blended-to-order smoothies, fresh-squeezed juices, baked goods and snacks through retail stores. The Company manages its operations by store. The Company operated thirteen stores as of December 13, 2005.

JPF is the managing member and is responsible for administering the affairs of the Company. Certain major decisions, as defined, require the approval of a management committee, which is comprised of representatives from JPF and JJC. Prior to the Agreement Amendments discussed below, the Members committed to make up to $9 million in capital contributions if requested by JPF. As of December 13, 2005, accumulated Members capital contributions approximated $7,687,500.

On October 20, 2003, the Company entered into two amendments to the Agreement and License Agreement (“Amendments”), whereby JJC shall provide additional capital contributions of up to $2 million (“Additional Contribution”), thereby increasing the Members total commitment in capital contributions to $11 million. Under the Amendments, profits and losses are to be allocated to the Members in proportion to their cash contributions to the Company until the end of the fiscal year during which the cumulative profits of the Company equal or exceed the cumulative losses previously realized. Thereafter, profits shall be allocated to the Members in proportion to their recalculated interests. Under the Amendments, the recalculated interests of the Members are based on the commitment of the Additional Contribution, except that the commitment of the Additional Contribution made by JJC shall include a 25 percent premium.

On June 28, 2005, the Company entered into a third amendment (the “Third Amendment”) to the Agreement and License Agreement, whereby JJC is provided the option to purchase 100 percent of JPF’s interest in the Company for a period of 90 days commencing on October 1, 2008. Furthermore, if in the future, the Company requests additional capital contributions, the actual contribution will contain a 25 percent premium, if only one of the Members participates in the additional capital contribution. In addition, JJC gave notice terminating the Company’s right to develop additional Jamba Juice stores and canceling the Company’s previously exclusive right to operate Jamba Juice stores in the State of Florida.

The Agreement shall continue through the earlier of the dissolution of the License Agreement or August 31, 2019.

At December 13, 2005, the allocation of profits and losses are based on cash contributions received by the Company are as follows:

JPF	64.8%
JJC	35.2%

100.0%

During the year ended December 13, 2005, members made capital contributions of $983,553. This caused the percentages of allocation of profit and losses to vary during the year.

JJC FLORIDA, LLC

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 13, 2005

NOTE 1.	ORGANIZATION (CONTINUED)

Concentrations of Risk

The Company maintains food distribution contracts primarily with one supplier. This supplier provided during fiscal year 2005, 86% of product cost included in cost of sales, which potentially subjects the Company to a concentration of business risk. If this supplier had operational problems or ceased making product available to the Company, operations could be adversely affected.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

During the 2005 fiscal year, the Company changed its fiscal year end from the last Tuesday closest to December 24, to the second Tuesday in December. The 2005 fiscal year ended December 13, 2005 includes 50 weeks.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

Cash primarily consists of demand deposits in interest and non-interest bearing accounts. The carrying amount of these deposits approximates their fair value. The bank balances maintained may, at times, exceed available depository insurance limits. The Company believes no significant concentration of risk exists with respect to these cash balances.

The Company held bank balances in excess of available depository limits of approximately $84,000 as of December 13, 2005.

Fair Value of Financial Instruments

The carrying value of cash and equivalents, receivables, and accounts payable and accrued expenses approximates fair value. The carrying value of deferred rent and deferred tenant allowances approximate their estimated fair value due to the relatively short maturities.

Inventories

Inventories include only the purchase cost and are stated at lower of cost of market. Cost is determined using the first-in, first-out method (FIFO). Inventories consist of food, beverages and available for sale promotional products.

Property and Equipment

Furniture, fixtures, and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of furniture, fixtures, and equipment is calculated using the straight-line method over the estimated

JJC FLORIDA, LLC

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 13, 2005

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment (continued)

useful life of the asset generally ranging from three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term, which is generally 10 years, commencing the month after the asset is placed in service. The costs of repair and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized.

Depreciation and amortization amounted to $622,469 as of December 13, 2005.

Long-Lived Assets

Asset impairments are recorded when the carrying values of assets are not recoverable. For purposes of recognizing and measuring impairment of long-lived assets, the Company categorizes assets of operating stores as “Assets to Be Held and Used” and assets of stores that have been closed as “Assets to Be Disposed Of.” The Company evaluates assets at the store level because this is the lowest level of identifiable cash flows ascertainable to evaluate impairment. Assets being tested for recoverability at this level include tangible long-lived assets.

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or at least annually. Impairment losses are measured as the amount by which the carrying amount of assets exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. No impairment losses were incurred in 2005.

Deferred Rent

The Company’s lease agreements generally include scheduled rent increases during the lease term, or for rental payments commencing at a date other than the date of initial occupancy. Rent expense is recognized on a straight-line basis over the respective terms of the leases. The difference between the amount charged to operations and cash paid under the leases is recorded as deferred rent.

Deferred Tenant Allowance

Deferred tenant allowance amounts represent tenant allowances provided by the landlord for leasehold improvements at various locations. The tenant allowance amounts were previously recorded as an offset to the respective leasehold improvements which the Company determined was not in accordance with generally accepted accounting principles but was not material enough to restate prior year’s financial statements. These amounts are amortized over the shorter of the related leasehold improvement life or the term of the lease.

Revenue Recognition

Revenue is recognized when the product is sold. Revenue from jambacards and gift certificates are recognized upon redemption. If collection is doubtful, a receivable and an allowance are recorded without any revenue recognition. Revenue is recognized at the time such receivables are collected. There was no allowance required as of December 13, 2005.

JJC FLORIDA, LLC

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 13, 2005

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Pre-opening Costs

Pre-opening costs include certain costs incurred to establish a new store location and costs incurred in connection with the start-up of its operations.

The Company records pre-opening expenses in accordance with Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, which requires costs of start-up activities and organization costs to be expensed as incurred.

Marketing and Promotion

All marketing and promotion costs are expensed as incurred. Marketing and promotion costs amounted to $307,155 as of December 13, 2005.

Income Taxes

Income or loss for tax reporting purposes is the responsibility of the individual members and, accordingly, no provision or benefit for income taxes is recorded by the Company.

Segment Reporting

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. The method of determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company operates under one reportable retail segment. Accordingly, segment information is not applicable.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the fiscal year 2004. The Company’s adoption of SFAS No. 150 did not have an impact on its financial statements.

The Company adopted FASB Interpretation No. 46 and 46R, Consolidation of Variable Interest Entities, effective December 29, 2002. Interpretation 46, as revised in December 2003, changes the accounting model for consolidation from one based on control through voting interests to one based on control through economic interests. Whether to consolidate an entity now also considers whether that entity has sufficient equity at risk to enable it to operate without additional subordinated financial support, whether the equity owners in that entity lack the obligation to absorb expected losses or the right to receive residual returns of the entity, or whether voting rights in the entity are not proportional to the equity interest and substantially all the entity’s activities are conducted for an investor with few voting rights. This interpretation requires a Company to consolidate variable interest entities (VIE’s) if the enterprise is a primary beneficiary of the VIE and the VIE possesses specific

JJC FLORIDA, LLC

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 13, 2005

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

characteristics. It also requires additional disclosures for parties involved with VIE’s. The adoption of this statement did not have a material impact on the Company’s results of operations or financial position because the Company does not invest or participate in any entities, which would be considered VIE’s under Interpretation 46.

In December 2004, the FASB issued SFAS No. 151, Inventory Costs, which clarifies the accounting for freight, handling costs, and wasted material (spoilage). Under this Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement will be effective for the Company for inventory costs incurred on or after January 1, 2006. The Company does not expect the adoption of this Statement to have a significant effect on the Company’s financial statements.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143 (FIN 47). FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not expect the adoption of SFAS 143 to have a significant effect on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which supersedes Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principles. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its results of operations and financial condition.

NOTE 3.	INVENTORIES

Inventories consisted of the following:

December 13, 2005
Store restaurant	$65,355
Store retail	11,535

$76,890

JJC FLORIDA, LLC

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 13, 2005

NOTE 4.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its store locations under operating leases expiring through 2015. Most of the leases provide for renewable option periods. Total lease expense approximated $624,000 as of December 13, 2005.

At December 13, 2005, the future minimum rental commitments under these leases, including renewal options likely to be exercised, were approximately:

Year ending December,
2006	$601,000
2007	607,000
2008	609,000
2009	653,000
2010	623,000
Thereafter	1,604,000

$4,697,000

In addition to the amounts above, the Company is responsible for common area maintenance costs, real property taxes and additional rents, based on revenues, pursuant to certain store leases.

The Company entered into a lease agreement with a third-party to lease blender equipment for its store operations and is charged 2.0 cents per blended beverage sold.

Blender charges are included in other store operating expenses in the accompanying statements of operations. As of December 13, 2005 charges incurred were approximately $31,000.

Other Commitments and Contingencies

Royalty and Service Fees

The Company pays royalty and service fees equal to 5 percent of Net Revenues, as defined, pursuant to the License Agreement with JJC.

Pursuant to the Amendment discussed in Note 1, payment of the royalty fees are deferred until the earlier of the time that the Company maintains positive cash flow for four consecutive quarters or June 30, 2008, at which time the deferred royalty fees become payable over a 12 month period and include interest based on the Company’s prevailing rate, as calculated quarterly. The deferral of royalty fees is retroactively effective to January 1, 2003.

In 2005, the Company incurred approximately $332,000 in royalty fees, respectively. At December 13, 2005, unpaid royalty fees and related interest expense in the amount of approximately $741,000, were included in accrued liabilities.

Territorial Fees

Pursuant to the License Agreement, the Company paid a territorial fee of $125,000 in 2000 to JJC for the development of the first ten Jamba Juice stores in Florida. According to the License Agreement, the Company is

JJC FLORIDA, LLC

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 13, 2005

NOTE 4.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Commitments and Contingencies (continued)

Territorial Fees (continued)

also required to pay JJC a front-end fee, the amount of which is determined by the total number of Jamba Juice stores in Florida and Hawaii combined. The Hawaii Jamba Juice stores are owned and operated by JJC Hawaii, LLC, a Hawaii limited liability company and affiliated entity.

The front-end fees are $12,500 per store for the first ten Florida stores and $25,000 per store thereafter, if the combined store count is less than twenty-five. However, if the combined store count equals or exceeds twenty-five, then the front-end fee shall be reduced to $2,500 per store for the first ten Florida stores and $15,000 thereafter.

Pursuant to the Amendment discussed in Note 1, the payment of front-end fees are deferred until the earlier of the time that the Company maintains positive cash flow for four consecutive quarters or June 30, 2008, at which time the deferred front-end fees become payable over a 12 month period and include interest based on the Company’s prevailing rate, as calculated quarterly. The deferral of front-end fees is retroactively effective to January 1, 2003.

The Company incurred front-end fees of $18,000 in 2005, which were expensed as pre-opening costs.

Marketing Requirement

Based on the License Agreement, the Company was originally committed to spend a minimum of 1.5 percent of Net Revenues, as defined, on marketing and promotions in the State of Florida. The License Agreement also required the Company to contribute 3.5 percent of Net Revenues, as defined, to JJC’s national marketing fund. Prior to the amendments discussed below, for the first five years following the opening of the first Florida store, JJC was required to spend a minimum of three-sevenths of contributions received from the Company toward the direct marketing of the Jamba Juice brand, services and products in the State of Florida. Such contributions were to be expended within twelve months of receipt or otherwise be reimbursed to the Company. Following the said five-year period, JJC expected to have a national marketing program in place with direct benefit to the State of Florida and as such, would no longer be obligated to spend the minimum three-sevenths of national marketing fund contributions toward direct marketing in the State of Florida.

In July 2001, JJC revised its policy with regard to marketing requirements. Under the revised policy, the Company’s obligation to spend 1.5 percent of Net Revenues, as defined, on marketing and promotions in the State of Florida was suspended by JJC until further notice. In addition, effective July 1, 2001, the Company was required to contribute 1.5 percent of Net Revenues to JJC’s national marketing fund and spend an additional 2 percent of Net Revenues, previously remitted to JJC, for JJC-approved local marketing.

On July 24, 2002, a second revision to JJC’s policy was made which increased the national marketing fund contribution to 1.7 percent of Net Revenues and reduced the JJC-approved local marketing spending correspondingly to 1.8 percent of Net Sales.

On August 5, 2005, a third revision to JJC’s policy was made, which increased the national marketing fund contribution to 2.0 percent of Net Revenues and reduced the JJC-approved local marketing spending correspondingly to 1.5 percent of Net Sales.

JJC FLORIDA, LLC

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 13, 2005

NOTE 4.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Commitments and Contingencies (continued)

Marketing Requirement (continued)

The policy terms are subject to change at any time at JJC’s sole discretion and JJC may perform audits as deemed necessary to ensure the spending is timely and relates to bona fide marketing activities. Pursuant to the Amendment discussed in Note 1, national marketing fund contributions are deferred retroactively from January 1, 2003 until the earlier of the time that the Company maintains positive cash flow for four consecutive quarters or June 30, 2008, at which time the deferred contributions become payable over a 12 month period and include interest based on the Company’s prevailing rate, as calculated quarterly.

At December 13, 2005, unpaid marketing fund contributions in the amount of $267,000, were included in accrued liabilities. As of December 13, 2005, the Company was in compliance with these marketing requirements.

Distributor Agreements

The Company entered into two third-party distributor agreements whereby most of the Company’s retail and restaurant inventory is purchased. Either party, given proper notice as specified in these agreements, may terminate these agreements at any time.

Litigation

The Company may be involved in litigation arising from transactions in the ordinary course of business. Management believes that the ultimate liability, if any, resulting from transactions in the ordinary course of business will not have a material effect on the financial condition and results of operations of the Company.

NOTE 5.	EMPLOYEE BENEFIT PLAN

The Company offers a 401(K) retirement savings plan (the “Plan”), where eligible employees may contribute up to 25 percent of their compensation, as defined. The Company may make discretionary profit sharing contributions based on the employees’ compensation, as defined. Administrative expenses and other costs to administer the Plan, unless paid directly by the Company, are paid for by the Plan. The Company made no discretionary contributions in 2005.

NOTE 6.	RELATED PARTY TRANSACTIONS

Coffee Partners Hawaii

In 2001, the Company entered into a management agreement with Coffee Partners Hawaii (CPH), a Hawaii general partnership and affiliated entity. Under the terms of this agreement, certain administrative services and/or support such as accounting, payroll administration, executive management, store development, marketing, human resources, and training are to be provided to the Company in return for a management fee. The agreement also provides for certain management and development consulting services to be provided to CPH by the Company. In 2005, the Company incurred CPH management fees of approximately $172,000.

JJC FLORIDA, LLC

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 13, 2005

NOTE 6.	RELATED PARTY TRANSACTIONS (CONTINUED)

Café Del Caribe, LLC

In 2002, the Company entered into a management agreement with affiliate Café Del Caribe, LLC (CDC), a Delaware limited liability company, whereby certain executive management, administrative, marketing and store development services and/or support are provided to CDC in return for a management fee. The Company recognized management fees of approximately $3,000 in 2005 in conjunction with this agreement.

JJC

In 2004, the Company entered into a consulting agreement with JJC for consultation regarding the design, development and construction of stores constructed by the Company and the purchase of store furnishings and equipment. In 2005, the Company incurred consulting fees of $16,000, related to this agreement.

In June 28, 2005, the Company entered into a management agreement with JJC for JJC to manage and perform all of the day-to-day operations of the Company’s stores. JJC will also perform complete accounting services for the Company. In 2005, the Company incurred approximately $73,000 in management fees.

Affiliates

Certain related parties paid for various expenses on behalf of the Company. In addition, amounts are owed to related parties for management fees. As of December 13, 2005, related amounts owed were approximately $92,000, of which, $60,000 is reflected in accounts payable and approximately $32,000 is reflected in accrued liabilities.

NOTE 7.	SUBSEQUENT EVENT

The Company entered into a management agreement with JJC on June 28, 2005. This agreement called for JJC to hire all of the store employees as well as the Company’s two district managers and one marketing manager. On December 14, 2005, JJC hired the store team members of the Company.

JJC FLORIDA, LLC

FINANCIAL STATEMENTS

DECEMBER 14, 2004 (UNAUDITED)

JJC FLORIDA, LLC

JJC FLORIDA, LLC

BALANCE SHEET

DECEMBER 14, 2004 (UNAUDITED)

2004
ASSETS
CURRENT ASSETS
Cash	$120,670
Receivables	1,043
Inventories	114,127
Prepaid expenses and other current assets	22,374

TOTAL CURRENT ASSETS	258,214

PROPERTY AND EQUIPMENT
Leasehold improvements	1,758,152
Furniture, fixtures and equipment	1,705,577

3,463,729
Accumulated depreciation	(947,117)

PROPERTY AND EQUIPMENT, net	2,516,612

OTHER ASSETS	37,039

TOTAL ASSETS	$2,811,865

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$202,772
Affiliated payable	885,670
Accrued liabilities	243,454

TOTAL CURRENT LIABILITIES	1,331,896

DEFERRED RENT	44,186

TOTAL LIABILITIES	1,376,082
COMMITMENTS AND CONTINGENGIES (NOTE 4)
MEMBERS’ EQUITY	1,435,783

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$2,811,865

The accompanying notes are an integral part of these financial statements.

JJC FLORIDA, LLC

STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER14, 2004 (UNAUDITED)

2004
NET REVENUES	$4,623,078
COST OF GOODS SOLD	1,299,084
STORE OPERATING EXPENSE:
Payroll and related benefits	1,764,155
Occupancy	613,604
Royalty, consulting and service fees to affiliates	231,147
Marketing and promotion	307,044
Depreciation and amortization	384,631
Other	368,648

TOTAL STORE OPERATING EXPENSE	3,669,229

PRE-OPENING COSTS	195,809

STORE LOSSES BEFORE GENERAL, ADMINISTRATIVE AND DEVELOPMENT EXPENSES CONTRIBUTION	(541,044)

GENERAL, ADMINISTRATIVE AND DEVELOPMENT EXPENSES:
Payroll and related benefits	304,581
Depreciation and amortization	30,675
Management fees to affiliates, net	261,662
Other	273,400

TOTAL GENERAL, ADMINISTRATIVE AND DEVELOPMENT EXPENSES	870,318

NET LOSS	$(1,411,362)

The accompanying notes are an integral part of these financial statements.

JJC FLORIDA, LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER14, 2004 (UNAUDITED)

	Juice Partners Florida, LLC	Jamba Juice Company	Total
BALANCES, DECEMBER 23, 2003	567,289	29,856	597,145
MEMBERS’ CONTRIBUTIONS	250,000	2,000,000	2,250,000
NET LOSS	(972,760)	(438,602)	(1,411,362)

BALANCES, DECEMBER 14, 2004	$(155,471)	$1,591,254	$1,435,783

The accompanying notes are an integral part of these financial statements.

JJC FLORIDA, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER14, 2004 (UNAUDITED)

2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,411,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	415,306
Changes in assets and liabilities:
Decrease (increase) in receivables	7,743
(Increase) decrease in inventories	(53,312)
(Increase) decrease in prepaid expenses and other assets	(6,936)
Increase in accounts payable	24,736
Increase in accrued liabilities	24,732
Increase in affiliated payable	334,318
(Decrease) increase in deferred rent	(6,074)

NET CASH USED IN OPERATING
ACTIVITIES	(670,849)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(1,585,971)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from members’ contributions	2,250,000

NET INCREASE (DECREASE) IN CASH	(6,820)
CASH, BEGINNING OF YEAR	127,490

CASH, END OF YEAR	$120,670

The accompanying notes are an integral part of these financial statements.

JJC FLORIDA, LLC

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 14, 2004 (UNAUDITED)

NOTE 1.	ORGANIZATION

JJC Florida, LLC (the “Company”), is a Florida limited liability company established on August 13, 1999, pursuant to an operating agreement (the “Agreement”) between Juice Partners Florida, LLC (JPF), a Florida limited liability company, and Jamba Juice Company (JJC), a California corporation (herein referred to collectively as the “Members”). The Company was established for the purpose of developing, owning and operating Jamba Juice retail stores in the State of Florida under an exclusive development and licensing agreement (the “License Agreement”) with JJC (Note 4). The Company offers a wide variety of fresh blended-to-order smoothies, fresh-squeezed juices, baked goods and snacks through retail stores. The Company manages its operations by store. The Company operated eleven stores as of December14, 2004.

JPF is the managing member and is responsible for administering the affairs of the Company. Certain major decisions, as defined, require the approval of a management committee, which is comprised of representatives from JPF and JJC. Prior to the Agreement Amendments discussed below, the Members committed to make up to $9 million in capital contributions if requested by JPF. As of December 14, 2004, accumulated Members capital contributions approximated $6,704,000.

On October 20, 2003, the Company entered into two amendments to the Agreement and License Agreement (“Amendments”), whereby JJC shall provide additional capital contributions of up to $2 million (“Additional Contribution”), thereby increasing the Members total commitment in capital contributions to $11 million. Under the Amendments, profits and losses are to be allocated to the Members in proportion to their cash contributions to the Company until the end of the fiscal year during which the cumulative profits of the Company equal or exceed the cumulative losses previously realized. Thereafter, profits shall be allocated to the Members in proportion to their recalculated interests. Under the Amendments, the recalculated interests of the Members are based on the commitment of the Additional Contribution, except that the commitment of the Additional Contribution made by JJC shall include a 25 percent premium.

At December 14, 2004, the allocation of profits and losses are based on cash contributions received by the Company are as follows:

JPF	66.8%
JJC	33.2%

100.0%

During the year ended December 14, 2004, members made capital contributions of $2,500,000. This caused the percentages of allocation of profit and losses to vary during the year.

Concentrations of Risk

The Company maintains food distribution contracts primarily with one supplier. This supplier provided, during fiscal year 2004, 86% of product cost included in cost of sales, which potentially subjects the Company to a concentration of business risk. If this supplier had operational problems or ceased making product available to the Company, operations could be adversely affected.

JJC FLORIDA, LLC

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 14, 2004 (UNAUDITED)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s fiscal year ends on the last Tuesday closest to December 24. The 2004 fiscal year ended December 14, 2004 includes 53 weeks.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

Cash primarily consists of demand deposits in interest and non-interest bearing accounts. The carrying amount of these deposits approximates their fair value. The bank balances maintained may, at times, exceed available depository insurance limits. The Company believes no significant concentration of risk exists with respect to these cash balances.

The Company held bank balances in excess of available depository limits of approximately $105,000 as of December 14, 2004.

Fair Value of Financial Instruments

The carrying value of cash and equivalents, receivables, and accounts payable and accrued expenses approximates fair value. The carrying value of deferred rent and deferred tenant allowances approximate their estimated fair value due to the relatively short maturities.

Inventories

Inventories include only the purchase cost and are stated at lower of cost of market. Cost is determined using the first-in, first-out method (FIFO). Inventories consist of food, beverages and available for sale promotional products.

Property and Equipment

Furniture, fixtures, and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of furniture, fixtures, and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term, which is generally 10 years, commencing the month after the asset is placed in service. The costs of repair and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized.

Depreciation and amortization amounted to $415,306 as of December 14, 2004.

JJC FLORIDA, LLC

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 14, 2004 (UNAUDITED)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

Asset impairments are recorded when the carrying values of assets are not recoverable. For purposes of recognizing and measuring impairment of long-lived assets, the Company categorizes assets of operating stores as “Assets to Be Held and Used” and assets of stores that have been closed as “Assets to Be Disposed Of.” The Company evaluates assets at the store level because this is the lowest level of identifiable cash flows ascertainable to evaluate impairment. Assets being tested for recoverability at this level include tangible long-lived assets.

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or at least annually. Impairment losses are measured as the amount by which the carrying amount of assets exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. No impairment losses were incurred in 2004.

Deferred Rent

The Company’s lease agreements generally include scheduled rent increases during the lease term, or for rental payments commencing at a date other than the date of initial occupancy. Rent expense is recognized on a straight-line basis over the respective terms of the leases. The difference between the amount charged to operations and cash paid under the leases is recorded as deferred rent.

Revenue Recognition

Revenue is recognized when the product is sold. Revenue from jambacards and gift certificates are recognized upon redemption. If collection is doubtful, a receivable and an allowance are recorded without any revenue recognition. Revenue is recognized at the time such receivables are collected. There was no allowance required as of December 14, 2004.

Pre-opening Costs

Pre-opening costs include certain costs incurred to establish a new store location and costs incurred in connection with the start-up of its operations.

The Company records pre-opening expenses in accordance with Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, which requires costs of start-up activities and organization costs to be expensed as incurred.

Marketing and Promotion

All marketing and promotion costs are expensed as incurred. Marketing and promotion costs amounted to $307,044 as of December 14, 2004.

Income Taxes

Income or loss for tax reporting purposes is the responsibility of the individual members and, accordingly, no provision or benefit for income taxes is recorded by the Company.

JJC FLORIDA, LLC

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 14, 2004 (UNAUDITED)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Reporting

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. The method of determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company operates under one reportable retail segment. Accordingly, segment information is not applicable.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the fiscal year 2004. The Company’s adoption of SFAS No. 150 did not have an impact on its financial statements.

The Company adopted FASB Interpretation No. 46 and 46R, Consolidation of Variable Interest Entities, effective December 29, 2002. Interpretation 46, as revised in December 2003, changes the accounting model for consolidation from one based on control through voting interests to one based on control through economic interests. Whether to consolidate an entity now also considers whether that entity has sufficient equity at risk to enable it to operate without additional subordinated financial support, whether the equity owners in that entity lack the obligation to absorb expected losses or the right to receive residual returns of the entity, or whether voting rights in the entity are not proportional to the equity interest and substantially all the entity’s activities are conducted for an investor with few voting rights. This interpretation requires a Company to consolidate variable interest entities (VIE’s) if the enterprise is a primary beneficiary of the VIE and the VIE possesses specific characteristics. It also requires additional disclosures for parties involved with VIE’s. The adoption of this statement did not have a material impact on the Company’s results of operations or financial position because the Company does not invest or participate in any entities, which would be considered VIE’s under Interpretation 46.

In December 2004, the FASB issued SFAS No.151, Inventory Costs, which clarifies the accounting for freight, handling costs, and wasted material (spoilage). Under this Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement will be effective for the Company for inventory costs incurred on or after January 1, 2006. The Company does not expect the adoption of this Statement to have a significant effect on the Company’s financial statements.

NOTE 3.	INVENTORIES

Inventories consisted of the following:

December 14, 2004
Store restaurant	$103,510
Store retail	10,617

$114,127

JJC FLORIDA, LLC

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 14, 2004 (UNAUDITED)

NOTE 4.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its store locations under operating leases expiring through 2015. Most of the leases provide for renewable option periods. Total lease expense approximated $392,000 as of December 14, 2004.

At December 14, 2004, the future minimum rental commitments under these leases, including renewal options likely to be exercised, were approximately:

Year ended December,
2005	$585,000
2006	667,000
2007	543,000
2008	543,000
2009	563,000
Thereafter	2,157,000

$5,058,000

In addition to the amounts above, the Company is responsible for common area maintenance costs, real property taxes and additional rents, based on revenues, pursuant to certain store leases.

The Company entered into a lease agreement with a third-party to lease blender equipment for its store operations and is charged 3.0 cents per blended beverage sold. Beginning August 2003, the charge decreased to 2.0 cents per blended beverage sold.

Blender charges are included in other store operating expenses in the accompanying statements of operations. As of December 14, 2004, charges incurred were approximately $24,000.

Other Commitments and Contingencies

Royalty and Service Fees

The Company pays royalty and service fees equal to 5 percent of Net Sales, as defined, pursuant to the License Agreement with JJC.

Pursuant to the Amendment discussed in Note 1, payment of the royalty fees are deferred until the earlier of the time that the Company maintains positive cash flow for four consecutive quarters or June 30, 2008, at which time the deferred royalty fees become payable over a 12 month period and include interest based on the Company’s prevailing rate, as calculated quarterly. The deferral of royalty fees is retroactively effective to January 1, 2003.

In 2004, the Company incurred approximately $231,000 in royalty fees. At December 14, 2004, unpaid royalty fees and related interest expense in the amount of approximately $407,000 were included in accrued liabilities.

Territorial Fees

Pursuant to the License Agreement, the Company paid a territorial fee of $125,000 in 2000 to JJC for the development of the first ten Jamba Juice stores in Florida. According to the License Agreement, the Company is

JJC FLORIDA, LLC

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 14, 2004 (UNAUDITED)

NOTE 4.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Commitments and Contingencies (Continued)

Territorial Fees (Continued)

also required to pay JJC a front-end fee, the amount of which is determined by the total number of Jamba Juice stores in Florida and Hawaii combined. The Hawaii Jamba Juice stores are owned and operated by JJC Hawaii, LLC, a Hawaii limited liability company and affiliated entity.

The front-end fees are $12,500 per store for the first ten Florida stores and $25,000 per store thereafter, if the combined store count is less than twenty-five. However, if the combined store count equals or exceeds twenty-five, then the front-end fee shall be reduced to $2,500 per store for the first ten Florida stores and $15,000 thereafter.

Pursuant to the Amendment discussed in Note 1, the payment of front-end fees are deferred until the earlier of the time that the Company maintains positive cash flow for four consecutive quarters or June 30, 2008, at which time the deferred front-end fees become payable over a 12 month period and include interest based on the Company’s prevailing rate, as calculated quarterly. The deferral of front-end fees is retroactively effective to January 1, 2003.

The Company incurred front-end fees of $12,500 in 2004, which were expensed as pre-opening costs.

Marketing Requirement

Based on the License Agreement, the Company was originally committed to spend a minimum of 1.5 percent of Net Sales, as defined, on marketing and promotions in the State of Florida. The License Agreement also required the Company to contribute 3.5 percent of Net Sales, as defined, to JJC’s national marketing fund. Prior to the amendments discussed below, for the first five years following the opening of the first Florida store, JJC was required to spend a minimum of three-sevenths of contributions received from the Company toward the direct marketing of the Jamba Juice brand, services and products in the State of Florida. Such contributions were to be expended within twelve months of receipt or otherwise be reimbursed to the Company. Following the said five-year period, JJC expected to have a national marketing program in place with direct benefit to the State of Florida and as such, would no longer be obligated to spend the minimum three-sevenths of national marketing fund contributions toward direct marketing in the State of Florida.

In July 2001, JJC revised its policy with regard to marketing requirements. Under the revised policy, the Company’s obligation to spend 1.5 percent of Net Sales, as defined, on marketing and promotions in the State of Florida was suspended by JJC until further notice. In addition, effective July 1, 2001, the Company was required to contribute 1.5 percent of Net Sales to JJC’s national marketing fund and spend an additional 2 percent of Net Sales, previously remitted to JJC, for JJC-approved local marketing.

On July 24, 2002, a second revision to JJC’s policy was made which increased the national marketing fund contribution to 1.7 percent of Net Sales and reduced the JJC-approved local marketing spending correspondingly to 1.8 percent of Net Sales.

The policy terms are subject to change at any time at JJC’s sole discretion and JJC may perform audits as deemed necessary to ensure the spending is timely and relates to bona fide marketing activities. Pursuant to the Amendment discussed in Note 1, national marketing fund contributions are deferred retroactively from

JJC FLORIDA, LLC

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 14, 2004 (UNAUDITED)

NOTE 4.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Commitments and Contingencies (Continued)

Marketing Requirement (Continued)

January 1, 2003 until the earlier of the time that the Company maintains positive cash flow for four consecutive quarters or June 30, 2008, at which time the deferred contributions become payable over a 12 month period and include interest based on the Company’s prevailing rate, as calculated quarterly.

At December 14, 2004, unpaid marketing fund contributions in the amount of $148,000 were included in accrued liabilities. As of December 14, 2004, the Company was in compliance with these marketing requirements.

Distributor Agreements

The Company entered into two third-party distributor agreements whereby most of the Company’s retail and restaurant inventory is purchased. Either party, given proper notice as specified in these agreements, may terminate these agreements at any time.

Litigation

The Company may be involved in litigation arising from transactions in the ordinary course of business. Management believes that the ultimate liability, if any, resulting from transactions in the ordinary course of business will not have a material effect on the financial condition and results of operations of the Company.

NOTE 5.	EMPLOYEE BENEFIT PLAN

The Company offers a 401(K) retirement savings plan (the “Plan”), where eligible employees may contribute up to 25 percent of their compensation, as defined. The Company may make discretionary profit sharing contributions based on the employees’ compensation, as defined. Administrative expenses and other costs to administer the Plan, unless paid directly by the Company, are paid for by the Plan. The Company made no discretionary contributions in 2004.

NOTE 6.	RELATED PARTY TRANSACTIONS

Coffee Partners Hawaii

In 2001, the Company entered into a management agreement with Coffee Partners Hawaii (CPH), a Hawaii general partnership and affiliated entity. Under the terms of this agreement, certain administrative services and/or support such as accounting, payroll administration, executive management, store development, marketing, human resources, and training are to be provided to the Company in return for a management fee. The agreement also provides for certain management and development consulting services to be provided to CPH by the Company. In 2004, the Company incurred CPH management fees of approximately $286,000.

Café Del Caribe, LLC

In 2002, the Company entered into a management agreement with affiliate Café Del Caribe, LLC (CDC), a Delaware limited liability company, whereby certain executive management, administrative, marketing and store development services and/or support are provided to CDC in return for a management fee. The Company recognized management fees of approximately $24,000 in 2004 in conjunction with this agreement.

JJC FLORIDA, LLC

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 14, 2004 (UNAUDITED)

NOTE 6.	RELATED PARTY TRANSACTIONS (CONTINUED)

JJC

In 2004, the Company entered into a consulting agreement with JJC for consultation regarding the design, development and construction of stores constructed by the Company and the purchase of store furnishings and equipment. In 2004, the Company incurred consulting fees of $32,000 related to this agreement.

Affiliates

Certain related parties paid for various expenses on behalf of the Company. In addition, amounts are owed to related parties for management fees. As of December 14, 2004, related amounts owed were approximately $362,000, of which, $45,000 is reflected in accounts payable and approximately $317,000 is reflected in accrued liabilities.

NOTE 7.	SUBSEQUENT EVENT

The Company entered into a management agreement with JJC on June 28, 2005. This agreement called for JJC to hire all of the store employees as well as the Company’s two district managers and one marketing manager. On December 14, 2005, JJC hired the store team members of the Company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS	AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 9, 2007. As a result of material adjustments arising out of an audit conducted by our independent registered public accounting firm, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 9, 2007. Management’s conclusion was the result of adjustments related to the Company’s application of purchase accounting for the November 2006 acquisition of Jamba Juice Company. The adjustments were primarily to correct the treatment of certain transaction costs and deferred rent for the Company’s acquisition of Jamba Juice Company.

Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or a report of our registered independent public accounting firm. The Company was previously a blank check company with the objective to acquire an operating business. On November 29, 2006, the Company acquired Jamba Juice Company and renamed itself Jamba, Inc. Upon the acquisition, the Company’s legacy internal controls were entirely supplanted by those of Jamba Juice Company and the processes and systems that were previously part of the Company were entirely replaced by controls relevant to the Company combined with its operating subsidiary Jamba Juice Company. While our management is responsible for establishing and maintaining adequate internal control over financial reporting, due to our merger with Jamba Juice Company in late 2006 and the complete replacement of our internal controls with those of Jamba Juice Company, management has excluded the assessment of all of the Company’s internal control over financial reporting and has not conducted, and is not required to conduct, an evaluation or assessment of the effectiveness of our internal control over financial reporting as of January 9, 2007. Management considers the acquisition of Jamba Juice Company to be material and significant to the Company’s consolidated financial statements.

Changes in Internal Control Over Financial Reporting

The following changes were made to the Company’s internal control over financial reporting during the fiscal quarter ended January 9, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting:

Upon the Company’s acquisition of Jamba Juice Company, the Company’s management team, accounting functions, board of directors and related committees and charters, corporate governance policies, auditors and the Company’s four then-existing financial reporting processes, which consisted of management of cash and investments, management of cash disbursements, management of period end closing and management of external reporting, were all replaced.

Various of the functions, controls and financial reporting processes of Jamba Juice Company were implemented as Company functions, controls and financial processes, including the succession of Jamba Juice

Company’s entire management and finance team, the replacement of the outsourced accounting function with the accounting personnel and functions from Jamba Juice Company.

In addition, a newly-formed Board of Directors was appointed, composed of eight members (six of whom were new members or previous members of Jamba Juice Company’s Board of Directors), the committees of the Board of Directors were reconstituted, a new audit committee charter and other board committee charters were adopted and various corporate governance policies were implemented.

The Company implemented significant business processes, much of which were from Jamba Juice Company, addressing financial reporting, accounting close, revenue and receivables, purchasing and payables, property, plant and equipment, treasury and investment, inventory, payroll, employee benefits, tax accounting, non-recurring transactions and information technology.

The Company also engaged an independent consulting firm that is in the process of assisting management in their assessment and documentation of the Company’s internal controls.

Discovery of Control Deficiency Related to Purchase Accounting

In connection with the preparation of the Company’s audited financial statements for the fiscal year ended January 9, 2007, our accounting and finance staff did not detect material adjustments that were later identified during an audit conducted by the Company’s independent registered public accounting firm. These errors have been corrected in the Company’s year-end financial statements, and each related to the purchase accounting treatment for the Company’s acquisition of Jamba Juice Company consummated in the fourth quarter of 2006. The Company engaged a number of outside subject matter experts and utilized these resources to assist management in the purchase accounting associated with the Jamba Juice Company acquisition. On an as-necessary basis, management consults with such outside subject matter experts to assist management with the accounting for complex non-routine transactions such as the Company’s recent acquisition of Jamba Juice Company. However, despite our consultation with outside subject matter experts, neither the outside subject matter specialists nor management identified these material adjustments. As a result, our auditors have advised us this control deficiency constituted a material weakness as of January 9, 2007.

A material weakness is a control deficiency within the meaning of the Public Company Accounting Oversight Board (United States) Auditing Standard No. 2, or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

In order to remediate the aforementioned control deficiency related to accounting for large, complex non-routine transactions, throughout fiscal 2007 management will be taking steps to improve training, education, documentation and accounting reviews designed to ensure that all relevant internal and external personnel involved in large, complex non-routine transactions understand and apply proper accounting principles. Moreover, in fiscal 2007, management anticipates hiring additional certified public accountants to compliment the Company’s current finance and accounting staff, and it will reexamine its selection and use of outside subject matter experts. We primarily began these remediation steps subsequent to January 9, 2007 and expect to finalize these remediation efforts prior to management’s first assessment of the Company’s internal control over financial reporting for the year ending January 8, 2008.

The Audit Committee of the Board of Directors has been informed of the control deficiency over the application of generally accepted accounting principles related to the financial reporting process for large, complex non-routine transactions. They are being updated as to our remediation progress, and we would expect this communication to continue until all control deficiency issues are addressed and remediated to their satisfaction.

Inherent Limitations Over Controls

Our management recognizes that any controls and procedures, no matter how well designed or operated, can only provide reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company, have been detected.

ITEM 9B. OTHER	INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Directors of the Company is incorporated herein by reference from the Company’s 2007 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2006 fiscal year.

Information regarding the Executive Officers of the Company is contained in Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company’s 2007 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2006 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, information required by Item 12 is incorporated herein by reference from the Company’s 2007 Proxy Statement to Shareholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2006 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference from the Company’s 2007 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2006 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from the Company’s 2007 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2006 fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) List of Financial Statements.

The following consolidated financial statements of Jamba, Inc. as of January 9, 2007, January 10, 2006 and December 31, 2005 and for the year ended January 9, 2007, the period from January 1, 2006 to January 10, 2006 and the period from inception (January 6, 2005) to December 31, 2005 and the related notes thereto are included herein in Part II, Item 8:

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm—Jamba Juice Company
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Common Stockholders’ Deficit
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Financial Statements of JJC Florida, LLC (Unaudited) for the year ended December 12, 2006
Balance Sheet
Statement of Operations
Statements of Changes in Members’ Equity
Statements of Cash Flows
Notes to Financial Statements

Report of Independent Registered Public Accounting Firm—JJC Florida, LLC for the fiscal year ended December 13, 2005
Balance Sheets
Statements of Operations
Statements of Changes in Members’ Equity
Statements of Cash Flows
Notes to Financial Statements

Financial Statements of JJC Florida, LLC (Unaudited) for the year ended December 14, 2004
Balance Sheets
Statements of Operations
Statements of Changes in Members’ Equity
Statements of Cash Flows
Notes to Financial Statements

(2) List of Financial Statement Schedule

None.

(3) List of Exhibits

Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index, which begins on page 155 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on the 2nd day of April, 2007.

JAMBA, INC.

By:	/S/ PAUL E. CLAYTON
Paul E. Clayton
Chief Executive Officer and President

POWER OF ATTORNEY

We the undersigned officers and directors of Jamba, Inc., hereby severally constitute and appoint Paul E. Clayton and Donald D. Breen, or either of them, his attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ PAUL E. CLAYTON Paul E. Clayton	Chief Executive Officer, President and Director (Principal Executive Officer)	April 2, 2007

/S/ DONALD D. BREEN Donald D. Breen	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2007

/S/ STEVEN R. BERRARD Steven R. Berrard	Chairman of the Board and Director	April 2, 2007

/S/ THOMAS C. BYRNE Thomas C. Byrne	Director	April 2, 2007

/S/ RICHARD L. FEDERICO Richard L. Federico	Director	April 2, 2007

/S/ ROBERT C. KAGLE Robert C. Kagle	Director	April 2, 2007

/S/ CRAIG J. FOLEY Craig J. Foley	Director	April 2, 2007

/S/ BRIAN SWETTE Brian Swette	Director	April 2, 2007

/S/ RAMÓN MARTIN-BUSUTIL Ramón Martin-Busutil	Director	April 2, 2007

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger by and among Services Acquisition Corp International, JJC Acquisition Company and Jamba Juice Company, dated as of March 6, 2006.	8-K	001-32552	10.1	March 16, 2006

2.2	Amendment, dated August 2, 2006, to Agreement and Plan of Merger by and among Services Acquisition Corp International, JJC Acquisition Company and Jamba Juice Company, dated as of March 6, 2006.	8-K	001-32552	10.1	August 3, 2006

2.3	Amendment, dated November 6, 2006, to Agreement and Plan of Merger by and among Services Acquisition Corp International, JJC Acquisition Company and Jamba Juice Company, dated as of March 6, 2006.	8-K	001-32552	10.1	November 7, 2006

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-32552	3.1	December 5, 2006

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company.	8-K	001-32552	3.2	December 5, 2006

3.3	Amended and Restated Bylaws of the Company.	8-K	001-32552	3.3	March 21, 2007

4.1	Specimen Unit Certificate.	S-1	333-122812	4.1	February 14, 2005

4.2	Specimen Common Stock Certificate.	S-1	333-122812	4.2	February 14, 2005

4.3	Specimen Warrant Certificate.	S-1	333-122812	4.3	February 14, 2005

4.4	Form of Warrant Agreement between Continental Stock and Transfer Company and the Company.	S-1	333-122812	4.4	February 14, 2005

10.1	Form of Indemnity Agreement entered into between the Company and its directors, officers and certain other employees.	8-K	001-32552	10.1	December 5, 2006

10.2	Loan Agreement and Waiver by and between Jamba Juice Company and Bank of America dated October 30, 2003, as amended.	8-K	001-32552	10.2	December 5, 2006

10.3	Distribution Agreement by and between Jamba Juice Company and Southwest Traders, Inc. dated October 1, 2004, as amended.*					X

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.4	Form of Distribution Agreement by and between Jamba Juice Company and various suppliers.	8-K	001-32552	10.4	December 5, 2006

10.5	Office Lease for the property located at 6475 Christie Avenue, Emeryville, CA 94608, by and between Jamba Juice Company and Bay Center Office, LLC dated July 28, 2006.	8-K	001-32552	10.5	December 5, 2006

10.6	Real Property Lease for the property located at 1700 17th Street, San Francisco, CA, 94103, by and between Jamba Juice Company and Henry Shweid and Margaret Munzika Shweid Intervivos Revocable Trust dated June 17, 1996, as amended.	8-K	001-32552	10.6	December 5, 2006

10.7	Employment Agreement entered into between Jamba Juice Company and Paul E. Clayton, effective November 29, 2006, as amended.**	8-K	001-32552	10.7	December 5, 2006

10.8	Employment Agreement entered into between Jamba Juice Company and Donald D. Breen, effective November 29, 2006, as amended.**	8-K	001-32552	10.8	December 5, 2006

10.9	Employment Agreement entered into between Jamba Juice Company and Karen Kelley, effective November 29, 2006, as amended.**	8-K	001-32552	10.9	December 5, 2006

10.10	Employment Offer Letter dated as of May 25, 2006 from Jamba Juice Company to Paul Coletta.**	8-K	001-32552	10.10	December 5, 2006

10.11	Severance Agreement entered into between Jamba Juice Company and Paul Coletta, effective November 29, 2006.**	8-K	001-32552	10.11	December 5, 2006

10.12	Employment Offer Letter dated as of September 5, 2006 from Jamba Juice Company to Trey Feiler.**	8-K	001-32552	10.12	December 5, 2006

10.13	Severance Agreement entered into between Jamba Juice Company and Trey Feiler, effective November 29, 2006.**	8-K	001-32552	10.13	December 5, 2006

10.14	Employment Offer Letter dated as of January 29, 2004 from Jamba Juice Company to Russell K. Testa.**	8-K	001-32552	10.14	December 5, 2006

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.15	Change of Control Retention and Severance Agreement entered into between Jamba Juice Company and Russell K. Testa, effective January 1, 2005, as amended.**	8-K	001-32552	10.15	December 5, 2006

10.16	Amended and Restated 1994 Stock Incentive Plan.**	8-K	001-32552	10.16	December 5, 2006

10.17	2001 Equity Incentive Plan.**	8-K	001-32552	10.17	December 5, 2006

10.18	2006 Employee, Director and Consultant Stock Plan.**					X

10.19	Form of Incentive Stock Option Agreement under the 2006 Plan.**	8-K	001-32552	10.19	December 5, 2006

10.20	Form of Non-Qualified Stock Option Agreement under the 2006 Plan.**	8-K	001-32552	10.20	December 5, 2006

10.21	Non-employee Director Compensation Policy.**	8-K	001-32552	10.21	December 5, 2006

10.22	Form of Securities Purchase Agreement between Services Acquisition Corp. International and investors, as amended.	8-K	001-32552	10.2	March 16, 2006

10.23	Form of Registration Rights Agreement between Services Acquisition Corp. International and investors, as amended.	8-K	001-32552	10.3	March 16, 2006

10.24	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.	S-1	333-122812	10.6	February 14, 2005

10.25	Form of Stock Escrow Agreement between the Company, Continental Stock Transfer & Trust Company and the initial investors.	S-1	333-122812	10.7	February 14, 2005

14.1	Code of Business Conduct and Ethics.	8-K	001-32552	14.1	December 5, 2006

21.1	List of Subsidiary.					X

23.1	Consent of Independent Registered Public Accounting Firm					X

23.2	Consent of Independent Registered Public Accounting Firm					X

23.3	Consent of Rothstein, Kass & Company, P.C.					X

23.4	Consent of Morrison, Brown, Argiz & Farra, LLP					X

24	Power of Attorney, included on signature page hereto.					X

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*	This exhibit (or portions thereof) has been filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment. The confidential portions of this exhibit have been omitted and are marked by an asterisk.
**	Management contract, or compensatory plan or arrangement.