Form 10-Q
period 2007-05-01
JAMBA, INC.
filed 2007-06-11
CIK 1316898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Jamba, Inc.

(Exact name of registrant as specified in its charter)

Delaware	001-32552	20-2122262
(State or other jurisdiction of incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)

6475 Christie Avenue, Suite 150, Emeryville, California 94608

(Address of principal executive offices)

Registrant’s telephone number, including area code: (510) 596-0100

1700 17th Street, San Francisco, California 94103

(Former address)

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

The number of shares of common stock of Jamba, Inc. issued and outstanding as of May 25, 2007 was 52,550,016.

JAMBA, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED MAY 1, 2007

PART I— FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JAMBA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share amounts)	May 1, 2007	January 9, 2007
ASSETS
Current assets:
Cash and cash equivalents	$66,620	$87,379
Restricted cash	500	—
Receivables, net of allowances of $90 and $96	3,368	3,420
Inventories	2,988	2,356
Deferred income taxes	6,150	6,170
Prepaid rent	2,647	1,880
Prepaid expenses and other current assets	5,347	3,563

Total current assets	87,620	104,768

Property, fixtures and equipment, net	99,187	85,305
Goodwill	100,384	94,162
Trademarks and other intangible assets, net	177,280	177,580
Other long-term assets	3,636	5,738

Total assets	$468,107	$467,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,277	$10,456
Accrued compensation and benefits	8,368	6,702
Workers’ compensation and health self-insurance reserves	4,038	3,917
Accrued store value cards	17,484	19,712
Litigation settlement payable	—	614
Other accrued expenses	6,105	4,749
Other liability	4,011	—
Derivative liabilities	56,047	71,197

Total current liabilities	107,330	117,347
Deferred franchise revenue	—	—
Deferred income tax	55,872	60,331
Deferred rent and other long-term liabilities	5,942	4,000
Commitments and contingencies (Note 7)	—	—
Stockholders’ equity:
Common stock, $.001 par value, authorized 150,000,000 shares; issued and outstanding 51,881,616 as of May 1, 2007 and 51,881,616 as of January 9, 2007, respectively	52	52
Additional paid-in capital	342,396	341,256
Accumulated deficit	(43,485)	(55,433)

Total stockholders’ equity	298,963	285,875

Total liabilities and stockholders’ equity	$468,107	$467,553

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Sixteen Weeks Ended
(In thousands, except share and per share amounts)	May 1, 2007	May 2, 2006
Revenue:
Company stores	$86,161	$—
Franchise and other revenue	3,224	—

Total revenue	89,385	—

Operating expenses:
Cost of sales	23,552	—
Labor costs	28,865	—
Occupancy costs	10,951	—
Store operating expense	11,060	—
Depreciation and amortization	5,250	—
General and administrative expense	15,003	—
Store preopening expense	1,163	—
Other operating expense	1,589	—
Formation and operating costs	—	224

Total operating expenses	97,433	224

Other income (expense):
Gain (loss) on derivative liabilities	15,150	(82,335)
Interest income	1,396	1,153
Interest expense	(111)	—

Total other income (expense)	16,435	(81,182)

Income (loss) before income taxes	8,387	(81,406)
Income tax benefit (expense)	3,561	(97)

Net income (loss)	$11,948	$(81,503)

Weighted-average shares used in the computation of earnings (loss) per share:
Basic	51,881,616	21,000,000
Diluted	58,639,086	21,000,000

Earnings (loss) per share:
Basic	$0.23	$(3.88)
Diluted	$0.20	$(3.88)

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Sixteen Weeks Ended
(In thousands)	May 1, 2007	May 2, 2006
Cash (used in) provided by operating activities:
Net income (loss)	$11,948	$(81,503)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	5,250	—
Asset impairment and disposals	365	—
Stock-based compensation	1,140	—
Jambacard breakage income	(295)	—
Deferred rent	1,918	—
Deferred income taxes	(3,605)	42
(Gain) loss on derivative liabilities	(15,150)	82,335
Changes in operating assets and liabilities:
Receivables, net	52	—
Inventories	(553)	—
Prepaid expenses and other current assets	(2,529)	11
Other long-term assets	(760)	—
Accounts payable	(2,053)	530
Accrued compensation and benefits	1,787	—
Accrued store value cards	(1,933)	—
Litigation settlement payable	(618)	—
Other accrued expenses and liabilities	697	593
Deferred franchise revenue	38	—
Income taxes payable	—	(89)

Cash (used in) provided by operating activities	(4,301)	1,919

Cash used in investing activities:
Capital expenditures	(12,742)	—
Cash paid in acquisitions, net of cash acquired	(7,212)	—
Increase in restricted cash	(500)	—
Cash in trust	—	(800)
Transaction costs	—	(1,010)
Investment in joint ventures	(15)	—

Cash used in investing activities	(20,469)	(1,810)

Cash provided by financing activities:
Cash from warrant exercises	4,011	—

Cash provided by financing activities	4,011	—

Net (decrease) increase in cash and cash equivalents	(20,759)	109
Cash and cash equivalents at beginning of period	87,379	977

Cash and cash equivalents at end of period	$66,620	$1,086

Supplemental cash flow information:
Cash paid for interest	$53	$—
Income taxes paid	1,290	—

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Jamba, Inc. (the “Company”) was incorporated as Services Acquisition Corp. International (“SACI”) on January 6, 2005. Upon the completion of the merger between SACI and Jamba Juice Company (the “Merger”) on November 29, 2006, the Company changed its name to Jamba, Inc. and Jamba Juice Company became a wholly owned subsidiary of the Company.

The operations of SACI for its first fiscal quarter of 2006 do not provide any meaningful basis for comparison since SACI was not an operating company during that period. It became an operating company with the Merger on November 29, 2006. As a result of this, the Company lacks consistent periods to report.

The Company is the leading retailer of premium quality blended-to-order fruit smoothies, squeezed-to-order juices, blended beverages and healthy snacks. As of May 1, 2007, there were 618 locations consisting of 398 company owned and operated stores and 220 franchise stores operating in 21 states, the District of Columbia and the Bahamas; other than the single Bahamas location, the Company has no other international locations. Of these 618 locations, 338 were located in California. Jamba Juice Company began operations in 1990.

During fiscal 2006, the Company changed its fiscal year from a calendar year to a 52 or 53 week period. The previously filed quarterly reports were for the quarter ended March 31, 2006. As a result of the change in fiscal year, this Form 10-Q includes comparative recast financial statements for the 16 week period ended May 2, 2006 (the “Recast Quarter”), which is the period of the preceding fiscal year that is most nearly comparable to the quarterly reporting period ended on May 1, 2007. The unaudited interim statements of operations and cash flows for the Recast Quarter contained in this Form 10-Q were not filed in the Company’s Form 10-Q for the quarterly period ended March 31, 2006. In the future, all quarterly information from the fiscal year ended January 9, 2007 will be recast for the most nearly comparable quarterly reporting period.

Unaudited Interim Financial Information—The condensed consolidated balance sheet as of May 1, 2007 and the condensed consolidated statements of operations and cash flows for each of the 16 weeks ended May 1, 2007 and May 2, 2006 have been prepared by the Company, without audit and have been prepared on the same basis as the Company’s audited financial statements. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position as of May 1, 2007, and the results of operations and cash flows for the 16 weeks ended May 1, 2007 and May 2, 2006. The condensed consolidated balance sheet as of January 9, 2007 has been derived from the Company’s audited consolidated financial statements. Operating results for the 16 weeks ended May 1, 2007 are not necessarily indicative of the results that may be expected for the year ending January 1, 2008 (“fiscal 2007”).

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended January 9, 2007, which include additional disclosures, including the Company’s significant accounting policies.

Comprehensive Income—Comprehensive income is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments from owners and distributions to owners. Comprehensive income equals net income (loss) for all periods presented.

Earnings Per Share—Earnings per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic earnings (loss) per share is computed based on the weighted-average of common shares outstanding during the period. Diluted earnings (loss) per share is computed based on the weighted-average number of common shares and potentially dilutive securities, which includes outstanding warrants and options outstanding and restricted stock awards granted under the Company’s stock option plans. Anti-dilutive shares of 2.6 million and 18.8 million have been excluded from diluted weighted-average shares outstanding in the 16 week periods ended May 1, 2007 and May 2, 2006, respectively.

The number of incremental shares from the assumed exercise of warrants and options was calculated by applying the treasury stock method. The following table summarizes the differences between the basic and diluted weighted-average shares outstanding used to compute diluted earnings (loss) per share:

	May 1, 2007	May 2, 2006
Basic weighted-average shares outstanding	51,881,616	21,000,000
Incremental shares from assumed exercise of warrants and options	6,757,470	—

Diluted weighted-average shares outstanding	58,639,086	21,000,000

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently recognizing, derecognizing and measuring tax positions for financial statement purposes. The Interpretation also requires expanded disclosure with respect to uncertainties as they relate to income tax assets and liabilities. See Note 6.

2. ACQUISITIONS

Jamba Juice Company

Pursuant to the Merger Agreement between Jamba, Inc. and Jamba Juice Company, $19.875 million of the merger consideration otherwise payable to Jamba Juice Company shareholders was deposited in an escrow holdback account to fund any applicable indemnification claims. An additional $2.0 million was deposited in a separate account to reimburse the Jamba Juice Company shareholder representative for fees and costs and to fund the costs of defense of any disputed indemnification claims. Such amounts, plus applicable interest and less any amounts applied to fund the foregoing, are to be released to Jamba Juice Company in three increments, 60% of the escrow holdback on January 31, 2007, 20% of the escrow holdback on April 30, 2007, and the balance, including the remaining balance in the shareholder representative fund, on July 31, 2007. No indemnification claims have been made by Jamba, Inc. and, accordingly, approximately $10.2 million and $3.5 million were released in February and May 2007, respectively, to shareholders who had tendered their shares. The tax effect of these payouts will result in a reduction to goodwill when such tax benefits are realized. During the 16 week period ended May 1, 2007, $0.9 million in tax benefits related to February payout were realized, which reduced goodwill.

Selected Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations of the Company for the 16 week period ended May 2, 2006 as though the Merger had occurred as of the beginning of fiscal 2006. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Merger had taken place at the beginning of the period presented, or that may result in the future.

16 Weeks ended May 2, 2006
In thousands, except per share data	Pro forma
Revenue	$73,483
Operating loss	(148)
Net loss	(81,930)
Diluted loss per share	(3.88)

Four Life Foods

Pursuant to an Asset Purchase Agreement dated March 12, 2007, between the Company and Four Life Foods, LLC (“Four Life”), on April 4, 2007, the Company acquired ten franchised Jamba Juice stores in the Central California geographic region from Four Life (the “Four Life Acquisition”). Total consideration was $7.2 million in cash plus a holdback of $0.5 million, which is recorded as restricted cash. Four Life had been an area developer of Jamba Juice Company, whose rights to develop additional stores expired on March 31, 2005.

The acquisition was accounted for using the purchase method of accounting and resulted in goodwill of $6.9 million.

Pursuant to SFAS 141, Business Combinations, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition date. The preliminary purchase price allocation is subject to revision after a more detailed analysis is completed including final determination of intangible reacquired franchise rights assets.

The purchase price for the 10 stores acquired on April 4, 2007 has been preliminarily allocated as follows (in thousands):

Property, fixtures and equipment, net	$556
Other current assets	140
Deferred revenue	37
Favorable leases	126
Other accrued expenses	(58)
Goodwill	6,928

Total consideration	$7,729

The operating results of stores acquired are included in the condensed consolidated statement of operations from the date of acquisition.

3.  REVOLVING LOAN

The Company had a revolving line of credit (the “Line”) for maximum borrowings of up to $35 million or 1.5 times trailing Earnings Before Interest, Taxes, and Depreciation and Amortization (“EBITDA”) as defined by the agreement for the Line, which was to expire in December 2007. The Line was secured by substantially all of the assets of the Company. This Line was terminated as of May 1, 2007.

4.  STOCK OPTIONS

Stock-based compensation expense was $1.1 million and is included in general and administrative costs in the consolidated statement of operations for the 16 week period ended May 1, 2007. The total income tax benefit recognized in the consolidated statement of operations for stock-based compensation awards was $221,000 for the 16 week period ended May 1, 2007.

A summary of option activity under the Plans as of May 1, 2007, and changes during the period then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Options outstanding at January 9, 2007	2,752	$10.40	9.43	$1,896
Options granted	81	$9.11
Options exercised	—	—
Options cancelled	(51)	$9.75

Options outstanding at May 1, 2007	2,782	$10.38	9.16	$1,439

Options vested or expected to vest at May 1, 2007	2,194	$10.22	1.47	$1,359

Options exercisable—May 1, 2007	348	$6.94	7.53	$948

The weighted-average grant date fair value of options granted during the 16 week period ended May 1, 2007 was $3.63. There were no options exercised during the 16 week period ended May 1, 2007. At May 1, 2007, 2.2 million stock options are expected to vest over the next four years.

Stock Compensation

The fair value of options granted was estimated at the date of grant using a Black-Scholes option-pricing model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. Expected dividends are zero based on history of not paying cash dividends on the Company’s common stock and as the Company does not intend to pay dividends in the future. Expected volatility is based on a 50/50 blend of historic, daily stock price observations of the Company’s common stock since its inception and historic, daily stock price observations of the Company’s peers during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. SFAS 123(R) Share-Based Payment also requires that estimated forfeitures be included as a part of the grant date estimate. We use historical data to estimate expected employee behaviors related to option exercises and forfeitures. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models or assumptions, nor is there a means to compare and adjust the estimates to actual values, except for annual adjustments to reflect actual forfeitures.

The following are the assumptions used to value option granted during the 16 week period ended May 1, 2007:

Sixteen Week Period Ended May 1, 2007
Weighted-average risk-free interest rate	4.6%
Expected life of options (years)	5.0
Expected stock volatility	36.8%
Expected dividend yield	0%

As of May 1, 2007, there was $5.9 million of total unrecognized compensation cost related to nonvested stock-based awards granted under the Plans that is expected to be recognized over a weighted-average period of 3.25 years. The total fair value of shares vested during the 16 week period ended May 1, 2007 was $0.4 million.

5.  WARRANTS AND DERIVATIVE INSTRUMENTS

The Company issued warrants to purchase 17,250,000 shares of common stock at an exercise price of $6.00 (the “$6.00 Warrants”) and an option to purchase up to a total of 750,000 units at an exercise price of $10.00 in connection with its initial public offering in July 2005. Each unit includes one share of common stock and a warrant to purchase one share of common stock at an exercise price of $7.50 (the “Embedded Warrant”). The $6.00 Warrants and the Embedded Warrant are considered derivative instruments and the fair value of such instruments is recorded as derivative liabilities on the Company’s condensed consolidated balance sheets with any changes in the fair value recorded in the Company’s results of operations. In November 2006, the Company assumed 304,581 outstanding warrants in connection with the acquisition of Jamba Juice Company. All warrants and the option are fully vested as of May 1, 2007.

The fair value of the $6.00 Warrants is estimated as the market price of a traded warrant at each balance sheet date. The Company estimates the fair value of the Embedded Warrant as of each balance sheet date using a Black-Scholes option-pricing model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award and was 4.6% as of May 1, 2007 and 4.9% as of May 2, 2006. Expected dividends are zero based on history of not paying cash dividends on the Company’s common stock. The volatility index used for the calculation was 35.6% as of May 1, 2007 and 38.5% as of May 2, 2006. Since the resulting valuation of the Embedded Warrant was lower than its relative fair value, the Company used the relative fair value as of May 1, 2007. The estimated fair value of the $6.00 Warrants and the Embedded Warrant was $56.0 million and $96.2 million as of May 1, 2007 and May 2, 2006, respectively.

During the 16 weeks ended May 1, 2007, the Company received $4.0 million of proceeds for the exercise of warrants to purchase 668,400 shares of common stock at an exercise price of $6.00 each. The common stock for this exercise was not issued as of May 1, 2007, therefore, the Company recorded an obligation to the warrant holders for $4.0 million as an other liability as of May 1, 2007.

6. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 10, 2007. FIN 48 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Although the implementation of FIN 48 did not impact the amount of the Company’s liability for unrecognized tax benefits nor did it impact beginning retained earnings, the Company reclassified $0.9 million of the tax reserve for unrecognized tax benefits classified as current income tax liability on the consolidated balance sheet, to a long term income tax payable classified in deferred rent and other long-term liabilities to conform with the balance sheet presentation requirements of FIN 48. As of January 10, 2007, the amount of gross unrecognized tax benefits was $1.3 million of which $0.3 million would, if recognized, impact the Company’s effective tax rate.

The Company recognizes interest accrued related to unrecognized tax benefits in the tax provision. As of adoption of FIN 48 on January 10, 2007, the Company’s liability for unrecognized tax benefits included an accrual for interest in the amount of $78,000. During the quarter ended May 1, 2007, the Company recognized approximately $30,000 in potential interest associated with uncertain tax positions.

As of May 1, 2007, the Company is subject to U.S. federal income tax examinations for the tax years ended June 29, 2004 through June 27, 2006. The Internal Revenue Service (“IRS”) has completed its examinations of the Company’s federal income tax return for the tax year ended June 29, 2004. The Company is also subject to state and local income tax examinations for tax returns filed for the years ended June 24, 2003 through June 27, 2006. The IRS is currently performing a limited scope audit on the Company’s accounting for a joint venture entity for the tax years ended June 29, 2004 and June 28, 2005. The limited scope IRS audit is anticipated to be concluded by the end of 2007.

There were no significant changes to unrecognized tax benefits during the 16 weeks ended May 1, 2007. In March of 2008, there will be a decrease in the gross unrecognized tax benefits of approximately $485,000 primarily attributable to a lapse of the applicable statute of limitations.

7. COMMITMENTS AND CONTINGENCIES

The Company is a defendant in certain litigation arising in the normal course of business. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of the Company’s management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations, liquidity or financial condition of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions.) Forward-looking statements include statements concerning projected new store openings, 2007 revenue growth rates and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive conditions. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion in our 2006 Form 10-K titled “Risk Factors”.

JAMBA, INC. OVERVIEW

Jamba, Inc. (the “Company”) was incorporated as Services Acquisition Corp. International (“SACI”) on January 6, 2005. Upon the completion of the merger between SACI and Jamba Juice Company (the “Merger”) on November 29, 2006, we changed our name to Jamba, Inc. and Jamba Juice Company (“Jamba Juice Company”) became a wholly owned subsidiary of the Company. Prior to November 29, 2006, the Company was a shell company and accordingly, the operating results of our fiscal 2006 only include the results of Jamba Juice Company’s operations for six weeks from November 29, 2006 through January 9, 2007.

We are the leading retailer of premium quality blended-to-order fruit smoothies, squeezed-to-order juices, blended beverages and healthy snacks. As of May 1, 2007, there were 618 locations consisting of 398 company owned and operated stores (“Company Stores”) and 220 franchise stores. Of these 618 stores, 338 were located in California. We began operations in 1990.

The operations of SACI for its first fiscal quarter of 2006 do not provide any meaningful basis for comparison since SACI was not an operating company during that period. It became an operating company with the Merger on November 29, 2006. As a result of this, we lack consistent periods to report. However, information regarding Jamba Juice Company for the 16 week period ended May 2, 2006 was furnished in our earnings release and Form 8-K, which are not incorporated by reference herein.

EXECUTIVE OVERVIEW

We are building the foundation for accelerated growth and long-term stockholder value by making certain investments. We made investments in product development, marketing and training in an effort to attract new customers and positively influence the frequency of our current customers. We are investing in store development and operations to support an accelerated rate of new store openings and we are making the necessary infrastructure investments to support the controls required for compliance with the Sarbanes-Oxley Act of 2002.

During the 16 week period ended May 1, 2007, we opened 26 new Jamba Juice stores including 17 Company Stores and nine franchise stores. These openings include our first Company Store in Portland, Oregon as well as three new Company Stores in Florida. We expect to increase our brand presence by opening 90 Company Stores and 50 franchise locations this year.

Company Store comparable store sales increased 4.2% for the quarter and franchise store comparable store sales rose 2.9%. We believe strong unit level economics are the foundation for healthy growth and therefore place a priority on initiatives designed to increase new and existing store sales.

We experienced an unexpected commodity price increase in oranges and lemons as a result of the California freeze in January 2007. In response, we instituted a temporary “Brrr” charge on smoothies and juices with orange juice to help offset the higher citrus costs. We also absorbed increased labor costs due to a hike in certain minimum wage rates. We expect cost pressures to continue throughout fiscal 2007.

RESULTS OF OPERATIONS — 16 WEEK PERIOD ENDED MAY 1, 2007

Revenue is comprised of revenue from Company Stores and royalties and fees from franchised locations. For the 16 week period ended May 1, 2007, revenue from Company Stores and fees from franchised locations represented 96.4% and 3.6% of total revenue, respectively. Revenue is primarily from smoothie and juice sales and for the 16 week period ended May 1, 2007 was $89.4 million. The number of Company Stores as of May 1, 2007 was 398 stores, up from 373 stores as of January 9, 2007. Management anticipates that new unit growth will continue to be a significant part of overall revenue growth.

Franchise and other revenue for the 16 week period ended May 1, 2007 was $3.2 million, which includes franchise royalties of $1.8 million and franchise support revenue of $1.0 million. Franchise support revenue relates to management fees that we received for franchise employee support provided in the period. This is a reimbursement for management services that we provide for a joint venture in Florida, known as JJC Florida LLC. The number of franchise stores as of May 1, 2007 was 220 stores, down from 222 stores as of January 9, 2007. This net decrease was primarily due to our acquisition of 10 franchise stores that were converted to Company Stores. This decrease was partially offset by the opening of new franchise stores.

Cost of sales of $23.6 million, or 27.3% of Company Store revenue, for the 16 week period ended May 1, 2007 is comprised of fruit, dairy, and other products used to make smoothies and juices, as well as paper products.

Labor costs of $28.9 million, or 33.5% of Company Store revenue, for the 16 week period ended May 1, 2007 consist of store management salaries and bonuses, hourly team member payroll and training costs, and other payroll-related items.

Occupancy costs include both fixed and variable portions of rent, real estate taxes, property insurance and common area maintenance charges for all store locations. Occupancy costs for the 16 week period ended May 1, 2007 were $11.0 million, including $8.9 million for rent and $1.6 million for common area maintenance, real estate taxes, and insurance. As a percentage of Company Store revenue, these costs were 12.7%.

Store operating expenses consist primarily of various store-level costs such as repairs and maintenance, refurbishments, cleaning supplies, bank charges, utilities, and marketing. Store operating expenses for the 16 week period ended May 1, 2007 were $11.1 million and as a percentage of Company Store revenue were 12.8%. The balance was composed primarily of $2.6 million of marketing expenses, $2.4 million in utilities, $1.1 million of repairs and maintenance, and $0.9 million in credit card fees. In addition, we incurred $4.1 million in expenses related to recurring services and expenses to operate our stores.

Depreciation and amortization expenses include the depreciation and amortization of fixed assets and the amortization of intangible assets. Depreciation and amortization for the 16 week period ended May 1, 2007 was $5.3 million, and as a percentage of total revenue were 5.9%.

General and administrative expenses include costs associated with our support center in Emeryville, California, field supervision, bonuses, legal and professional fees, and stock-based compensation. General and administrative expenses for the 16 week period ended May 1, 2007 were $15.0 million, and as a percentage of total revenue were 16.8%. This $15.0 million consisted primarily of $6.9 million in wages and payroll related expenses, $2.2 million in accounting and legal fees, $1.1 million in stock-based compensation expense, and $0.8 million in outside services. The remaining $4.0 million includes recruiting, relocating, contractor fees, and other recurring general and administrative expenses.

Store pre-opening costs are largely costs incurred for training new store personnel, pre-opening marketing and pre-opening rent. Store pre-opening costs for the 16 week period ended May 1, 2007 were $1.2 million, and as a percentage of total revenue were 1.3%.

Other operating expenses consist primarily of franchise support expenses, losses on disposals, asset impairment and store closures, and income from jambacard breakage. Other operating expenses for the 16 week period ended May 1, 2007 were $1.6 million, and as a percentage of total revenue were 1.8%. Of the $1.6 million, $0.9 million was due to franchise support expenses, which are costs associated with our Florida joint venture stores. This franchise support is directly related to management services and is offset by franchise support revenue. Also contributing to other operating expenses were losses on disposal of assets and asset impairment of $0.4 million and a $0.6 million effect of a purchase accounting adjustment relating to jambacard redemptions, offset by jambacard breakage income of $0.3 million for the 16 week period ended May 1, 2007.

Gain from derivative instruments of $15.2 million for the 16 week period ended May 1, 2007 represents the unrealized gain due to the change in the fair value of our warrants. Our warrants are recorded as derivative liabilities, instead of equity instruments. For more information, please refer to the discussion under “Business and Significant Accounting Policies—Warrants and Derivative Instruments” included within Note 1 to the consolidated financial statements of Jamba, Inc. in our Annual Report on Form 10-K for the year ended January 9, 2007.

Interest income for the 16 week period ended May 1, 2007 of $1.4 million represents interest earned on cash held in our investment account. The interest income was a consequence of both funds raised through the initial public offering of Jamba, Inc. in July 2005 of approximately $127.9 million, as well as proceeds from our private sale of securities in November 2006 of approximately $224.9 million. Of that amount, approximately $251.8 million in cash was used by us to acquire Jamba Juice Company in November 2006. Cash on hand as of May 1, 2007 is $66.6 million.

Income tax benefit for the 16 week period ended May 1, 2007 was $3.6 million. The effective tax benefit rate was 42.5%. The most significant item affecting our effective tax rate is the unrealized gain on its derivative liability of $15.2 million. The unrealized change in fair value recorded in the consolidated financial statements will not be realized for tax purposes.

RESULTS OF OPERATIONS — 16 WEEK PERIOD ENDED MAY 2, 2006

Jamba, Inc., formerly SACI was formed to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar merger with an operating business that provides services. From January 11, 2006 until May 2, 2006, we had a net loss of approximately $81.5 million, derived from dividend and interest income of $1.2 million and a loss on derivative liabilities of $79.9 million, less operating expenses of $224,000 and income tax provision of $97,000.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of May 1, 2007, our liquidity and capital resources included cash and cash equivalents of $66.6 million compared to $87.4 million as of January 9, 2007. We used cash flows from operating activities of approximately $4.3 million during the 16 weeks ended May 1, 2007. Cash flows used in operating activities resulted primarily from our changes in working capital.

Net cash used in investing activities was approximately $20.5 million for the 16 weeks ended May 1, 2007. Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for the 16 weeks ended May 1, 2007 totaled approximately $12.7 million. During the 16 weeks ended May 1, 2007, we also acquired 10 stores from a franchisee for approximately $7.2 million, net.

Net cash provided by financing activities was $4.0 million, which resulted from the cash received on the pending exercise of warrants.

We had a revolving line of credit (the “Line”) for maximum borrowings of up to $35 million or 1.5 times trailing Earnings Before Interest, Taxes, and Depreciation and Amortization (“EBITDA”) as defined by the agreement for the Line, which was to expire in December 2007. We terminated this Line as of May 1, 2007 and are currently in negotiations with financial services providers for a new revolving line of credit, which we expect to have a new line of credit in place by the end of the fiscal year.

Capital Resources

On May 1, 2007, we had cash and cash equivalents of $66.6 million. Additionally, we have 18.3 million warrants and 750,000 units outstanding, with each “unit” consisting of one share of common stock plus one warrant. Although there can be no assurances the warrants will be exercised, if exercised, we would realize approximately $118.2 million in proceeds.

We intend to use its available cash resources to invest in its core business, primarily through opening new locations or remodeling and refurbishing existing locations and other new business opportunities related to its core business. We may also use its available cash resources to purchase franchisee stores or larger ownership interests in joint venture partnerships, both of which are accounted for under the equity method of accounting.

Other than normal operating expenditures, cash requirements for fiscal 2007 are expected to consist primarily of capital expenditures for new Company Stores and the remodeling and refurbishment of existing Company Stores. For the remainder of fiscal year 2007, we expect capital expenditures to be in the range of $40 to $50 million, relating to the opening of approximately 90 Company Stores, remodeling certain existing stores, and enhancing our information systems.

We believe that our cash flow from operations, together with its current cash reserves, will be sufficient to fund its projected capital requirements through the next 12 months. Significant expansion of new stores, new joint ventures, acquisitions and/or other new business opportunities may require additional outside funding. However, at this time, there are no specific commitments for such development or expenditures.

Contractual Obligations

There have been no significant changes to our contractual obligations and commercial commitments table as disclosed in our Annual Report on Form 10-K for the year ended January 9, 2007, except for a change related to our adoption of FIN 48. The short-term and long-term liabilities for uncertain tax positions under FIN 48 is $0 and $1.0 million, respectively, at May 1, 2007 (see Note 6 of the Notes to Condensed Consolidated Financial Statements). We are not able to reasonably estimate when cash payments of the long-term liability for uncertain tax positions will occur.

COMMODITY PRICES, AVAILABILITY AND GENERAL RISK CONDITIONS

We contract for significant amounts of instant quick freeze fruit, fruit concentrate and dairy products to support the needs of both our Company Stores and franchise stores. The price and availability of these commodities directly impacts our results of operations and can be expected to impact our future results of operations.

SEASONALITY AND QUARTERLY RESULTS

Our business is subject to seasonal fluctuations. Historically, significant portions of our revenue and profits were realized during the first and fourth quarters of our fiscal year, which included the warmer summer season. Due to our recent change of fiscal year, going forward we expect to realize significant portions of our revenue during the second and third quarters of the fiscal year, which align with the warmer summer season. In addition, quarterly results are affected by the timing of the opening of new stores and weather conditions. However, geographic diversification of our store locations may conceal or diminish the financial statement impact of such seasonal influences. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year or any subsequent quarter.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no significant changes to the policies and estimates as discussed in our Annual Report on Form 10-K for the year ended January 9, 2007, except for a change related to our adoption of FIN 48 discussed below.

Income Taxes

On January 10, 2007, we adopted FIN 48. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. To the extent that our estimates change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. We also record a valuation allowance against our deferred tax assets arising from certain net operating losses when it is more likely than not that some portion or all of such net operating losses will not be realized. Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings, changes in the expected outcome of audits or changes in the deferred tax valuation allowance.

Recent Accounting Pronouncements

See Recent Accounting Pronouncements section of Note 1 to our condensed consolidated financial statements for a summary of new accounting standards.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks due primarily to changes in interest rates, which it moderates primarily by managing the maturities of its financial instruments. We do not use derivatives to alter the interest characteristics of its financial instruments. Management does not believe a change in interest rate will materially affect the Company’s financial position or results of operations.

We purchase significant amounts of fruits and dairy products to support the needs of its Company Stores. The price and availability of these commodities directly impacts the results of operations and can be expected to impact the future results of operations.

We purchase fruit based on short-term seasonal pricing agreements. These short-term agreements generally set the price of procured frozen fruit and 100% pure fruit concentrates for less than one year based on estimated annual requirements. In order to mitigate the effects of price changes in any one commodity on its cost structure, we contract with multiple suppliers both domestically and internationally. These agreements typically set the price for some or all of our estimated annual fruit requirements, protecting it from short-term volatility. Nevertheless, these agreements typically contain a force majeure clause, which, if utilized (such as when hurricanes in 2004 destroyed the Florida orange crop and more recently with the freeze that affected California citrus), may subject us to significant price increases.

Our pricing philosophy is not to attempt to change consumer prices with every move up or down of the commodity market, but to take a longer term view of managing margins and the value perception of its products in the eyes of its customers. Our objective is to maximize revenue through increased customer frequency. In cases such as the recent increase in orange prices, management has instituted a price surcharge on products made with orange juice through the end of fiscal 2007.

We do not purchase derivative instruments on the open market. However, we have classified certain warrants as derivative instruments (a current liability of $56.0 million at May 1, 2007). Classification as derivative liabilities was required because, for each instrument, there is a possibility that the instrument could be required to be settled in stock that requires registration. We are required to mark these instruments to market as of the end of each reporting period and to recognize the change in fair value in our consolidated statements of operations. Our stock price has been historically volatile and the fair values of these instruments are sensitive to changes in our underlying stock price. Also, we may be subject to changes in the risk free interest rate. As such, the carrying amount of these instruments may be volatile from period to period. For the 16 week period ended May 1, 2007, the gain on derivative liabilities was $15.2 million, representing the change in fair value between January 10, 2007 and May 1, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)), as required by paragraph (b) of Exchange Act Rules 13a-15 as of the end of the period covered by this quarterly report. Because the Company has not substantially completed its remediation of the material weakness identified as the result of adjustments related to the Company’s application of purchase accounting for the November 2006 acquisition of Jamba Juice Company as more fully described in the Company’s Form 10-K for the fiscal year ended January 9, 2007, our Chief Executive Officer and our Chief Financial Officer have concluded that based on such evaluation, the Company’s disclosure controls and procedures were not effective as of May 1, 2007.

Management’s Remediation Plans

As of the end of the period covered by this report, we have taken steps towards improving the internal control over financial reporting. We have taken steps to implement controls related to accounting for complex, non-routine transactions. This includes hiring additional accounting personnel, documentation and review of all analyses related to complex, non-routine transactions and the re-assessment of the selection and use of outside subject matter experts.

There have been no other changes in our internal controls over financial reporting during the fiscal quarter ended May 1, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitations Over Controls

We recognize that any controls and procedures, no matter how well designed or operated, can only provide reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company, have been detected.

PART II— OTHER INFORMATION

Item 1	Legal Proceedings.

We are party to various legal proceedings arising in the ordinary course of its business. Based on the information currently available, we are not currently a party to any legal proceeding that management believes would have a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 1A	Risk Factors.

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended January 9, 2007 have not materially changed.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

Steering Team Bonus Plan for the Fiscal Year ending January 1, 2008

On March 13, 2007 the Compensation and Executive Development Committee of the Board approved the following bonus plan for the Steering Team executives for the fiscal year ending January 1, 2008 as follows (based upon annual target bonuses for each individual):

Steering Team Member	Target Bonus
Paul E. Clayton	$525,000
Donald D. Breen	$150,000
Paul Coletta	$142,500
William (Trey) A. Feiler, III	$130,000
Karen A. Kelley	$132,500
Thibault Guillet de Chatellus	$89,375	(prorated based on hire date)
Russell K. Testa	$90,000

Steering Team members will be entitled to their stated target cash bonus only if we achieve certain levels of its targeted comparative revenue percent increase, net income before taxes and personal objectives for the fiscal year ending January 1, 2008. Bonus payments will be weighted at 50% for achieving targeted levels of comparative sales percent increase, 25% for achieving targeted levels of net income before taxes and 25% for achieving targeted levels of personal objectives for the fiscal year ending January 1, 2008. The actual payout of the cash bonus for certain of these targets are 75% of target, 100% of target or 125% of target, depending on the comparative sales percent increase, net income before taxes and personal objectives actually achieved for the fiscal year ending January 1, 2008.

Employment, Change of Control and Severance Agreements

Jamba Juice Company entered into an employment offer letter dated April 17, 2007 with Thibault Guillet de Chatellus whereby Mr. Guillet de Chatellus serves as Senior Vice President, International. Under the terms of the offer letter, Mr. Guillet de Chatellus is entitled to receive: (i) an annual salary of $275,000, (ii) a grant of an option to purchase 110,000 shares of our common stock vesting over four years of continuous employment in four equal annual installments, (iii) a severance arrangement (as formally documented in the severance agreement described below) and (iv) other benefits as set forth in the offer letter attached as Exhibit 10.26 to this quarterly report. In addition, Mr. Guillet de Chatellus will be eligible for a target bonus of 50% of his base salary earnings pro-rated for the year based on his hire date and as further described above in this Item 5 under the caption “Steering Team Bonus Plan for the Fiscal Year ending January 1, 2008.” Effective May 14, 2007, Jamba Juice Company entered into a severance agreement with Mr. Guillet de Chatellus which provides, generally, that if the employment of Mr. Guillet de Chatellus is subject to a termination without cause, he would be entitled to receive a severance payment in the form of continuation the executive’s base salary for one year following such termination, payable on our ordinary payroll dates and subject to compliance with Section 409A of the Internal Revenue Code of 1986, as amended. The descriptions of Mr. Guillet de Chatellus’ offer letter and severance agreement do not purport to be complete and are qualified in their entirety by reference to the severance agreement and offer letter, copies of which are included in Exhibits 10.11 and 10.26 attached hereto.

Item 6.	Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11	Form of Severance Agreement entered into between Jamba Juice Company and each of Paul Coletta, Trey Feiler and Thibault Guillet de Chatellus. **					X

10.26	Employment Offer Letter dated April 17, 2007 from Jamba Juice Company to Thibault Guillet de Chatellus. **					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

**	Management contract, or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of June, 2007.

JAMBA, INC.

By:	/S/ PAUL E. CLAYTON
Paul E. Clayton
Chief Executive Officer and President

By:	/S/ DONALD D. BREEN
Donald D. Breen
Chief Financial Officer and Senior Vice President