Form 10-Q
period 2007-07-24
JAMBA, INC.
filed 2007-09-04
CIK 1316898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 24, 2007

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

The number of shares of common stock of Jamba, Inc. issued and outstanding as of August 27, 2007 was 52,552,141.

JAMBA, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED JULY 24, 2007

PART I - FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JAMBA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share amounts)	July 24, 2007	January 9, 2007

ASSETS
Current assets:
Cash and cash equivalents	$64,955	$87,379
Restricted cash and investments	4,848	—
Receivables, net of allowances of $132 and $96	2,689	3,420
Inventories	3,745	2,356
Deferred income taxes	6,152	6,170
Prepaid rent	662	1,880
Prepaid expenses and other current assets	5,334	3,563

Total current assets	88,385	104,768
Property, fixtures and equipment, net	109,687	85,305
Goodwill	101,515	94,162
Trademarks and other intangible assets, net	177,231	177,580
Other long-term assets	3,322	5,738

Total assets	$480,140	$467,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,919	$10,456
Accrued compensation and benefits	8,739	6,702
Workers’ compensation and health self-insurance reserves	4,588	3,917
Accrued store value cards	18,018	19,712
Litigation settlement payable	—	614
Other accrued expenses	8,986	4,749
Derivative liabilities	53,234	71,197

Total current liabilities	106,484	117,347
Deferred franchise revenue	174	50
Deferred income tax	57,218	60,331
Deferred rent and other long-term liabilities	7,556	3,950
Commitments and contingencies (Note 8)	—	—

Stockholders’ equity:
Common stock, $.001 par value, authorized 150,000,000 shares: 52,552,141 issued and outstanding at July 24, 2007 and 51,881,616 at January 9, 2007	52	52
Additional paid-in capital	349,811	341,256
Accumulated deficit	(41,155)	(55,433)

Total stockholders’ equity	308,708	285,875

Total liabilities and stockholders’ equity	$480,140	$467,553

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Twelve Week Period Ended		Twenty-eight Week Period Ended
(In thousands, except share and per share amounts)	July 24, 2007	July 25, 2006	July 24, 2007	July 25, 2006
Revenue:
Company stores	$86,213	$—	$172,374	$—
Franchise and other revenue	3,396	—	6,621	—

Total revenue	89,609	—	178,995	—

Operating expenses:
Cost of sales	23,659	—	47,211	—
Labor costs	26,477	—	55,342	—
Occupancy costs	8,592	—	19,543	—
Store operating expense	10,904	—	21,964	—
Depreciation and amortization	4,013	—	9,264	—
General and administrative expense	10,491	—	25,494	—
Store preopening expense	1,462	—	2,625	—
Other operating expense	1,370	—	2,958	—
Formation and operating costs	—	102	—	326

Total operating expenses	86,968	102	184,401	326

Income (loss) from operations	2,641	(102)	(5,406)	(326)

Other income (expense):
Gain (loss) from derivative liabilities	329	30,165	15,480	(52,170)
Interest income	921	1,033	2,316	2,186
Interest expense	(24)	—	(135)	—

Total other income (expense)	1,226	31,198	17,661	(49,984)

Income (loss) before income taxes	3,867	31,096	12,255	(50,310)
Income tax (expense) benefit	(1,539)	(39)	2,023	(136)

Net income (loss)	$2,328	$31,057	$14,278	$(50,446)

Weighted-average shares used in the computation of earnings (loss) per share:
Basic	52,391,434	21,000,000	52,100,109	21,000,000
Diluted	58,903,104	28,535,500	58,703,021	21,000,000

Earnings (loss) per share:
Basic	$0.04	$1.48	$0.27	$(2.40)
Diluted	$0.04	$1.09	$0.24	$(2.40)

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Twenty-eight Week Period Ended
(In thousands)	July 24, 2007	July 25, 2006
Cash provided by operating activities:
Net income (loss)	$14,278	$(50,446)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	9,264	—
Asset impairment and disposals	817	—
Stock-based compensation	2,051	—
Jambacard breakage income and amortization, net	514	—
Deferred rent	3,920	—
Deferred income taxes	(2,209)	42
(Gain) loss on derivative liabilities	(15,480)	52,170
Changes in operating assets and liabilities:
Receivables, net	731	—
Inventories	(1,291)	—
Prepaid expenses and other current assets	(521)	19
Other long-term assets	(529)	—
Accounts payable	(1,311)	585
Accrued compensation and benefits	2,708	—
Accrued store value cards	(2,208)	—
Litigation settlement payable	(614)	—
Other accrued expenses and liabilities	3,614	859
Deferred franchise revenue	162	—
Income taxes payable	—	(89)

Cash provided by operating activities	13,896	3,140

Cash used in investing activities:
Capital expenditures	(26,676)	—
Cash paid in acquisitions, net of cash acquired	(8,787)	—
Increase in restricted cash	(4,848)	—
Cash in trust	—	(1,865)
Deferred transaction costs	—	(1,642)
Investment in joint ventures	(30)	—

Cash used in investing activities	(40,341)	(3,507)

Cash provided by financing activities:
Cash from warrant exercises	4,017	—
Cash from exercise of stock options	4	—

Cash provided by financing activities	4,021	—

Net decrease in cash and cash equivalents	(22,424)	(367)
Cash and cash equivalents at beginning of period	87,379	977

Cash and cash equivalents at end of period	$64,955	$610

Supplemental cash flow information:
Cash paid for interest	$92	$—
Income taxes paid	1,494	—

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Jamba, Inc. (the “Company”) was incorporated in Delaware on January 6, 2005 under the name Services Acquisition Corp. International (“SACI”). The Company was formed as a special purpose acquisition company and, on November 29, 2006, completed its acquisition of Jamba Juice Company by means of a merger transaction (the “Merger”) whereby Jamba Juice Company became a wholly owned subsidiary of the Company. As part of the Merger, SACI changed its name to Jamba, Inc.

Based in Emeryville, California, the Company is the leading retailer of premium quality blended-to-order fruit smoothies, squeezed-to-order juices, blended beverages and healthy snacks. As of July 24, 2007, there were 645 locations consisting of 427 company owned and operated stores and 218 franchise stores operating in 23 states, the District of Columbia and the Bahamas. Other than the single Bahamas location, the Company has no other international locations. Of these 645 locations, 348 were located in California.

The operations of SACI for the first and second fiscal quarters of 2006 do not provide any meaningful basis for comparison since SACI was not an operating company during those periods. It became an operating company with the Merger on November 29, 2006. Prior to the Merger, the Company had no significant operations as the Company’s primary source of income was interest on the funds held in its trust account. As a result of this, the Company lacks comparable operating results to report.

Beginning in fiscal 2006, the Company changed its fiscal year from a calendar year to a 52 or 53 week fiscal year. The 2006 fiscal year ended on January 9, 2007. Beginning in fiscal 2007, the fiscal year will end on the Tuesday closest to December 31. The first fiscal quarter is sixteen weeks, the second and third quarters are twelve weeks and the fourth quarter is twelve or thirteen weeks. Because fiscal 2007 will be a transition year to the new fiscal calendar, the fourth quarter of fiscal year 2007 will be an 11-week operating period.

The previously filed quarterly reports for the corresponding periods covered in this Form 10-Q were for the quarters ended March 31, 2006 and June 30, 2006. As a result of the Company’s change in fiscal year, this Form 10-Q includes comparative recast financial statements for the 12 week and 28 week periods ended July 25, 2006 (the “Recast Periods”), which are the periods of the preceding fiscal year that are most nearly comparable to the 12 week and 28 week reporting periods ended July 24, 2007. The unaudited interim statements of operations and cash flows for the Recast Periods contained in this Form 10-Q were not filed in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2006 and June 30, 2006. In the future, all quarterly information from the fiscal year ended January 9, 2007 will be recast for the most nearly comparable quarterly reporting period.

Unaudited Interim Financial Information—The condensed consolidated balance sheet as of July 24, 2007 and the condensed consolidated statements of operations and cash flows for each of the 12 week and 28 week periods ended July 24, 2007 and July 25, 2006 have been prepared by the Company, without audit, and have been prepared on the same basis as the Company’s audited consolidated financial statements. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position as of July 24, 2007, the results of operations for the 12 week and 28 week periods ended July 24, 2007 and July 25, 2006, and cash flows for the 28 week periods ended July 24, 2007 and July 25, 2006. The condensed consolidated balance sheet as of January 9, 2007 has been derived from the Company’s audited consolidated financial statements. Operating results for the 12 week and 28 week periods ended July 24, 2007 are not necessarily indicative of the results that may be expected for the year ending January 1, 2008 (“fiscal 2007”).

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

Earnings Per Share—Earnings per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic earnings (loss) per share is computed based on the weighted-average of common shares outstanding during the period. Diluted earnings (loss) per share is computed based on the weighted-average number of common shares and potentially dilutive securities, which includes outstanding warrants and outstanding options and restricted stock awards granted under the Company’s stock option plans. Anti-dilutive shares of 3.0 million have been excluded from diluted weighted-average shares outstanding in the 12 week period ended July 24, 2007, and 3.1 million and 18.8 million for the 28 week periods ended July 24, 2007 and July 25, 2006, respectively.

The number of incremental shares from the assumed exercise of warrants and options was calculated by applying the treasury stock method. The following table summarizes the differences between the basic and diluted weighted-average shares outstanding used to compute diluted earnings (loss) per share:

	12 Week Period Ended		28 Week Period Ended
	July 24, 2007	July 25, 2006	July 24, 2007	July 25, 2006
Basic weighted-average shares outstanding	52,391,434	21,000,000	52,100,109	21,000,000
Incremental shares from assumed exercise of warrants and options	6,511,670	7,535,500	6,602,912	—

Diluted weighted-average shares outstanding	58,903,104	28,535,500	58,703,021	21,000,000

Restricted Cash and Investments—The Company held $4.8 million in restricted cash and short-term investments at July 24, 2007. Approximately $4.3 million represents cash held in a certificate of deposit to collateralize the Company’s letters of credit which is required, since the Company is self-insured for workers’ compensation and $0.5 million represents the escrow holdback related to one of the Company’s acquisitions.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently recognizing, derecognizing and measuring tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to uncertainties as they relate to income tax assets and liabilities. See Note 7.

2. ACQUISITIONS

Jamba Juice Company

Pursuant to the Merger, $19.9 million of the merger consideration otherwise payable to Jamba Juice Company shareholders was deposited in an escrow account. An additional $2.0 million was deposited in a separate interest bearing account to reimburse the shareholder representative for his fees and costs, and to fund any costs of defense of any indemnity claims. Such amounts, less any amounts applied in satisfaction of indemnification claims or shareholder representative fees and expenses, are released to the former Jamba Juice Company shareholders, option holders, and warrant holders on a pro-rata basis based on their respective ownership percentages. The first holdback escrow release payment of approximately $11.8 million was made in January 2007. The second holdback escrow release payment of approximately $3.9 million was made in May 2007. The third and final holdback escrow release payment for approximately $4.2 million was made on July 31, 2007. Of the $2.0 million in the shareholder representative account, approximately $1.8 million was paid to Jamba Juice Company shareholders on or about July 31, 2007. As these amounts were originally considered part of the purchase price of the Merger, the tax impacts of these payouts resulted in an offset through goodwill. The majority of the remaining $0.2 million represents amounts that are owed to former Jamba Juice Company shareholders, but have not yet been claimed.

Selected Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations of the Company for the 12 week and 28 week periods ended July 25, 2006 as though the Merger had occurred as of the beginning of fiscal 2006. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Merger had taken place at the beginning of the period presented, or that may result in the future.

	12 Week Period Ended July 25, 2006	28 Week Period Ended July 25, 2006
In thousands, except per share data	Pro forma	Pro forma
Revenue	$78,476	$151,959
Income from operations	7,713	6,092
Net income (loss)	36,114	(45,669)
Diluted income (loss) per share	0.60	(0.88)

Four Life Foods

Pursuant to an Asset Purchase Agreement dated March 12, 2007, between Jamba Juice Company and Four Life Foods, LLC (“Four Life”), on April 4, 2007, Jamba Juice Company acquired ten franchise Jamba Juice stores in the Central California geographic region from Four Life (the “Four Life Acquisition”). Total consideration was $7.2 million in cash plus a holdback of $0.5 million, which is recorded as restricted cash. Four Life had been an area developer of Jamba Juice Company, whose rights to develop additional stores expired on March 31, 2005. The acquisition was accounted for using the purchase method of accounting and resulted in goodwill of $6.7 million.

Pursuant to SFAS 141, Business Combinations, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition date. The purchase price for the 10 stores acquired on April 4, 2007 has been allocated as follows (in thousands):

Property, fixtures and equipment, net	$509
Other current assets	140
Deferred franchise revenue	37
Trademarks and other intangibles, net	320
Other accrued expenses	(14)
Goodwill	6,737

Total consideration	$7,729

The operating results of stores acquired are included in the consolidated statement of operations from the date of acquisition. The Company revised the purchase price allocation of Four Life Foods to reflect the fair value of reacquired franchise rights during the 12 week period ended July 24, 2007. As a result of this, goodwill from this acquisition decreased $0.2 million.

Juice The Two Of Us

Pursuant to an Asset Purchase Agreement dated June 26, 2007, between Jamba Juice Company and Juice The Two Of Us, Inc. (“JTTOU”), Jamba Juice Company acquired two franchise Jamba Juice stores in the Northern California geographic region. Total consideration was approximately $1.6 million in cash. The acquisition was accounted for using the purchase method of accounting and resulted in goodwill of $1.4 million.

Pursuant to SFAS 141, Business Combinations, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition date. The preliminary purchase price allocation is subject to revision after a more detailed analysis is completed. The purchase price for the two stores acquired on June 26, 2007 has been preliminarily allocated as follows (in thousands):

Property, fixtures and equipment, net	$93
Other current assets	31
Trademarks and other intangible assets, net	85
Other accrued expenses	(6)
Goodwill	1,374

Total consideration	$1,577

The operating results of stores acquired are included in the consolidated statement of operations from the date of acquisition.

3. GOODWILL

A summary of the changes in the Company’s goodwill balances are as follows (in thousands):

July 24, 2007
Balance at January 9, 2007	$94,162
Acquisitions	8,130
Other	(777)

Ending balance	$101,515

Other activity represents the tax impact of the Company’s payout of escrow holdbacks from the Merger. See Note 2.

4. REVOLVING LOAN

The Company had a revolving line of credit (the “Line”) for maximum borrowings of up to $35 million or 1.5 times trailing Earnings Before Interest, Taxes, and Depreciation and Amortization (“EBITDA”) as defined by the agreement for the Line, which was to expire in December 2007. The Line was secured by substantially all of the assets of the Company. This Line was terminated as of May 1, 2007.

5. STOCK OPTIONS

The Company maintains three stock-based compensation plans (collectively, the “Plans”). The Company’s 2006 Employee, Director and Consultant Stock Plan (the “2006 Plan”) was approved by the Company’s stockholders on November 28, 2006, and provides for the granting of up to 5 million shares of common stock in the form of nonqualified and incentive stock options, stock grants or other stock-based awards to employees, nonemployee directors and consultants. In connection with the Merger (see Note 2), the Company assumed the outstanding options under the Jamba Juice Company 1994 Stock Incentive Plan (the “1994 Plan”) and the 2001 Equity Incentive Plan (the “2001 Plan”), which provided for granting nonqualified and incentive stock options to employees, nonemployee directors and consultants. No additional grants are available under the 2001 Plan and the 1994 Plan. As of July 24, 2007, there were 2,524,667 shares available under the Company’s 2006 Plan. A summary of option activity under the Plans as of July 24, 2007, and changes during the 28 week period then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Options outstanding at January 9, 2007	2,752	$10.40	9.43	$1,896
Options granted	487	$9.68
Options exercised	(1)	$3.80
Options cancelled	(112)	$9.97

Options outstanding at July 24, 2007	3,126	$10.31	9.05	$1,288

Options vested or expected to vest at July 24, 2007	2,187	$9.47	8.64	$2,039

Options exercisable—July 24, 2007	459	$7.92	7.70	$910

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

Stock-based compensation expense, which is included in general and administrative expense, was $0.9 million and $2.1 million for the 12 week and 28 week periods ended July 24, 2007, respectively. The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation awards was $0.4 million and $0.8 million for the 12 week and 28 week periods ended July 24, 2007, respectively.

The following are the weighted-average assumptions used to value option grants for the 28 week period ended July 24, 2007:

28 Week Period Ended July 24, 2007
Weighted-average risk-free interest rate	4.97%
Expected life of options (years)	5.00
Expected stock volatility	36.65%
Expected dividend yield	0%

As of July 24, 2007, there was $3.9 million of total unrecognized compensation cost related to nonvested stock-based awards granted under the Plans that is expected to be recognized over a weighted-average period of 3.3 years. The total fair value of shares vested during the 12 week and 28 week periods ended July 24, 2007 was $0.4 million and $0.6 million, respectively. The estimated fair value of stock options granted during the 12 week and 28 week periods ended July 24, 2007 was $3.96 and $3.90, respectively.

6. WARRANTS AND DERIVATIVE INSTRUMENTS

The Company issued warrants to purchase 17,250,000 shares of common stock at an exercise price of $6.00 (the “$6.00 Warrants”) and an option to purchase up to a total of 750,000 units at an exercise price of $10.00 in connection with its initial public offering in July 2005. Each unit includes one share of common stock and a warrant to purchase one share of common stock at an exercise price of $7.50 (the “Embedded Warrant”). The $6.00 Warrants and the Embedded Warrant are considered derivative instruments and the fair value of such instruments is recorded as derivative liabilities on the Company’s condensed consolidated balance sheets with any changes in the fair value recorded in the Company’s results of operations. In November 2006, the Company assumed 304,581 outstanding warrants in connection with the acquisition of Jamba Juice Company, of which 302,964 warrants remain outstanding. All warrants and the option are fully vested as of July 24, 2007.

The fair value of the $6.00 Warrants is estimated as the market price of a traded warrant at each balance sheet date. The Company estimates the fair value of the Embedded Warrant as of each balance sheet date using a Black-Scholes option-pricing model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award and was 4.8% as of July 24, 2007 and 4.9% as of July 25, 2006. Expected dividends are zero based on history of not paying cash dividends on the Company’s common stock. The volatility index used for the calculation was 35.4% as of July 24, 2007 and 37.8% as of July 25, 2006. Since the resulting valuation of the Embedded Warrant was lower than its relative fair value, the Company used the relative fair value as of July 24, 2007. The estimated fair value of the $6.00 Warrants and the Embedded Warrant was $53.2 million and $66.0 million as of July 24, 2007 and July 25, 2006, respectively.

During the 28 week period ended July 24, 2007, the Company received $4.0 million of proceeds for the exercise of 669,500 of the $6.00 warrants.

7. INCOME TAXES

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

The Company recognizes interest accrued related to unrecognized tax benefits in the tax provision. As of adoption of FIN 48 on January 10, 2007, the Company’s liability for unrecognized tax benefits included an accrual for interest in the amount of $78,000. The Company recognized $17,000 and $40,000 of interest associated with uncertain tax positions during the 12 week and 28 week periods ended July 24, 2007, respectively.

As of July 24, 2007, the Company is subject to U.S. federal income tax examinations for the tax years ended June 29, 2004 through June 27, 2006. The Internal Revenue Service (“IRS”) has completed its examinations of the Company’s federal income tax return for the tax year ended June 29, 2004. The Company is also subject to state and local income tax examinations for tax returns filed for the years ended June 24, 2003 through June 27, 2006. The IRS is currently performing a limited scope audit on the Company’s accounting for a joint venture entity for the tax years ended June 29, 2004 and June 28, 2005. The limited scope IRS audit is anticipated to be concluded by the end of 2007.

There were no significant changes to unrecognized tax benefits during the 28 week period ended July 24, 2007. In March 2008, there will be a decrease in the gross unrecognized tax benefits of approximately $0.5 million primarily attributable to a lapse of the applicable statute of limitations.

8. COMMITMENTS AND CONTINGENCIES

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

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions.) Forward-looking statements include, but are not limited to, statements concerning projected new store openings, 2007 revenue growth rates, global sourcing, distribution strategies and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive conditions. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion in our 2006 Form 10-K titled “Risk Factors”.

JAMBA, INC. OVERVIEW

Jamba, Inc. (the “Company”) was incorporated in Delaware on January 6, 2005 under the name Services Acquisition Corp. International (“SACI”). The Company was formed as a special purpose acquisition company and on November 29, 2006 completed its acquisition of Jamba Juice Company by means of a merger transaction (the “Merger”) whereby Jamba Juice Company became a wholly owned subsidiary of the Company. As part of the Merger, SACI changed its name to Jamba, Inc.

Prior to the acquisition, the Company had no significant operations as the Company’s primary source of income was interest on the funds held in its trust account. The acquisition was accounted for under the purchase method of accounting in accordance with U.S. generally accepted accounting principles. Under this method, Jamba Juice Company was treated as the “acquired” company for financial reporting purposes. As a result, the operating results of our fiscal 2006 only include the results of Jamba Juice Company’s operations for six weeks from November 29, 2006 through January 9, 2007.

We are the leading retailer of premium quality blended-to-order fruit smoothies, squeezed-to-order juices, blended beverages and healthy snacks. As of July 24, 2007, there were 645 locations consisting of 427 company owned and operated stores and 218 franchise stores. Of these 645 stores, 348 were located in California. We began operations in 1990.

The results of operations section below reflects the operating results of the Company, including the Jamba Juice Company for the first two quarters of fiscal 2007. However, comparisons of operating results with the first two quarters of fiscal 2006 would not be a meaningful comparison since the Company had not acquired Jamba Juice Company by then and had no significant operations during those periods. However, information regarding Jamba Juice Company for the 12 week and 28 week periods ended July 24, 2007 was furnished in our earnings release and Form 8-K, which are not incorporated by reference.

EXECUTIVE OVERVIEW

During both the 12 week and 28 week periods ended July 24, 2007, the Company continued to focus on increasing sales and building the foundation for future growth. To increase sales, the Company made investments in product development, marketing, and training in order to attract new customers and increase the frequency of current customer visits. Income from operations, before taxes, for the 12 week period was $2.6 million and a loss of $5.4 million for the 28 week period ended July 24, 2007. Net income, which includes gains and losses from mark to market adjustments of derivative liabilities and interest was $2.3 million and $14.3 for the 12 week and 28 week periods ended July 24, 2007.

In early August 2007, we launched “Jamba Functionals,” a line of smoothies, boosts, and shots specifically designed to help meet our customers’ specific health and lifestyle needs. During the second fiscal quarter, we also tested a new menu board and continue to actively explore other ways to improve the customer experience.

We also embarked on increasing our presence with more aggressive new store development activities. During the first two quarters, we opened 44 new Jamba Juice Company owned stores (“Company Stores”) and acquired 12 franchise stores. These openings include our first new Company Stores in Oregon, Florida and Nevada. We plan to open 90 company stores and 30 franchise stores in fiscal 2007. We also continued to opportunistically acquire franchisees’ stores. We completed the acquisition of two franchised stores on June 27, 2007, bringing the number of franchised stores acquired in fiscal 2007 to 12.

We believe a key to increasing long-term stockholder value is to invest in the people and systems that will drive performance and productivity. Fiscal 2007 is a year for building our organizational capabilities to ensure the Company’s readiness to meet its growth demands. Our goal is to leverage this infrastructure in fiscal 2008 and, in particular, reduce our general and administrative expenses as a percentage of total revenue.

System wide comparable store sales includes sales at all Company-owned stores and franchise-operated stores, as reported by franchisees. Management uses system wide sales information internally in connection with store development decisions, planning, and budgeting analyses. Management believes system wide sales information is useful in assessing consumer acceptance of the Company’s brand and facilitates an understanding of financial performance as the Company’s franchisees pay royalties and contribute to advertising pools based on a percentage of their sales. On a quarter-by-quarter basis, the Company has historically experienced significant comparable store sales volatility. For the 12 week period ended July 24, 2007, system wide comparable store sales, which includes franchise stores, decreased 3.2%. Company store comparable store sales decreased 3.5% and franchised store comparable store sales declined 2.5% for the same period. These decreases are primarily driven by less frequent customer visits in California, where we have the highest concentration of stores. The Company instituted several short-term marketing initiatives, including a viral buy-one-get-one-free Internet coupon and “block” parties where surrounding neighborhood businesses are invited to our stores for a free smoothie. The Company has also initiated several longer term marketing initiatives to increase customer frequency including expanding our line of All Fruit smoothies and launching a line of Functional smoothies. Later this year, the Company will initiate an expanded test of breakfast items.

For the 28 week period ended July 24, 2007, system wide comparable sales increased by 0.2%. Company store comparable store sales increased 0.1% and franchised store comparable sales increased 0.3%. During this period, comparable store sales growth outside of California has met expectations. With the goal of decreasing sales volatility, especially due to weather, the Company continues to embark on a geographic diversification strategy. Fiscal 2007 will be the first time in the Company’s history that more new company stores will be opened outside of California than within California.

We expect cost pressures to continue throughout fiscal 2007 as a result of the California freeze earlier this year which impacted the orange and lemon crops. In addition, we are experiencing higher dairy costs. In the second quarter, we hired a Vice President of Supply Chain Management to help establish a global sourcing and distribution strategy.

RESULTS OF OPERATIONS — 12 WEEK PERIOD ENDED JULY 24, 2007

Revenue is comprised of revenue from Company Stores and royalties and fees from franchised locations. For the 12 week period ended July 24, 2007, revenue from Company Stores and fees from franchised locations represented 96.2% and 3.8% of total revenue, respectively. Total revenue was $89.6 million and was primarily from smoothie and juice sales. The number of Company Stores as of July 24, 2007 was 427.

Franchise and other revenue for the 12 week period ended July 24, 2007 was $3.4 million, which includes franchise royalties of $2.6 million and franchise support revenue of $0.7 million. Franchise support revenue is attributable to management fees that the Company received from its Florida joint venture, JJC Florida LLC. During the period, we received $1.1 million in royalty fees that had been recorded in deferred franchise revenue. We will continue to account for the transactions with JJC Florida LLC on a cash basis until a consistent payment history is developed. JJC Florida LLC owns 14 stores in Florida and, under a management agreement, the Company operates those stores with its employees and is then reimbursed by JJC Florida LLC for its management services. The number of franchise stores as of July 24, 2007 was 218.

In early August 2007, with the launch of our Functional smoothie line, we adjusted the pricing on our Original and Power smoothies to reflect a more reasonable size/value relationship and in certain regions to better reflect market place pricing. At the same time, we discontinued the orange juice surcharge. The net effect of the price adjustment on store comparative sales was 0.7% point increase over prior year.

Cost of sales of $23.7 million, or 27.4% of Company Store revenue, for the 12 week period ended July 24, 2007 is comprised of fruit, dairy, and other products used to make smoothies and juices, as well as paper products.

Labor costs of $26.5 million, or 30.7% of Company Store revenue, for the 12 week period ended July 24, 2007 consist of store management salaries and bonuses, hourly team member payroll and training costs, and other payroll-related items.

Occupancy costs include both fixed and variable portions of rent, real estate taxes, property insurance and common area maintenance charges for all store locations. Occupancy costs for the 12 week period ended July 24, 2007 were $8.6 million, which included $7.0 million for rent and $1.3 million for common area maintenance, real estate taxes, and insurance. As a percentage of Company Store revenue, these costs were 10.0%.

Store operating expenses consist primarily of various store-level costs such as repairs and maintenance, refurbishments, cleaning supplies, bank charges, utilities, and marketing. Store operating expenses for the 12 week period ended July 24, 2007 were $10.9 million and as a percentage of Company Store revenue were 12.6%. The balance was composed primarily of $2.9 million of marketing expenses, $2.4 million in utilities, $0.9 million of repairs and maintenance, and $1.0 million in credit card fees. In addition, we incurred $3.7 million related to recurring services and expenses to operate our stores.

Depreciation and amortization expenses include the depreciation and amortization of fixed assets and the amortization of intangible assets. Depreciation and amortization for the 12 week period ended July 24, 2007 were $4.0 million, and as a percentage of total revenue were 4.5%.

General and administrative expenses include costs associated with the Company’s support center in Emeryville, California, field supervision, bonuses, legal, accounting and professional fees, and stock-based compensation. General and administrative expenses for the 12 week period ended July 24, 2007 were $10.5 million, and as a percentage of total revenue were 11.7%. This $10.5 million consisted primarily of $5.7 million in wages and payroll-related expenses, $1.2 million in accounting and legal fees, $0.9 million in stock-based compensation expense, and $0.6 million in outside services. The remaining $2.1 million includes recruiting, relocating and contractor fees, and other recurring general and administrative expenses.

Store pre-opening costs are primarily expenses incurred for training new store personnel, pre-opening marketing and pre-opening rent. Store pre-opening costs for the 12 week period ended July 24, 2007 were $1.5 million, and as a percentage of total revenue were 1.6%.

Other operating expenses consist primarily of franchise support expenses, losses on disposals, asset impairment and store closures, amortization of jambacard liability and income from jambacard breakage. Other operating expenses for the 12 week period ended July 24, 2007 were $1.4 million, and as a percentage of total revenue were 1.5%. Of the $1.4 million, $0.7 million was due to franchise support expenses, which are costs associated with JJC Florida LLC stores. This franchise support is directly related to management services and is offset by franchise support revenue. Also contributing to other operating expenses were losses on disposal of assets and asset impairment of $0.5 million, amortization of jambacard liability of $0.5 million, partially offset by jambacard breakage income of $0.3 million.

Gain from derivative liabilities of $0.3 million for the 12 week period ended July 24, 2007 represents the unrealized gain due to the change in the fair value of our warrants. Our warrants are recorded as derivative liabilities, instead of equity instruments. For more information, please refer to the discussion under “Business and Significant Accounting Policies—Warrants and Derivative Instruments” included within Note 1 to the consolidated financial statements of Jamba, Inc. in our Annual Report on Form 10-K for the year ended January 9, 2007.

Interest income for the 12 week period ended July 24, 2007 of $0.9 million represents interest earned on cash held in our investment account. The interest income was a consequence of both funds raised through our initial public offering in July 2005 of approximately $127.9 million, as well as proceeds from our private sale of securities in November 2006 of approximately $224.9 million. Of that amount, approximately $251.8 million in cash was used by the Company to acquire Jamba Juice Company in November 2006. Cash on hand including restricted cash and short-term investments as of July 24, 2007 is $69.8 million.

Income tax expense for the 12 week period ended July 24, 2007 was $1.5 million. The effective tax rate was 39.8%. The most significant item affecting our effective tax rate is the unrealized gain on our derivative liability of $0.3 million. The unrealized change in fair value recorded in the consolidated financial statements will not be realized for tax purposes.

RESULTS OF OPERATIONS — 12 WEEK PERIOD ENDED JULY 25, 2006

Prior to the Merger, from May 3, 2006 until July 25, 2006, we had net income of approximately $31.1 million, derived from dividend and interest income of $1.0 million, and a gain on derivative liabilities of $30.2 million, less operating expenses of $102,000 and income tax provision of $39,000.

RESULTS OF OPERATIONS — 28 WEEK PERIOD ENDED JULY 24, 2007

Revenue is comprised of revenue from Company Stores and royalties and fees from franchised locations. For the 28 week period ended July 24, 2007, revenue from Company Stores and fees from franchised locations represented 96.3% and 3.7% of total revenue, respectively. Total revenue was $179.0 million and was primarily from smoothie and juice sales. The number of Company Stores open as of July 24, 2007 was 427, an increase from 373 as of January 9, 2007.

Franchise and other revenue for the 28 week period ended July 24, 2007 was $6.6 million, which includes franchise royalties of $4.4 million and franchise support revenue of $1.7 million. Franchise support revenue relates to management fees that the Company received for franchise employee support provided in the period. Franchise support revenue is attributable to management fees that the Company received from JJC Florida LLC. JJC Florida LLC owns 14 stores in Florida and, under a management agreement, the Company operates those stores with its employees and is then reimbursed by JJC Florida LLC for its management services. The number of franchise stores as of July 24, 2007 was 218 stores, down from 222 stores as of January 9, 2007. During the 28 week period ended July 24, 2007, franchisees opened 12 stores, closed 4 stores and sold 12 stores to the Company.

Cost of sales of $47.2 million, or 27.4% of Company Store revenue, for the 28 week period ended July 24, 2007 is comprised of fruit, dairy, and other products used to make smoothies and juices, as well as paper products.

Labor costs of $55.3 million, or 32.1% of Company Store revenue, for the 28 week period ended July 24, 2007 consist of store management salaries and bonuses, hourly team member payroll and training costs, and other payroll-related items.

Occupancy costs include both fixed and variable portions of rent, real estate taxes, property insurance and common area maintenance charges for all store locations. Occupancy costs for the 28 week period ended July 24, 2007 were $19.5 million, including $15.8 million for rent and $2.9 million for common area maintenance, real estate taxes, and insurance. As a percentage of Company Store revenue, these costs were 11.3%.

Store operating expenses consist primarily of various store-level costs such as repairs and maintenance, refurbishments, cleaning supplies, bank charges, utilities, and marketing. Store operating expenses for the 28 week period ended July 24, 2007 were $22.0 million and as a percentage of Company Store revenue were 12.7%. The balance was composed primarily of $5.5 million of marketing expenses, $4.8 million in utilities, $2.0 million of repairs and maintenance, and $1.8 million in credit card fees. In addition, we incurred $7.9 million related to recurring services and expenses to operate our stores.

Depreciation and amortization expenses include the depreciation and amortization of fixed assets and the amortization of intangible assets. Depreciation and amortization for the 28 week period ended July 24, 2007 were $9.3 million, and as a percentage of total revenue were 5.2%.

General and administrative expenses include costs associated with the Company’s support center in Emeryville, California, field supervision, bonuses, legal and professional fees, and stock-based compensation. General and administrative expenses for the 28 week period ended July 24, 2007 were $25.5 million, and as a percentage of total revenue were 14.2%. This $25.5 million consisted primarily of $12.6 million in wages and payroll-related expenses, $3.4 million in accounting and legal fees, $2.1 million in stock-based compensation expense, and $1.4 million in outside services. The remaining $6.0 million includes recruiting, relocating and contractor fees, and other recurring general and administrative expenses.

Store pre-opening costs are largely costs incurred for training new store personnel, pre-opening marketing and pre-opening rent. Store pre-opening costs for the 28 week period ended July 24, 2007 were $2.6 million, and as a percentage of total revenue were 1.5%.

Other operating expenses consist primarily of franchise support expenses, losses on disposals, asset impairment and store closures, amortization of jambacard liability and income from jambacard breakage. Other operating expenses for the 28 week period ended July 24, 2007 were $3.0 million, and as a percentage of total revenue were 1.7%. Of the $3.0 million, $1.6 million was due to franchise support expenses, which are costs associated with JJC Florida LLC stores. This franchise support is directly related to management services and is offset by franchise support revenue. Also contributing to other operating expenses were losses on disposal of assets and asset impairment of $0.8 million, and $1.1 million relating to the amortization of jambacard liability, partially offset by jambacard breakage income of $0.6 million for the 28 week period ended July 24, 2007.

Gain from derivative liabilities of $15.5 million for the 28 week period ended July 24, 2007 represents the unrealized gain due to the change in the fair value of the our warrants. Our warrants are recorded as derivative liabilities, instead of equity instruments. For more information, please refer to the discussion under “Business and Significant Accounting Policies—Warrants and Derivative Instruments” included within Note 1 to the consolidated financial statements of Jamba, Inc. in our Annual Report on Form 10-K for the year ended January 9, 2007.

Interest income for the 28 week period ended July 24, 2007 of $2.3 million represents interest earned on cash held in our investment account. The interest income was a consequence of both funds raised through our initial public offering in July 2005 of approximately $127.9 million, as well as proceeds from our private sale of securities in November 2006 of approximately $224.9 million. Of that amount, approximately $251.8 million in cash was used by the Company to acquire Jamba Juice Company in November 2006.

Income tax benefit for the 28 week period ended July 24, 2007 was $2.0 million. The effective tax benefit rate was 16.5%. The most significant item affecting our effective tax rate is the unrealized gain on our derivative liability of $15.5 million. The unrealized change in fair value recorded in the consolidated financial statements will not be realized for tax purposes.

RESULTS OF OPERATIONS — 28 WEEK PERIOD ENDED JULY 25, 2006

Prior to the Merger, from January 11, 2006 until July 25, 2006, we had a net loss of approximately $50.4 million, derived from dividend and interest income of $2.2 million and a loss on derivative liabilities of $52.2 million, less operating expenses of $326,000 and income tax provision of $136,000.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of July 24, 2007, our liquidity and capital resources included cash and cash equivalents of $65.0 million compared to $87.4 million as of January 9, 2007. The Company had cash flows from operating activities of approximately $13.9 million during the 28 week period ended July 24, 2007. Cash flows provided by operating activities resulted primarily from our changes in working capital.

Net cash used in investing activities was approximately $40.3 million for the 28 week period ended July 24, 2007. The Company’s principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for the 28 week period ended July 24, 2007 totaled approximately $26.7 million. During the 28 week period ended July 24, 2007, the Company also purchased a $4.3 million certificate of deposit that is restricted and collateralized. The Company also acquired 12 stores from two franchisees for approximately $8.8 million.

Net cash provided by financing activities was $4.0 million, which resulted primarily from the exercise of warrants.

The Company had a revolving line of credit (the “Line”) for maximum borrowings of up to $35 million or 1.5 times trailing Earnings Before Interest, Taxes, and Depreciation and Amortization (“EBITDA”) as defined by the agreement for the Line, which was to expire in December 2007. The Company terminated this Line on May 1, 2007. The Line was secured by substantially all of the assets of the Company. The Company is currently in negotiations with financial services providers for a new revolving line of credit and expects to have a new line of credit in place by the end of the fiscal year.

Capital Resources

On July 24, 2007, the Company had cash and cash equivalents of $65.0 million. Additionally, the Company has 16.9 million warrants and 750,000 units outstanding, with each “unit” consisting of one share of common stock plus one warrant. Although there can be no assurances the warrants and units will be exercised, if exercised, the Company would realize approximately $114.2 million in proceeds. These warrants expire on June 28, 2009 and the units expire on June 29, 2010.

The Company intends to use its available cash resources to invest in its core business, primarily through opening new locations or remodeling and refurbishing existing locations and other new business opportunities related to its core business. The Company may also use its available cash resources to purchase franchisee stores or larger ownership interests in joint venture partnerships, both of which are accounted for under the equity method of accounting.

Other than normal operating expenditures, cash requirements for fiscal 2007 are expected to consist primarily of capital expenditures for new Company Stores and the remodeling and refurbishment of existing Company Stores. For the remainder of calendar year 2007, management expects capital expenditures to be in the range of $20 million to $30 million, relating to the opening of approximately 45 Company Stores, remodeling certain existing stores, enhancing the Company’s information systems, and leasehold improvements at our new support center.

Company management believes that its cash flow from operations, together with its current cash reserves, will be sufficient to fund its projected capital requirements through at least the next 12 months. Significant expansion of new stores, new joint ventures, acquisitions and/or other new business opportunities may require additional outside funding. However, at this time, there are no specific commitments for such development or expenditures.

Contractual Obligations

There has been a change to our contractual obligations and commercial commitments table as disclosed in our Annual Report on Form 10-K for the year ended January 9, 2007. As part of our adoption of FIN 48, we recorded a short-term and a long-term liability for uncertain tax positions in the amount of $0 and $1 million, respectively, at July 24, 2007 (see Note 7 of the Notes to Condensed Consolidated Financial Statements and the discussion below under Critical Accounting Policies and Estimates – Income Taxes).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no significant changes to the policies and estimates as discussed in our Annual Report on Form 10-K for the year ended January 9, 2007, except for a change related to our adoption of FIN 48 discussed below under Income Taxes and in Note 7 of the Notes to Condensed Consolidated Financial Statements.

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

The Company does not enter into market risk sensitive instruments for trading purposes. The Company is exposed to financial market risks due primarily to changes in interest rates, which it moderates primarily by managing the maturities of its financial instruments. The Company does not use derivatives to alter the interest characteristics of its financial instruments. Management does not believe a change in interest rate will materially affect the Company’s financial position or results of operations. A one percent change of the interest rate would result in an annual change in the results of operations of $0.7 million.

The Company purchases significant amounts of fruit, juice and dairy products to support the needs of its Company Stores. The price and availability of these commodities directly impacts the results of operations and can be expected to impact the future results of operations.

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

The Company’s pricing philosophy is not to attempt to change consumer prices with every move up or down of the commodity market, but to take a longer term view of managing margins and the value perception of its products in the eyes of its customers. Management’s objective is to maximize the Company’s revenue through increased customer frequency. In cases such as the recent increase in orange prices, management had instituted a price surcharge on products made with orange juice.

The Company does not purchase derivative instruments on the open market. However, the Company has classified certain warrants as derivative instruments (a current liability of $53.2 million at July 24, 2007). Classification as derivative liabilities was required because, for each instrument, there is a possibility that the instrument could be required to be settled in stock that requires registration. The Company is required to mark these instruments to market as of the end of each reporting period and to recognize the change in fair value in our consolidated statements of operations. The Company’s stock price has been historically volatile and the fair values of these instruments are sensitive to changes in the Company’s underlying stock price. Also, the Company may be subject to changes in the risk free interest rate. As such, the carrying amount of these instruments may be volatile from period to period. For the 12 week and 28 week periods ended July 24, 2007, the gain from derivative liabilities was $0.3 million and $15.5 million, respectively, representing the change in fair value between May 2, 2007 and July 24, 2007 and January 10, 2007 and July 24, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)), as required by paragraph (b) of Exchange Act Rules 13a-15 as of the end of the period covered by this quarterly report. Because the Company has not substantially completed its remediation of the material weakness related to the accounting for complex, non-routine transactions as more fully described in the Company’s Form 10-K for the fiscal year ended January 9, 2007, our Chief Executive Officer and our Chief Financial Officer have concluded that based on such evaluation, the Company’s disclosure controls and procedures were not effective as of July 24, 2007.

Management’s Remediation Plans

As of the end of the period covered by this report, the Company has taken steps towards improving the internal control over financial reporting. The Company believes it is taking steps to implement controls related to accounting for complex, non-routine transactions. This includes hiring additional accounting personnel, implementing controls over the documentation and review of all analyses related to complex, non-routine transactions and reassessing the selection and use of outside subject matter experts.

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

ITEM 4T.	CONTROLS AND PROCEDURES

Not Applicable.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of its business. Based on the information currently available, the Company is not currently a party to any legal proceeding that management believes would have a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 1A.	Risk Factors

The risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 9, 2007 have not materially changed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held on June 6, 2007, the stockholders (i) reelected our members of the Board of Directors to serve for terms of one year and until their successors are elected and qualified and (ii) ratified the selection of Deloitte & Touche LLP to serve as the Company’s independent registered public accounting firm for fiscal 2007.

The table below shows the results of the stockholders’ voting:

1.	Reelection of all of the Members of the Board of Directors.

	Total Votes For	Total Votes Against	Abstentions
Steven R. Berrard	34,565,746	5,932,732	23,248
Thomas C. Byrne	40,337,309	160,617	23,441
Paul E. Clayton	40,342,346	157,450	21,571

Richard L. Federico	40,075,640	421,945	23,781
Craig J. Foley	40,342,379	155,307	23,681
Robert C. Kagle	40,338,340	158,931	24,096
Ramon Martin-Busutil	40,361,808	133,627	25,931
Brian Swette	40,335,500	161,723	24,144

2.	Ratification of the selection of Deloitte & Touche LLP as our independent registered public accounting firm.

Total Votes For	Total Votes Against	Abstentions
40,423,649	69,580	28,137

Because both of the proposals presented at the Annual Meeting of Stockholders were routine matters, there were not any broker non-votes.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31th day of August, 2007.

JAMBA, INC.

By:	/s/ PAUL E. CLAYTON
Paul E. Clayton
Chief Executive Officer and President

By:	/s/ DONALD D. BREEN
Donald D. Breen
Chief Financial Officer and Senior Vice President