Form 10-Q
period 2007-10-16
JAMBA, INC.
filed 2007-11-21
CIK 1316898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 16, 2007

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

The number of shares of common stock of Jamba, Inc. issued and outstanding as of November 16, 2007 was 52,602,756.

JAMBA, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED OCTOBER 16, 2007

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JAMBA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share amounts)	October 16, 2007	January 9, 2007
ASSETS
Current assets:
Cash and cash equivalents	$44,526	$87,379
Restricted cash and investments	4,848	—
Receivables, net of allowances of $98 and $96	3,450	3,420
Inventories	3,606	2,356
Deferred income taxes	6,152	6,170
Prepaid rent	1,575	1,880
Prepaid expenses and other current assets	6,160	3,563

Total current assets	70,317	104,768
Property, fixtures and equipment, net	120,795	85,305
Goodwill	112,139	94,162
Trademarks and other intangible assets, net	177,546	177,580
Other long-term assets	3,178	5,738

Total assets	$483,975	$467,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,240	$10,456
Accrued compensation and benefits	9,053	6,702
Workers’ compensation and health self-insurance reserves	4,781	3,917
Accrued store value cards	18,548	19,712
Litigation settlement payable	—	614
Other accrued expenses	8,810	4,749
Derivative liabilities	29,964	71,197

Total current liabilities	87,396	117,347

Deferred franchise revenue	163	50
Deferred income tax	55,346	60,331
Deferred rent and other long-term liabilities	8,718	3,950
Commitments and contingencies (Note 8)	—	—

Stockholders’ equity:
Common stock, $.001 par value, 150,000,000 shares authorized, 52,602,756 and 51,881,616 shares issued and outstanding at October 16, 2007 and January 9, 2007	53	52
Additional paid-in capital	351,059	341,256
Accumulated deficit	(18,760)	(55,433)

Total stockholders’ equity	332,352	285,875

Total liabilities and stockholders’ equity	$483,975	$467,553

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Twelve Week Period Ended		Forty Week Period Ended
(In thousands, except share and per share amounts)	October 16, 2007	October 17, 2006	October 16, 2007	October 17, 2006
Revenue:
Company stores	$81,044	$—	$253,418	$—
Franchise and other revenue	2,594	—	9,215	—

Total revenue	83,638	—	262,633	—

Operating expenses:
Cost of sales	22,486	—	69,697	—
Labor costs	25,803	—	81,144	—
Occupancy costs	9,138	—	28,681	—
Store operating expense	9,220	—	31,184	—
Depreciation and amortization	4,923	—	14,187	—
General and administrative expense	12,103	—	37,598	—
Store preopening expense	1,359	—	3,984	—
Other operating expense	1,721	—	4,680	—
Formation and operating costs	—	136	—	462

Total operating expenses	86,753	136	271,155	462

Loss from operations	(3,115)	(136)	(8,522)	(462)

Other income (expense):
Gain (loss) from derivative liabilities	23,271	(20,228)	38,750	(72,398)
Interest income	775	1,011	3,091	3,197
Interest expense	(21)	—	(155)	—

Total other income (expense)	24,025	(19,217)	41,686	(69,201)

Income (loss) before income taxes	20,910	(19,353)	33,164	(69,663)
Income tax (expense) benefit	1,487	(48)	3,509	(184)

Net income (loss)	$22,397	$(19,401)	$36,673	$(69,847)

Weighted-average shares used in the computation of earnings (loss) per share:
Basic	52,576,948	21,000,000	52,243,161	21,000,000
Diluted	55,468,235	21,000,000	57,871,913	21,000,000

Earnings (loss) per share:
Basic	$0.43	$(0.92)	$0.70	$(3.33)
Diluted	$0.40	$(0.92)	$0.63	$(3.33)

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Forty Week Period Ended
(In thousands)	October 16, 2007	October 17, 2006
Cash provided by operating activities:
Net income (loss)	$36,673	$(69,847)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	14,187	—
Asset impairment and disposals	1,668	—
Stock-based compensation	3,090	—
Jambacard breakage income and amortization, net	778	—
Deferred rent	5,213	—
Deferred income taxes	(3,737)	42
(Gain) loss on derivative liabilities	(38,750)	72,398
Changes in operating assets and liabilities:
Receivables, net	56	—
Inventories	(948)	—
Prepaid expenses and other current assets	(2,014)	15
Other long-term assets	(385)	—
Accounts payable	857	739
Accrued compensation and benefits	3,215	—
Accrued store value cards	(1,942)	—
Litigation settlement payable	(608)	—
Other accrued expenses and liabilities	3,109	827
Deferred franchise revenue	65	—
Income taxes payable	—	(89)

Cash provided by operating activities	20,527	4,085

Cash used in investing activities:
Capital expenditures	(38,627)	—
Cash paid in acquisitions, net of cash acquired	(24,105)	—
Increase in restricted cash and investments	(4,848)	(2,973)
Deferred transaction costs	—	(1,695)
Investment in joint ventures	(30)	—

Cash used in investing activities	(67,610)	(4,668)

Cash provided by financing activities:
Cash from warrant exercises	4,017	—
Cash from exercise of stock options	213	—

Cash provided by financing activities	4,230	—

Decrease in cash and cash equivalents	(42,853)	(583)
Cash and cash equivalents at beginning of period	87,379	977

Cash and cash equivalents at end of period	$44,526	$394

Supplemental cash flow information:
Cash paid for interest	$101	$—
Income taxes paid	1,849	—

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

Based in Emeryville, California, the Company is the leading retailer of premium quality blended-to-order fruit smoothies, squeezed-to-order juices, blended beverages and healthy snacks. As of October 16, 2007, there were 672 locations consisting of 470 company owned and operated stores and 202 franchise stores operating in 23 states and the Bahamas. Other than the single Bahamas location, the Company has no other international locations. Of these 672 locations, 358 were located in California.

The operations of SACI for the first three fiscal quarters of 2006 do not provide any meaningful basis for comparison since SACI was not an operating company during those periods. SACI became an operating company upon the closing of the Merger on November 29, 2006. Prior to the Merger, the Company had no significant operations as the Company’s primary source of income was interest on the funds held in its trust account. As a result of this, the Company lacks comparable operating results to report.

Beginning in fiscal 2006, the Company changed its fiscal year from a calendar year to a 52 or 53 week fiscal year. The 2006 fiscal year ended on January 9, 2007. Beginning in fiscal 2007, the fiscal year will end on the Tuesday closest to December 31. The first fiscal quarter is sixteen weeks, the second and third quarters are twelve weeks and the fourth quarter is twelve or thirteen weeks. Because fiscal 2007 will be a transition year to the new fiscal calendar, the fourth quarter of fiscal year 2007 will be an 11-week period.

The previously filed quarterly reports for the corresponding periods covered in this Form 10-Q were for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006. As a result of the Company’s change in fiscal year, this Form 10-Q includes comparative recast financial statements for the 12 week and 40 week periods ended October 17, 2006 (the “Recast Periods”), which are the periods of the preceding fiscal year that are most nearly comparable to the 12 week and 40 week periods ended October 16, 2007. The unaudited interim statements of operations and cash flows for the Recast Periods contained in this Form 10-Q were not filed in the Company’s Form 10-Q for the quarterly period ended September 30, 2006.

Unaudited Interim Financial Information—The condensed consolidated balance sheet as of October 16, 2007 and the condensed consolidated statements of operations and cash flows for each of the 12 week and 40 week periods ended October 16, 2007 and October 17, 2006 have been prepared by the Company, without audit, and have been prepared on the same basis as the Company’s audited consolidated financial statements. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position as of October 16, 2007, the results of operations for the 12 week and 40 week periods ended October 16, 2007 and October 17, 2006, and cash flows for the 40 week periods ended October 16, 2007 and October 17, 2006. The condensed consolidated balance sheet as of January 9, 2007 has been derived from the Company’s audited consolidated financial statements. Operating results for the 12 week and 40 week periods ended October 16, 2007 are not necessarily indicative of the results that may be expected for the year ending January 1, 2008 (“fiscal 2007”).

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

Earnings Per Share—Earnings per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic earnings (loss) per share is computed based on the weighted-average of common shares outstanding during the period. Diluted earnings (loss) per share is computed based on the weighted-average number of common shares and potentially dilutive securities, which includes outstanding warrants and outstanding options and restricted stock awards granted under the Company’s stock option plans. Anti-dilutive shares of 4.6 million and 18.8 million have been excluded from diluted weighted-average shares outstanding in the 12 week periods ended October 16, 2007 and October 17, 2006, respectively. Anti-dilutive shares of 3.4 million and 18.8 million have been excluded from diluted weighted-average shares outstanding for the 40 week periods ended October 16, 2007 and October 17, 2006, respectively.

The number of incremental shares from the assumed exercise of warrants and options was calculated by applying the treasury stock method. The following table summarizes the differences between the basic and diluted weighted-average shares outstanding used to compute diluted earnings (loss) per share:

	12 Week Period Ended		40 Week Period Ended
	October 16, 2007	October 17, 2006	October 16, 2007	October 17, 2006
Basic weighted-average shares outstanding	52,576,948	21,000,000	52,243,161	21,000,000
Incremental shares from assumed exercise of warrants and options	2,891,287	—	5,628,752	—

Diluted weighted-average shares outstanding	55,468,235	21,000,000	57,871,913	21,000,000

Restricted Cash and Investments—The Company held $4.8 million in restricted cash and short-term investments at October 16, 2007. Approximately $4.3 million represents cash held in a certificate of deposit to collateralize the Company’s letters of credit, which is required, since the Company is self-insured for workers’ compensation and $0.5 million represents the escrow holdback related to one of the Company’s acquisitions.

As of October 17, 2006, the Company held $131.2 million of investments in trust to be used to consummate a merger with an operating company, which was subsequently identified as Jamba Juice Company.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements.

2. ACQUISITIONS

Jamba Juice Company

Pursuant to the Merger, $19.9 million of the merger consideration otherwise payable to Jamba Juice Company shareholders was deposited in an escrow account. An additional $2.0 million was deposited in a separate interest bearing account to reimburse the shareholder representative for his fees and costs, and to fund any costs of defense of any indemnity claims. Such amounts, less any amounts applied in satisfaction of indemnification claims or shareholder representative fees and expenses, are released to the former Jamba Juice Company shareholders, option holders, and warrant holders on a pro-rata basis based on their respective ownership percentages. The first holdback escrow release payment of approximately $11.8 million was made in January 2007. The second holdback escrow release payment of approximately $3.9 million was made in May 2007. The third and final holdback escrow release payment for approximately $4.2 million was made on July 31, 2007. Of the $2.0 million in the shareholder representative account, approximately $1.8 million was paid to Jamba Juice Company shareholders on or about July 31, 2007. As these amounts were originally considered part of the purchase price of the Merger, the tax impacts of these payouts resulted in an offset to goodwill. The majority of the remaining $0.2 million represents amounts that are owed to former Jamba Juice Company shareholders, but have not yet been paid as of October 16, 2007.

Selected Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations of the Company for the 12 week and 40 week periods ended October 17, 2006 as though the Merger had occurred as of the beginning of fiscal 2006. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Merger had taken place at the beginning of the period presented, or that may result in the future.

	12 Week Period Ended October 17, 2006	40 Week Period Ended October 17, 2006
In thousands, except per share data	Pro forma	Pro forma
Revenue	$67,357	$219,316
Income from operations	1,245	7,336
Net loss	(18,088)	(63,759)
Diluted loss per share	(0.35)	(1.23)

2007 Acquisitions of Jamba Juice Franchised Stores

The Company acquired the assets of 22 Jamba Juice franchised stores owned by Sanders Liquid Sunshine (“Sanders”) and Vegas Liquid Sunshine (“Vegas”) on September 18, 2007 in the Northern California and Nevada geographic regions, respectively for $15.3 million, which includes a holdback of $1.4 million that is being held in escrow. In addition, the Company acquired ten stores on April 4, 2007 and two stores on June 26, 2007 from Four Life Foods, LLC (“Four Life”) and Juice The Two of Us, Inc., respectively. Stores located in Central California and Northern California geographic region were acquired from Four Life and Juice The Two of Us, respectively. All acquisitions were accounted for using the purchase method of accounting and resulted in total goodwill of approximately $19.0 million. The operating results of stores acquired are included in the consolidated statement of operations from the date of acquisition.

Purchase Price Allocation

Pursuant to SFAS 141, Business Combinations, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition dates. The preliminary purchase price allocation is subject to revision after a more detailed analysis is completed. The purchase prices for the acquisitions of Four Life, Juice The Two of Us, Sanders and Vegas have been preliminarily allocated as follows (in thousands):

Property, fixtures and equipment, net	$4,160
Other current assets	690
Deferred franchise revenue	9
Trademarks and other intangible assets, net	1,071
Other accrued expenses	(297)
Goodwill	18,973

Total consideration	$24,606

3. GOODWILL

A summary of the changes in the Company’s goodwill balances are as follows (in thousands):

October 16, 2007
Balance at January 9, 2007	$94,162
Acquisitions	18,973
Other	(996)

Ending balance	$112,139

Other activity represents the tax impact of the Company’s payout of escrow holdbacks from the Merger. See Note 2.

4. REVOLVING LOAN

The Company maintained a revolving line of credit (the “Line”) for maximum borrowings of up to $35 million or 1.5 times trailing Earnings Before Interest, Taxes, and Depreciation and Amortization (“EBITDA”) as defined by the agreement for the Line, which was to expire in December 2007. The Line was secured by substantially all of the assets of the Company. This Line was terminated as of May 1, 2007.

5. STOCK OPTIONS

The Company maintains three stock-based compensation plans (collectively, the “Plans”). The Company’s 2006 Employee, Director and Consultant Stock Plan (the “2006 Plan”) was approved by the Company’s stockholders on November 28, 2006, and provides for the granting of up to 5 million shares of common stock in the form of nonqualified and incentive stock options, stock grants or other stock-based awards to employees, nonemployee directors and consultants. In connection with the Merger (see Note 2), the Company assumed the outstanding options under the Jamba Juice Company 1994 Stock Incentive Plan (the “1994 Plan”) and the Jamba Juice Company 2001 Equity Incentive Plan (the “2001 Plan”), both of which provided for the granting of nonqualified and incentive stock options to employees, nonemployee directors and consultants. No additional grants are available under the 2001 Plan and the 1994 Plan. As of October 16, 2007, there remained 2,553,575 shares available for grant under the Company’s 2006 Plan. A summary of option activity under the Plans as of October 16, 2007, and changes during the 40 week period then ended is presented below:

	Number of Options	Weighted- Average Exercise Price
	(in thousands)	(per share)
Options outstanding at January 9, 2007	2,752	$10.40
Options granted	568	$9.27
Options exercised	(52)	$4.15
Options cancelled	(243)	$10.25

Options outstanding at October 16, 2007	3,025	$10.31

Options vested or expected to vest at October 16, 2007	1,641	$9.99

Options exercisable—October 16, 2007	433	$8.31

Stock Compensation

The fair value of options granted was estimated at the date of grant using a Black-Scholes option-pricing model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. Expected dividends are zero based on history of not paying cash dividends on the Company’s common stock and as the Company does not intend to pay dividends in the future. Expected volatility is based on a 50/50 blend of historic, daily stock price observations of the Company’s common stock since its inception and historic, daily stock price observations of the Company’s peers during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. SFAS 123R also requires that estimated forfeitures be included as a part of the grant date estimate. The Company used historical data to estimate expected employee behaviors related to option exercises and forfeitures. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models or assumptions, nor is there a means to compare and adjust the estimates to actual values, except for annual adjustments to reflect actual forfeitures.

Stock-based compensation expense, which is included in general and administrative expense, was $1.0 million and $3.1 million for the 12 week and 40 week periods ended October 16, 2007, respectively. The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation awards was $0.4 million and $1.2 million for the 12 week and 40 week periods ended October 16, 2007, respectively.

The following are the weighted-average assumptions used to value option grants for the 12 and 40 week periods ended October 16, 2007:

	12 Week Period Ended October 16, 2007	40 Week Period Ended October 16, 2007
Weighted-average risk-free interest rate	4.16%	4.85%
Expected life of options (years)	5.00	5.00
Expected stock volatility	36.74%	36.69%
Expected dividend yield	0%	0%

The estimated fair value of stock options granted during the 12 week and 40 week periods ended October 16, 2007 was $2.65 and $3.72, respectively.

6. WARRANTS AND DERIVATIVE INSTRUMENTS

The Company issued warrants to purchase 17,250,000 shares of common stock at an exercise price of $6.00 (the “$6.00 Warrants”) and an option to purchase up to a total of 750,000 units at an exercise price of $10.00 in connection with its initial public offering in July 2005. Each unit includes one share of common stock and a warrant to purchase one share of common stock at an exercise price of $7.50 (the “Embedded Warrant”). The $6.00 Warrants and the Embedded Warrant are considered derivative instruments and the fair value of such instruments is recorded as derivative liabilities on the Company’s condensed consolidated balance sheets with any changes in the fair value recorded in the Company’s results of operations. In November 2006, the Company assumed 304,581 outstanding warrants in connection with the acquisition of Jamba Juice Company, of which 302,964 warrants remain outstanding. All warrants and the option to purchase the units are fully vested as of October 16, 2007.

The fair value of the $6.00 Warrants is estimated as the market price of a traded warrant at each balance sheet date. The Company estimates the fair value of the Embedded Warrant as of each balance sheet date using a Black-Scholes option-pricing model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The following are the weighted-average assumptions used to value the Embedded Warrants as of October 16, 2007 and October 17, 2006:

	October 16, 2007	October 17, 2006
Weighted-average risk-free interest rate	4.16%	4.79%
Expected life of warrants (years)	1.7	2.7
Expected stock volatility	38.50%	37.04%
Expected dividend yield	0%	0%

Since the resulting valuation of the Embedded Warrant was lower than its relative fair value, the Company used the relative fair value as of October 17, 2006. The estimated fair value of the $6.00 Warrants and the Embedded Warrant was $30.0 million and $86.2 million as of October 16, 2007 and October 17, 2006, respectively. During the 12 week and 40 week periods ended October 16, 2007, the Company received $0 million and $4.0 million, respectively, of proceeds for the exercise of 669,500 of the $6.00 Warrants.

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

The Company recognizes interest accrued related to unrecognized tax benefits in the tax provision. As of the adoption of FIN 48 on January 10, 2007, the Company’s liability for unrecognized tax benefits included an accrual for interest in the amount of $78,000. The Company recognized $19,000 and $59,000 of interest associated with uncertain tax positions during the 12 week and 40 week periods ended October 16, 2007, respectively.

As of October 16, 2007, the Company is subject to U.S. federal income tax examinations for the tax years ended June 27, 2006 and November 28, 2006 for the subsidiary returns and the tax year ended December 31, 2006 for the consolidated return. The Internal Revenue Service (“IRS”) has completed its examinations of the subsidiary’s federal income tax return for the tax years ended June 29, 2004 and June 28, 2005. The IRS audit resulted in an additional alternative minimum tax liability of approximately $124,000 for both years. The adjustments will likely result in additional state tax liabilities. The Company is also subject to state and local income tax examinations for tax returns filed for the years ended June 24, 2003 through December 31, 2006.

There were no significant changes to unrecognized tax benefits during the 40 week period ended October 16, 2007. In March 2008, there will be a decrease in the gross unrecognized tax benefits of approximately $0.5 million primarily attributable to a lapse of the applicable statute of limitations.

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

We are the leading retailer of premium quality blended-to-order fruit smoothies, squeezed-to-order juices, blended beverages and healthy snacks. As of October 16, 2007, there were 672 locations consisting of 470 company owned and operated stores and 202 franchise stores. Of these 672 stores, 358 were located in California. We began operations in 1990.

The results of operations section below reflects the operating results of the Company, and include Jamba Juice Company for the first three quarters of fiscal 2007. However, comparisons of operating results with the first three quarters of fiscal 2006 would not be a meaningful comparison since the Company had not yet acquired Jamba Juice Company and had no significant operations during those periods. Information regarding Jamba Juice Company for the 12 week and 40 week periods ended October 16, 2007 was furnished in our earnings release and Form 8-K filed with the Securities and Exchange Commission on November 20, 2007, which are not incorporated by reference.

EXECUTIVE OVERVIEW

During both the 12 week and 40 week periods ended October 16, 2007, the Company continued to focus on increasing sales and building the foundation for future growth. To increase sales, the Company made investments in product development, marketing and training in order to attract new customers and increase the frequency of current customer visits. In early August 2007, we launched “Jamba Functionals,” a line of smoothies, boosts and shots specifically designed to help meet our customers’ health and lifestyle needs. These are products that are targeted to deliver specific health benefits in addition to taste and refreshment. We believe products that deliver functional benefits are a more habitual purchase and potential frequency driver as customers discover the relevance of our products to their nutritional needs. During the third fiscal quarter, the Company also introduced several new products into New York and California test markets designed to anchor our breakfast platform. This platform, which will initially feature healthy made to order cold blended breakfast products and freshly squeezed juices, is expected to be followed up by a second phase test featuring hot breakfast products. The breakfast platform featuring healthy, on the go items is designed to attract new customers and increase the frequency of current customer visits, create a point of differentiation, and provide a more complete meal solution for our customers.

During the first three quarters, we opened 68 new Company-owned stores (“Company Stores”), 22 franchise stores and acquired 34 franchise stores. These openings include our first new Company Stores in Oregon, Florida and Nevada. Year to date, of the 68 new stores opened, 41 have been located outside California. We expect to open 95 to 100 Company Stores and approximately 30 franchise stores in fiscal 2007. With the goal of decreasing sales volatility, especially due to weather, the Company continues to embark on a geographic diversification strategy. Fiscal 2007 will be the first time in the Company’s history that more new Company Stores will be opened outside of California than within California. We also continued to opportunistically acquire franchisees’ stores. New stores opened this year have a wide range of expected first year sales, generally consistent with the Company’s past history in new markets. It is our expectation that as we gain greater density and penetration in these markets, new store sales performance will have greater predictability.

For the 12 week period ended October 16, 2007, system wide comparable store sales†, which include sales at all Company Stores and franchise stores, increased 3.3%. Company Store comparable store sales increased 3.8% and franchised store comparable store sales increased 2.1% for the same period. These increases were primarily driven by price increases taken during the year to absorb higher commodity and labor costs and strong performance in our emerging market stores. Contributing to the net increase in Company Store comparable store sales was a 5.4% impact driven by price increases during the 40 week period, partially offset by decreased customer traffic counts during the quarter. We believe that this is, in part, a result of macroeconomic factors that have more negatively impacted California as compared to other states. Although comparable store sales outside of California were strong and increased 12.3%, our comparable store sales for Company Stores within California increased 1.2% for the quarter.

For the 40 week period ended October 16, 2007, system wide comparable sales† increased by 1.2%. Company Store comparable store sales increased 1.3% and franchised store comparable sales increased 0.9%. During this period, comparable store sales growth outside of California has generally been strong and met expectations.

On the cost front, we continue to experience pressure as a result of the California freeze earlier this year which impacted the orange and lemon crops. We discontinued the orange juice surcharge that was initiated in the beginning of the year as a result of the California freeze and replaced it with a more comprehensive price increase. More recently, we are experiencing higher dairy and freight costs. Higher dairy costs are a result of increased global demand, combined with a weakening US dollar. We are also experiencing increased freight costs, driven primarily by the increasing cost of fuel. In addition, there will be continued pressure on various fruits and juices as demand continues to exceed supply. Although we currently expect orange and lemon costs to decrease next year, we expect commodity cost pressures to continue into the foreseeable future. Nevertheless, we are committed to looking at opportunities to help offset these increases and reduce costs.

As we look at the current trends in our industry and in our business, we are seeing a challenging economic environment. We face an uncertain economy and may continue to experience the effect on our sales from the softening of consumer discretionary spending. In addition, we may continue to face cost pressures as described above and understand that several states where we have stores are actively sponsoring minimum wage increases. While we are confident in our business and the increased interest in our brand, given these economic pressures, we will continue to take actions that will put us into a stronger position to withstand current economic pressures and achieve our long range growth objectives. We plan to continue to focus intensely on transaction growth and the implementation of our frequency strategy, which remains our top priority. We intend to moderate new Company Store growth for 2008 to between 55 and 65 new company stores in existing markets to ensure stronger first year sales performance and a more conservative financial risk profile. We also intend to evaluate and leverage general and administrative spending to reflect moderation in growth and a more conservative financial approach. We are excited about our continuing strength of the Jamba brand, we are excited about our new initiatives and, notwithstanding the near term economic challenges, we are confident in our strategy focused on long term value for Jamba and its stockholders.

RESULTS OF OPERATIONS — 12 WEEK PERIOD ENDED OCTOBER 16, 2007

Revenue is comprised of revenue from Company Stores and royalties and fees from franchised locations. For the 12 week period ended October 16, 2007, revenue from Company Stores and fees from franchised locations represented 96.9% and 3.1% of total revenue, respectively. Total revenue was $83.6 million and was primarily from smoothie and juice sales. The number of Company Stores as of October 16, 2007 was 470 as compared to 202 franchise stores.

Franchise and other revenue for the 12 week period ended October 16, 2007 was $2.6 million, which includes franchise royalties of $1.7 million and franchise support revenue of $0.6 million. Franchise support revenue is attributable to management fees that the Company received from its Florida joint venture, JJC Florida LLC. We will continue to account for the transactions with JJC Florida LLC on a cash basis until a consistent payment history is developed. JJC Florida LLC owns 13 stores in Florida and, under a management agreement, the Company operates those stores with its employees and is then reimbursed by JJC Florida LLC for its management services.

Cost of sales of $22.5 million, or 27.7% of Company Store revenue, for the 12 week period ended October 16, 2007 is comprised of fruit, dairy, and other products used to make smoothies and juices, as well as paper products.

Labor costs of $25.8 million, or 31.8% of Company Store revenue, for the 12 week period ended October 16, 2007 consist of store management salaries and bonuses, hourly team member payroll and training costs, and other payroll-related items.

†

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

Occupancy costs include both fixed and variable portions of rent, real estate taxes, property insurance and common area maintenance charges for all store locations. Occupancy costs for the 12 week period ended October 16, 2007 were $9.1 million, which included $7.2 million for rent and $1.4 million for common area maintenance, real estate taxes, and insurance. As a percentage of Company Store revenue, these costs were 11.3%.

Store operating expenses consist primarily of various store-level costs such as repairs and maintenance, refurbishments, cleaning supplies, bank charges, utilities, and marketing. Store operating expenses for the 12 week period ended October 16, 2007 were $9.2 million and as a percentage of Company Store revenue were 11.4%. The balance was composed primarily of $2.1 million of marketing expenses, $2.6 million in utilities, $1.2 million of repairs and maintenance, and $1.0 million in credit card fees. In addition, we incurred $2.3 million related to recurring services and expenses to operate our stores.

Depreciation and amortization expenses include the depreciation and amortization of fixed assets and the amortization of intangible assets. Depreciation and amortization for the 12 week period ended October 16, 2007 were $4.9 million, and as a percentage of total revenue were 5.9%.

General and administrative expenses include costs associated with the Company’s support center in Emeryville, California, field supervision, bonuses, legal, accounting and professional fees, and stock-based compensation. General and administrative expenses for the 12 week period ended October 16, 2007 were $12.1 million, and as a percentage of total revenue were 14.5%. This $12.1 million consisted primarily of $6.6 million in wages and payroll-related expenses, $1.6 million in accounting and legal fees, $1.0 million in stock-based compensation expense, and $0.8 million in outside services. The remaining $2.1 million includes recruiting, contractor fees, and other recurring general and administrative expenses.

Store pre-opening costs are primarily expenses incurred for training new store personnel, pre-opening marketing and pre-opening rent. Store pre-opening costs for the 12 week period ended October 16, 2007 were $1.4 million, and as a percentage of total revenue were 1.6%.

Other operating expenses consist primarily of franchise support expenses, losses on disposals, asset impairment and store closures, amortization of jambacard™ liability and income from jambacard™ breakage. Other operating expenses for the 12 week period ended October 16, 2007 were $1.7 million, and as a percentage of total revenue were 2.1%. Of the $1.7 million, $0.6 million was due to franchise support expenses, which are costs associated with JJC Florida LLC stores. This franchise support is directly related to management services and is offset by franchise support revenue. Also contributing to other operating expenses were losses on disposal of assets of $0.6 million, asset impairment of $0.2 million, and amortization of jambacard™ liability of $0.5 million, partially offset by jambacard™ breakage income of $0.3 million.

Gain from derivative liabilities of $23.3 million for the 12 week period ended October 16, 2007 represents the unrealized gain due to the change in the fair value of our warrants. Our warrants are recorded as derivative liabilities, instead of equity instruments. For more information, please refer to the discussion under “Business and Significant Accounting Policies—Warrants and Derivative Instruments” included within Note 1 to the consolidated financial statements of Jamba, Inc. in our Annual Report on Form 10-K for the year ended January 9, 2007.

Interest income for the 12 week period ended October 16, 2007 of $0.8 million represents interest earned on cash held in our investment account. The interest income was a consequence of both funds raised through our initial public offering in July 2005 of approximately $127.9 million, as well as proceeds from our private sale of securities in November 2006 of approximately $224.9 million. Of that amount, approximately $251.8 million in cash was used by the Company to acquire Jamba Juice Company in November 2006. Cash on hand including restricted cash and short-term investments as of October 16, 2007 is $49.3 million.

Income tax benefit for the 12 week period ended October 16, 2007 was $1.5 million. The effective tax benefit rate was 7.1%. The most significant item affecting our effective tax rate is the unrealized gain on our derivative liability of $23.3 million. The unrealized change in fair value recorded in the consolidated financial statements will not be realized for tax purposes.

RESULTS OF OPERATIONS — 12 WEEK PERIOD ENDED OCTOBER 17, 2006

Prior to the Merger, from July 25, 2006 until October 17, 2006, the Company had a net loss of approximately $19.4 million, derived from dividend and interest income of $1.0 million, and a loss on derivative liabilities from the change in fair value of the Company’s outstanding warrants of $20.2 million, less operating expenses of $136,000 and income tax provision of $48,000.

RESULTS OF OPERATIONS — 40 WEEK PERIOD ENDED OCTOBER 16, 2007

Revenue is comprised of revenue from Company Stores and royalties and fees from franchised locations. For the 40 week period ended October 16, 2007, revenue from Company Stores and fees from franchised locations represented 96.5% and 3.5% of total revenue, respectively. Total revenue was $262.6 million and was primarily from smoothie and juice sales. The number of Company Stores open as of October 16, 2007 was 470, an increase from 373 as of January 9, 2007.

Franchise and other revenue for the 40 week period ended October 16, 2007 was $9.2 million, which includes franchise royalties of $6.1 million and franchise support revenue of $2.3 million. Franchise support revenue relates to management fees that the Company received for franchise employee support provided in the period. Franchise support revenue is attributable to management fees that the Company received from JJC Florida LLC. JJC Florida LLC owns 13 stores in Florida and, under a management agreement, the Company operates those stores with its employees and is then reimbursed by JJC Florida LLC for its management services. The number of franchise stores as of October 16, 2007 was 202 stores, down from 222 stores as of January 9, 2007. During the 40 week period ended October 16, 2007, franchisees opened 22 stores, closed 9 stores and sold 34 stores to the Company.

Cost of sales of $69.7 million, or 27.5% of Company Store revenue, for the 40 week period ended October 16, 2007 is comprised of fruit, dairy, and other products used to make smoothies and juices, as well as paper products.

Labor costs of $81.1 million, or 32.0% of Company Store revenue, for the 40 week period ended October 16, 2007 consist of store management salaries and bonuses, hourly team member payroll and training costs, and other payroll-related items.

Occupancy costs include both fixed and variable portions of rent, real estate taxes, property insurance and common area maintenance charges for all store locations. Occupancy costs for the 40 week period ended October 16, 2007 were $28.7 million, including $23.0 million for rent and $4.4 million for common area maintenance, real estate taxes, and insurance. As a percentage of Company Store revenue, these costs were 11.3%.

Store operating expenses consist primarily of various store-level costs such as repairs and maintenance, refurbishments, cleaning supplies, bank charges, utilities, and marketing. Store operating expenses for the 40 week period ended October 16, 2007 were $31.2 million and as a percentage of Company Store revenue were 12.3%. The balance was composed primarily of $7.6 million of marketing expenses, $7.4 million in utilities, $3.2 million of repairs and maintenance, and $2.8 million in credit card fees. In addition, we incurred $10.2 million related to recurring services and expenses to operate our stores.

Depreciation and amortization expenses include the depreciation and amortization of fixed assets and the amortization of intangible assets. Depreciation and amortization for the 40 week period ended October 16, 2007 were $14.2 million, and as a percentage of total revenue were 5.4%.

General and administrative expenses include costs associated with the Company’s support center in Emeryville, California, field supervision, bonuses, legal and professional fees, and stock-based compensation. General and administrative expenses for the 40 week period ended October 16, 2007 were $37.6 million, and as a percentage of total revenue were 14.3%. This $37.6 million consisted primarily of $21.6 million in wages and payroll-related expenses, $5.0 million in accounting and legal fees, $3.1 million in stock-based compensation expense, and $2.2 million in outside services. The remaining $5.7 million includes recruiting, contractor fees, and other recurring general and administrative expenses.

Store pre-opening costs are largely costs incurred for training new store personnel, pre-opening marketing and pre-opening rent. Store pre-opening costs for the 40 week period ended October 16, 2007 were $4.0 million, and as a percentage of total revenue were 1.5%.

Other operating expenses consist primarily of franchise support expenses, losses on disposals, asset impairment and store closures, amortization of jambacard™ liability and income from jambacard™ breakage. Other operating expenses for the 40 week period ended October 16, 2007 were $4.7 million, and as a percentage of total revenue were 1.8%. Of the $4.7 million, $2.2 million was due to franchise support expenses, which are costs associated with JJC Florida LLC stores. This franchise support is directly related to management services and is offset by franchise support revenue. Also contributing to other operating expenses were losses on disposal of assets of $1.1 million, asset impairment of $0.4 million, and $1.7 million relating to the amortization of jambacard™ liability, partially offset by jambacard™ breakage income of $0.9 million for the 40 week period ended October 16, 2007.

Gain from derivative liabilities of $38.8 million for the 40 week period ended October 16, 2007 represents the unrealized gain due to the change in the fair value of the our warrants. Our warrants are recorded as derivative liabilities, instead of equity instruments. For more information, please refer to the discussion under “Business and Significant Accounting Policies—Warrants and Derivative Instruments” included within Note 1 to the consolidated financial statements of Jamba, Inc. in our Annual Report on Form 10-K for the year ended January 9, 2007.

Interest income for the 40 week period ended October 16, 2007 of $3.1 million represents interest earned on cash held in our investment account. The interest income was a consequence of both funds raised through our initial public offering in July 2005 of approximately $127.9 million, as well as proceeds from our private sale of securities in November 2006 of approximately $224.9 million. Of that amount, approximately $251.8 million in cash was used by the Company to acquire Jamba Juice Company in November 2006.

Income tax benefit for the 40 week period ended October 16, 2007 was $3.5 million. The effective tax benefit rate was 10.6%. The most significant item affecting our effective tax rate is the unrealized gain on our derivative liability of $38.8 million. The unrealized change in fair value recorded in the consolidated financial statements will not be realized for tax purposes.

RESULTS OF OPERATIONS — 40 WEEK PERIOD ENDED OCTOBER 17, 2006

Prior to the Merger, from January 11, 2006 until October 17, 2006, we had a net loss of approximately $69.9 million, derived from dividend and interest income of $3.2 million and loss on derivative liabilities from the change in fair value of the Company’s outstanding warrants of $72.4 million, less operating expenses of $462,000 and income tax provision of $184,000.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of October 16, 2007, our liquidity and capital resources included cash and cash equivalents of $44.5 million compared to $87.4 million as of January 9, 2007. The Company had cash flows from operating activities of approximately $20.5 million during the 40 week period ended October 16, 2007. Cash flows provided by operating activities resulted primarily from our changes in working capital.

Net cash used in investing activities was approximately $67.6 million for the 40 week period ended October 16, 2007. The Company’s principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for the 40 week period ended October 16, 2007 totaled approximately $38.6 million. During the 40 week period ended October 16, 2007, the Company also purchased a $4.3 million certificate of deposit that is restricted and collateralized. The Company also acquired 34 stores from three franchisees for approximately $24.1 million.

Net cash provided by financing activities was $4.2 million, which resulted primarily from the exercise of warrants.

The Company terminated its revolving line of credit on May 1, 2007. The Company is currently in negotiations with financial services providers for a new revolving line of credit and expects to have a new line of credit in place by the end of the first fiscal quarter of 2008.

Capital Resources

On October 16, 2007, the Company had cash and cash equivalents of $44.5 million. Additionally, the Company has 16.9 million warrants and options to purchase 750,000 units outstanding, with each “unit” consisting of one share of common stock plus one warrant. Although there can be no assurances the warrants and options will be exercised, if exercised, the Company would realize approximately $114.2 million in proceeds. These warrants expire on June 28, 2009 and the options expire on June 29, 2010.

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

Other than normal operating expenditures, cash requirements for fiscal 2007 are expected to consist primarily of capital expenditures for new Company Stores and the remodeling and refurbishment of existing locations. For the remainder of calendar year 2007, management expects capital expenditures to be in the range of $10 million to $20 million, relating to the opening of approximately 20 Company Stores, remodeling certain existing stores and enhancing the Company’s information systems.

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

Contractual Obligations

There has been a change to our contractual obligations and commercial commitments table as disclosed in our Annual Report on Form 10-K for the year ended January 9, 2007. As part of our adoption of FIN 48, we recorded a short-term and a long-term liability for uncertain tax positions in the amount of $0 and $1 million, respectively, at October 16, 2007 (see Note 7 of the Notes to Condensed Consolidated Financial Statements and the discussion below under Critical Accounting Policies and Estimates – Income Taxes).

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

The Company does not purchase derivative instruments on the open market. However, the Company has classified certain warrants as derivative instruments (a current liability of $30.0 million at October 16, 2007). Classification as derivative liabilities was required because, for each instrument, there is a possibility that the instrument could be required to be settled in stock that requires registration. The Company is required to mark these instruments to market as of the end of each reporting period and to recognize the change in fair value in our consolidated statements of operations. The Company’s stock price has been historically volatile and the fair values of these instruments are sensitive to changes in the Company’s underlying stock price. Also, the Company may be subject to changes in the risk free interest rate. As such, the carrying amount of these instruments may be volatile from period to period. For the 12 week and 40 week periods ended October 16, 2007, the gain from derivative liabilities was $23.2 million and $38.8 million, respectively, representing the change in fair value between July 25, 2007 and October 16, 2007 and January 10, 2007 and October 16, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)), as required by paragraph (b) of the Securities Exchange Act Rule 13a-15 as of the end of the period covered by this quarterly report. Because the Company has not substantially completed its remediation of the material weakness related to the accounting for complex, non-routine transactions as more fully described in the Company’s Form 10-K for the fiscal year ended January 9, 2007, our Chief Executive Officer and our Chief Financial Officer have concluded that based on such evaluation, the Company’s disclosure controls and procedures were not effective as of October 16, 2007.

Management’s Remediation Plans

As of the end of the period covered by this report, the Company has taken steps towards improving the internal control over financial reporting. The Company believes it is taking steps to implement controls related to accounting for complex, non-routine transactions. This includes hiring additional accounting personnel, implementing controls over the documentation and review of all analysis related to complex, non-routine transactions and reassessing the selection and use of outside subject matter experts.

Inherent Limitations Over Controls

Our management recognizes that any controls and procedures no matter how well designed or operated, can only provide reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company, have been detected.

ITEM 4T.	CONTROLS AND PROCEDURES

Not Applicable.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of its business. Based on the information currently available, the Company is not currently a party to any legal proceeding that management believes would have a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 1A.	Risk Factors

The Company’s risk factors are included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 9, 2007 and have not materially changed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of November, 2007.

JAMBA, INC.

By:	/s/ PAUL E. CLAYTON
Paul E. Clayton
Chief Executive Officer and President

By:	/s/ DONALD D. BREEN
Donald D. Breen
Chief Financial Officer and Senior Vice President