Form 10-K
period 2008-01-01
JAMBA, INC.
filed 2008-03-17
CIK 1316898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended January 1, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant as of July 24, 2007 was $497,605,933 (based upon the closing sales price of registrant’s common stock on such date). For purposes of this disclosure, shares of common stock held by persons who held more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock of Jamba, Inc. issued and outstanding as of March 13, 2008 was 52,637,131.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended January 1, 2008, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

JAMBA, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JANUARY 1, 2008

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

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors and cautionary language discussed in this document outline examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in the forward-looking statements, including among other things:

•	the amount of cash on hand available to us;

•	our business strategy;

•	changing interpretations of generally accepted accounting principles;

•	outcomes of government reviews, inquiries, investigations and related litigation;

•	continued compliance with government regulations;

•	legislation or regulatory environments, requirements or changes adversely affecting the businesses in which we are engaged;

•	statements about industry trends;

•	fluctuations in customer demands;

•	general economic conditions; and

•	geopolitical events and regulatory changes.

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

You should be aware that the occurrence of the events described in the “Risk Factors” portion of this annual report, the documents incorporated herein and our other SEC filings could have a material adverse effect on our business, prospects, financial condition or operating results.

PART I

ITEM 1.	BUSINESS

Background of Jamba, Inc.

Jamba, Inc. was incorporated in Delaware on January 6, 2005 as a blank check company formed to serve as a vehicle for the acquisition of a then unidentified operating business. On July 6, 2005, the Company consummated its initial public offering. On March 10, 2006, the Company entered into an Agreement and Plan of Merger with Jamba Juice Company, the category defining retailer of premium healthy blended beverages that was originally founded in 1990. The merger between the Company and Jamba Juice Company (the “Merger”) was completed on November 29, 2006. To complete the Merger, the Company raised additional proceeds in a private placement financing. Upon completion of the Merger, Jamba Juice Company became a wholly owned subsidiary of Jamba, Inc.

Unless the context otherwise requires, Jamba, Inc., the registrant, together with Jamba Juice Company, are referred to in this Form 10-K annual report (“Form 10-K”) as the “Company”, “Jamba”, “we”, “us” and “our.” Information regarding the Company’s fiscal periods is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Business Objective and Strategy

The Company’s mission is to establish Jamba as the world’s leading blender of fruit and other naturally healthy ingredients. To achieve this objective, the Company plans to continue to engage in activities to build relevance and accessibility. Relevance means providing compelling and differentiated Jamba products and experiences to meet the needs of existing and new customers. The Company’s growth strategy continues to be focused on Company-owned and operated traditional retail stores. As a complement to this strategy, the Company offers franchises in non-traditional retail locations such as universities, airports, grocery stores and other store-within-store locations. While the Company’s focus is on Company-owned traditional retail stores, the Company does grant single-traditional store franchises to existing franchisees and also continues to evaluate multi-unit traditional store development in specified geographic locations both domestically and internationally. The Company also pursues selective opportunities to leverage the “Jamba” brand in new and complementary product categories and distribution channels.

Our brand promise and timeless purpose is to inspire and simplify healthy living. We do this through our products, store experience and the Jamba culture. The Jamba culture is a unique set of core values and actions that manifests itself in team members executing at the highest levels while expressing their passion for the brand.

Menu Overview

We provide a range of freshly blended beverages, on-the-go breakfasts, and snacks in our stores. Our menu items are designed to strengthen the relationship with our customers by offering products that are relevant to individuals striving for a healthy lifestyle. Product innovation is a high priority and our research and development team, composed of food scientists, nutritionists, and culinary experts, are continually developing and testing new and improved menu items that support the integrity of the Jamba brand and our commitment to healthy living.

Beverages: Our blended beverages are available in three sizes, Sixteen (16 oz.), Original (24 oz.) and Power (30 oz.).

Fresh Squeezed Juices and Juicies: We offer a line-up of fresh squeezed juices, including orange juice, carrot juice, and juice combinations such as orange carrot banana and orange mango passion.

All Fruit Smoothies: Made with real fruit and fruit juices, these natural, freshly blended-to-order fruit smoothies provide 5 servings of fruit in the Original size, have no sugar added, and are dairy-free. All Fruit™ smoothies are an excellent source of vitamin C and offer essential vitamins, minerals and antioxidants.

Jamba Light™: With one-third fewer calories and sugars than our average Jamba Classic, Jamba Light™ smoothies offer great taste and good nutrition that won’t weigh you down. The Sixteen oz. size has under 180 calories.

Jamba Functionals: Our line-up of pre-boosted smoothies offer a refreshing palette of products that deliver key nutrients and offer unique health properties associated with super foods such as açai berries, cholesterol-blocking plant sterols, soy and whey protein, and matcha green tea.

Jamba Classics: These smoothies include our top 8 customer favorites.

Creamy Treats: We offer three types of delicious smoothies with indulgent qualities.

Shots: We offer single and double shots of matcha green tea, with orange juice or soy milk, and a fresh-squeezed wheatgrass juice shot. Our matcha shots are made with high grade, imported Japanese green tea, are high in antioxidants and vitamin K. Our wheatgrass shots are an excellent source of vitamin K and a good source of iron.

Jamba Boosts:

To supplement the natural nutrients in our smoothies, Jamba Boosts are a selection of high-quality, blended vitamin, mineral and herbal dietary supplements designed to give the mind and body a nutritious boost. A complimentary Boost is offered with each Jamba smoothie.

In addition, Jamba now offers 12 new-and-improved boosts that deliver better efficacy and minimal taste impact. Of the new boosts, 6 are Super Boosts and are available in any of our smoothies for a small charge. Each reformulated boost contains unique blends of concentrated vitamins, minerals and other nutrients specialized for specific health and lifestyle needs.

On-The-Go Breakfasts:

Yogurt and Fruit Blends: These refreshing blends of fruit, nonfat yogurt and soymilk offer healthy great taste to start the day right.

Chunky Strawberry Smoothie: Eat it with a spoon! Our Chunky Strawberry Smoothie consists of a blend of soymilk and non-fat yogurt with chunks of fruit and organic granola.

Granola Toppers: A nutritionally balanced breakfast of blended fruit, low-fat yogurt and soymilk topped with crunchy, organic granola. Flavors include Berry Topper™ and Mango Peach Topper™.

Hot Stuff’d Pockets: The Company is piloting nutritious and wholesome breakfast pockets. The perfect hot complement to any juice or smoothie to make a complete and nutritious breakfast.

Jamba Baked Goods and Packaged Snacks:

Most of our locations offer a combination of baked goods and packaged snacks. Our current line up of baked goods includes Reduced Fat Blueberry Lemon Loaf, Reduced Fat Cranberry Orange Loaf, Zucchini Walnut Loaf and Oatcakes. Each of these items is made only with natural ingredients and offers customers a complement to Jamba smoothies and juices.

Jamba Merchandise:

Most of our stores carry a limited supply of related merchandise, including books and smallwares. This is not a core component of revenue but contributes to the overall store experience.

Jamba Juice Stores

A primary goal of the Company is to build accessibility, meaning making it easier for customers to experience Jamba. One way to accomplish that goal is to expand the number of Jamba Juice stores. We have grown our concept and brand through company owned and operated stores (“Company Stores”) and franchise locations (“Franchise Stores”). As of January 1, 2008, there were 707 Jamba Juice locations consisting of 501 Company Stores and 206 Franchise Stores operating in 22 states and the Bahamas. Except for the single Bahamas franchise location we have no other international locations. Of the 707 locations, 373 stores are located in California, of which 335 are Company Stores. We lease the real estate for all of our Company Stores.

Company Stores

We generally characterize our stores as either “traditional” or “non-traditional” locations. Traditional locations are characterized as a business premise that exists primarily as a Jamba Juice store. Traditional stores average approximately 1,400 square feet in size and are designed to be fun, friendly, energetic and colorful to represent the active, healthy lifestyle that we promote. These stores are located either in major urban centers or in suburban strip mall centers. As of January 1, 2008, there were 608 traditional Jamba Juice store locations.

Non-traditional locations are characterized as a Jamba Juice store located within another primary business or in conjunction with other businesses or at institutional settings such as colleges and universities, schools, shopping malls, supermarkets and airports. A “captive” audience is a common characteristic of non-traditional locations. As of January 1, 2008, there were 99 non-traditional Jamba Juice store locations.

All Jamba Juice stores are designed to provide a highly interactive Jamba experience to build our customer relationship, including the enticing aroma of fresh fruit, vegetables and wheatgrass, the high-energy sounds of whirring blenders and team members calling out greetings. The construction and color scheme employed at the stores provide a bright and cheerful “marketplace” theme with colors that embody our commitment to fresh and healthy juices, smoothies and other energizing products. Additionally, stores focus on the “theater” aspect of smoothie making by providing an environment in which all food preparation is conducted behind glass and in the open for customers to watch as the juices and smoothies are made with all-natural ingredients. The layout offers a casual bar-type atmosphere using interior stools and exterior tables and chairs. Glass cases display baked goods and shelving in front of cash registers allow for the sale of baked goods and prepackaged healthy snack items.

Our typical costs to construct a Company Store range from approximately $325,000 to over $500,000 depending upon location.

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

Our current franchise agreement provides for a 10-year term. The agreement is renewable for an additional 10-year term, subject to various conditions and state law. The royalty rate is typically 5% of revenue, with franchisees required to contribute up to an additional 4% of revenue (2% for a non-traditional store) to a company-administered marketing fund. At the present time, in general, we are charging 2.5% and 2.0% of revenue as the marketing contribution for our traditional and non-traditional franchisees, respectively. There is typically a one-mile geographic radius restriction for traditional stores in non-downtown areas.

Franchisees typically pay an initial fee ranging from $15,000 for non-traditional store locations to $25,000 for traditional store locations. We do not provide financing to our franchisees. However, we may consider a joint venture investment in certain circumstances. Franchisees are obligated to finance their own build-out of the store location according to our specifications.

Area Development Agreements

As of January 1, 2008, we had two multi-unit area developers who have the right to develop additional franchise stores pursuant to multi-unit license agreements. The exclusive territories covered by these two multi-unit area license agreements are (i) the Hawaiian Islands and (ii) parts of Texas, Kansas and Missouri. Generally, a franchise agreement is entered into with each area developer with regard to each store opened under a multi-unit license agreement. These franchise agreements are generally the same as those entered into with franchisees who are not area developers. Even after a multi-unit license agreement expires or is terminated, the area developer continues to operate the opened stores under each store’s respective franchise agreement, including in most cases its contractually provided exclusive geographic radius restriction, which is typically one-mile. As of January 1, 2008, there were 75 stores operating under the two current multi-unit license agreements.

As of January 1, 2008, one of the two multi-unit area developers had contractual commitments to open new franchise stores in their respective territories. Specifically, as of January 1, 2008, the area developer in parts of Texas, Kansas and Missouri must open 11 more new stores by May 6, 2010, the expiration date of this multi-unit license agreement. Multi-unit area development agreements can be deemed to be null and void if the terms of the agreement are not fulfilled. Although the multi-unit developer for the Hawaiian Islands has satisfied its contractual commitment to open new franchise stores, it still has the exclusive right to open additional new stores through the expiration of its multi-unit license agreement on June 25, 2018.

Under typical multi-unit license agreements, the area developer generally pays one-half of the $25,000 initial fee, or $12,500, for each store required to be developed upon execution of the multi-unit development agreement as a development fee. Area developers are obligated to finance their own build-out of each store location according to our specifications.

Notwithstanding the exclusive territorial rights of the two multi-unit area developers, we retain the right to franchise non-traditional stores. As of January 1, 2008, we have an agreement with Safeway, Inc. for the opening of up to 40 franchise stores within its grocery stores, of which 27 were open.

Store Selection Process

We carefully screen prospective locations for visibility, traffic patterns, demographics, convenience, and co-tenancy for potential Company Store and Franchise Store locations. We select locations for new markets by targeting concentrations of early adopters that we believe will try the Jamba experience and spread positive word-of-mouth about the brand. In addition, we look for high traffic locations within urban areas before eventually spreading the concept to more suburban settings. Our expansion strategy involves using the hub and spoke model approach, which clusters stores around certain geographic locations. We believe this approach has the potential to increase brand awareness and improve operating and marketing efficiencies. We believe that the hub and spoke model helps to reduce costs associated with regional supervision of store operations, increase distribution efficiencies and provides us with the opportunity to leverage marketing costs over a greater number of stores. In addition, we believe our ability to hire qualified team members is enhanced in markets in which we are well known.

Growth Strategy

Our current growth strategy is focused on building relevance and accessibility. We build relevance through product innovation, marketing communications, the store environment and the customer experience. We build accessibility through new store development, increased throughput and brand extensions. The goal of building relevance and accessibility is increasing frequency and, as a result, comparable store sales and average unit volumes. At the same time, we understand that the foundation for growth lies in strong store-level economics. Accordingly, part of our growth strategy is to ensure that we achieve target metrics in terms of average unit volume, store level cash flow, store level cash flow margin, net cost per unit and cash-on-cash returns.

Development of New Stores

We believe we have significant market expansion opportunities both nationally and internationally. For fiscal 2007, we opened 99 new Company Stores, closed five Company Stores and acquired 34 franchise locations. Franchisees opened 30 stores and closed 12 stores. Five of the closed franchise locations were in Whole Foods Market as a result of Whole Foods expanding its prepared foods section. We anticipate that we will continue to open on a moderate basis a combination of traditional and non-traditional stores in both existing and new domestic markets. We anticipate that this growth will be accomplished through the development of both Company Stores and Franchise Stores in non-traditional venues. The development of non-traditional stores is expected to generate awareness to complement the traditional stores in the area. We expect that possible future international development opportunities will primarily be pursued through area development or joint venture agreements with third-parties.

Development of Business

Inspire and Simplify Healthy Living: Our mission is to fuel customers’ active lifestyles by encouraging a “healthy habit” consisting of a regular dose of Jamba Juice. Building relevance and accessibility will lead to increasing frequency. We view increased frequency from “light users” (two or less times per month) and “medium users” (three to eight times per month) as a significant opportunity that will drive same store revenue growth while mitigating revenue volatility. To that end, our focus is on activities that have the potential to increase purchase occasion opportunities.

The Jamba Brand: Our brand practice is to inspire and simplify healthy living. We believe eating healthier shouldn’t be hard. Actually, it should be a pleasure. We celebrate people’s efforts to live healthier and recognize everyone is on their own personal journey towards a healthier lifestyle. We want to make it easier for our customers, at Jamba, you don’t have to sacrifice great taste for health. We have three pillars of healthy living: (1) We believe in the goodness of real whole fruit and things that come from this Earth; (2) We believe in being all natural and (3) We believe in living a balanced life.

Brand Communication and Awareness: Our strategy for brand communication focuses on delivering a clear message of the benefits of our products and the principles behind the Jamba brand. The delivery of the message must be fresh, interesting, and relevant to establish an emotional connection with the customer. In addition to our out-of-store messaging, we employ the store experience as our primary communication vehicle, concentrating on ensuring that all touch points are consistent and clear in order to build brand awareness that will result in initial trial followed by repeat visits and positive word-of-mouth. The communications encompass the colors, smells, displays and merchandise found in the store in addition to the energy of the team members. We anticipate driving same store revenue growth by educating consumers on the benefits of Jamba products, our usage occasions and the story of Jamba Juice. The clarity and harmony of the message will create emotional connections with customers and build brand loyalty.

We are also continually striving to improve our customer’s store experience. In 2008, we plan to roll out new and simplified menu boards and other in-store communications collateral to make it easier for our customers to enjoy the healthy benefits of Jamba. We also plan to continue to redesign our stores, including exploring new technologies and other ways to improve customer throughput.

Devoting Additional Resources to Product Optimization and Innovation: Our research team continually seeks to enhance the product offerings available to customers, and where possible, reduce product and labor costs at the store level. This process includes both the development of new products and the optimization of the menu to ensure only the most appealing products are offered to customers. As new products are introduced to the menu, usage occasions increase and positive word-of-mouth is spread. We are passionate about creating fresh new products that meet an even greater variety of customer needs. We pride ourselves on listening carefully to customer feedback. We continue to devote significant resources to our research and development team in an effort to build upon recent new product successes and take our product innovation abilities to the next level. While there is no certainty that product development efforts will lead to the introduction and success of new product offerings as well as a potential increase in operating margins, we will continue to use these new resources to try to develop fresh concepts that appeal to customers at any time of day and in any weather or season.

Our research team uses innovation to increase the relevance of our menu to both new and existing customers. To attract customers concerned with calories, our research team developed Jamba Light™ and our sixteen ounce serving size. To attract customers who want an all natural product without frozen dairy or sorbet, our research team developed All Fruit™ smoothies. To attract customers who have specific health concerns and goals, our research team developed Jamba Functionals. And, to attract customers who want a substantial, satiating breakfast—one of the fastest growing day parts in the quick service restaurant industry—our research team has developed a new range of breakfast offerings, including Chunky Smoothies, Hot Stuff’d Pockets and fresh juice blends. This combination of optimizing existing products and expanding our menu with offerings that are relevant to our customers’ needs provides increased opportunities for both increased frequency and increased per-visit sales.

Customer Service: Our team members are responsible for the high level of customer service that is a key component of our success. Team members warmly greet customers upon entering the store and efficiently deliver their order in a timely manner. With a highly customized product, operational efficiency is vital to achieving high levels of throughput. Our team members not only deliver the customers’ orders quickly, they also transfer the fun and energy they gain from working at Jamba Juice to the customers. Our management believes continuing to deliver high-quality customer service will differentiate us in the marketplace and drive long-term customer loyalty. At the core of this Jamba culture is “FIBER”, an acronym for Fun (have Fun), Integrity (act with Integrity), Balance (strive for Balance), Empower (Empower yourself), and Respectful (be Respectful).

Company Store Operations

Customer Service

We try to provide our customers a positive experience by promoting interaction with our team members and encouraging a healthy, active lifestyle. Our goal is to build a powerful relationship with customers that transcends our core smoothie product line and goes beyond the four walls of our stores. We strive to form this bond with our customers based on quality, trust and integrity. To achieve this goal, we seek to hire customer-service-oriented people who exhibit our culture and values. We train members to deliver a high-quality customer experience and we provide team members with financial incentives and opportunities for advancement when they fulfill service expectations. Supported by the “theater” of the fully displayed production process, we believe that the Jamba Juice experience is a competitive advantage.

Store Management

Our Operations team is the foundation for our performance and vital to long-term growth. We recruit and retain leaders with broad experience in management and our industry.

We support our store operations with a combination of Regional Directors of Operations, District Managers and General Managers at each store.

Maintaining our corporate culture is essential as we continue to expand, and we believe that it is critical to developing our brand and ensuring our continued success. We believe team members are the key to our success and that our culture fosters personal interaction, mutual respect, trust, empowerment, enthusiasm and commitment. We carefully screen potential team members to ensure that they hold many of our core values and fit into the culture. By placing an emphasis on our mission statement and values, and encouraging responsibility and accountability at every level, we believe that it has created a sense of team member loyalty and an open and interactive work environment, resulting in a highly passionate workforce. Team members are paid competitive wages and are offered opportunities for rapid advancement. In addition to competitive wages, store managers are eligible for performance-based bonuses and retention bonuses.

Training

We conduct various training programs for team members, support center staff and our leadership team. We are dedicated to providing a meaningful experience for all team members, with ample opportunity to develop leadership skills as they move up through the organization. Our training programs include formal programs such as the Manager-in-Training programs for new managers and the more informal one-on-one discussions held between General Managers, District Managers and Regional Directors of Operations. The goal of all the programs is to shorten the learning curve while creating greater confidence in order to achieve success through strong performance and results.

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

We believe we benefit from national media attention, providing us a significant competitive advantage. Historically, we have not engaged in any mass media marketing programs, relying instead on word-of-mouth, trade-area marketing and in-store promotions to increase customer awareness. Nevertheless, we have been featured in stories appearing in The Wall Street Journal, The New York Times, USA Today and a host of local newspapers and magazines. We have also been featured in television shows such as Dateline NBC, The Oprah Winfrey Show, Saturday Night Live, The Sopranos and multiple times on Late Night with David Letterman. Our fundraising events also capture a significant amount of coverage from local television stations.

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

Brand Extensions

The successful development of the Jamba brand has positioned us well to extend our product offerings outside of our stores. While our product is already highly portable and convenient, the opportunity to develop a Jamba product line available in other outlets and formats would expand the brand accessibility and product usage occasions available to consumers. Our branding team will ensure that any product extensions fit the standard of product quality. As an example, we recently announced an exclusive worldwide licensing agreement with Nestlé USA to produce and distribute a line of healthy ready-to-drink beverages under the Jamba brand name in 2008.

Product Supply

We are committed to providing only the finest smoothie, juice and other food products. Smoothie and juice products depend heavily upon supplies of fresh and fresh-frozen fruit. The quality of each smoothie depends to a large degree on the quality of the basic fruit ingredients from which it is made. It is therefore essential that the supply of fruit is of the highest quality and is consistent throughout the year. To achieve these dual goals we purchase our projected requirements for the coming year of a given type of fruit from suppliers at the height of the season for that particular fruit. The supply and price of fresh and fresh frozen-fruit are dependent upon the supply and demand at the time of purchase and are subject to significant volatility. Supply and price can be affected by multiple factors in the producing regions, including weather, natural disasters and regional political and economic conditions. In addition, as we continue to grow, we will likely become more dependent upon global fruit supplies than we have in the past, which may result in natural disasters and global political and economic conditions having a greater effect on the supply and price of our fruit ingredients and our profitability.

We use only the highest quality fruit in our products. We conduct quality assurance testing at the time of packing to ensure that the fruit meets our high standards, which meet or exceed USDA Grade-A standards. The fruit is then flash-frozen and stored by the supplier(s) for shipment to distributors throughout the year. We contract with independent distribution companies to distribute products to the stores. The length of these contracts varies in duration. Given the density of stores in California, the costs of goods sold in California is lower than other regions of the country. We believe that by clustering future store development we can begin to lower distribution costs, and therefore reduce cost of goods sold, in non-California markets.

Southwest Traders, Inc. is a distributor of proprietary products to our Company Stores and Franchise Stores. Southwest Traders distributed ingredients that made up approximately 81% of cost of sales for Jamba Juice Company’s fiscal 2007. Southwest Traders does not manufacture or negotiate pricing agreements for products sold in our stores. They serve solely in a warehousing and distribution capacity and receive a fixed mark up per case on the independently negotiated cost of our ingredients. Our contract does provide that during the term we will use Southwest Traders as our exclusive distributor within certain territorial boundaries provided they meet required service levels. The contract is firm through December 31, 2012 and is not subject to cancellation unless either party defaults within the contract due to non-performance.

All of our nutritional supplements (i.e., Boosts), pretzels and baked goods are produced to very exacting specifications. All products are shipped directly to stores using outside distributors. We do not maintain central warehousing facilities.

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

California and other states and local jurisdictions have enacted laws, rules, regulations and ordinances which may apply to the operation of a Company Store, including those which (a) establish general standards, specifications and requirements for the construction, design and maintenance of the store premises; (b) regulate matters affecting the health, safety and welfare of our customers, such as general health and sanitation requirements for restaurants; employee practices concerning the storage, handling, cooking and preparation of food; special health, food service and licensing requirements; restrictions on smoking; exposure to tobacco smoke or other carcinogens or reproductive toxicants and saccharin; availability of and requirements for public accommodations, including restrooms; (c) set standards pertaining to employee health and safety; (d) set standards and requirements for fire safety and general emergency preparedness; (e) regulate the proper use, storage and disposal of waste, insecticides and other hazardous materials; (f) establish general requirements or restrictions on advertising containing false or misleading claims, or health and nutrient claims on menus or otherwise, such as “low calorie” or “fat free”; and (g) establish requirements concerning withholdings and employee reporting of taxes on tips.

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

Executive Officers

Company executive officers, their respective ages and positions as of January 1, 2008 and a description of their business experience are set forth below. There are no family relationships among any of the executive officers named below.

Paul E. Clayton, age 49

Mr. Clayton has been Chief Executive Officer and President of the Company since November 2006 and had been Chief Executive Officer and President of Jamba Juice Company since February 2000. Mr. Clayton was with

Burger King Corporation from 1984 to January 2000 in increasingly responsible positions in marketing, operations and development. Mr. Clayton was President of Burger King North America in Miami, Florida from March 1997 to January 2000, Senior Vice President, Worldwide Marketing from March 1994 to March 1997 and Vice President, Marketing U.S.A. from July 1993 to March 1994.

Donald D. Breen, age 49

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

Karen Kelley, age 42

Ms. Kelley has been Senior Vice President, Operations of Jamba Juice Company since November 2006 and had been Vice President, Operations of Jamba Juice Company since May 2002. From 1998 to May 2002, Ms. Kelley served as Director, Operations of Jamba Juice Company. From 1994 to 1998, Ms. Kelley was with Boston Market. She was Managing Partner of Boston Market from 1994 to 1995; Director of Operations, Northern California from 1995 to 1997 and Vice President of Operations, Northern California from 1997 to 1998.

Paul Coletta, age 44

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

William A. (“Trey”) Feiler, age 40

Mr. Feiler has been Senior Vice President, Development of Jamba Juice Company since November 2006 and had been Vice President, Development of Jamba Juice Company since September 2006. Mr. Feiler was with Brinker International (Chili’s, Macaroni Grill, On the Border and Maggiano’s) in Dallas, Texas from July 2003 to September 2006 in increasingly responsible positions in finance and development. Mr. Feiler was Vice President, Global Development from March 2006 to September 2006, Vice President, Global Finance from June 2005 to March 2006, Vice President, Franchise Financial Strategies from March 2004 to June 2005 and Senior Strategic Development Director for Chili’s from July 2003 to March 2004. Prior to Brinker International, Mr. Feiler was with Yum! Brands, Inc. (Taco Bell, KFC, Pizza Hut, Long John Silvers and A&W) in Dallas, Texas from April 1998 to July 2003. Mr. Feiler was Senior Manager for Global Development Support from March 2001 to July 2003, Real Estate Manager from June 1999 to March 2001 and Senior Strategic Development Analyst from April 1998 to June 1999.

Thibault de Chatellus, age 48

Mr. de Chatellus has been our Senior Vice President, International since May 2007. Mr. de Chatellus joins Jamba after having served as an independent consultant in Dallas, Texas, focusing on business development strategies in international markets from July 2005 until May 2007. Before consulting, he held several senior executive positions with Blockbuster, Inc. in Ft. Lauderdale, Florida and Dallas, Texas, including Senior Vice President and Category General Manager, Games from February 2003 through June 2005, Senior Vice President, Strategic Concepts from June 2001 through February 2003, Senior Vice President, Content and New Business Channels from April 2000 through June 2001, Senior Vice President, Latin America from September 1996 through April 2000, Vice President, International Product from April 1995 through September 1996, and Director Development & Planning, International from June 1993 through June 1995. Before Blockbuster, he worked with McKinsey & Co. and Chase Manhattan Bank in Paris, France.

Employees

As of January 1, 2008, we employed approximately 10,000 persons, approximately 250 of whom were at our support center or part of our field support and operations. The remainder of the employees were store management and hourly store personnel. The Company also hires a significant number of seasonal employees during its peak selling season during the Spring and Summer. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good. We place a priority on staffing our stores and support center positions with skilled team members who embrace our culture and invest in training programs to ensure the quality of our store operations.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at http://ir.jambajuice.com/index.cfm, as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the Securities and Exchange Commission (the “SEC”). Our Corporate Governance Principles and Practices, Board of Directors committee charters (including the charters of the Audit Committee, Compensation and Executive Development Committee and Nominating and Governance Committee) and code of ethics entitled “Code of Business Conduct and Ethics” also are available at that same location on our website. Information on our website is not incorporated into this annual report. Stockholders may request free copies of these documents from:

Jamba, Inc.

c/o Integrated Corporate Relations

450 Post Road East

Westport, CT 06880

(203) 682-8200

investors@jambajuice.com

We included the certifications of the chief executive officer and the chief financial officer of Jamba, Inc. relating to the quality of our public disclosure, as required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules, in this Annual Report on Form 10-K as Exhibits 31.1 and 31.2.

ITEM 1A.	RISK FACTORS

Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.

We must successfully gauge dietary and consumer preferences to succeed.

Our success depends, in part, upon the popularity of our products and our ability to develop new menu items that appeal to consumers. Shifts in consumer preferences away from our products, our inability to develop new menu items that appeal to consumers, or changes in our menu that eliminate items popular with some consumers could harm our business. In 2007, we launched “Jamba Functionals” a line of smoothies, boosts and shots specifically designed to help meet our customers’ health and lifestyle needs. In 2008, we rolled out several new products on a system-wide basis to anchor our new breakfast platform. These new products are designed to feature healthy, on the go items to attract new customers, increase the frequency of current customer visits, create a point of differentiation, and provide a more complete meal solution for our customers. To the extent we misjudge the market for our products, our sales will be adversely affected, which will negatively impact our operating results.

In addition, with new menu items, we must anticipate and effectively respond to changing product mix ramifications. These new products have new and different ingredients, vendors, lead times, packaging, and operational requirements than our existing products. Accordingly, our business may be harmed by unanticipated consequences such as an adverse effect on speed of service and higher cost of goods of these new products that could lead to suboptimal selection and timing of product purchases or subpar operational execution.

Because our business is based primarily in California, a worsening of economic conditions, a decrease in consumer spending, or a change in the competitive conditions in this market may substantially decrease our revenues and may adversely impact our ability to implement our business strategy.

Our California Company Stores generated approximately 74% of our 2007 Company Stores revenue. We expect that our California operations will continue to generate a substantial portion of our revenue. Our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. The end of 2007 saw many consumers facing steep mortgage payments, tightening credit and rising energy and food prices, which adversely affected consumer spending. Accordingly, we may experience declines in revenue during economic downturns or during periods of uncertainty, especially if California is affected. Any material decline in the amount of discretionary spending leading to cost-conscious consumers to be more selective in restaurants visited could have a material adverse effect on our revenue, results of operations, business and financial condition.

Our inability to compete with the many food services businesses may result in reductions in our revenue and operating margins.

We compete with many well-established companies, food service and otherwise, on the basis of taste, quality and price of product offered, customer service, atmosphere, location and overall guest experience. We compete with other smoothie and juice bar retailers, specialty coffee retailers, yogurt and ice cream shops, bagel shops, fast-food restaurants, delicatessens, cafés, bars, take-out food service companies, supermarkets and convenience stores. Our competitors change with each of the four day parts (breakfast, lunch, afternoon and dinner), ranging from coffee bars and bakery cafes to casual dining chains. Aggressive pricing by our competitors or the entrance of new competitors into our markets could reduce our revenue and operating margins. We also compete with other employers in our markets for hourly workers and may become subject to higher labor costs as a result of such competition.

Fluctuations in various food and supply costs, particularly fruit and dairy, could adversely affect our operating results.

Supplies and prices of the various products that we use to prepare our offerings can be affected by a variety of factors, such as weather, seasonal fluctuations, demand, politics and economics in the producing countries. The prices of fruit and dairy, which are the main products in our offerings, can be highly volatile. Fruit of the quality we seek tends to trade on a negotiated basis, depending on supply and demand at the time of the purchase. An increase in pricing of any fruit that we use in our products could have a significant adverse effect on our profitability. For example, we experienced increased cost of sales as a result of significant price increases in certain citrus products due to the freeze on the California citrus crop in January 2007. If we are unable to pass along increased fruit and dairy costs, our margin will decrease and our profitability will suffer accordingly. In addition, higher diesel and gasoline prices may affect our supply costs, near-term construction costs for our new stores and may affect our revenue going forward. For example, in some cases higher diesel prices have resulted in the imposition of surcharges on the delivery of commodities to its distributors, which they have generally passed on to us to the extent permitted under our arrangements with them. To help mitigate the risks of volatile commodity prices and to allow greater predictability in pricing, we typically enter into fixed price or to-be-fixed priced purchase commitments for a portion of our fruit and dairy requirements. We cannot assure you that these activities will be successful or that they will not result in our paying substantially more for our fruit supply than would have been required absent such activities. We do have some multi-year pricing agreements with certain vendors. Many communities have also recently banned polystyrene take out food packaging. The Company is actively working with its vendors to develop a less costly cup that satisfies energy, emissions and waste management concerns, but there is no guarantee that the Company will be successful in its efforts.

We are primarily dependent upon one supplier for a significant amount of our food distribution.

We maintain food distribution contracts primarily with one supplier. This supplier, Southwest Traders, Inc., provided 81%, 82%, 85% and 87% of cost of sales for our fiscal 2007 and 2006 and Jamba Juice Company’s fiscal 2006 and 2005, respectively, which potentially subjects us to a concentration of business risk. If this supplier had operational problems, our operations could be adversely affected.

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

Labor is a primary component in the cost of operating our business. We devote significant resources to recruiting and training our team members. A considerable number of the team members employed by us and our franchisees are paid at rates related to the federal minimum wage. In 2007, the federal minimum wage increased from $5.15 to $5.85 and it will increase again in 2008 to $6.55 and in 2009 to $7.25. Additionally, many of our team members work in stores located in states where the minimum wage is greater than the federal minimum and receive compensation equal to the state’s minimum wage. During 2007, we had state minimum wage increases in California, Oregon, New York, Arizona, Washington, Colorado, Illinois and Florida all above the federal minimum wage. In addition, San Francisco itself has a minimum wage requirement greater than the State of California. These minimum wage increases and any further increases in the federal minimum wage or the enactment of additional state or local minimum wage increases will increase labor costs. If we are unable or unwilling to increase our menu prices or take other actions to offset increased operating costs, our operating results will suffer. Additionally, competition and labor shortages in various markets could result in higher required wage rates.

Food safety concerns and instances of food-borne illnesses could harm our customers, result in negative publicity and cause the temporary closure of some stores and, in some cases, could adversely affect the price and availability of fruits and vegetables, any of which could harm our brand reputation, result in a decline in revenue or an increase in costs.

We consider food safety a top priority and dedicate substantial resources towards ensuring that our customers enjoy high-quality, safe and wholesome products. However, we cannot guarantee that our internal controls and training will be fully effective in preventing all food-borne illnesses. Furthermore, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents (such as e.coli, hepatitis A, salmonella or listeria) could occur outside of our control and at multiple locations.

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

We may not be adequately insured against all risks and our insurers may not pay a particular claim. Furthermore, in the future, we may not be able to obtain adequate insurance coverage at reasonable rates for our operations. We may also be subject to calls, or premiums, in amounts based not only on our own claim records but also the claim records of all other members of the protection and indemnity associations through which we receive indemnity insurance coverage for tort liability. Our insurance policies also contain deductibles, limitations and exclusions which, although we believe are standard in the food service industry, may nevertheless increase our costs.

We may face difficulties entering into new or modified arrangements with existing or new suppliers or new service providers.

As we expand our operations, we may have to seek new suppliers and service providers or enter into new arrangements with existing ones, and we may encounter difficulties or be unable to negotiate pricing or other terms as favorable as those we currently enjoy, which could harm our business and operating results. If we cannot replace or engage new arrangements, suppliers and/or service providers in a cost effective basis, we may need to change our purchasing practices, remove items from the menu, or make menu price adjustments. These activities could negatively impact our revenues and results of operations.

The planned increase in the number of our stores may make our future results unpredictable.

There were 501 Company Stores and 206 Franchise Stores open as of January 1, 2008. In fiscal 2007, we opened 99 new Company Stores. We currently expect to open 45-55 new Company Stores in fiscal 2008. This growth strategy and the substantial investment associated with the development of each new store may cause our operating results to fluctuate and be unpredictable or adversely affect our profits. Our future results depend on various factors, including successful selection of new markets and store locations, market acceptance of the Jamba Juice experience, consumer recognition of the quality of our products and willingness to pay our prices (which reflect our often higher ingredient costs), and the quality of our operations and general economic conditions. In addition, as with the experience of other retail food concepts who have tried to expand nationally, we may find that the Jamba Juice concept has limited or no appeal to customers in new markets or we may experience a decline in the popularity of the Jamba Juice experience. Newly opened stores may not succeed, future markets and stores may not be successful and, even if we are successful, our average store revenue may not increase at historical rates.

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

We may not be able to open new stores as quickly as planned. We have experienced delays in opening some stores and that could happen again. Delays or failures in opening new stores could materially and adversely affect our growth strategy and expected results. As we operate more stores, our rate of expansion relative to the size of our store base will decline. In addition, one of our biggest challenges is locating and securing an adequate supply of suitable new store sites. Competition for those sites in our target markets is intense, and lease costs are increasing (particularly for urban locations). Our ability to open new stores also depends on other factors, including:

•	negotiating leases with acceptable terms;

•	hiring and training qualified operating personnel in local markets;

•	managing construction and development costs of new stores at affordable levels, particularly in competitive markets;

•	the availability of construction materials and labor;

•	the availability of, and our ability to obtain, adequate supplies of ingredients that meet our quality standards;

•	securing required governmental approvals (including construction, parking and other permits) in a timely manner; and

•	the impact of inclement weather, natural disasters and other calamities.

Our revenue and profit growth could be adversely affected if comparable store revenue are less than expected.

While future revenue growth will depend substantially on our plans for new store openings, the level of comparable store revenue will also affect our revenue growth and will continue to be an important factor affecting profit growth. This is because the operating margin on comparable store revenue is generally higher than the operating margin on new store openings, as comparable store revenue enable fixed costs to be spread over a higher revenue base. Our ability to increase comparable store revenue depends in part on our ability to launch new products, implement successfully our initiatives to increase throughput and raise prices to absorb cost increases. It is possible that we will not achieve our targeted comparable store revenue growth or that the change in comparable store revenue could be negative. If this were to happen, new store expansion may be reduced and revenue and profit growth may be adversely affected.

Our failure to manage our growth effectively could harm our business and operating results.

Our current plans call for 45-55 new Company Stores in fiscal 2008 and a significant number of new stores thereafter. Our existing store management systems, financial and management controls and information systems may be inadequate to support our expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain store managers and crew. We may not respond quickly enough to the changing demands that our expansion will impose on our management, employees and existing infrastructure. We also place significant importance on our culture, which we believe has been an important contributor to our success. As we grow, however, we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. Our failure to manage our growth effectively could harm our business and operating results.

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

If we expand into foreign markets we will be exposed to new uncertainties and risks, which could negatively impact our results of operations.

We are actively exploring expanding our operations into new foreign markets, which will expose us to new risks and uncertainties, including product supply, consumer preferences, occupancy costs, operating expenses and labor and infrastructure challenges. In addition, consumers in a foreign market may not be familiar with the Jamba Juice brand, and we may need to build brand awareness in that market through greater investments in advertising and promotional activity. Finally, international operations have inherent risks such as foreign currency exchange rate fluctuations, the application and effect of local laws and regulations and enforceability of intellectual property and contract rights.

The Company’s earnings and growth of alternative distribution channels depends in large part on the success of its business partners, and the Company’s reputation may be harmed by actions taken by third parties.

In December 2007, we announced an exclusive worldwide licensing agreement with Nestlé USA to produce and distribute a line of healthy ready-to-drink beverages under the Jamba brand name. In the future, we may enter into agreements with other companies for the retail distribution of other product categories involving the licensing of the Jamba Juice trademarks. Our royalty income will be dependent on the success of the ready-to-drink beverages or any future licensed products, as well as the capability and execution of our business partner. In addition, any failure by our business partner to adhere to the brand experience and standards expected by our customers may damage our reputation and brand value, which may potentially affect the results of operations.

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to various factors.

Our quarterly operating results may fluctuate significantly because of various factors, including:

•	the impact of inclement weather, natural disasters and other calamities or earthquakes, particularly those that may occur near our Company’s support center in Northern California;

•	unseasonably cold or wet weather conditions;

•	the timing of new store openings and related revenue and expenses;

•	operating costs at our newly opened stores, which are often materially greater during the first several months of operation;

•	labor availability and wages of store management and team members;

•	profitability of our stores, especially in new markets;

•	changes in comparable store revenue and customer visits, including as a result of the introduction of new menu items;

•	variations in general economic conditions, including those relating to changes in gasoline prices;

•	negative publicity about the ingredients we use or the occurrence of food-borne illnesses or other problems at our stores;

•	changes in consumer preferences and discretionary spending;

•	increases in infrastructure costs;

•	fluctuations in supply prices; and

•	fluctuations in the fair value of the derivative liability associated with outstanding warrants.

Because of these factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year. Average store revenue or comparable store revenue in any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors. Any failure to meet expectations, particularly for (i) comparable store sales, (ii) earnings per share, or (iii) new store openings could cause the market price of the Company’s stock to drop significantly.

Our business and results may be subject to disruption from work stoppages, terrorism or natural disasters.

Our operations may be subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, pandemics, fire, earthquake, flooding or other natural disasters. In particular, our corporate offices and support center is located in Northern California, near known earthquake fault lines. If a major earthquake or other natural disaster were occur in Northern California, our corporate offices and support center may be damaged or destroyed. Such a disruption could result in the temporary or permanent loss of critical data, suspension of operations, delays in shipments of product and disruption of business in both the affected region and nationwide, which would adversely affect our revenue as a result.

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

We may not persuade customers of the benefits of paying premium prices for higher-quality food.

Our success depends in large part on our ability to persuade customers to pay premium prices for our freshly blended beverages. We may not successfully educate customers about the quality and benefits of our product offerings, and customers may not care. Failure to maintain premium pricing could require us to change our pricing, products, and strategies, which would adversely affect our brand identity.

We could face liability from our franchisees and from government agencies.

A franchisee or government agency may bring legal action against us based on the franchisee/franchisor relationships. Various state and federal laws govern our relationship with our franchisees and potential revenue of our franchised restaurants. If we fail to comply with these laws, we could be liable for damages to franchisees and fines or other penalties. Expensive litigation with our franchisees or government agencies may adversely affect both our profits and our important relations with our franchisees.

We are subject to all of the risks associated with leasing space subject to long-term non-cancelable leases and, with respect to the real property that we may own, in the future.

We compete for real estate and our inability to secure appropriate real estate or lease terms could impact the ability to grow. Our leases generally have initial terms of between five and 15 years, and generally can be extended only in five-year increments (at increased rates) if at all. Additionally, in certain instances, there may be change in control provisions in the lease which put us in a competitive disadvantage when negotiating extensions or which require us to get landlord consent for certain transactions. All of our leases require a fixed annual rent, although some require the payment of additional rent if store revenue exceeds a specified amount. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases. Additional sites that we may lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Current locations of our stores and franchised locations may become unattractive as demographic patterns change. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations.

Restaurant companies, including Jamba Juice, have been the target of class action lawsuits and other proceedings alleging, among other things, violations of federal and state workplace and employment laws. Proceedings of this nature, if successful, could result in our payment of substantial damages.

Our results of operations may be adversely affected by legal or governmental proceedings brought by or on behalf of employees or customers. In recent years, a number of restaurant companies, including Jamba Juice Company, have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination, tip policy and similar matters. A number of these lawsuits have resulted in the payment of substantial awards by the defendants. Similar lawsuits have been instituted against us in the past alleging violations of state and federal wage and hour laws and failure to pay for all hours worked. Although we are not currently a party to any class action lawsuits, we could incur substantial damages and expenses resulting from lawsuits, which would increase the cost of operating the business and decrease the cash available for other such uses.

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

Government mandatory healthcare requirements could adversely affect our profits.

The Company pays a substantial part of the healthcare benefits for team members at the Assistant General Manager level and above and for those working at the Company’s Support Center. Other team members can purchase more limited healthcare benefits. In 2008, the San Francisco Healthcare Security Ordinance went into effect requiring covered employers to make minimum health care expenditures for their employees, to track such expenditures and to confirm compliance. In addition, legislation is being proposed at the federal and state levels mandating employers to either provide health care coverage to their employees or pay into a fund that would provide coverage for them. The Company is currently analyzing the effect of the San Francisco Healthcare Security Ordinance on the profitability of its San Francisco stores. If this type of legislation is enacted in additional geographic areas where we do business, it could have an adverse effect on our profits.

Our federal, state and local tax returns may, from time to time, be selected for audit by the taxing authorities, which may result in tax assessments or penalties that could have a material adverse impact on our results of operations and financial position.

We are subject to federal, state and local taxes in the U.S. In making tax estimates and paying taxes, significant judgment is often required. Although we believe our tax positions and estimates are reasonable, if a taxing authority disagrees with the positions taken by the Company, we could have additional tax liability, including interest and penalties. If material, payment of such additional amounts could have a material impact on our results of operations and financial position.

We may not be able to adequately protect our intellectual property, which could harm the value of our brand and adversely affect our business.

Our intellectual property is material to the conduct of our business. Our ability to implement our business plan successfully depends in part on our ability to build further brand recognition using our trademarks, service marks, trade dress and other proprietary intellectual property, including our name and logos and the unique ambiance of our stores both domestically and overseas. We have secured the ownership and rights to our marks in the United States and have filed or obtained registrations for restaurant services in most other significant foreign jurisdictions. If our efforts to protect our intellectual property are inadequate, or if any third party misappropriates or infringes on our intellectual property, either in print or on the internet, the value of our brands may be harmed, which could have a material adverse effect on our business and might prevent our brands from achieving or maintaining market acceptance. While we have not encountered claims from prior users of intellectual property relating to restaurant services in areas where we operate or intend to conduct material operations, there can be no assurances that we will not encounter such claims. If so, this could harm our image, brand or competitive position and cause us to incur significant penalties and costs.

We periodically acquire existing Jamba Juice stores from our franchisees, which could adversely affect our results of operations.

We have acquired Jamba Juice stores from our franchisees either by negotiated agreement or exercise of our rights of first refusal or purchase option under the franchise or area development agreement. For example, in 2007, we acquired 34 Jamba Juice stores from franchisees. Any acquisition that we undertake involves risks, including, our ability to successfully and profitably transition acquired Franchise Stores into Company Stores. Failure to do so effectively could strain our financial and management resources as well as negatively impact our results of operations.

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

We rely on commercially available software and other technologies to provide security for processing and transmission of customer credit card data. Approximately 28% of our current revenue is attributable to credit card transactions, and that percentage is expected to climb. Our systems could be compromised in the future, which could result in the misappropriation of customer information or the disruption of systems. Either of those consequences could have a material adverse effect on our reputation and business or subject it to additional liabilities.

Failure of the Company’s internal control over financial reporting could harm its business and financial results.

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes: (i) maintaining reasonably detailed records that accurately and fairly reflect our transactions; and (ii) providing reasonable assurance that we (a) record transactions as necessary to prepare the financial statements, (b) makes receipts and expenditures in accordance with management authorizations, and (c) would timely prevent or detect any unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. A significant financial reporting failure could cause an immediate loss of investor confidence in us and a sharp decline in the market price of our common stock.

Results of operations may be volatile as a result of the impact of fluctuations in the fair value of our outstanding warrants from quarter to quarter.

Our outstanding warrants are classified as derivative liabilities and therefore, their fair values are recorded as derivative liabilities on our balance sheet. Changes in the fair values of the warrants will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in our statement of operations. We are required to assess these fair values of derivative liabilities each quarter and as the value of the warrants is quite sensitive to changes in the market price of our stock, among other things, fluctuations in such value could be substantial and could cause our results to not meet the expectations of securities analysts and investors. These fluctuations will continue to impact our results of operations as described above for as long as the warrants are outstanding. The Jamba, Inc. warrants will expire on June 28, 2009, or earlier upon redemption.

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

The economic downturn and the decline in the price of the Company’s publicly traded stock may result in further trademark impairment charges.

The Company recorded goodwill and trademark impairment charges of $111.0 million and $89.6 million, respectively, in fiscal 2007 for, among other reasons, the economic downturn and the decline in the price of the Company’s publicly traded common stock. Should general economic, market or business conditions continue to decline and continue to have a negative impact on the Company’s stock price, the Company may be required to record additional trademark impairment charges.

Our anti-takeover provisions may delay or prevent a change of control of us, which may adversely affect the price of our common stock.

Certain provisions in our corporate documents and Delaware law may delay or prevent a change of control of us, which could adversely affect the price of our common stock. Such provisions in the Company’s amended and restated certificate of incorporation and bylaws include:

•	Limitations on the ability of stockholders to amend its charter documents, including stockholder supermajority voting requirements;

•	The inability of stockholders to act by written consent or to call a special meeting absent the request of the holders of a majority of the outstanding common stock;

•	Advance notice requirements for nomination for election to the board of directors and for stockholder proposals; and

•	The authority of its board of directors to issue, without stockholder approval, “blank check” preferred stock.

The Company is also afforded the protections of Section 203 of the Delaware General Corporation Law which prevents it from engaging in a business combination with a person who acquires at least 15% of its common stock for a period of three years from the date such person acquired such common stock, unless board of directors or stockholder approval is obtained.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s corporate headquarters is located at 6475 Christie Avenue, Emeryville, California. This facility is occupied under a lease for approximately 36,000 square feet, at a cost of approximately $975,000 per year and has a lease term that expires December 31, 2017.

The Company currently operates all of its stores under leases and typically signs five to fifteen year leases. The Company does not intend to purchase real estate for any of its sites in the future. The Company believes that the size and flexibility of its format provide it with a competitive advantage in securing sites.

The Company currently serves its customers through a combination of Company Stores and Franchise Stores in 22 different states and the Bahamas.

	Store Count as of January 1, 2008
	Company Stores	Franchise Stores	Total
Arizona	14	22	36
California	335	38	373
Colorado	20	6	26
Florida	14	14	28
Illinois	32	—	32
Indiana	1	—	1
Minnesota	9	1	10
New Jersey	2	1	3
Nevada	8	2	10
New York	20	—	20
Oregon	9	12	21
Utah	10	6	16
Washington	26	6	32
Wisconsin	1	—	1
Bahamas	—	1	1
Hawaii	—	38	38
Idaho	—	6	6
Massachusetts	—	1	1
Maryland	—	1	1
North Carolina	—	3	3
Oklahoma	—	7	7
Pennsylvania	—	1	1
Texas	—	40	40

Total	501	206	707

ITEM 3.	LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising in the ordinary course of its business, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders for the fiscal quarter ended January 1, 2008.

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

The closing price per share of Jamba, Inc. common stock, warrants and units as reported on the NASDAQ Global Market on March 13, 2008, was $2.49, $0.25 and $2.22, respectively.

The following table sets forth, for the fiscal quarter indicated, the quarterly high and low closing sales prices of our units, common stock and warrants as reported on the American Stock Exchange or the NASDAQ Global Market, as applicable, for each quarter during the last two fiscal years.

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
2006 First Quarter	$11.84	$7.06	$5.50	$0.67	$17.16	$7.70
2006 Second Quarter	12.87	9.30	6.64	3.35	19.25	13.00
2006 Third Quarter	10.77	8.65	4.40	2.84	14.60	11.70
2006 Fourth Quarter(1)	12.25	8.55	6.05	2.75	17.44	12.39
2007 First Quarter	10.66	8.76	4.74	3.14	14.56	11.80
2007 Second Quarter	10.30	8.62	4.50	3.11	15.36	11.86
2007 Third Quarter	8.26	6.27	2.91	1.80	10.93	8.10
2007 Fourth Quarter	6.34	3.06	1.78	0.54	8.41	3.72

(1)	Our common stock warrants and units commenced trading on the NASDAQ Global Market on November 29, 2006.

We have not historically paid any cash dividends. We intend to continue to retain earnings for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future.

As of March 7, 2008, there was one holder of record of our units, 100 holders of record of our common stock and one holder of record of our warrants.

Performance Graph

The following graph compares our cumulative total stockholder return since June 30, 2005 with the cumulative total return of (i) the NASDAQ Global Market and (ii) the Russell 2000 Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on July 28, 2005.

	7/05	9/05	12/05	3/06	6/06	9/06	1/07	3/07	6/07	9/07	1/08
Jamba Inc.	100.00	101.57	101.85	145.79	141.23	126.96	138.94	130.96	130.39	100.29	52.78
NASDAQ Composite	100.00	105.55	108.41	115.74	107.70	112.34	120.80	121.18	129.86	135.26	131.68
Russell 2000	100.00	104.69	105.88	120.64	114.58	115.08	125.33	127.77	133.41	129.28	123.36

ITEM 6.	SELECTED FINANCIAL DATA

The table below summarizes the Company’s recent financial information. The historical information was derived from the audited consolidated financial statements of Jamba, Inc. and subsidiary for the fiscal year ended January 1, 2008, January 9, 2007, the transition period of January 1 through January 10, 2006 and the period beginning with Jamba, Inc.’s inception (January 6, 2005) through December 31, 2005. The information for Jamba, Inc. for the fiscal year ended January 9, 2007 includes the operations for Jamba Juice Company from November 29, 2006 through January 9, 2007. The data set forth below should be read in conjunction with the consolidated financial statements and notes thereto in Item 8 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

(In thousands, except share data and per share amounts)

Statement of Operations Data

	Fiscal Year Ended January 1, 2008(1)	Fiscal Year Ended January 9, 2007(2)	Period from January 1, 2006 to January 10, 2006	Period from January 6, 2005 (inception) to December 31, 2005
Revenue:
Company stores	$306,035	$22,064	$—	$—
Franchise and other revenue	11,174	1,051	—	—

Total revenue	317,209	23,115	—	—

Operating expenses:
Cost of sales	84,226	6,039	—	—
Labor costs	102,661	8,524	—	—
Occupancy costs	37,458	3,590	—	—
Store operating expense	40,449	4,222	—	—
Depreciation and amortization	19,168	1,878	—	—
General and administrative expense	48,384	6,195	—	—
Store pre-opening expense	5,863	285	—	—
Other operating expense	6,567	675	—	—
Goodwill and other intangible asset impairment	200,624	—	—	—
Formation and operating costs	—	—	6	197

Total operating expenses	545,400	31,408	6	197

Loss from operations	(228,191)	(8,293)	(6)	(197)

Other income (expense):
Gain (loss) on derivative liabilities	59,424	(57,383)	173	2,125
Interest income	3,517	4,177	92	1,453
Interest expense	(181)	(71)	—	—

Total other income (expense)	62,760	(53,277)	265	3,578

Income (loss) before income taxes	(165,431)	(61,570)	259	3,381
Income tax benefit (expense)	52,135	2,544	38	(85)

Net income (loss)	$(113,296)	$(59,026)	$297	$3,296

Weighted-average shares used in the computation of earnings per share:
Basic	52,323,898	24,478,384	21,000,000	11,777,489
Diluted	52,323,898	24,478,384	23,703,268	13,049,709
Earnings (loss) per share:
Basic	$(2.17)	$(2.41)	$0.01	$0.28
Diluted	$(2.17)	$(2.41)	$0.01	$0.25

(1)	Due to the Company’s change in fiscal year, the fiscal year ended January 1, 2008 contains the results of operations for a 51-week year.

(2)

The information for the Company for the fiscal year ended January 9, 2007 includes operations for Jamba Juice Company from November 29, 2006 through January 9, 2007. The information is only a summary and should be read in conjunction with the historical consolidated financial statements and related notes. Proforma information can be found in the Management’s Discussion and Analysis.

Balance Sheet Data (at period end)

	January 1, 2008	January 9, 2007	January 10, 2006	December 31, 2005
Cash and cash equivalents	$23,016	$87,379	$977	$977
Cash held in trust	—	—	128,266	128,174
Total assets	276,176	467,553	129,339	129,208
Total liabilities, including $25,241 of common stock subject to possible redemption as of January 10, 2006 and December 31, 2005	92,668	181,678	39,232	39,398
Total stockholders’ equity	183,508	285,875	90,107	89,810
Total liabilities and stockholders’ equity	276,176	467,553	129,339	129,208

Jamba Juice Company

The historical information was derived from the audited consolidated financial statements of Jamba Juice Company as of November 28, 2006 and for the period from June 28, 2006 through November 28, 2006 and as of and for the fiscal years ended June 27, 2006, June 28, 2005, June 29, 2004 (53 weeks), and June 24, 2003. The information is only a summary and should be read in conjunction with the historical consolidated financial statements and related notes. The historical results included below are not indicative of the future performance of Jamba Juice Company.

(In thousands)

	Period From June 28, 2006 to November 28, 2006	Fiscal Years Ended(1)
		June 27, 2006	June 28, 2005	June 29, 2004	June 24, 2003
Consolidated Statements of Operations Data:
Revenue:
Company stores	$116,967	$243,668	$202,073	$165,856	$129,960
Franchise and other revenue	4,894	9,337	6,976	6,922	5,424

Total revenue	121,861	253,005	209,049	172,778	135,384

Operating expenses:
Cost of sales	29,983	61,034	51,299	39,253	30,497
Labor costs	37,078	79,664	67,327	55,441	42,155
Occupancy costs	12,672	26,982	21,119	14,486	12,364
Store operating expense	13,208	28,920	26,525	19,819	15,432
Depreciation and amortization	5,946	12,905	10,355	7,719	7,511
General and administrative expense	14,773	30,011	25,113	23,278	17,631
Store pre-opening expense	1,031	2,677	3,077	2,659	969
Other operating expense	2,093	4,145	1,399	4,939	8,678

Total operating expenses	116,784	246,338	206,214	167,594	135,237

Other income (expense):
Interest income	79	115	51	59	79
Interest expense	(382)	(1,203)	(829)	(547)	(395)

Total other expense	(303)	(1,088)	(778)	(488)	(316)

Income (loss) before income taxes	4,774	5,579	2,057	4,696	(169)
Income tax expense (benefit)	2,558	2,601	1,972	(12,250)	(820)

Net income	$2,216	$2,978	$85	$16,946	$651

Selected Balance Sheet Data (at period end):
Total assets	$114,915	$106,102	$93,267	$72,172	$51,447
Long-term debt and other	12,054	11,242	22,365	11,386	11,560
Total liabilities	74,993	68,801	59,513	39,034	35,257
Convertible redeemable preferred stock	52,162	52,162	52,162	52,162	52,162
Total common stockholders’ deficit	(12,240)	(14,861)	(18,408)	(19,024)	(35,972)
Total liabilities and common stockholders’ deficit	114,915	106,102	93,267	72,172	51,447

(1)	Fiscal 2004 includes 53 weeks. All other fiscal years are 52 week periods.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

JAMBA, INC. OVERVIEW

Jamba, Inc. (formerly called Services Acquisition Corp. International, “SACI”) is a holding company and through its wholly-owned subsidiary, Jamba Juice Company, owns and franchises Jamba Juice stores. The Company believes it is the leading retailer of premium quality blended-to-order fruit smoothies, squeezed-to-order juices blended beverages and healthy snacks. As of January 1, 2008, the Company had 707 stores, of which 501 were Company-owned (“Company Stores”) and 206 were franchisee-owned.

Jamba, Inc. acquired Jamba Juice Company on November 29, 2006 through a merger transaction. The merger transaction was accounted for as a purchase business combination with Jamba, Inc. acquiring Jamba Juice Company.

We are providing results of operations for both the Company and Jamba Juice Company. Our results of operations are presented for four fiscal periods from the date of inception, which was January 6, 2005, to our most recent fiscal year end, which was January 1, 2008. The most recent of the four fiscal periods is our fiscal year ended January 1, 2008. The prior period presented is our fiscal year ended January 9, 2007, which, because of our acquisition of Jamba Juice Company on November 29, 2006, include the operations of Jamba Juice Company for a six-week period from November 29, 2006 to January 9, 2007. The third fiscal period presented is the ten day transition period from January 1, 2006 to January 10, 2006 which resulted from our initial change in fiscal year which we had implemented with the acquisition. Finally, the fourth fiscal period covered is from our date of inception, January 6, 2005, to December 31, 2005, which was our fiscal 2005 year end.

Effective June 7, 2007, the Company changed its fiscal year, from the second Tuesday following December 31 to the Tuesday closest to December 31. In fiscal 2007, the Tuesday closest to December 31 was January 1, 2008. The first fiscal quarter is sixteen weeks, the second and third quarters are twelve weeks, and the fourth quarter is twelve or thirteen weeks. On a going forward basis, the Company will therefore have a 52 or 53 week fiscal year. Because of the new fiscal year calendar, the fourth quarter of fiscal 2007 was an eleven-week period. The Company believes that the one week difference in our fiscal year change is insignificant for comparison purposes and would not be material to reporting the overall financial condition or operating results of the Company as a whole. Unless otherwise stated, references to years in the report relate to fiscal years rather than to calendar years. The following fiscal periods are presented in this report.

Fiscal Period	Period Covered	Weeks
Fiscal Year 2007	January 10, 2007 to January 1, 2008	51
Fiscal Year 2006	January 11, 2006 to January 9, 2007	52
Transition Period	January 1, 2006 to January 10, 2006
Fiscal Year 2005	January 6, 2005 (inception) to December 31, 2005	51

EXECUTIVE OVERVIEW

Fiscal 2007 proved to be a year of opportunities, accomplishments, and challenges.

Fiscal 2007 Opportunities:

Jamba Juice Company was a private company prior to being acquired by us. Jamba Juice Company had not raised capital since 2001 and had financed its growth for several years prior to the acquisition primarily from cash from operations and a line of credit. As a result of the acquisition, we started fiscal 2007 with equity capital allowing us the opportunity to, among other things, accelerate development of new Company Stores, build an infrastructure foundation to support accelerated growth, and engage in brand development activities to position ourselves not just as a “smoothie company” but rather as a “healthy lifestyle company.”

We viewed fiscal 2007 as a transitional year as we took steps to capture this opportunity. As described more fully below, these steps resulted in both accomplishments and the identification of areas of challenge. For fiscal 2008, our priority is to use this knowledge to help strengthen the economics of our business.

Fiscal 2007 Accomplishments:

We focused our 2007 business strategy on strengthening our relationship with our customers, providing increased accessibility to our customers and improving profitability and operations. While pursuing our strategy of strengthening the relationship with our customers, we:

•	promoted innovative products relevant to individuals striving for a healthy lifestyle, including the Jamba Light smoothie platform and the new Jamba Functionals smoothie platform.

•	introduced a cold breakfast platform in certain markets that helped to attract new and existing customers to the breakfast day part and paved the way for our planned system-wide roll out in 2008.

•	developed hot breakfast Stuff’d Pockets that we plan to test in select markets in 2008.

•	developed a new line of baked goods that we plan to roll out system-wide in 2008.

•	generated a three-year pipeline of new and innovative products and concepts to help maintain relevance with our customers.

•	developed and tested a new, improved and simplified menu board, which we plan to roll out in 2008.

•	developed a new brand identity system via cohesive and improved graphics and other communication tools in order to better embrace and communicate the unique Jamba offering.

•	improved speed of service by training and improved operating procedures.

While pursuing our strategy of increasing accessibility to our customers, we:

•	opened 129 new system-wide stores, including 99 Company Stores and 30 franchisee-owned stores.

•	announced an exclusive worldwide licensing agreement with Nestlé USA to produce and distribute a line of healthy ready-to-drink beverages under the Jamba brand name in 2008.

•	expanded the number of our store-within-store concepts with Safeway, Inc. and locations at universities and airports.

While pursuing our strategy of improving profitability and/or operations, we:

•	acquired 34 Jamba Juice stores from franchisees.

•	significantly reduced general manager turnover.

•	implemented a new food cost system to, among other things, improve inventory management.

•	delivered new and improved shift supervisor (“lead”) level training.

Fiscal 2007 Challenges:

In fiscal 2007, we embarked on an aggressive plan to invest in infrastructure and increase brand presence in order to build the foundation for accelerated growth over the coming years. That plan was based on achieving strong comparable stores sales, strong initial sales volumes of new Company Stores, strong store-level cash flow and leverage of our infrastructure investments. While progress was made in these areas, for a number of reasons, we did not achieve our expectations.

Comparable Store Sales. Company Stores and franchisee-owned comparable store sales are a key business metric. We review the increase and decrease in comparable stores sales compared with the same period in the prior year to assess business trends and make certain business decisions. Comparable store sales are calculated using sales of stores open at least thirteen full fiscal periods. While we were pleased with our comparable store sales growth outside of California, comparable sales within California did not meet our expectations, which we believe is a reflection of lower traffic volumes driven primarily by unfavorable weather conditions and a challenging economic environment.

Initial Sales Volumes of New Company Stores. In forecasting Company Stores sales, unlike other quick, casual restaurants which open with higher initial “honeymoon” period sales, our stores tend to open with lower sales volumes and build sales volumes over time, particularly in new markets. As a result, new Company Stores tend to adversely impact our financial results. In fiscal 2007, we opened 99 new Company Stores, thus further contributing to weaknesses in our business performance.

Infrastructure Leverage. In fiscal 2007, we increased general and administrative expenses in order to build for the future. In fiscal 2007, these expenses included expanding our research and development team and greater marketing outside of the “four walls” of our stores, as well as costs such as those associated with the Merger, the move of our headquarters, legal and accounting costs associated with preparation of first-time post-merger public company filings with the Securities and Exchange Commission and costs associated with the internal control requirements of the Sarbanes-Oxley Act of 2002. Fiscal 2007 store sales not achieving planned levels compounded the deleveraging of these costs as a percentage of total revenue.

Goodwill and Other Intangible Asset Impairment—The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. As required by SFAS No. 142, the Company tests for goodwill impairment annually (at year-end) or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The required two-step approach uses accounting judgments and estimates of future operating results. Changes in estimates or the application of alternative assumptions could produce significantly different results. Impairment testing is done at a reporting unit level. An impairment loss generally is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue growth, discount rate, public market trading multiples and control premiums. The fair value of the reporting unit is reconciled to the Company’s market capitalization plus an estimated control premium.

Trademarks are not subject to amortization and are tested for impairment annually (at year-end), or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performed its test for impairment on trademarks by comparing the fair value of the trademarks to their carrying amounts. An impairment loss is generally recognized when the carrying amount of the trademarks is less than the fair value. The fair value of trademarks was estimated using the income approach-relief from royalty method, which is based on the projected cost savings attributable to the ownership of the trademarks.

As a result of the evaluation of goodwill and trademarks, the Company recorded a non-cash impairment charge of $111.0 million and $89.6 million related to goodwill and trademarks, respectively, in fiscal 2007. Future changes in the market or a decline in business conditions could result in further impairment charges related to trademarks.

Intangible assets subject to amortization (primarily franchise agreements, employment/nonsolicitation agreements, reacquired franchise rights and a favorable lease portfolio) are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Intangible assets are amortized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. Useful lives for the franchise agreements and employment agreements are 13.4 years and 4.0 years, respectively. The useful life of reacquired franchise rights represents the remaining term of the franchise agreement. The useful life of the favorable lease portfolio is based on the related lease term.

The Company performed impairment tests on its intangible assets subject to amortization as of January 1, 2008 and no impairment loss was recognized in fiscal 2007.

Fiscal 2008 and Beyond:

Despite the challenges of fiscal 2007, we are optimistic for the long-term. We believe Jamba Juice offers a unique combination of experiences that are unlike other food concepts, including making healthy living easier without sacrificing great taste, an emphasis on fruit as the core, a vibrant in-store experience, and a commitment to the efficacy of our products.

We expect a slowing economy in fiscal 2008, which may lead to a cost-conscious consumer to be more selective in the restaurants visited. We believe the investments made in fiscal 2007 to improve customer relevance and accessibility will pay off through improved comparable store sales and higher initial sales volumes of Company Stores. For example, initiatives such as the On-The-Go Breakfast platform, the new menu board and the Jamba ready-to-drink licensed beverages are expected to positively contribute to comparable store sales.

Given the challenging economic conditions, current customer frequency rates, current store level cash flow margins and our commitment and desire to ensure that our new initiatives are operationally executed at a high level, we believe it is prudent to moderate our capital spending. Accordingly, we believe it is appropriate to moderate new store growth for 2008 to 45-55 Company Stores.

In fiscal 2008, we expect continued cost pressures on our business from increases in wages, commodities and other operating expenses. We have undertaken several projects, including the modification of our training program and the deployment of various supply chain rationalization projects in our efforts to proactively mitigate these anticipated cost pressures. Over time, we also believe there are ways to expand our product offerings into lower cost, complementary products which should further improve our margin. If our initiatives are successful, we believe the combination of improved sales performance from our investments, while maintaining, and ultimately lowering, labor and costs should positively impact operating profit.

In fiscal 2008, we will reevaluate our general and administrative infrastructure to ensure we are optimizing our resources. We anticipate that, similar to other companies, we will find ways to reallocate resources in order to deploy them in the most productive areas. In addition, management believes there are opportunities to leverage our fixed costs. Accordingly, reducing general and administrative spending as a percentage of our total revenue will be a high priority in fiscal 2008.

RESULTS OF OPERATIONS

In the results of operations section that follows, in providing an analysis of operating results for fiscal 2007 as compared to fiscal 2006, we have included the results for fiscal 2006 on both a reported and proforma basis. This presentation reflects the fact that the reported results for the Company prior to date of the Merger, November 29, 2006, reflect only the results of SACI. Accordingly, to facilitate an understanding of the Company’s trends and ongoing performance, the Company has presented proforma results below for fiscal 2006 in addition to the reported results for this year. The proforma results for fiscal 2006 gives effect to the Merger as if it had occurred at the beginning of fiscal 2006. Thus, the proforma results include both SACI and Jamba Juice

Company results for the entire fiscal 2006 period. A reconciliation of proforma amounts has been included under the heading “Proforma Reconciliation.”

We have not included the results of fiscal 2005 or the Transition Period on a similar proforma basis. Instead, we are providing only the reported results of operations for both the Company and Jamba Juice Company separately. For the Company, in addition to the operating results for fiscal 2007 and fiscal 2006 (both reported and proforma), we are presenting our results of operations for the Transition Period and fiscal 2005. For Jamba Juice Company, we are providing results of operations for a twenty-two week period from June 27, 2006, which was the completion of Jamba Juice Company’s 2006 fiscal year, to consummation of the Merger on November 29, 2006. We are also providing Management’s Discussion and Analysis for Jamba Juice Company’s fiscal years ended June 27, 2006 and June 28, 2005, respectively.

The discussion that follows should be read in conjunction with the consolidated financial statements and notes thereto.

Jamba, Inc. consolidated results of operations for fiscal 2007 and 2006, presented on both a reported and proforma basis are summarized below.

(In thousands, except share data and per share amounts)

	As Reported		Proforma
	Fiscal Year Ended January 1, 2008	Fiscal Year Ended January 9, 2007	Fiscal Year Ended January 9, 2007
Revenue:
Company stores	$306,035	$22,064	$258,274
Franchise and other revenue	11,174	1,051	10,771

Total revenue	317,209	23,115	269,045

Operating expenses:
Cost of sales	84,226	6,039	66,385
Labor costs	102,661	8,524	83,778
Occupancy costs	37,458	3,590	30,905
Store operating expense	40,449	4,222	30,844
Depreciation and amortization	19,168	1,878	14,446
General and administrative expense	48,384	6,195	35,318
Store pre-opening expense	5,863	285	2,687
Other operating expense	6,567	675	7,874
Goodwill and other intangible asset impairment	200,624	—	—

Total operating expenses	545,400	31,408	272,237

Loss from operations	(228,191)	(8,293)	(3,192)

Other income (expense):
Gain (loss) on derivative liabilities	59,424	(57,383)	(57,383)
Interest income	3,517	4,177	3,699
Interest expense	(181)	(71)	(178)

Total other income (expense)	62,760	(53,277)	(53,862)

Loss before income taxes	(165,431)	(61,570)	(57,054)
Income tax benefit (expense)	52,135	2,544	(404)

Net loss	$(113,296)	$(59,026)	$(57,458)

Weighted-average shares used in the computation of earnings per share:
Basic	52,323,898	24,478,384	51,880,141
Diluted	52,323,898	24,478,384	51,880,141

Loss per share:
Basic	$(2.17)	$(2.41)	$(1.11)
Diluted	$(2.17)	$(2.41)	$(1.11)

PROFORMA RECONCILIATION

The following tables provide a reconciliation from the as reported results to the proforma results presented above for Jamba, Inc. for the fiscal year ended January 9, 2007.

	Fiscal Year Ended January 9, 2007
	As Reported	Pre-merger Activity(1)	Adjustments		Proforma
Revenue:
Company stores	$22,064	$236,210	$—		$258,274
Franchise and other revenue	1,051	9,720	—		10,771

Total revenue	23,115	245,930	—		269,045

Operating expenses:
Cost of sales	6,039	60,346	—		66,385
Labor costs	8,524	75,254	—		83,778
Occupancy costs	3,590	25,759	1,556	(2)	30,905
Store operating expense	4,222	26,622	—		30,844
Depreciation and amortization	1,878	11,951	617	(3)	14,446
General and administrative expense	6,195	28,753	370	(4)	35,318
Store pre-opening expense	285	2,402	—		2,687
Other operating expense	675	5,115	2,084	(5)	7,874

Total operating expenses	31,408	236,202	4,627		272,237

Income (loss) from operations	(8,293)	9,728	(4,627)		(3,192)

Other income (expense):
Loss from derivative liabilities	(57,383)	—	—		(57,383)
Interest income	4,177	140	(618	)(6)	3,699
Interest expense	(71)	(1,010)	903	(7)	(178)

Total other income (expense)	(53,277)	(870)	285		(53,862)

Income (loss) before income taxes	(61,570)	8,858	(4,342)		(57,054)
Income tax benefit (expense)	2,544	(4,685)	1,737	(8)	(404)

Net income (loss)	$(59,026)	$4,173	$(2,605)		$(57,458)

Weighted-average shares used in the computation of earnings (loss) per share:
Basic	24,478,384		27,401,757	(9)	51,880,141
Diluted	24,478,384		27,401,757	(9)	51,880,141
Loss per share:
Basic	$(2.41)				$(1.11)
Diluted	$(2.41)				$(1.11)

(1)	Pre-merger activity represents results of operations of Jamba Juice Company from January 11, 2006 to November 28, 2006.

(2)	Adjustment to include the effect of the acquisition write off of deferred rent balances.

(3)	Adjustment to include the effect of amortization of acquisition related intangible assets.

(4)

Adjustment to include the effect of non-cash stock-based compensation expense related to stock options and restricted stock awards granted, net of reversal of transaction costs expensed by Jamba Juice Company.

(5)	Adjustment to include the effect of acquisition write down of our jambacard liability.

(6)	Adjustment to include the effect of interest income from purchase transaction.

(7)	Adjustment to include the effect of interest expense from purchase transaction.

(8)	Income tax effect of adjustments.

(9)	Adjustment to include the effect of common stock issued in connection with the purchase transaction.

JAMBA, INC. RESULTS OF OPERATIONS—FISCAL 2007 COMPARED TO FISCAL 2006 (AS REPORTED AND PROFORMA)

Revenue

(in 000’s)

	As Reported				Proforma
	Year Ended January 1, 2008	% of Revenue	Year Ended January 9, 2007	% of Revenue	Year Ended January 9, 2007	% of Revenue
Revenue:
Company stores	$306,035	96.5%	$22,064	95.5%	$258,274	96.0%
Franchise and other revenue	11,174	3.5%	1,051	4.5%	10,771	4.0%

Total revenue	$317,209	100.0%	$23,115	100.0%	$269,045	100.0%

Total revenue is comprised of revenue from Company Stores and royalties and fees from stores owned by franchisees. Total revenue for fiscal 2007 was $317.2 million, as compared to revenue of $23.1 million (reported) and $269.0 million (proforma) for fiscal 2006. The increase was primarily associated with the opening of 99 Company Stores in fiscal 2007, the acquisition of 34 stores from franchisees in fiscal 2007 and seven stores from a franchisee in the fourth quarter of fiscal 2006 and menu price increases taken during fiscal 2007. Company Stores comparable sales for fiscal 2007 increased by 0.5% versus fiscal 2006 (proforma) which was impacted by lower California Company Store comparable sales and the closing of five Company Stores in fiscal 2007.

Company Store revenue is primarily from smoothie and juice sales and for fiscal 2007 was $306.0 million. The number of Company Stores as of January 1, 2008 was 501 stores, up from 373 stores as of January 9, 2007.

Franchise and other revenue for fiscal 2007 was $11.2 million, as compared to revenues of $1.1 million (reported) and $10.8 million (proforma) for fiscal 2006. These amounts include franchise royalties of $7.2 million in fiscal 2007, as compared to franchise royalties of $0.5 million (reported) and $5.8 million (proforma) for fiscal 2006 and franchise support revenues of $2.9 million for fiscal 2007, as compared to franchise support revenues of $0.4 million (reported) and $3.8 million (proforma) for fiscal 2006. The increase in franchise royalties on a proforma basis is due primarily to the recognition of $1.6 million of deferred royalties from JJC Florida, LLC in fiscal 2007. Franchise support revenues relate to fees and reimbursements that the Company received for franchise employee support provided to a joint venture in Florida, known as JJC Florida LLC, which owns 13 stores, and a Midwest franchisee whose stores we acquired in fiscal 2006.

Cost of Sales

(in 000’s)

	As Reported				Proforma
	Year Ended January 1, 2008	% of Company Store Revenue	Year Ended January 9, 2007	% of Company Store Revenue	Year Ended January 9, 2007	% of Company Store Revenue
Cost of sales	$84,226	27.5%	$6,039	27.4%	$66,385	25.7%

Cost of sales is mostly comprised of fruit, dairy and other products used to make smoothies and juices, as well as paper products. The increase of cost of sales as a percentage of Company Stores revenues is primarily associated with higher fresh orange, orange juice and dairy ingredient costs, increased freight costs and coupons issued in support of the roll out of new products in fiscal 2007. Also contributing to the increase in cost of sales was a higher sales mix of products with higher cost.

Labor Costs

(in 000’s)

	As Reported				Proforma
	Year Ended January 1, 2008	% of Company Store Revenue	Year Ended January 9, 2007	% of Company Store Revenue	Year Ended January 9, 2007	% of Company Store Revenue
Labor costs	$102,661	33.5%	$8,524	38.6%	$83,778	32.4%

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll and training costs, and other payroll-related items. The increase of labor costs as a percentage of Company Stores revenue on a proforma basis is primarily associated with federal and state minimum wage increases and decreased leverage due to lower California Company Stores comparable sales, partially offset by menu price increases taken in fiscal 2007. On a reported basis, labor costs decreased as a percentage of Company Store revenue in fiscal 2007 as compared to fiscal 2006 as a result of prior year deleverage resulting from lower sales in the slower Winter months, which include the six week period from the Merger to the end of fiscal 2006.

Occupancy Costs

(in 000’s)

	As Reported				Proforma
	Year Ended January 1, 2008	% of Company Store Revenue	Year Ended January 9, 2007	% of Company Store Revenue	Year Ended January 9, 2007	% of Company Store Revenue
Rent	$30,224		$2,906		$25,142
Common area maintenance, real estate taxes, and insurance	7,234		684		5,763

Total occupancy costs	$37,458	12.2%	$3,590	16.3%	$30,905	12.0%

Occupancy costs include both fixed and variable portions of rent, real estate taxes, property insurance and common area maintenance charges for all Company Store locations. The decrease of occupancy costs as a percentage of Company Stores revenue on a proforma basis is primarily associated with occupancy costs in certain geographic regions outpacing initial sales volumes of new Company Stores in those regions. On a reported basis, occupancy costs decreased in fiscal 2007 as compared to fiscal 2006 as a result of prior year deleverage resulting from lower sales in the slower Winter months, which include the six week period from the Merger to the end of fiscal 2006.

Store Operating Expenses

(in 000’s)

	As Reported				Proforma
	Year Ended January 1, 2008	% of Company Store Revenue	Year Ended January 9, 2007	% of Company Store Revenue	Year Ended January 9, 2007	% of Company Store Revenue
Marketing expenses	$9,600		$1,599		$5,338
Utilities	9,325		748		7,700
Repairs and maintenance	4,144		455		3,016
Credit card fees	3,504		260		2,592
Other	13,876		1,160		12,198

Total store operating expenses	$40,449	13.2%	$4,222	19.1%	$30,844	11.9%

Store operating expenses consist primarily of various store-level costs such as repairs and maintenance, refurbishments, cleaning supplies, bank charges, utilities and marketing. The increase of store operating expenses as a percentage of Company Stores revenue on a proforma basis is primarily associated with the increase in marketing expenses to support our fiscal 2007 product initiatives and increased credit card fees due to increasing jambacard sales, combined with decreased leverage due to lower California Company Store comparable sales, partially offset by menu price increases taken during fiscal 2007. Looking forward, we expect increases in credit card fees to continue, which is expected to be offset by leverage from higher sales. On a reported basis, store operating expenses decreased in fiscal 2007 as compared to fiscal 2006 as a result of prior year deleverage resulting from lower sales in the slower Winter months, which include the six week period from the Merger to the end of fiscal 2006.

Depreciation and Amortization

(in 000’s)

	As Reported				Proforma
	Year Ended January 1, 2008	% of Total Revenue	Year Ended January 9, 2007	% of Total Revenue	Year Ended January 9, 2007	% of Total Revenue
Depreciation and amortization	$19,168	6.0%	$1,878	8.1%	$14,446	5.4%

Depreciation and amortization expenses include the depreciation and amortization of fixed assets and the amortization of intangible assets. The increase in depreciation and amortization expenses as a percentage of total revenues on a proforma basis was primarily due to the additional depreciation on the 99 new Company Stores opened in fiscal 2007; the Company’s acquisitions of 34 stores from its franchisees in fiscal 2007 and seven stores from a franchisee in the fourth quarter of fiscal 2006; and the opening of 49 Company Stores in fiscal 2006 combined with decreased leverage due to lower California Company Store comparable store sales, partially offset by menu price increases taken during fiscal 2007. On a reported basis, depreciation and amortization decreased in fiscal 2007 as compared to fiscal 2006 as a result of prior year deleverage resulting from lower sales in the slower Winter months, which include the six week period from the Merger to the end of fiscal 2006.

General and Administrative Expenses

(in 000’s)

	As Reported				Proforma
	Year Ended January 1, 2008	% of Total Revenue	Year Ended January 9, 2007	% of Total Revenue	Year Ended January 9, 2007	% of Total Revenue
Wages and payroll related expenses	$26,586		$2,694		$20,947
Accounting and legal fees	6,724		1,189		3,499
Stock-based compensation	4,214		508		508
Outside services	3,068		571		2,378
Other	7,792		1,233		7,986

Total general and administrative expenses	$48,384	15.3%	$6,195	26.8%	$35,318	13.1%

General and administrative expenses include costs associated with the Company’s support center in Emeryville, CA, field supervision, recruiting, training, human resources, and local marketing personnel, as well as bonuses, legal and professional fees and stock-based compensation. The increase in general and administrative expenses on a proforma basis as a percentage of total revenue is primarily due to the planned increase in infrastructure to build for future store growth combined with costs such as those associated with the Merger, the move of the support center from San Francisco, CA to Emeryville, CA, legal and accounting costs associated with the preparation of first-time post-merger public company filings with the Securities and Exchange Commission and costs associated with the internal control requirements of the Sarbanes-Oxley Act of 2002. In addition, we also experienced decreased leverage due to lower California Company Store comparable store sales, partially offset by menu price increases taken during fiscal 2007. On a reported basis, general and administrative expense as a percentage of total revenue decreased in fiscal 2007 as compared to fiscal 2006 as a result of prior year deleverage resulting from lower sales in the slower Winter months, which include the six week period from the Merger to the end of fiscal 2006, and as a result of transaction costs associated with the Merger in the prior year. We anticipate general and administrative expenses as a percentage of total revenue will decrease in fiscal 2008.

Store Pre-opening Expense

(in 000’s)

	As Reported				Proforma
	Year Ended January 1, 2008	% of Total Revenue	Year Ended January 9, 2007	% of Total Revenue	Year Ended January 9, 2007	% of Total Revenue
Store pre-opening expense	$5,863	1.8%	$285	1.2%	$2,687	1.0%

Store pre-opening costs are largely expenses incurred for training new store personnel and pre-opening marketing costs. The increase in store pre-opening costs as a percentage of total revenue on a proforma basis is primarily associated with 99 new Company Stores openings in fiscal 2007, decreased leverage due to lower California Company Store comparable store sales, partially offset by menu price increases taken during fiscal 2007.

Other Operating Expense

(in 000’s)

	As Reported				Proforma
	Year Ended January 1, 2008	% of Total Revenue	Year Ended January 9, 2007	% of Total Revenue	Year Ended January 9, 2007	% of Total Revenue
Other operating expense	$6,567	2.1%	$675	2.9%	$7,874	2.9%

Other operating expenses consist primarily of franchise support expenses, losses on disposals, asset impairment and store closures, amortization of jambacard liability, offset by income from jambacard breakage. These amounts include $2.8 million for fiscal 2007 and $0.7 million (reported) and $4.0 million (proforma) for fiscal 2006, for franchise support expenses, which are costs associated with franchise employee support provided to JJC Florida LLC, which owns 13 stores, and a Midwest franchisee whose stores we acquired in the fourth quarter of fiscal 2006. Franchise support expenses are offset by franchise support revenue, which is recorded in franchise and other revenue. Also contributing to other operating expenses were losses on disposal of assets of $1.2 million in fiscal 2007 and $0.6 million (reported) and $1.9 million (proforma) in fiscal 2006, asset impairment of $1.6 million in fiscal 2007 and $0 (reported) and $1.2 million (proforma) in fiscal 2006, and amortization of jambacard liability of $2.1 million in fiscal 2007 and $0 (reported) and $0 million (proforma) in fiscal 2006. Offsetting these costs was $1.5 million in fiscal 2007 and $0.3 million (reported) and $1.1 million (proforma) in fiscal 2006 of income recognized from unredeemed jambacards.

Goodwill and Other Intangible Assets

Goodwill impairment of $111.0 million and other intangible asset impairment of $89.6 million was recorded in fiscal 2007 to reflect the impairment losses related to the difference between the fair value and recorded value for goodwill and trademarks. For more information, please see the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. No goodwill or trademark impairment was recognized by the Company on a proforma or reported basis in fiscal 2006.

Other Income (Expense)

Gain from derivative instruments of $59.4 million and loss of $57.4 million (reported) for fiscal 2007 and fiscal 2006, respectively, represents the unrealized gain or loss due to the change in the fair value of the Company’s warrants. The Company’s warrants are recorded as derivative liabilities, instead of equity instruments. For more information, please see the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Interest income decreased to $3.5 million for fiscal 2007 from $4.2 million (reported) and $3.7 million (proforma) for fiscal 2006. Interest income represents interest earned on cash held in the Company’s investment account. The decrease in interest income was primarily due to the deployment of cash to fund new Company Stores openings and the acquisition of stores from franchisees. Cash on hand as of January 1, 2008 was $23.0 million.

Income Tax Benefit (Expense)

The Company’s income tax benefit (expense) was $52.1 million in fiscal 2007 and $2.5 million (reported) and $(0.4) million (proforma) in fiscal 2006. The effective tax rates were (31.5)%, (4.1)% and 0%, respectively. The two most significant items affecting the Company’s effective tax rate for fiscal 2007 are the unrealized gain on our derivative liability of $59.4 million and the impairment of goodwill of $91.5 million which is the portion of the goodwill impairment that does not have a future tax benefit. The most significant item affecting the 2006 effective tax rate was the unrealized loss on our derivative liability of $57.4 million. The unrealized change in the fair value of derivatives and the impairment of goodwill recorded in the consolidated financial statements do not result in taxable income or tax deductible expenses.

JAMBA, INC. RESULTS OF OPERATIONS FOR JANUARY 1, 2006 TO JANUARY 10, 2006

The 10-day transition period of the Company from January 1, 2006 to January 10, 2006 is not material to the consolidated financial statements as a whole. During this 10-day period, we earned approximately $92,000 in interest income from cash held in the Company’s trust account and recorded a gain on derivative liabilities of $173,000 representing the change in fair value of the Company’s warrants.

JAMBA, INC. RESULTS OF OPERATIONS FROM JANUARY 6, 2005 (INCEPTION) TO DECEMBER 31, 2005

As noted above, the Company’s results of operations for fiscal 2005 do not include the results of Jamba Juice Company. The Company was formed on January 6, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar merger with an operating business that provides services. From January 6, 2005 (inception) until December 31, 2005, we had net income of approximately $3.3 million, derived from dividend and interest income of $1.5 million and a gain on derivative liabilities of $2.1 million, less operating expenses of $197,000 and income tax provision of $85,000.

On July 6, 2005, we consummated our initial public offering of 15,000,000 units. On July 7, 2005, we consummated the closing of an additional 2,250,000 units that were subject to the underwriters’ over-allotment option. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $6.00. Our common stock and warrants started trading separately as of July 28, 2005. We account for the warrants as derivative liabilities, instead of an equity instrument.

The net proceeds from the sale of the Company’s units, after deducting certain offering expenses of approximately $1.9 million, including $1.2 million of the underwriters’ non-accountable expense allowance of 1% of the gross proceeds (excluding the proceeds from the underwriters’ over-allotment), and underwriting discounts of approximately $8.3 million, were approximately $127.9 million. Of this amount, $126.7 million was placed in trust and the remaining $1.2 million was held outside of the trust. The remaining proceeds were available to be used to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Substantially all of the net proceeds of the initial public offering were used to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business and structuring, negotiating and consummating the Merger.

Commencing on July 6, 2005 and ending upon the acquisition of Jamba Juice Company, we incurred a fee of $4,875 per month for office space and certain other additional services from SB Management Corp., an affiliate of Steven R. Berrard, our chairman of the board, and a fee of $2,625 per month for general and administrative services including secretarial support from Mercantile Companies, Inc., an affiliate of I. Steven Edelson, our former vice chairman and vice president, and Nathaniel Kramer, one of our former directors. In addition, in January, March and June 2005, Messrs. Berrard, Edelson, Kramer and Thomas E. Aucamp, our former vice presidents and directors, loaned us an aggregate of $160,000 for payment on our behalf of offering expenses. These loans were repaid following our initial public offering from the proceeds of the offering.

JAMBA JUICE COMPANY OVERVIEW

The following is a discussion of Jamba Juice Company’s financial condition and results of operations for the 22-week period from June 28, 2006 to November 28, 2006 (“22 Week Period”), and fiscal years ended June 27, 2006 (“JJC fiscal 2006”) and June 28, 2005 (“JJC fiscal 2005”), respectively. You should read this section together with Jamba Juice Company’s consolidated financial statements, including the notes to those consolidated financial statements that appear elsewhere in this annual report on Form 10-K. Prior to the Merger, Jamba Juice Company’s fiscal year ended on the Tuesday preceding June 30. JJC fiscal 2006 and JJC fiscal 2005 each included 52 weeks.

JAMBA JUICE COMPANY RESULTS OF OPERATIONS—FOR THE PERIOD JUNE 28, 2006 TO NOVEMBER 28, 2006

The results of operations for Jamba Juice Company are presented for the 22 Week Period, which coincides with the twenty-two week period from the completion of Jamba Juice Company’s fiscal year ended June 27, 2006 to consummation of the Merger on November 29, 2006. Jamba Juice Company’s store revenue is seasonal with a disproportionate amount of sales occurring during the summer months. The 22 Week Period encompasses a significant portion of the summer selling season.

Revenue for Jamba Juice Company is comprised of revenue from Jamba Juice Company owned stores (“Company Stores”) and royalties and fees from franchised locations. For the 22 Week Period, revenue from Company Stores and fees from franchised locations represented 96.0% and 4.0% of total revenue, respectively, which compare to 96.3% and 3.7% of total revenue, respectively, for JJC fiscal 2006.

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

Jamba Juice Company also entered into an agreement with Safeway, Inc. in which 21 Jamba Juice Company kiosks are to be opened within Safeway grocery stores. Jamba Juice Company kiosks within Safeway stores are operated by Safeway employees. As of November 28, 2006, 13 of the 21 kiosks were open.

Cost of sales of $30.0 million for the 22 Week Period is comprised of fruit, dairy and other products used to make smoothies and juices, as well as paper products. As a percentage of Company Store revenue, these costs were 25.6% compared to 25.0% for JJC fiscal 2006.

Labor costs consist of store management salaries and bonuses, hourly team member payroll and training costs and other payroll-related items. Labor costs for the 22 Week Period were $37.1 million, and as a percentage of Company Store revenue were 31.7% compared to 32.7% for JJC fiscal 2006. This decrease in percentage was a result of higher summer seasonal sales that allowed Jamba Juice Company to leverage its fixed labor costs.

Occupancy costs include both fixed and variable portions of rent, real estate taxes, property insurance and common area maintenance charges for all store locations. Occupancy costs for the 22 Week Period were $12.7 million, primarily consisting of $10.3 million in rent and $1.9 million in common area maintenance, real estate taxes and insurance. As a percentage of Company Store revenue, these costs were 10.8% compared to 11.1% for JJC fiscal 2006. This decrease in percentage was attributable to seasonal sales leverage.

Store operating expenses consist primarily of various store-level costs such as repairs and maintenance, refurbishments, cleaning supplies, bank charges, utilities and marketing. Store operating expenses for the 22 Week Period were $13.2 million and as a percentage of Company Store revenue were 11.3% compared to 11.9% for fiscal 2006. This amount was composed primarily of $3.7 million in utilities, $1.9 million of repairs and refurbishment expenses, $1.5 million of marketing expenses, and $1.2 million in credit card fees. The remaining approximately $4.9 million reflects various other expenses to operate our stores.

Depreciation and amortization expenses include the depreciation and amortization of fixed assets and the amortization of intangible assets. Depreciation and amortization for the 22 Week Period was $5.9 million, and as a percentage of total revenue was 4.9% compared to 5.1% for JJC fiscal 2006.

General and administrative expenses include costs associated with the Company’s support center in San Francisco, field supervision, recruiting, training, human resources and local marketing personnel, as well as bonuses, legal and professional fees. General and administrative expenses for the 22 Week Period were $14.8 million, and as a percentage of total revenue were 12.1% compared to 11.9% for JJC fiscal 2006.

Store pre-opening costs are largely costs incurred for training new store personnel and pre-opening marketing. Jamba Juice Company opened 18 stores during the 22 Week Period. Store pre-opening costs for the 22 Week Period were $1.0 million.

Other operating expenses consist primarily of franchise support expenses, losses on disposals, asset impairment and store closures and income from jambacard breakage. Other operating expenses for the 22 Week Period were $2.1 million, and as a percentage of total revenue were 1.7% compared to 1.6% for JJC fiscal 2006. Of the $2.1 million, $1.7 million was due to franchise support expenses that are costs associated with our Midwest franchisee and Florida joint venture stores. This franchise support is directly related to employment services and is offset by franchise support revenue recorded as franchise and other revenue. Also contributing to other operating expenses was $1.2 million from losses on disposals, asset impairment and store closures. Offsetting these costs was $0.8 million of income from jambacard breakage recognized during the 22 Week Period.

Jambacards have been sold since November 2002, the cards have no expiration date and are reloadable. Jambacard breakage income is recognized when the Company determines the likelihood of a jambacard being redeemed by a customer is remote based on an analysis of redemption data and redemption patterns. The Company collected monthly redemption data, analyzed the redemption pattern since the introduction of the jambacard program in November of 2002 and determined that after three years of inactivity, the redemptions of jambacards are deemed to be remote. In determining the amount of the liability to relieve, in addition to the redemption analysis, Jamba Juice Company performed an analysis of Jamba Juice Company’s requirement to remit unclaimed property or escheat in the states where Jamba Juice Company does business. Based on a review of the application of various state unclaimed property laws and jambacard sales by state, Jamba Juice Company estimated its escheat requirement and determined the appropriate liability for both estimated future redemptions and escheat requirements. The balance of the jambacard liability as of November 28, 2006 was $17.7 million.

Interest expense for the 22 Week Period was $0.4 million. This was a function of interest rates and borrowings on the credit line during the period with an average loan amount of $5.4 million.

Income tax expense for the 22 Week Period was $2.6 million. This was a function of income before income taxes of $4.8 million and an effective tax rate of 53.6% during the 22 Week Period.

JAMBA JUICE COMPANY RESULTS OF OPERATIONS—FISCAL 2006 COMPARED TO FISCAL 2005

For JJC fiscal 2006, revenue from Company Stores and fees from franchised locations represented 96.3% and 3.7% of total revenue, respectively. Revenue is primarily from smoothie and juice sales and, for JJC fiscal 2006, increased $44.0 million or 21.0% to $253.0 million from $209.0 million in JJC fiscal 2005. This increase was driven primarily by a $34.2 million increase from new Company Store revenue which resulted from net unit growth of 41 stores for JJC fiscal 2006. Also contributing to the increase in revenue was a $7.4 million, or 3.7%, increase in comparable store revenue for Company Stores and a $2.3 million, or 33.8%, increase from franchise revenue and fees from JJC fiscal 2005.

Franchise and other revenue increased 33.8% to $9.3 million in JJC fiscal 2006 from $7.0 million in JJC fiscal 2005. This $2.3 million increase resulted primarily from an increase in franchise support revenue of $2.1 million related to fees that Jamba Juice Company received for franchise employee support provided in the period. This is a reimbursement for employment services that Jamba Juice Company provides for a Midwest franchisee and a joint venture in Florida, known as JJC Florida LLC. This increase in fees is primarily attributable to entering into a management agreement with JJC Florida LLC in June 2005. Also contributing to the increase were franchise royalties which increased by $0.6 million, or 11.7%, as a result of net unit growth of 15 stores to end at 217 stores as of June 27, 2006, up from 202 stores as of June 28, 2005, and a 5.4% increase in comparable franchise store revenue for the period.

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

During JJC fiscal 2006, Jamba Juice Company recognized $0.3 million of other franchise revenue from Whole Foods Market. The development agreement between Jamba Juice Company and Whole Foods Market expired by its own terms on January 1, 2005. As of January 1, 2005, there were twenty-four Jamba Juice stores operated by Whole Foods Market within their grocery stores. Each such store was subject to its own license agreement that provided, among other things, a 10-year term and permitted Whole Foods Market to terminate the license early if the store was not profitable. In addition, as of that date, Jamba Juice Company itself operated four additional stores within Whole Foods Markets pursuant to subleases. In September 2005, Jamba Juice Company and Whole Foods Market entered into an agreement to, among other things, allow Whole Foods Market the option to close the stores it operated prior to the expiration of each such store’s license agreement. Under the terms of the agreement, Whole Foods Market may elect to close any of its Jamba Juice Company stores upon notice to Jamba Juice Company. Upon closure of a location, Whole Foods Market is obligated to pay a termination fee per store, which varies based on the store’s profitability. As of June 27, 2006, there were 14 Jamba Juice stores operated by Whole Foods Market and four operated by Jamba Juice Company. Commencing from September 2005, there were nine locations closed. The $270,000 in revenue attributable to the September 2005 agreement was recognized as the stores were closed prior to the normal expiration of their respective license agreements. There is no obligation on the part of Whole Foods Market to close any further stores prior to the expiration of each such store’s license agreement.

Jamba Juice Company believes in the viability of the “store within a store” concept. In May 2005, Jamba Juice Company entered into a pilot agreement, which was subsequently amended, contemplating the opening of 21 Jamba Juice Company kiosks within Safeway grocery stores. Jamba Juice Company kiosks within Safeway stores will be operated by Safeway employees.

Cost of sales is comprised of fruit, dairy and other products used to make smoothies and juices, as well as paper products. Cost of sales for Company Stores increased by $9.7 million, or 19.0%, for JJC fiscal 2006 to $61.0 million compared to $51.3 million for JJC fiscal 2005, primarily due to new store growth. As a percentage of Company Store revenue, these costs decreased to 25.0% in JJC fiscal 2006 from 25.4% in JJC fiscal 2005 due to the relatively lower costs of oranges during this period versus a year ago when orange prices spiked, as a result of significant crop damage from hurricanes in Florida. This change represented approximately $0.6 million in cost reduction. The orange price decline was partially offset by higher fuel surcharges for store deliveries of approximately $0.3 million.

Labor costs consist of store management salaries and bonuses, hourly team member payroll and training costs and other payroll-related items. Labor costs increased $12.4 million to $79.7 million in JJC fiscal 2006 from $67.3 million in JJC fiscal 2005. As a percentage of Company Store revenue, these costs decreased to 32.7% in JJC fiscal 2006 from 33.3% in JJC fiscal 2005. This $12.4 million increase in JJC fiscal 2006 was due primarily to increased salaries with the opening of 41 new stores, as well as $1.2 million of higher expenses for store manager performance-based bonuses.

Occupancy costs include both fixed and variable portions of rent, real estate taxes, property insurance, and common area maintenance charges for all store locations. Occupancy costs increased by 27.8% in JJC fiscal 2006 to $27.0 million from $21.1 million in JJC fiscal 2005. As a percentage of Company Store revenue, these costs increased to 11.1% in JJC fiscal 2006 from 10.5% in JJC fiscal 2005. This $5.9 million increase was primarily a result of $4.9 million in increased rent costs associated with new stores and a $0.8 million increase in common area maintenance and real estate taxes partially as a result of lease renewals and relatively higher costs in New York where Jamba Juice Company opened five stores.

Store operating expenses consist primarily of various store-level costs such as repairs and maintenance, refurbishments, cleaning supplies, bank charges, utilities and marketing. Store operating expenses increased 9.0% in JJC fiscal 2006 to $28.9 million as compared to $26.5 million in JJC fiscal 2005, and decreased as a percentage of Company Store revenue to 11.9% from 13.1%, respectively. This $2.4 million increase in JJC fiscal 2006 was due primarily to $1.3 million in utilities associated with the opening of new stores, $0.4 million increase in contract and outside services and $0.4 million increase in credit card fees.

Depreciation and amortization expenses include the depreciation and amortization of fixed assets and the amortization of intangible assets. Depreciation and amortization increased 24.6% in JJC fiscal 2006 to $12.9 million from $10.4 million in JJC fiscal 2005 and grew as a percentage of total revenue to 5.1% from 5.0%. This increase is a result of new store growth, additional depreciation for 15 stores that were remodeled and the capital expenditure costs particularly in New York, where Jamba Juice Company opened five stores in JJC fiscal 2006.

General and administrative expenses include costs associated with the Company’s support center in San Francisco, field supervision, recruiting, training, human resources and local marketing personnel, as well as bonuses, legal and professional fees. General and administrative expenses increased 19.5% to $30.0 million in JJC fiscal 2006 from $25.1 million in JJC fiscal 2005, and decreased as a percentage of total revenue to 11.9% from 12.0% for JJC fiscal 2006 and 2005, respectively. In addition to increased wages and salaries due primarily to the increase in the number of stores, Jamba Juice Company incurred higher performance-based bonus expenses for support center employees of $1.3 million and had an increase of $0.3 million for consultants and external services in JJC fiscal 2006. The higher bonuses for support center employees are based on Jamba Juice Company’s profit performance versus its budgeted annual operating plan, comparable store revenue and personal goals. These cost increases were partially offset by $0.3 million lower legal expenses and $0.4 million less in relocation and recruiting expenses in JJC fiscal 2006.

Store pre-opening costs are largely costs incurred for training new store personnel and pre-opening marketing. These expenses decreased by 13.0% for JJC fiscal 2006 to $2.7 million from $3.1 million for JJC fiscal 2005, which resulted in a decrease to 1.1% from 1.5% as a percent of total revenue. The year-over-year decrease was due primarily to a reduction of the number of unit openings during JJC fiscal 2006 as compared to JJC fiscal 2005. There were 43 stores opened in JJC fiscal 2006 versus 60 stores opened in JJC fiscal 2005. This reduction is due to the relative slow period of growth in JJC fiscal 2006.

Other operating expenses consist primarily of franchise support expenses, losses on disposals, asset impairment and store closures and income from gift certificate breakage. Other operating expenses increased to $4.1 million for JJC fiscal 2006 from $1.4 million for JJC fiscal 2005, and increased as a percentage of total revenue to 1.6% from 0.7% for JJC fiscal 2006 and 2005, respectively. Contributing to this $2.7 million increase was an additional $2.3 million in franchise support expenses, which are costs associated with our Midwest franchisee and Florida joint venture stores. This franchise support is directly related to employment services and is offset by franchise support revenue. Also contributing was a $1.8 million increase from the impairment of six stores during JJC fiscal 2006 and three store closures which had lease obligations with high rental costs and significant remaining lease terms at the time the stores closed. Offsetting these higher costs was $1.4 million of income from gift certificate breakage recognized during JJC fiscal 2006. The income was recognized when Jamba Juice Company determined the likelihood of a gift certificate being redeemed by a customer was remote, relating solely to gift certificates sold prior to 2002. This was the first time that any income related to breakage had been recognized.

Jamba Juice Company collected monthly redemption data, analyzed the redemption pattern since the discontinuance of the gift certificate program in November of 2002 and determined that with approximately three years of data it could forecast anticipated redemptions with sufficient accuracy to determine when redemptions were remote. In determining the amount of the liability to relieve, in addition to the redemption analysis, Jamba Juice Company performed an analysis of Jamba Juice Company’s requirement to remit unclaimed property or escheat in the states where Jamba Juice Company does business. Based on a review of the application of various state unclaimed property laws and gift certificate sales by state, Jamba Juice Company estimated its escheat requirement and determined the appropriate liability for both estimated future redemptions and escheat requirements.

Interest expense increased 45.1% in JJC fiscal 2006 to $1.2 million from $0.8 million in JJC fiscal 2005. The increase was a function of both higher interest rates and borrowings on the credit line during JJC fiscal 2006 with an average loan amount of $14.9 million in JJC fiscal 2006 versus $11.9 million in JJC fiscal 2005.

Income tax expense increased 31.9% in JJC fiscal 2006 to $2.6 million from $2.0 million in JJC fiscal 2005. The increase was a function of higher income before income taxes in JJC fiscal 2006 as compared to JJC fiscal 2005. The effective tax rate was 46.6% and 95.8% for JJC fiscal 2006 and 2005, respectively. Fiscal 2005 effective tax rate includes the write-off of certain deferred tax assets related to the acquisition of a franchisee.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of January 1, 2008, our liquidity and capital resources included cash and cash equivalents of $23.0 million compared to $87.4 million as of January 9, 2007. The Company also holds $4.9 million in restricted cash and investments, approximately $4.3 million which represents cash held in a certificate of deposit to collateralize the Company’s letters of credit, which is required, since the Company is self-insured for workers’ compensation and $0.6 million represents the escrow holdback related to one of the Company’s acquisitions. The Company had cash flows from operating activities of approximately $12.7 million during fiscal 2007. Cash flows provided by operating activities resulted primarily from our changes in working capital.

Net cash used in investing activities was approximately $81.3 million during fiscal 2007. The Company’s principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for fiscal 2007 totaled approximately $52.3 million. During fiscal 2007, the Company also purchased a $4.3 million certificate of deposit that is restricted and collateralized. The Company also acquired 34 stores from three franchisees for approximately $24.1 million.

Net cash provided by financing activities was $4.2 million, which resulted primarily from the exercise of warrants.

The Company has received a commitment letter on March 12, 2008 for a $25 million revolving line of credit and expects to close in March 2008.

Capital Resources

As of January 1, 2008, the Company had cash and cash equivalents of $23.0 million. Additionally, the Company has 16.9 million warrants and options to purchase 750,000 units outstanding, with each “unit” consisting of one share of common stock plus one warrant. Although there can be no assurances the warrants and options will be exercised, if exercised, the Company would realize approximately $114.2 million in proceeds. The exercise price of the warrants is $6.00 and the exercise price of the options is $10.00. These warrants expire on June 28, 2009 and the options expire on June 29, 2010.

The Company intends to use its available cash resources to invest in its core business, primarily through opening new locations or remodeling and refurbishing existing locations and other new business opportunities related to its core business. The Company may also use its available cash resources to purchase franchisee stores or larger ownership interests in existing joint venture partnerships, both of which are accounted for under the equity method of accounting.

Other than normal operating expenditures, cash requirements for fiscal 2008 are expected to consist primarily of capital expenditures for new Company Stores and the remodeling and refurbishment of existing locations. Management expects capital expenditures to be in the range of $25 million to $35 million, relating to the opening of approximately 45-55 Company Stores, remodeling certain existing stores and enhancing the Company’s information systems.

Management believes that its cash flow from operations, together with its current cash reserves, will be sufficient to fund its projected capital requirements through at least the foreseeable future. Significant expansion of new stores, new joint ventures, acquisitions and/or other new business opportunities may require additional outside funding. However, at this time, there are no specific commitments for such development or expenditures.

Contractual Obligations

The following table summarizes contractual obligations and borrowings as of January 1, 2008, and the timing and effect that such commitments are expected to have on the Company’s liquidity and capital requirements in future periods. The Company expects to fund these commitments primarily with operating cash flows generated in the normal course of business.

	Payments Due by Period (in 000’s)
	Total	Less Than 1 Year	1-2 Years	3-4 Years	5 or More Years
Operating lease obligations(1)	$241,776	$36,277	$66,382	$57,461	$81,656
Construction commitments	1,000	1,000	—	—	—
Purchase obligations(2)	76,279	42,284	2,534	2,404	29,057

Total	$319,055	$79,561	$68,916	$59,865	$110,713

(1)

The Company’s wholly owned subsidiary, Jamba Juice Company, is a party to each Company Store lease obligation. The operating lease obligations represent future minimum lease payments under non-cancelable operating leases as of January 1, 2008. The minimum lease payments do not include common area maintenance (“CAM”) charges or real estate taxes, which are also required contractual obligations under the Company’s operating leases. In the majority of the Company’s operating leases, CAM charges are not fixed and can fluctuate from year to year. Total CAM charges and real estate taxes for the Company’s fiscal year ended January 1, 2008 were $5.0 million.

(2)

The Company negotiates pricing and quality specifications for many of the products used in Company Stores and franchisee-owned stores. This allows for volume pricing and consistent quality of products that meet the Company’s standards. Although the Company negotiates and contracts directly with manufacturers, co-packers or growers for its products, the Company purchases these products from third-party centralized distributors. These distributors source, warehouse and deliver specified products to both Company Stores and Franchise Stores. The Company does have multi-year pricing agreements with its two frozen yogurt suppliers and with its supplier of liquid dairy products and soy milk. The Company’s frozen yogurt suppliers have exclusive agreements, but are limited to currently specified products. If the Company were to change specifications for its yogurt products, the current suppliers would have a right of first negotiation to meet the new specifications. The agreements with the liquid dairy and soy milk supplier are exclusive and run through June 30, 2008. The Company also has contracts with certain vendors which require minimum purchases that are included in the purchase obligations noted above.

Effective January 10, 2007, the Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes. As of January 1, 2008, the Company’s gross unrecognized tax benefits totaled $1.5 million and are not included in the table as a reasonably reliable estimate of the timing of future payments, if any, cannot be predicted.

The Company has commitments under contracts for the construction of leasehold and other improvements for stores to be opened in fiscal 2008. Portions of such contracts not completed at the end of fiscal 2007 are not reflected in the consolidated financial statements. These unrecorded commitments were $1.0 million as of January 1, 2008.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

COMMODITY PRICES, AVAILABILITY AND GENERAL RISK CONDITIONS

We contract for significant amounts of IQF (instant quick freeze) fruit, fruit concentrate and dairy products to support the needs of both our Company Stores and franchisee-owned stores. The price and availability of these commodities directly impacts our results of operations and can be expected to impact the Company’s future results of operations.

SEASONALITY AND QUARTERLY RESULTS

Our business is subject to seasonal fluctuations. We expect to realize significant portions of our revenue during the second and third quarters of the fiscal year, which align with the warmer summer season. In addition, quarterly results are affected by the timing of the opening of new Company Stores and weather conditions. However, growth of our store locations may conceal or diminish the financial statement impact of such seasonal influences. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

INFLATION

We do not believe that inflation has had a material impact on our results of operations in recent years. However, we cannot predict what effect inflation may have on our operations in the future.

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

The Company’s accounting policies are more fully described in Note 1 “Business and Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements,” included elsewhere in this annual report on Form 10-K. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing the consolidated financial statements.

Impairment of Long-Lived Assets

Long-lived assets, including leasehold improvements, and other fixed assets are reviewed for impairment when indicators of impairment are present. Expected cash flows associated with an asset, in addition to other quantitative and qualitative analyses, are the key factors in determining the recoverability of the asset. Identifiable cash flows are measured at the individual store level. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance. Management’s estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to our business model or changes in operating performance. If the sum of the undiscounted cash flows is less than the carrying value of the asset, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

The Company recorded $1.6 million and $0 in long-lived asset impairment charges during fiscal 2007 and fiscal 2006, respectively.

Goodwill and Intangible Asset Impairment

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. As required by SFAS No. 142, the Company tests for goodwill impairment annually (at year-end) or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The required two-step approach uses accounting judgments and estimates of future operating results. Changes in estimates or the application of alternative assumptions could produce significantly different results. Impairment testing is done at a reporting unit level. An impairment loss generally is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue growth, discount rate, public market trading multiples and control premiums. The fair value of the reporting unit is reconciled to the Company’s market capitalization plus an estimated control premium.

Trademarks are not subject to amortization and are tested for impairment annually (at year-end), or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performed its test for impairment on trademarks by comparing the fair value of the trademarks to their carrying amounts. An impairment loss is generally recognized when the carrying amount of the trademarks is less than the fair value. The fair value of trademarks was estimated using the income approach-relief from royalty method, which is based on the projected cost savings attributable to the ownership of the trademarks.

As a result of the evaluation of goodwill and trademarks, the Company recorded a non-cash impairment charge of $111.0 million and $89.6 million related to goodwill and trademarks, respectively, in fiscal 2007. Future changes in the market or a decline in business conditions could result in further impairment charges related to trademarks.

Intangible assets subject to amortization (primarily franchise agreements, employment/nonsolicitation agreements, reacquired franchise rights and a favorable lease portfolio) are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Intangible assets are amortized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. Useful lives for the franchise agreements and employment agreements are 13.4 years and 4.0 years, respectively. The useful life of reacquired franchise rights represents the remaining term of the franchise agreement. The useful life of the favorable lease portfolio is based on the related lease term.

The Company performed impairment tests on its intangible assets subject to amortization as of January 1, 2008 and no impairment loss was recognized in fiscal 2007.

Rent Expense

Minimum rental expenses are recognized over the term of the lease. We recognize minimum rent starting when possession of the property is taken from the landlord, which normally includes a construction period prior to store opening. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rental expense and the amounts payable under the lease as deferred rent liability. We also receive tenant allowances which are included in deferred rent liability. Tenant allowances are amortized as a reduction to rent expense in the consolidated statements of operation over the term of the lease.

Certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based on a percentage of revenue that are in excess of a predetermined level. These amounts are excluded from minimum rent and are included in the determination of rent expense when it is probable that the expense has been incurred and the amount can be reasonably estimated.

Jambacard Revenue Recognition

The Company, through its subsidiary Jamba Juice Company, sells jambacards to its customers in its retail stores and through its website. The Company’s jambacards do not have an expiration date. The Company recognizes income from jambacards when (i) the jambacard is redeemed by the customer or (ii) the likelihood of the jambacard being redeemed by the customer is remote (also referred to as “breakage”) and it determines that it does not have a legal obligation to remit the value of unredeemed jambacards to the relevant jurisdictions.

Management of the Company determines when redemption is determined to be remote based upon historical redemption patterns. Management of the Company has evaluated the redemption patterns associated with its jambacards and has determined that redemptions become remote after three years of inactivity. As a result, the Company recognized $1.5 million of income from jambacard breakage in fiscal 2007 and $0.3 million in fiscal 2006. Jambacard breakage income is recorded as a reduction in other operating expenses in our consolidated statements of operations.

Jamba Juice Company has sold the jambacard since November of 2002. The jambacard works as a reloadable gift or debit card. At time of the initial load, in an amount between $5 and $500, the Company records an obligation that is reflected as jambacard liability on the consolidated balance sheets. The Company relieves the liability and records the related revenue at the time a customer redeems any part of the amount on the card. The card does not have any expiration provisions and is not refundable, except as otherwise required by law.

Self-Insurance Reserves

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, healthcare benefits, general liability, property insurance, director and officers’ liability insurance, and vehicle liability. Liabilities associated with the risks that the Company retains are estimated in part, by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The estimated accruals for these liabilities are based on statistical analyses of historical industry data as well as our actual historical trends. If actual claims experience differs from our assumptions, historical trends, and estimates, changes in our insurance reserves would impact the expense recorded in our consolidated statements of operations.

Income Taxes

The provision for income taxes is determined in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In establishing deferred income tax assets and liabilities, management of the Company makes judgments and interpretations based on enacted tax laws and published tax guidance applicable to the Company’s operations. The Company records deferred tax assets and liabilities and evaluates the need for valuation allowances to reduce deferred tax assets to estimated realizable amounts. Changes in the Company’s valuation of the deferred tax assets or changes in the income tax provision may affect its annual effective income tax rate.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financials in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Effective January 10, 2007, the Company adopted the provisions of FIN No. 48 and the provisions of FIN No. 48 have been applied to all income tax positions commencing from that date. There was no effect on beginning retained earnings of applying the provisions of FIN No. 48 in the consolidated balance sheets as of January 10, 2007. The Company classifies estimated interest and penalties related to the underpayment of income taxes as a component of income taxes in the accompanying consolidated statements of operations.

Prior to fiscal 2007, the Company determined its tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The Company recorded estimated tax liabilities to the extent the contingencies were probable and could be reasonably estimated.

Stock-Based Compensation

The Company accounts for stock-based compensation under SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility and the expected life of the award. The risk-free rate of interest is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. Expected dividends are zero based on history of not paying cash dividends on the Company’s common stock. Expected volatility is based on a 50/50 blend of historic, daily stock price observations of the Company’s common stock since its inception and historic, daily stock price observations of the Company’s peers (companies in Jamba Juice Company’s industry that are viewed as a “concept” and a leader in the premium, specialty growth segment) during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. SFAS 123R also requires that estimated forfeitures be included as a part of the grant date estimate. We use historical data to estimate expected employee behaviors related to option exercises and forfeitures. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models or assumptions, nor is there a means to compare and adjust the estimates to actual values, except for annual adjustments to reflect actual forfeitures.

Accounting for Warrants and Derivative Instruments

The Company estimated the fair value of the derivative instruments at inception and as of each balance sheet date using a Black-Scholes option-pricing model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility and the expected life of the award. The risk-free rate of interest is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award and was 3.1% as of January 1, 2008, 4.7% as of January 9, 2007 and 4.3% as of January 10, 2006 and December 31, 2005. Expected dividends are zero based on history of not paying cash dividends on the Company’s common stock. The Company does not have any plans to pay dividends in the future. The expected term was determined to be the remaining contractual life of the option or derivative of 2.5 years as of January 1, 2008, 3.5 years as of January 9, 2007 and 4.5 years as of January 10, 2006 and December 31, 2005.

Due to its limited trading history, the Company uses volatility rates based on a 50/50 blend of historic, daily stock price observations of the Company’s common stock since its inception and historic, daily stock price observations of the Company’s peers (companies in Jamba Juice Company’s industry that are viewed as a “concept” and a leader in the premium, specialty growth segment) for a period prior to the balance sheet date that is equal in length to the expected term. Prior to the Merger Agreement, the Company used volatility rates based upon a sample of comparable special purpose acquisition corporations. The volatility factor used in Black-Scholes has a significant effect on the resulting valuation of the derivative liabilities on the Company’s consolidated balance sheet. The volatility index used for the calculation was 42.6% as of January 1, 2008, 34.4% as of January 9, 2007 and 41.8% as of January 10, 2006 and December 31, 2005. The Company used the relative fair value to estimate the fair value of the warrants as of January 9, 2007 and used the Black-Scholes pricing model for all other reported periods. Relative fair value is estimated as the difference between the closing market price of the Company’s common stock and the exercise price of the derivative. The Company’s stock price and volatility estimates will likely change in the future, and will therefore affect the derivative liabilities recorded. To the extent that the Company’s stock price increases or decreases, its derivative liabilities will also increase or decrease, absent any change in volatility rates and risk-free interest rates.

The estimated fair value of the warrants was $9.3 million, $69.5 million, $13.8 million and $13.8 million as of January 1, 2008, January 9, 2007, January 10, 2006 and December 31, 2005, respectively. The estimated fair value of the embedded warrant was $0, $1.7 million and $0.2 million as of January 1, 2008, January 9, 2007 and

January 10, 2006, respectively. Such amounts are recorded as derivative liabilities in the consolidated balance sheets.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”— an Interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently recognizing, derecognizing and measuring tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to uncertainties as they relate to income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by the Company on January 10, 2007. The adoption of FIN48 did not result in an adjustment to fiscal year 2007 beginning retained earnings.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. On November 14, 2007 the FASB agreed to partially defer the effective date of the standard for certain nonfinancial assets and liabilities. The FASB also issued FASB Staff Positions No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13 (“FSP 157-1”), and No. 157-2, Effective Date of FASB No. 157 (“FSP 157-2”). FSP 157-1 excludes certain lease transactions from the scope of SFAS 157 and FSP 157-2 delayed the Company’s effective date of adoption of SFAS 157 for certain nonfinancial assets and liabilities to May 1, 2009. The Company is evaluating the potential impact of SFAS 157 on its consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R established principles and requirements for how an entity which obtains control of one or more businesses (1) recognizes and measures the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination and (3) determines what information to disclose regarding business combinations. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, SFAS No. 160 requires expanded disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 160 on its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks due primarily to changes in interest rates, which it moderates primarily by managing the maturities of its financial instruments. The Company does not use derivatives to alter the interest characteristics of its financial instruments. Management does not believe a change in interest rate will materially affect the Company’s financial position or results of operations. A one percent change of the interest rate would result in an annual change in the results of operations of $0.6 million.

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

The Company’s pricing philosophy is not to attempt to change consumer prices with every move up or down of the commodity market, but to take a longer term view of managing margins and the value perception of its products in the eyes of its customers. Management’s objective is to maximize the Company’s revenue through increased customer traffic. In cases such as the recent increase in minimum wage and increases in orange and dairy prices, management instituted price increases, which when fully implemented, contributed to an increase in same store comparable sales of 5.5%.

The Company does not purchase derivative instruments on the open market. However, the Company has classified certain warrants as derivative instruments (a short-term liability of $9.3 million at January 1, 2008). Classification as derivative liabilities was required because, for each instrument, there is a possibility that the instrument could be required to be settled in stock that requires registration. The Company is required to mark these instruments to market as of the end of each reporting period and to recognize the change in fair value in our consolidated statements of operations. The Company’s stock price has been historically volatile and the fair values of these instruments are sensitive to changes in the Company’s underlying stock price. Also, the Company may be subject to changes in the risk free interest rate. As such, the carrying amount of these instruments may be volatile from period to period. For the period from inception (January 6, 2005) to January 1, 2008, the Company recorded a cumulative gain on derivative instruments of $2.0 million, such amount representing the change in fair value between the initial recording of the derivative and the fair value as of January 1, 2008. For fiscal 2007, the gain on derivative liabilities was $59.4 million, representing the change in fair value between January 9, 2007 and January 1, 2008.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Jamba, Inc.

Emeryville, California

We have audited the accompanying consolidated balance sheets of Jamba, Inc. and subsidiary (the “Company”) as of January 1, 2008 and January 9, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended January 1, 2008, January 9, 2007 and the period from January 1, 2006 to January 10, 2006. We also have audited the Company’s internal control over financial reporting as of January 1, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jamba, Inc. and subsidiary as of January 1, 2008 and January 9, 2007, and the results of their operations and their cash flows for the fiscal years ended January 1, 2008, January 9, 2007 and the period from January 1, 2006 to January 10, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1, on January 1, 2007, the Company adopted Statement of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and on January 1, 2006, the Company changed its method of accounting for share-based payment awards to conform to Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

/s/ Deloitte & Touche LLP

San Francisco, California March 14, 2008

JAMBA, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)	January 1, 2008	January 9, 2007
ASSETS
Current assets:
Cash and cash equivalents	$23,016	$87,379
Restricted cash and investments	4,866	—
Receivables, net of allowances of $133 and $96	6,402	3,420
Inventories	3,582	2,356
Prepaid taxes	5,814	1,980
Prepaid rent	3,261	1,880
Prepaid expenses and other current assets	1,607	1,583
Deferred income taxes	8,102	6,170

Total current assets	56,650	104,768
Property, fixtures and equipment, net	128,861	85,305
Goodwill	—	94,162
Trademarks and other intangible assets, net	87,599	177,580
Other long-term assets	3,066	5,738

Total assets	$276,176	$467,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,487	$10,456
Accrued compensation and benefits	6,490	6,702
Workers’ compensation and health self-insurance reserves	4,746	3,917
Accrued jambacard liability	28,576	19,712
Litigation settlement payable	—	614
Other accrued expenses	8,277	4,749
Derivative liabilities	9,290	71,197

Total current liabilities	71,866	117,347
Deferred income tax	8,443	60,331
Deferred rent and other long-term liabilities	12,359	4,000
Commitments and contingencies (Notes 9 and 14)	—	—

Stockholders’ equity:
Common stock, $.001 par value, 150,000,000 shares authorized; 52,637,131 and 51,881,616 shares issued and outstanding	53	52
Additional paid-in capital	352,184	341,256
Retained deficit	(168,729)	(55,433)

Total stockholders’ equity	183,508	285,875

Total liabilities and stockholders’ equity	$276,176	$467,553

See Notes to Consolidated Financial Statements.

JAMBA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)	Fiscal Year Ended January 1, 2008	Fiscal Year Ended January 9, 2007	For the Period January 1, 2006 to January 10, 2006	For the Period January 6, 2005 (inception) to December 31, 2005
Revenue:
Company stores	$306,035	$22,064	$—	$—
Franchise and other revenue	11,174	1,051	—	—

Total revenue	317,209	23,115	—	—

Operating expenses:
Cost of sales	84,226	6,039	—	—
Labor costs	102,661	8,524	—	—
Occupancy costs	37,458	3,590	—	—
Store operating expenses	40,449	4,222	—	—
Depreciation and amortization	19,168	1,878	—	—
General and administrative expenses	48,384	6,195	—	—
Store pre-opening expenses	5,863	285	—	—
Other operating expenses	6,567	675	—	—
Goodwill and other intangible asset impairment	200,624	—	—	—
Formation and operating costs	—	—	6	197

Total operating expenses	545,400	31,408	6	197

Loss from operations	(228,191)	(8,293)	(6)	(197)

Other income (expense):
Gain (loss) on derivative liabilities	59,424	(57,383)	173	2,125
Interest income	3,517	4,177	92	1,453
Interest expense	(181)	(71)	—	—

Total other income (expense)	62,760	(53,277)	265	3,578

Income (loss) before income taxes	(165,431)	(61,570)	259	3,381
Income tax benefit (expense)	52,135	2,544	38	(85)

Net income (loss)	$(113,296)	$(59,026)	$297	$3,296

Weighted-average shares used in the computation of earnings (loss) per share:
Basic	52,323,898	24,478,384	21,000,000	11,777,489
Diluted	52,323,898	24,478,384	23,703,268	13,049,709

Earnings (loss) per share:
Basic	$(2.17)	$(2.41)	$0.01	$0.28
Diluted	$(2.17)	$(2.41)	$0.01	$0.25

See Notes to Consolidated Financial Statements.

JAMBA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Stockholders’ Equity
(Dollars in thousands, except share amounts)	Shares	Amount
Balance as of January 6, 2005 (inception)	—	$—	$—	$—	$—
Common shares issued	3,750,000	4	25	—	29
Sale of 15,000,000 shares, net of underwriters’ discount and offering expenses (including 2,998,500 shares subject to possible redemption)	15,000,000	15	110,903	—	110,918
Sale of 2,250,000 shares through the over-allotment option offering, net of underwriters’ discount (including 449,775 shares subject to possible redemption)	2,250,000	2	16,918	—	16,920
Proceeds subject to possible redemption (3,448,275 shares)	—	—	(25,241)	—	(25,241)
Reclassification to derivative liabilities (warrants) for part of proceeds from the sale of shares	—	—	(16,112)	—	(16,112)
Net income	—	—	—	3,296	3,296

Balance as of December 31, 2005	21,000,000	21	86,493	3,296	89,810
Net income	—	—	—	297	297

Balance as of January 10, 2006	21,000,000	21	86,493	3,593	90,107
Issuance of shares in private placement	30,879,999	31	231,569	—	231,600
Private placement fees	—	—	(6,750)	—	(6,750)
Reclass of common stock subject to redemption	—	—	25,241	—	25,241
Exercise of warrants	1,617	—	7	—	7
Stock-based compensation expense	—	—	427	—	427
Assumption of Jamba Juice Company options and warrants at fair value	—	—	4,269	—	4,269
Net loss	—	—	—	(59,026)	(59,026)

Balance as of January 9, 2007	51,881,616	52	341,256	(55,433)	285,875
Exercise of warrants	669,500	1	6,500	—	6,501
Exercise of stock options	51,640	—	214	—	214
Stock-based compensation expense	—	—	4,214	—	4,214
Restricted shares vested in 2007	34,375	—	—	—	—
Net loss	—	—	—	(113,296)	(113,296)

Balance as of January 1, 2008	52,637,131	$53	$352,184	$(168,729)	$183,508

See Notes to Consolidated Financial Statements.

JAMBA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Fiscal Year Ended January 1, 2008	Fiscal Year Ended January 9, 2007	For the Period January 1, 2006 to January 10, 2006	For the Period January 6, 2005 (inception) to December 31, 2005
Cash provided by (used in) operating activities:
Net income (loss)	$(113,296)	$(59,026)	$297	$3,296
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,168	1,878	—	—
Goodwill and other intangible asset impairment	200,624	—	—	—
Asset impairment and disposals	3,488	587	—	—
Jambacard breakage income and amortization, net	629	(305)	—	—
Stock-based compensation	4,214	426	—	—
Bad debt expense	37	26	—	—
Deferred rent	7,163	333	—	—
Deferred income taxes	(52,223)	(2,837)	(42)	—
Equity (income) loss from joint ventures	204	(19)	—	—
(Gain) loss on derivative liabilities	(59,424)	57,383	(173)	(2,125)
Changes in operating assets and liabilities:
Receivables, net	(3,019)	(1,916)	—	—
Inventories	(924)	406	—	—
Prepaid rent	(1,381)	—	—	—
Prepaid taxes	(3,317)	—	—	—
Prepaid expenses and other current assets	20	2,864	3	(57)
Other long-term assets	(152)	(2,832)	—	—
Accounts payable	(16)	(520)	—	1
Accrued compensation and benefits	617	481	—	—
Accrued jambacard liability	8,235	5,187	—	—
Litigation settlement payable	(614)	83	—	—
Accrued expenses and other liabilities	2,789	(2,909)	3	84
Other long-term liabilities	(104)	5	—	—
Deferred franchise revenue	(20)	—	—	—
Income taxes payable	—	—	4	85

Cash provided by (used in) operating activities	12,698	(705)	92	1,284

Cash used in investing activities:
Capital expenditures	(52,269)	(4,772)	—	—
Cash paid in acquisitions, net of cash acquired	(24,105)	(245,350)	—	—
Increase in restricted cash and investments	(4,866)	—	—	—
Cash in trust	—	128,266	(92)	(128,174)
Investment in joint ventures	(53)	(20)	—	—

Cash used in investing activities	(81,293)	(121,876)	(92)	(128,174)

Cash provided by financing activities:
Payments on debt facility	—	(15,875)	—	—
Cash from private placement and exercise of warrants	4,018	224,858	—	—
Proceeds from exercise of stock options	214	—	—	—
Proceeds from notes payable, stockholders	—	—	—	160
Payment of notes payable, stockholders	—	—	—	(160)
Proceeds from sale of stock	—	—	—	29
Gross proceeds of public offering	—	—	—	120,000
Payments of costs of public offering	—	—	—	(9,082)
Gross proceeds of over-allotment option offering	—	—	—	18,000
Payments of costs of over-allotment option offering	—	—	—	(1,080)

Cash provided by financing activities	4,232	208,983	—	127,867

Net (decrease) increase in cash and equivalents	(64,363)	86,402	—	977
Cash and equivalents at beginning of period	87,379	977	977	—

Cash and equivalents at end of period	$23,016	$87,379	$977	$977

Supplemental cash flow information:
Cash paid for interest	$186	$—	$—	$—
Income taxes paid	2,344	104	—	—
Noncash investing and financing activities:
Property, fixtures and equipment acquired through use of deposit	$2,706	$—	$—	$—
Noncash property, fixtures and equipment additions	$8,965	$2,959	$—	$—
Fair value of options and warrants assumed in connection with the Merger	$—	$4,269	$—	$—

See Notes to Consolidated Financial Statements.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—Jamba, Inc. and its subsidiary (the “Company”) was incorporated in Delaware on January 6, 2005 as a blank check company formed to serve as a vehicle for the acquisition of a then unidentified operating business. The registration statement for the Company’s initial public offering (the “Offering”) was declared effective June 29, 2005. On July 6, 2005, the Company consummated its initial public offering and received net proceeds of approximately $110.9 million and executed the over-allotment option offering on July 7, 2005 and received net proceeds of approximately $17.0 million. The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering were intended to be generally applied toward consummating a merger with an operating company. This operating company was subsequently identified as Jamba Juice Company.

On March 10, 2006, the Company entered into an Agreement and Plan of Merger with Jamba Juice Company (the “Merger Agreement”). On November 29, 2006 (the “Merger Date”), the Company consummated the merger with Jamba Juice Company (the “Merger”) whereby Jamba Juice Company became a wholly owned subsidiary of the Company. For accounting purposes, the Merger was treated as a purchase business combination. The results of Jamba Juice Company are included in the consolidated financial statements subsequent to the Merger Date. During the periods prior to the Merger, the Company was in the development stage.

The Company offers a wide variety of fresh blended-to-order smoothies, fresh-squeezed juices, baked goods and snacks through retail stores. As of January 1, 2008, there were 707 locations consisting of 501 company owned and operated stores and 206 franchise stores operating in 22 states and the Bahamas; notwithstanding the single Bahamas location, we have no other international locations. Of these 707 locations, 373 were located in California. Jamba Juice Company began operations in 1990.

Basis of Presentation—The consolidated financial statements include the accounts of the Company and, subsequent to the Merger, its wholly owned subsidiary, Jamba Juice Company. All intercompany balances and transactions have been eliminated. The equity method of accounting is used to account for joint ventures owned by Jamba Juice Company because Jamba Juice Company exercises significant influence over operating and financial policies of its partners. Accordingly, the carrying value of these investments is reported in other long-term assets, and the Company’s equity in the net income and losses of these investments is reported in other operating expenses.

Fiscal Year End—On November 29, 2006, Jamba, Inc.’s board of directors approved a change to the Company’s fiscal year end from December 31 to the second Tuesday following December 31 of the ensuing year. The Company’s prior fiscal year started on January 11, 2006 and ended on January 9, 2007, which is referred to as fiscal 2006. The period from inception on January 6, 2005 to December 31, 2005 is referred to as fiscal 2005.

On June 7, 2007, Jamba, Inc.’s board of directors approved a change to the Company’s fiscal year end from the second Tuesday following December 31 to the Tuesday closest to December 31. The Company’s most recently completed fiscal year started on January 10, 2007 and ended on January 1, 2008, which is referred to as fiscal 2007. The Company believes that the one week in our fiscal year change is insignificant for comparative purposes and would not be material to reporting the overall financial conditions or operating results of the Company as a whole.

Significant Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

Concentrations of Risk—The Company maintains food distribution contracts primarily with one supplier, Southwest Traders, Inc. This supplier provided 81% and 82% of cost of sales for fiscal 2007 and fiscal 2006, respectively, which potentially subjects the Company to a concentration of business risk. If this supplier had operational problems or ceased making product available to the Company, operations could be adversely affected.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with high-quality financial institutions. Balances in the Company’s cash accounts frequently exceed the Federal Deposit Insurance Corporation insurance limit.

Self-Insurance Reserves—The Company uses a combination of insurance and self-insurance to provide for the liabilities for workers’ compensation, healthcare benefits, general liability, property insurance, director and officers’ liability and vehicle liability. Liabilities associated with the self-insured risks are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Cash and Cash Equivalents—The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. As of January 1, 2008 and January 9, 2007, the Company did not have any investments with maturities greater than three months.

Restricted Cash and Investments—The Company held $4.9 million in restricted cash and short-term investments at January 1, 2008. Approximately $4.3 million represents cash held in a certificate of deposit to collateralize the Company’s letters of credit, which is required, since the Company is self-insured for workers’ compensation and $0.6 million represents the escrow holdback related to one of the Company’s acquisitions.

Cash Held in Trust—Investments held in trust as of January 10, 2006 and December 31, 2005 were held in cash, not cash equivalents. The Company invested in various short-term tax free money market funds promulgated under the Investment Company Act of 1940. Dividend and interest income earned on such investments were the Company’s sole source of income until the consummation of the Merger.

Receivables—Receivables primarily represent amounts due from royalty fees, advertising fees, construction allowances and jambacards issued by the franchisees. The allowance for doubtful accounts is the Company’s estimate of the amount of probable credit losses in the Company’s existing accounts receivable.

Inventories—Inventories include only the purchase cost and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method (FIFO). Inventories consist of food, beverages and available-for-sale promotional products.

Property, Fixtures, and Equipment—Property, fixtures, and equipment acquired in the Merger are stated at estimated fair value as of the Merger Date less accumulated depreciation and amortization recorded subsequent to the Merger. Property, fixtures and equipment acquired subsequent to the Merger are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life. The estimated useful life for leasehold improvements is the lesser of 10 years or the term of the underlying lease. The estimated useful life for furniture, fixtures and equipment is three to seven years.

Goodwill and Other Intangible Asset Impairment—The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. As required by SFAS No. 142, the Company tests for goodwill impairment annually (at year-end) or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The required two-step approach uses accounting judgments and estimates of future operating results. Changes in estimates or the application of alternative assumptions could produce significantly different results. Impairment testing is done at a reporting unit level. An impairment loss generally is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue growth, discount rate, public market trading multiples and control premiums. The fair value of the reporting unit is reconciled to the Company’s market capitalization plus an estimated control premium.

Trademarks are not subject to amortization and are tested for impairment annually (at year-end), or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performed its test for impairment on trademarks by comparing the fair value of the trademarks to their carrying amounts. An impairment loss is generally recognized when the carrying amount of the trademarks is less than the fair value. The fair value of trademarks was estimated using the income approach-relief from royalty method, which is based on the projected cost savings attributable to the ownership of the trademarks.

As a result of the evaluation of goodwill and trademarks, the Company recorded a non-cash impairment charge of $111.0 million and $89.6 million related to goodwill and trademarks, respectively, in fiscal 2007. Future changes in the market or a decline in business conditions could result in further impairment charges related to trademarks.

Intangible assets subject to amortization (primarily franchise agreements, employment/nonsolicitation agreements, reacquired franchise rights and a favorable lease portfolio) are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Intangible assets are amortized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. Useful lives for the franchise agreements and employment agreements are 13.4 years and 4.0 years, respectively. The useful life of reacquired franchise rights represents the remaining term of the franchise agreement. The useful life of the favorable lease portfolio is based on the related lease term.

The Company performed impairment tests on its intangible assets subject to amortization as of January 1, 2008 and no impairment loss was recognized in fiscal 2007.

Impairment of Long-Lived Assets—Long-lived assets, including leasehold improvements, and other fixed assets are reviewed for impairment when indicators of impairment are present. Expected cash flows associated with an asset, in addition to other quantitative and qualitative analyses, are the key factors in determining the recoverability of the asset. Identifiable cash flows are measured at the individual store level. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance. Management’s estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to our business model or changes in operating performance. If

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

the sum of the undiscounted cash flows is less than the carrying value of the asset, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

The Company recorded $1.6 million and $0 in long-lived asset impairment charges during fiscal 2007 and fiscal 2006, respectively, which is recorded in other operating expense.

Jambacards—The Company, through its subsidiary, Jamba Juice Company, has been selling jambacards to its customers in its retail stores and through its website since November 2002. The Company’s jambacards do not have an expiration date. An obligation is recorded at the time of either an initial load or a subsequent reload in the accrued jambacard liability line item on the Company’s consolidated balance sheets. The Company recognizes income from jambacards when (i) the jambacard is redeemed by the customer or (ii) the likelihood of the jambacard being redeemed by the customer is remote (also referred to as “jambacard breakage”) and the Company determines that it does not have a legal obligation to remit the unredeemed jambacards to the relevant jurisdictions. The Company determines the jambacard breakage amount based upon its historical redemption patterns. The Company has determined that after three years of inactivity the likelihood of redemption becomes remote and recognizes breakage income at that time. Jambacard breakage income is included in other operating expenses in the consolidated statements of operations. As a result of the Merger, the jambacard liability was adjusted to fair value by discounting the projected cash flows to present value, which are the costs to service deferred revenue, plus an estimated operating margin.

The adjustment is being amortized over the expected life of the jambacard and resulted in $2.1 million of expense during fiscal 2007, which offset the amount recorded as jambacard breakage income. The Company recorded $1.5 million and $0.3 million of jambacard breakage income during fiscal 2007 and fiscal 2006, respectively.

Rent Expense—Under the provisions of certain of our leases, there are rent holidays and/or escalations in payments over the base lease term, as well as renewal periods. The effects of rent holidays and escalations are reflected in rent costs on a straight-line basis over the expected lease term, which includes cancelable option periods when it is deemed to be reasonably assured that we will exercise such option periods due to the fact that we would incur an economic penalty for not doing so. The lease term commences on the date when we become legally obligated for the rent payments which generally coincides with the time when the landlord delivers the property for us to develop. All rent costs recognized during construction periods are classified as pre-opening expenses.

In accordance with SFAS No. 141, deferred rent recorded by Jamba Juice Company prior to the Merger was not recorded by the Company in purchase accounting. Deferred rent resulting from the difference between the amounts charged to operations and cash paid under the leases for periods subsequent to the Merger is being recorded by the Company.

Construction Allowances—The Company receives construction allowances from landlords, which are deferred and amortized on a straight-line basis over the lease term as a reduction of rent expense. Construction allowances are recorded in deferred rent and other long-term liabilities. In accordance with SFAS No. 141, construction allowances recorded by Jamba Juice Company prior to the Merger were not recorded by the Company in purchase accounting.

Asset Retirement Obligations—The Company accounts for asset retirement obligations (“ARO”) under FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—An Interpretation of FASB Statement No. 143 (“FIN47”). FIN 47 requires recognition of a liability for the fair value of a required

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

ARO when such obligation is incurred. The Company’s AROs are primarily associated with leasehold improvements which, at the end of a lease, the Company is contractually obligated to remove in order to comply with the lease agreement. At the inception of a lease with such conditions, the Company records an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. The liability is accreted to its projected future value over time. The capitalized asset is depreciated using the convention for depreciation of leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as an operating gain or loss in the consolidated statements of operations.

In accordance with SFAS No. 143, as interpreted by FIN 47, the Company has recognized asset retirement obligations for the future cost to comply with lease obligations at the end of a lease. The liability as of January 1, 2008 and January 9, 2007 was $0.3 million and $0.2 million, respectively, and is included in other long-term liabilities.

Revenue Recognition—Revenue from Company Stores is recognized when product is sold. Revenue is presented net of any taxes collected from customers and remitted to government entities. Revenue from jambacards is recognized upon redemption. Until redemption, outstanding customer balances are recorded as a liability. See above for discussion on recognition of jambacard breakage.

Franchise revenue is generated from three sources: development fees, initial franchise fees, and royalties. Development fees are paid to the Company as part of an agreement to open and operate a specific number of stores in a specified territory. The amount of the fee is based on the number of stores to be opened pursuant to the development agreement and secures the territory for exclusivity during the development. The nonrefundable fees collected for these services are recognized ratably as the franchise stores under these agreements open. The Company’s multi-unit development agreements specify the number of stores to be opened. Any changes to the specific number of stores would be stated in a subsequent contractual agreement (see Note 3).

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

In addition, as part of two different management agreements the Company has assigned employees full time to support two area developers in accordance with an area development affiliation agreement (see Note 3). The Company bears all the responsibilities and obligations related to these employees and records the employee costs as franchise support expense and the reimbursement from the area developers as franchise and other revenue. Employee costs are charged at cost. The Company purchased the Midwest franchisee in December 2006 (see Note 2) and is now party to one management agreement.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Advertising Costs—Advertising costs are expensed as incurred and were $9.6 million and $1.6 million in fiscal 2007 and fiscal 2006, respectively, and are classified as store operating expenses. The Company also receives advertising contributions from its franchisees. These contributions are a contractual obligation of the franchisee and are recorded as an offset to advertising expense and were $2.1 million and $1.5 million for fiscal 2007 and fiscal 2006, respectively.

Store Pre-opening Costs—Costs incurred in connection with start-up and promotion of new store openings as well as rent from possession date to store opening date are expensed as incurred.

Comprehensive Income—Comprehensive income is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments from owners and distributions to owners. Comprehensive income (loss) equals net income (loss) for all periods presented.

Income Taxes—The provision for income taxes is determined in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In establishing deferred income tax assets and liabilities, management of the Company makes judgments and interpretations based on enacted tax laws and published tax guidance applicable to the Company’s operations. The Company records deferred tax assets and liabilities and evaluates the need for valuation allowances to reduce deferred tax assets to estimated realizable amounts. Changes in the Company’s valuation of the deferred tax assets or changes in the income tax provision may affect its annual effective income tax rate.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Effective January 10, 2007, the Company adopted the provisions of FIN No. 48 and the provisions of FIN No. 48 have been applied to all income tax positions commencing from that date. There was no effect on beginning retained earnings of applying the provisions of FIN No. 48 in the consolidated balance sheets as of January 10, 2007. The Company classifies estimated interest and penalties related to the underpayment of income taxes as a component of income taxes in the accompanying consolidated statements of operations.

Prior to fiscal 2007, the Company determined its tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The Company recorded estimated tax liabilities to the extent the contingencies were probable and could be reasonably estimated.

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

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

Earnings Per Share—Earnings per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic net income per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed based on the weighted-average number of common shares and potentially dilutive securities, which include outstanding options and restricted stock awards granted under the Company’s stock option plans and warrants. Anti-dilutive shares of 21.8 million, 22.0 million, 1.5 million, and 1.5 million have been excluded from diluted weighted-average shares outstanding in fiscal 2007, fiscal 2006, the 10-day transition period ended January 10, 2006 and fiscal 2005, respectively.

The number of incremental shares from the assumed exercise of options and warrants was calculated by applying the treasury stock method. The following table summarizes the differences between the basic and diluted weighted-average shares outstanding used to compute diluted net earnings (loss) per share:

	January 1, 2008	January 9, 2007	January 10, 2006	December 31, 2005
Basic weighted-average shares outstanding	52,323,898	24,478,384	21,000,000	11,777,489
Incremental shares from assumed exercise of options and warrants and restricted stock awards	—	—	2,703,268	1,272,220

Diluted weighted-average shares outstanding	52,323,898	24,478,384	23,703,268	13,049,709

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting, and other rights and preferences, as may be determined from time to time by the board of directors.

Stock-Based Compensation—Stock options for a fixed number of shares are granted to certain employees and directors with an exercise price based on the grant date of the Company’s common stock. The Company also grants restricted stock with a fair value determined based on the closing price of the Company’s common stock on the date of grant (see Note 11). Stock options excluding performance-based stock option grants and restricted stock generally vest over a four-year period. Stock-based compensation expense is recognized ratably over the service period. Performance-based stock option grants will vest at a specified date upon the achievement of certain goals. No stock-based compensation expense will be recognized until it is probable that the performance condition will be achieved.

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

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Accounting for Warrants and Derivative Instruments—On July 6, 2005, the Company consummated its initial public offering of 15,000,000 units. On July 7, 2005, the Company consummated the closing of an additional 2,250,000 units that were subject to the underwriters’ over-allotment option. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from the Company one share of its common stock at an exercise price of $6.00 per share and expires on June 28, 2009.

The Company sold to the representative of the underwriter, for $100, an option to purchase up to a total of 750,000 units. The units issuable upon exercise of this option are identical to those sold in the initial public offering, except that the warrants included in the option have an exercise price of $7.50 (125% of the exercise price of the warrants included in the units sold in the offering). This option is exercisable at $10.00 per unit and expires on June 29, 2010.

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

Fair values for exchange-traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market-based pricing models incorporating readily observable market data and requiring judgment and estimates. The purchase option to purchase 750,000 shares is considered an equity instrument, as the underlying shares do not need to be registered, and all other criteria to be accounted for as an equity instrument have been fulfilled. The embedded derivative, the warrant to purchase 750,000 shares for $7.50 each, follows the same accounting guidelines as the 17,250,000 warrants discussed previously, and is considered a liability.

The Company estimated the fair value of the derivative instruments at inception and as of each balance sheet date using a Black-Scholes option-pricing model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award and was 3.1% as of January 1, 2008, 4.7% as of January 9, 2007 and 4.3% as of January 10, 2006 and December 31, 2005. Expected dividends are zero based on history of not paying cash dividends on the Company’s common stock. The Company does not have any plans to pay dividends in the future. The expected term was determined to be the remaining contractual life of the option or derivative of 2.5 years as of January 1, 2008, 3.5 years as of January 9, 2007 and 4.5 years as of January 10, 2006 and December 31, 2005.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Due to its limited trading history as an operating entity, the Company uses volatility rates based on a 50/50 blend of historic, daily stock price observations of the Company’s common stock since its inception and historic, daily stock price observations of the Company’s peers (companies in Jamba Juice Company’s industry that are viewed as a “concept” and a leader in the premium, specialty growth segment) for a period prior to the balance sheet date that is equal in length to the expected term. Prior to the Merger, the Company used volatility rates based upon a sample of comparable special purpose acquisition corporations. The volatility factor used in Black-Scholes has a significant effect on the resulting valuation of the derivative liabilities on the Company’s consolidated balance sheets. The volatility index used for the calculation was 42.6% as of January 1, 2008, 34.4% as of January 9, 2007, and 41.8% as of January 10, 2006 and December 31, 2005. The Company used the relative fair value to estimate the fair value of the warrants as of January 9, 2007 and used the Black-Scholes pricing model for all other reported periods. Relative fair value is estimated as the difference between the closing market price of the Company’s common stock and the exercise price of the derivative. The Company’s stock price and volatility estimates will likely change in the future, and will therefore affect the derivative liabilities recorded. To the extent that the Company’s stock price increases or decreases, its derivative liabilities will also increase or decrease, absent any change in volatility rates and risk-free interest rates.

The estimated fair value of the warrants was $9.3 million and $69.5 million as of January 1, 2008 and January 9, 2007, respectively. The estimated fair value of the embedded warrant was $0 as of January 1, 2008 and $1.7 million as of January 9, 2007, respectively. Such amounts are recorded as derivative liabilities in the consolidated balance sheets.

The Company issued new warrants to purchase 0.3 million shares of Company common stock (the “Rolled-Over Warrants”) on November 29, 2006, in exchange for the then outstanding warrants of Jamba Juice Company (see Note 2). These warrants were converted to provide terms and expiration dates that were substantially similar to the terms contained in the original Jamba Juice Company warrants. Since the Rolled-Over Warrants do not contain a requirement to register the underlying shares and none of the other criteria that would require derivative treatment of these warrants have been met, the Rolled-Over Warrants are considered an equity instrument and were recorded as part of the purchase price of Jamba Juice Company at their acquisition date estimated fair value of $2.3 million. The exercise price of these warrants range from $4.26 to $7.58.

Segment Reporting—SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires financial information for each segment that is individually managed with separate operating results that are reviewed regularly by the chief operating decision makers. The Company has one reportable retail segment.

Reclassifications—Certain prior year amounts were reclassified to conform to current-year presentations.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes— an Interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently recognizing, derecognizing and measuring tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to uncertainties as they relate to income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006, and must therefore be adopted by the Company on January 10, 2007. The adoption of FIN48 did not result in an adjustment to fiscal year 2007 opening retained earnings.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. On November 14, 2007 the FASB agreed to partially defer the effective date of the standard for certain nonfinancial assets and liabilities. The FASB also issued FASB Staff Positions No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13 (“FSP 157-1”), and No. 157-2, Effective Date of FASB No. 157 (“FSP 157-2”). FSP 157-1 excludes certain lease transactions from the scope of SFAS 157 and FSP 157-2 delayed the Company’s effective date of the adoption of SFAS 157 for certain nonfinancial assets and liabilities to May 1, 2009. The Company is evaluating the potential impact of SFAS 157 on its consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R established principles and requirements for how an entity which obtains control of one or more businesses (1) recognizes and measures the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination and (3) determines what information to disclose regarding business combinations. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, SFAS No. 160 requires expanded disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 160 on its consolidated financial statements.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

2. ACQUISITIONS

Acquisition of Jamba Juice Company

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

Cash held in escrow: In accordance with the Merger Agreement, $19.9 million (or $0.47 per share) of the merger consideration otherwise payable to each stockholder was deposited in an escrow account through November 29, 2007 (the “Escrow Period”) to satisfy the indemnity obligations under the Merger Agreement. An additional $2.0 million (or $0.05 per share) was deposited in a separate interest bearing account to reimburse the stockholder representative for its fees and costs, and to fund any costs of defense of any indemnity claims. Such amounts, less any amounts applied in satisfaction of indemnification claims or stockholder representative fees and expenses, were released to the former Jamba Juice Company shareholders, option holders, and warrant holders on a pro-rata basis based on their respective ownership percentages. The first holdback escrow release payment of approximately $11.8 million was made in January 2007. The second holdback escrow release payment of approximately $3.9 million was made in May 2007. The third and final holdback escrow release payment for approximately $4.2 million was made on July 31, 2007. Of the $2.0 million in the shareholder representative account, approximately $1.8 million was paid to Jamba Juice Company shareholders on or about July 31, 2007. Approximately $150,000 had been disbursed subsequent to August 1, 2007. As these amounts were originally considered part of the purchase price of the Merger, the tax impacts of these payouts resulted in an offset to goodwill. The remaining balance of $55,000 represents amounts that are owed to former Jamba Juice Company shareholders, but have not yet been paid as of January 1, 2008.

Fair value of options and warrants assumed: As of the Merger Date, vested and unvested options to purchase 1.4 million shares and warrants to purchase 0.6 million shares of Jamba Juice Company common stock were converted into options to purchase 0.7 million shares and exchanged for warrants to purchase 0.3 million shares of Company common stock. The exchange ratio of 0.53 for warrants was calculated by dividing the per share merger consideration of $6.03 by the average daily closing price per share of Company common stock over a period of 5 trading days immediately preceding the Merger Date. The exchange ratio of 0.51 for options

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

assumed was calculated by dividing the per share merger consideration of $6.03 by the closing price per share of the Company’s common stock on the day before the completion of the Merger. The exchange ratios were also applied to adjust the exercise price of the options and warrants so that the aggregate intrinsic value of the new Company options and warrants was not greater than the aggregate intrinsic value of the Jamba Juice Company options and warrants immediately prior to the Merger.

The fair value of options assumed and warrants exchanged was determined using a Black-Scholes valuation model with the following assumptions: average stock price of $11.53, expected lives of 0.5 to 5.0 years, risk-free interest rates of 4.3% to 5.0%, expected volatility of 35.7% to 39.7% and expected dividends of zero. See discussion of how the Company determines these assumptions in Note 11. The fair value of the options assumed and warrants exchanged has been included as part of the purchase price. The portion of the fair value of unvested options that relates to future service of $1.9 million will be recognized into expense over the remaining weighted-average vesting period of the options of 2.2 years.

Acquisition related transaction costs: Acquisition related transaction costs include legal and accounting fees and other external costs directly related to the acquisition.

Purchase Price Allocation—Acquisition of Jamba Juice Company

Pursuant to SFAS No. 141, Business Combinations, the purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the Merger Date. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. Goodwill of $93.8 million is not deductible for tax purposes. The allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of the Merger Date is presented below (in thousands):

Current assets	$18,043
Property, fixtures and equipment	81,548
Goodwill	93,773
Trademarks	172,200
Other intangible assets	5,344
Other long-term assets	2,863
Current liabilities	(45,239)
Accrued jambacard liability	(14,830)
Deferred income tax liabilities, net	(58,171)
Other long-term liabilities	(3,780)

Total purchase price	$251,751

Trademarks

All of Jamba Juice Company’s products are sold under the Jamba Juice name and whirl logo. The use of the Jamba Juice trademarks is considered to be paramount to the continued success of the Company and provide for a seamless transition of ownership and continuity in the minds of both employees and customers. These indefinite-lived trademarks are not subject to amortization as management expects these trademarks to generate cash flows indefinitely. To estimate the fair value of the trademarks, the Company used the income approach-relief from royalty method, which is based on the projected cost savings attributable to the ownership of the trademarks.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Other Intangible Assets

The other intangible assets acquired of $5.3 million include the following (in thousands):

	Fair Value	Estimated Useful Life
Favorable leases	$3,300	related lease term
Franchise agreements	1,314	13.4 years
Employment/non-solicitation agreements	730	4.0 years

Total other intangible assets	$5,344

Accrued jambacard Liability

Jamba Juice Company has a stored value or gift card program, known as jambacard. When these cards are purchased, Jamba Juice Company records an accrued jambacard liability (deferred revenue). As of the Merger Date, Jamba Juice Company had an outstanding balance of $17.7 million in accrued jambacard liability, which has been adjusted to fair value by discounting the projected cash flows to present value, which are calculated as the costs to service deferred revenue, plus an estimated profit margin. The estimated fair value of the accrued jambacard liability as of November 28, 2006 was $14.8 million.

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

Fiscal 2007 Acquisitions of Franchisees

The Company acquired the assets of 22 Jamba Juice franchised stores owned by Sanders Liquid Sunshine (“Sanders”) and Vegas Liquid Sunshine (“Vegas”) on September 18, 2007 in the Northern California and Nevada geographic regions, respectively for $15.3 million, which includes a holdback of $1.4 million that is being held in escrow. In addition, the Company acquired ten stores on April 4, 2007 and two stores on June 26, 2007 from Four Life Foods, LLC (“Four Life”) and Juice The Two of Us, Inc., respectively for a total of $9.3 million. Stores located in the Central California and Northern California geographic regions were acquired from Four Life and Juice The Two of Us, respectively. All acquisitions were accounted for using the purchase method of accounting and resulted in total goodwill of approximately $19.0 million. All of the goodwill is expected to be tax deductible for tax purposes. The operating results of stores acquired are included in the consolidated statements of operations from the date of acquisition.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

Property, fixtures and equipment, net	$4,377
Other current assets	398
Trademarks and other intangible assets, net	1,095
Other long-term assets and deferred franchise revenue	71
Other accrued expenses	(193)
Deferred tax liabilities	(86)
Other long-term liabilities	(14)
Goodwill	19,008

Total purchase price	$24,656

Fiscal 2006 Acquisition of Franchisees

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

Under the terms of a Master Restructuring Agreement dated September 2002, the Company had the right to purchase the stores owned by Heartland commencing in December 2006. In anticipation of this right, the Company and Heartland agreed to the purchase and sale transaction. Total consideration paid was $2.6 million in cash less a holdback of $198,750.

Pursuant to the Amended and Restated Multi-Unit License, the Company agreed, among other things, to restructure the continuing royalty rate payable by Heartland to a discounted rate below the 5% continuing royalty rate received by the Company from other franchisees. In accordance with EITF Issue No. 04-1, Accounting for Preexisting Relationships between Parties to a Business Combination, any preexisting business relationship between parties to a business combination must be evaluated and accounted for separately. Accordingly, $337,000 of the purchase price paid has been recognized as a settlement loss of the franchise agreement, which has been recorded as other operating expense in the Company’s statements of operations.

The acquisition was accounted for using the purchase method and resulted in goodwill of $389,000.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The purchase price allocation for Heartland was as follows (in thousands):

Property, fixtures and equipment, net	$1,587
Other current assets	96
Other intangible assets, net	136
Goodwill	389

Total assets acquired and liabilities assumed	2,208
Settlement loss	337
Write-off of deferred fees	95

Total purchase price	$2,640

The operating results of stores acquired are included in the consolidated statements of operations from the date of acquisition. The goodwill of $0.4 million is expected to be tax deductible for tax purposes.

3. AREA DEVELOPMENT AFFILIATIONS

The Company’s wholly owned subsidiary, Jamba Juice Company, has entered into multi-unit license agreements with area developers to develop stores in certain geographic regions. Under typical multi-unit license agreements, the area developer generally pays one-half of the initial nonrefundable fee multiplied by each store to be developed as a nonrefundable development fee upon execution of the multi-unit license agreement. The agreements are generally for a term of 10 years. Each time a store is opened under the multi-unit license agreement, the Company credits the franchisee one-half of the initial fee paid as part of the development fee and the franchisee is required to pay the remaining one-half of the initial fee. As of January 1, 2008, there are 92 stores operating under the two current and two expired or terminated multi-unit license agreements. In addition, as of January 1, 2008, there are six stores operating in Whole Foods Markets with employees of Whole Foods Market operating the stores. As of January 1, 2008, one of the two current multi-area developers have contractual commitments to open, cumulatively, 11 new franchise stores.

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

Deferred franchise revenue as of January 1, 2008 and January 9, 2007 includes $178,650 and $30,000, respectively, relating to non-refundable development fees paid by one current area developer as well as initial fees paid by franchisees whose stores have not yet opened.

Franchise revenue consists of royalties and fees from our franchisees. The Company recognizes initial fees received from a franchisee as revenue when it has performed substantially all initial services required by the franchise agreement, which is generally upon the opening of a store. The Company recognizes continuing royalties based upon a percentage of franchisee revenues as earned. The Company is not required to contribute capital as part of multi-unit license agreements or franchise agreements.

The Company incurs expenses that benefit both the franchisees and Company Stores. These expenses, along with other costs of servicing franchise agreements, are charged to general and administrative expenses as incurred. A portion of these expenses related to store management and oversight are charged to the franchisee. The Company also incurs other direct costs, primarily store payroll for one area developer (JJC Florida, LLC) and one former area developer (Heartland), which is charged to other operating expense.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

In August 2004, Jamba Juice Company entered into an Amended and Restated Management Agreement with Heartland. Under this agreement, Jamba Juice Company managed and operated the stores owned by Heartland and did so using Jamba Juice Company employees. This arrangement continued until the Company exercised the right to purchase the stores owned by Heartland in December 2006 (See Note 2). For fiscal 2006, the Company incurred employee expenses in managing and operating these stores of $65,000, which is reported as other operating expense. Under the agreement, Heartland reimbursed Jamba Juice Company $110,000 in fiscal 2006 for managing and operating these stores, which is reported as franchise and other revenue.

In June 2005, Jamba Juice Company entered into a Management Agreement with JJC Florida. Under this agreement, Jamba Juice Company managed and operated the stores owned by the area developer and did so using Jamba Juice Company employees. For fiscal 2007 and fiscal 2006, Jamba Juice Company incurred employee expenses in managing and operating these stores of $2.8 million and $264,000, respectively, which are reported as other operating expense. Under the agreement, JJC Florida reimbursed Jamba Juice Company $2.9 million and $267,000 for fiscal 2007 and fiscal 2006, respectively, for managing and operating these stores, which is reported as franchise and other revenue. In connection with entering into the Management Agreement, JJC Florida’s development rights were terminated.

4. PROPERTY, FIXTURES AND EQUIPMENT

Property, fixtures, and equipment as of January 1, 2008 and January 9, 2007, consisted of the following (in thousands):

	January 1, 2008	January 9, 2007
Leasehold improvements	$77,590	$43,911
Furniture, fixtures and equipment	54,965	33,671
Construction in progress (primarily stores under construction)	16,479	9,466

Total	149,034	87,048
Less accumulated depreciation and amortization	(20,173)	(1,743)

Total	$128,861	$85,305

Depreciation expense for fiscal 2007 and fiscal 2006 was $18.3 million and $1.8 million, respectively.

5. GOODWILL

Goodwill is tested for impairment annually during the fourth quarter of the fiscal year in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Based on the results of the Company’s evaluation and due to the challenging business conditions and resulting decline in the market price of the Company’s common stock, the Company recorded an impairment charge of $111.0 million in the fourth quarter of fiscal 2007.

The fair value of the Company’s reporting unit was estimated using a discounted cash flow and market multiple analyses of historical and forecasted operating results of its reporting unit. Inherent in the Company’s fair value determinations are certain judgments and estimates relating to future cash flows, current economic indicators and market valuations, and the Company’s strategic operational plans. A change in such assumptions

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

may cause a change in the results of the analyses performed. The changes in the carrying amount of goodwill are as follows (in thousands):

	Fiscal 2007		Fiscal 2006
Balance at beginning of year	$94,162		$—
Acquisitions (see Note 2)	19,008		94,162
Impairments	(111,024)		—
Other	(2,146	)(1)	—

Balance at end of year	$—		$94,162

(1)

This includes a decrease of $1.0 million related to an adjustment to correct the recording of certain deferred tax assets resulting from the acquisition of JJC. The remaining activity represents the tax impact of the Company’s payout of escrow holdbacks from the Merger. See Note 2.

6. TRADEMARKS AND OTHER INTANGIBLE ASSETS

The carrying amount and accumulated amortization of trademarks and other intangible assets as of January 1, 2008 and January 9, 2007, were as follows (in thousands):

	Gross Amount	Accumulated Amortization	Net
Amortized Intangible Assets
As of January 9, 2007
Favorable leases	$3,501	$(133)	$3,368
Franchise agreements	1,314	(11)	1,303
Employment agreements	730	(21)	709

Total	$5,545	$(165)	$5,380

As of January 1, 2008
Favorable leases	$3,893	$(1,243)	$2,650
Franchise agreements	1,141	(101)	1,040
Employment agreements	730	(200)	530
Reacquired franchise rights	875	(96)	779

Total	$6,639	$(1,640)	$4,999

Other intangible assets are amortized over their expected useful lives. Amortization expense for intangible assets for fiscal 2007 and fiscal 2006 was $1.5 million and $0.2 million, respectively. Expected annual amortization expense for intangible assets recorded as of January 1, 2008 is as follows (in thousands):

Fiscal Year	Amortization
2008	$1,328
2009	1,051
2010	766
2011	420
2012	271

Unamortized Intangible Assets (in thousands)	January 1, 2008	January 9, 2007
Trademarks	$82,600	$172,200

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Trademarks are not subject to amortization and are tested for impairment annually (at year-end), or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of the comparison of the fair value of the trademarks to its carrying amount. The fair value of trademarks was estimated using the income approach-relief from royalty method, which is based on the projected cost savings attributable to the ownership of the trademarks. As a result of the evaluation, the Company recorded an impairment charge of $89.6 million, $53.9 million net of tax, in fiscal 2007.

7. STORE CLOSURES AND DISPOSALS

Store Closures—During fiscal 2007, the Company closed five Company Stores. Losses from store closures and disposals are recorded in other operating expense. There were no store closures during fiscal 2006. The following is a reconciliation of the store closure accrual (in thousands):

Balance as of January 10, 2006	$—
Assumed from Jamba Juice Company	534
Payments on liability	(18)

Balance as of January 9, 2007	516
Additional accruals	112
Payments on liability	(152)

Balance as of January 1, 2008	$476

Loss on Disposal of Other Assets—During fiscal 2007 and fiscal 2006, the Company wrote off the net book value of certain assets that were disposed of due to store remodels or upgrades of equipment of $1.2 million and $0.6 million, respectively.

8. OTHER LONG-TERM ASSETS

As of January 1, 2008 and January 9, 2007, other long-term assets consisted of the following (in thousands):

	January 1, 2008	January 9, 2007
Deposits	$846	$3,255
Investment in JJC Florida, LLC	1,348	1,394
Investment in JJC Hawaii, LLC	680	748
Other	192	341

Total	$3,066	$5,738

The Company accounts for its investments in JJC Florida, LLC and JJC Hawaii, LLC under the equity method. The Company owned 35.2% and 5.0% of JJC Florida, LLC and JJC Hawaii, LLC, respectively, as of January 1, 2008 and January 9, 2007. The equity losses recognized by the Company for JJC Florida, LLC was $46,000 and $3,000 for fiscal 2007 and 2006, respectively and $147,000 and $16,000 for JJC Hawaii LLC for fiscal 2007 and 2006, respectively.

The operating agreement and subsequent amendments between JJC Florida, LLC and the Company provide the Company the option to purchase 100% of the Company’s partner’s interest in the joint venture at its fair value, valid from October 1, 2008 to December 30, 2008. Under the amendments to the operating agreement, profits and losses are to be allocated to the members in proportion to their cash contributions to the joint venture until the end of the fiscal year during which the cumulative profits of the joint venture equal or exceed the

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

cumulative losses previously realized. Thereafter, profits will be allocated to the members in proportion to their recalculated interests. The recalculated interests of the members are based on actual contributions, with the Company receiving a 25% premium on its additional contributions.

The first amendment to the operating agreement included the ability of JJC Florida, LLC to defer the marketing, royalty, and front-end fees due to the Company. The deferral period ends the earlier of June 30, 2008 or when JJC Florida, LLC becomes cash flow positive for four consecutive quarters. As of January 9, 2007 JJC Florida, LLC became cash flow positive for four consecutive quarters. The Company had been recognizing income from JJC Florida, LLC on a cash basis due to the payment history. As of January 9, 2007 JJC Florida, LLC owed the Company $1.7 million of deferred royalty fees, advertising fees and interest. During fiscal 2007, JJC Florida, LLC paid $1.6 million of the total deferred amount resulting in a balance of $0.1 million as of January 1, 2008. The Company recognized the entire payment as income in fiscal 2007, which is recorded in franchise and other revenue.

The following is summarized financial information for the Company’s equity investments in JJC Florida, LLC and JJC Hawaii, LLC as of and for the fiscal years ended January 1, 2008 and January 9, 2007 (in thousands):

	January 1, 2008	January 9, 2007
Current assets	$1,844	$2,806
Non-current assets	11,442	13,055
Current liabilities	4,421	5,663
Non-current liabilities and members’ equity	8,855	10,198
Revenue	38,157	35,970
Gross profit	26,360	25,578
Net loss from operations	(2,707)	(915)
Net loss	(2,707)	(915)

9. LEASE COMMITMENTS

The Company leases its office, retail stores, and some equipment under operating leases, with terms expiring through 2021. Most store leases have an initial term of 10 years, with renewal options of up to 10 years and provide for payment of common area operating expenses and real estate taxes. Rental expense, net of sublease income was $31.1 million in fiscal 2007 and $3.0 million in fiscal 2006 and is recorded in occupancy costs and general and administrative expenses.

The aggregate future minimum noncancelable lease payments as of January 1, 2008, were as follows (in thousands):

Fiscal Year Ending:
2008	$36,277
2009	34,485
2010	31,897
2011	29,545
2012	27,916
Thereafter	81,656

Total minimum lease commitments	$241,776

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The Company has subleases related to certain of its operating leases. During fiscal 2007 and 2006, the Company recognized sublease income of $0.2 million for each of the fiscal years. Future minimum lease payments under operating leases have not been reduced by future minimum sublease rental income of approximately $0.7 million.

10. INCOME TAXES

The components of the income tax provision are as follows (in thousands):

	January 1, 2008	January 9, 2007	January 10, 2006	December 31, 2005
Current provision	$88	$293	$5	$85
Deferred benefit	(52,223)	(2,837)	(43)	—

Income tax (benefit) expense—net	$(52,135)	$(2,544)	$(38)	$85

Included in the deferred benefit are tax benefits of $3.6 million and $1.3 million related to federal and state net operating losses, respectively.

The difference between the effective income tax rate and the United States federal income tax rate is summarized as follows:

	January 1, 2008	January 9, 2007	January 10, 2006	December 31, 2005
Statutory federal rate	(34.0)%	(34.0)%	34.0%	(34.0)%
State income taxes less federal benefit	(5.8)	(5.7)	3.6	(1.4)
Change in valuation allowance	—	—	(15.0)	2.9
Tax exempt income—net	—	(2.0)	(12.0)	14.7
Nontaxable (gain) loss on derivative liability	(14.3)	37.1	(25.0)	21.2
Impairment of goodwill	22.0	—	—	—
Other	0.6	0.5	(0.2)	(0.8)

	(31.5)%	(4.1)%	(14.6)%	2.6%

Deferred income taxes are provided for the temporary differences between the carrying values of the Company’s assets and liabilities for financial reporting purposes and their corresponding income tax bases. The temporary differences give rise to either a deferred tax asset or liability in the financial statements that is computed by applying current statutory tax rates to taxable and deductible temporary differences based upon the classification (i.e., current or noncurrent) of the asset or liability in the financial statements that relates to the particular temporary difference. Deferred taxes related to differences that are not attributable to a specific asset or liability are classified in accordance with the future period in which they are expected to reverse and be recognized for income tax purposes.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The deferred tax asset (liability) consisted of the following temporary differences as of January 1, 2008, and January 9, 2007 (in thousands):

	January 1, 2008	January 9, 2007
Reserves and accruals	$8,024	$5,166
Deferred franchise revenue	78	734
Class action payable	—	270

Total current deferred tax asset	8,102	6,170
Net operating losses	7,264	2,365
Deferred rent	1,419	85
Tax credit attributes	2,268	2,015
Basis difference in intangibles	(28,676)	(74,111)
Stock-based compensation	1,218	143
Basis difference in fixed assets	8,014	9,446
Basis difference in investments	(209)	(226)
Other	307	—

Total non-current deferred tax liability	(8,395)	(60,283)

Valuation allowance	(48)	(48)

Total net deferred tax liability	$(341)	$(54,161)

At January 1, 2008 the Company has federal and state net operating loss carryovers of $13.0 million and $31.0 million, respectively, which, if not used earlier, will expire between 2017 and 2028. In addition, the Company also has tax credit carryforwards for federal and state purposes of $1.5 million and $743,000, respectively, which do not expire.

A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion of the deferred tax asset will not be realized. Due to the uncertainty of realizing certain tax attributes, the Company, as of January 1, 2008 has continued to record a valuation allowance for the federal net operating loss generated in a separate return year. For all other deferred tax assets, management believes it is more likely than not that sufficient taxable income will be generated in future periods to utilize the net deferred tax assets that are dependent on such taxable income.

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

Although the implementation of FIN 48 did not impact the amount of the Company’s liability for unrecognized tax benefits nor did it impact beginning retained earnings, the Company reclassified its liability for uncertain tax positions from deferred income tax to other long-term liabilities to conform with the balance sheet presentation requirements of FIN 48. The Company expects no reversals within the next 12 months.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year (in thousands):

Unrecognized Tax Benefit, January 10, 2007	$1,400
Increases—tax positions in prior period	70

Unrecognized Tax Benefit, January 1, 2008	$1,470

Included in the unrecognized tax benefits of $1.5 million at January 1, 2008 was $0.3 million that, if recognized, would impact the Company’s annual effective tax rate. The Company recognizes interest accrued related to unrecognized tax benefits in the tax provision. As of the adoption of FIN 48 on January 10, 2007, the Company’s liability for unrecognized tax benefits included an accrual for interest in the amount of $78,000. The Company recognized $82,000 of interest in connection with uncertain tax positions during the fiscal year.

As of January 1, 2008, the Company is subject to U.S. federal income tax examinations for the tax years ended June 27, 2006 and November 28, 2006 for the subsidiary returns and the tax year ended December 31, 2006 for the consolidated return. The Internal Revenue Service (“IRS”) has completed its examinations of the subsidiary’s federal income tax return for the tax years ended June 29, 2004 and June 28, 2005. The IRS audit resulted in an additional alternative minimum tax liability of approximately $113,000 for both years. The adjustments will likely result in additional state tax liabilities. The Company is also subject to state and local income tax examinations for tax returns filed for the years ended June 24, 2003 through December 31, 2006.

11. STOCK OPTIONS

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

Options granted in fiscal 2007 under the 2006 Plan have an exercise price equal to the closing price of the Company’s common stock on the grant date. Options granted in 2006 under the 2006 Plan have an exercise price equal to the average of the closing price of the Company’s common stock for five trading days, consisting of the two days immediately following the date of grant, the day of the grant, and two days immediately before the date of grant. Options under the 2001 Plan and 1994 Plan were granted at an exercise price equal to or greater than the fair market value of the common stock at the date of the grant and are exercisable for up to 10 years. Options remaining under the 1994 Plan generally vest over four years. Options remaining under the 2001 Plan granted prior to January 1, 2004 vested 20% at date of grant and 20% per year thereafter. Options granted under the 2001 Plan after January 1, 2004 and under the 2006 Plan generally vest 25% on the first anniversary of the grant date and 25% per year thereafter. Approximately 337,900 performance based shares were granted to officers of the Company in December 2007. Options granted under the 2006 Plan with performance-based measures vest on March 15, 2009 upon achievement of certain goals. Shares available for grant were 1,692,411 as of January 1, 2008.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

	Fiscal Year Ended January 1, 2008	Fiscal Year Ended January 9, 2007
Weighted-average risk-free interest rate	4.30%	4.09%
Expected life of options (years)	5.0	5.0
Expected stock volatility	38.5%	38.4%
Expected dividend yield	0%	0%

A summary of option activity under the Plans for fiscal 2007 is presented below (shares and dollars in thousands):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Balance at January 9, 2007	2,752	$10.40
Options granted	1,308	6.56
Options exercised	(52)	4.15
Options canceled	(316)	10.31

Options outstanding at January 1, 2008	3,692	$9.14	8.77	$699

Options vested or expected to vest at January 1, 2008	2,400	$9.03	9.19	$699

Options exercisable—January 1, 2008	928	$9.82	8.22	$699

The weighted-average fair value of options granted and exercised in fiscal 2007 was $2.94 and $6.84, respectively. The intrinsic value of the options exercised during fiscal 2007 was $0.1 million. The weighted-average grant-date fair value of options granted and options assumed from Jamba Juice Company during fiscal 2006 was $4.66 and $6.19, respectively. There were no options exercised during fiscal 2006. At January 1, 2008, 2,400,073 stock options are expected to vest over the next four years.

The fair value of restricted common stock is determined based on the closing price of the Company’s common stock on the date of grant. Restricted common stock vests and becomes unrestricted 25% on the first anniversary of the grant date and 25% per year thereafter. Stock-based compensation expense is recognized ratably over the four-year service period. The Company did not issue shares of restricted common stock in fiscal

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

2007 and issued 137,500 shares of restricted common stock with a weighted-average fair value of $11.50 per share during fiscal 2006, of which 75% remain unvested as of January 1, 2008. The total fair value of restricted common stock vested during fiscal 2007 and fiscal 2006 was $395,000 and $0, respectively.

Stock-based compensation expense was $4.2 million and $0.4 million for fiscal 2007 and fiscal 2006, respectively, and is included in labor costs in the consolidated statements of operations. The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation arrangements was $1.2 million and $143,000 for fiscal 2007 and fiscal 2006, respectively.

As of January 1, 2008, there was $6.1 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Plans that is expected to be recognized over a weighted-average period of 2.65 years. No stock-based compensation expense has been recorded for options granted that will vest based upon achieving certain specified goals, as it is not probable that these performance goals will be achieved as of January 1, 2008.

12. WARRANTS AND DERIVATIVE INSTRUMENTS

As discussed in Note 1, the Company issued warrants to purchase 17,250,000 shares of common stock at an exercise price of $6.00 and an option to purchase up to a total of 750,000 units at an exercise price of $10.00 in connection with its initial public offering in July 2005. Each unit includes one share of common stock and a warrant to purchase one share of common stock at an exercise price of $7.50. In November 2006, the Company assumed 304,581 outstanding warrants in connection with the Merger (see Note 2). All warrants and the option were fully vested as of January 9, 2007. During fiscal 2007, the Company received $4.0 million of proceeds for the exercise of 669,500 of the $6.00 warrants. The fair value of warrants exercised of $2.5 million was reclassified from derivative liability to additional paid in capital on the date of exercise. A summary of the warrant activity and changes during fiscal 2007 is presented below (shares in thousands):

	Number of Warrants	Weighted- Average Exercise Price
Warrants outstanding as of January 9, 2007	18,303	$6.05
Warrants exercised	(670)	6.00

Warrants outstanding as of January 1, 2008	17,633	$6.05

The weighted-average remaining contractual life of the warrants and the option outstanding as of January 1, 2008 is 1.5 years and 2.5 years, respectively. The aggregate intrinsic value of the warrants and the option are $0 and $9.3 million, respectively, as of January 1, 2008. The intrinsic value of warrants exercised during fiscal 2007 and fiscal 2006 was $2.1 million and $10,203, respectively. There were no warrants exercised or granted during the period from January 1, 2006 to January 10, 2006, and there were no warrants exercised during fiscal 2005.

13. EMPLOYEE BENEFIT PLAN

The Company maintains a voluntary defined contribution plan covering all eligible employees that it acquired from Jamba Juice Company. Eligible employees may elect to defer and contribute a percentage of their compensation to the plan, not to exceed the dollar amount set by law. The Company will match 100% of the first 3%, and 50% for the 4% and 5% of an employee’s contributions. During fiscal 2007 and fiscal 2006, the Company contributed $0.4 million and $0.1 million to the plan, respectively.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

14. OTHER COMMITMENTS AND CONTINGENCIES

Litigation Related—The Company or its wholly owned subsidiary, Jamba Juice Company, is a defendant in certain litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of such litigation will not have a significant effect on the consolidated financial statements.

Other—The Company has commitments under contracts for the construction of leasehold and other improvements for stores to be opened in fiscal year 2008. Portions of such contracts not completed at the end of fiscal 2007, are not reflected in the consolidated financial statements. These unrecorded commitments are $1.0 million as of January 1, 2008.

The Company has purchase obligations with certain suppliers for certain fruits and dairy for various terms ranging from one year to 15-year terms ending in 2024 for commitments to purchase a minimum level of fruit totaling $76.3 million over the next 15 years.

15. RELATED-PARTY TRANSACTIONS

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

16. UNAUDITED QUARTERLY INFORMATION

(In thousands)

	Fiscal Year 2007
	Sixteen Weeks Ended May 1, 2007	Twelve Weeks Ended July 24, 2007	Twelve Weeks Ended October 16, 2007	Eleven Weeks Ended January 1, 2008
Total revenue	$89,385	$89,609	$83,638	$54,577
Gross profit	65,833	65,950	61,152	40,048
Income (loss) from operations	(8,048)	2,641	(3,115)	(219,669	)(1)
Other income	16,435	1,226	24,025	21,074
Net income (loss)	11,948	2,328	22,397	(149,969)
Basic earnings (loss) per share	0.23	0.04	0.43	(2.85)
Diluted earnings (loss) per share	0.20	0.04	0.40	(2.85)

(1)	This includes an impairment charge of $200.6 million related to goodwill and other intangible assets (see Notes 5 and 6).

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

	Fiscal Year 2006
	Sixteen Weeks Ended May 2, 2006(1)	Twelve Weeks Ended July 25, 2006(1)	Twelve Weeks Ended October 17, 2006(1)	Twelve Weeks Ended January 9, 2007(1)
Total revenue	$—	$—	$—	$23,115
Gross profit	—	—	—	17,076
Loss from operations	(224)	(102)	(136)	(7,831)
Other income (expense)	(81,182)	31,198	(19,217)	15,924
Net income (loss)	(81,503)	31,057	(19,401)	10,821
Basic earnings (loss) per share	(3.88)	1.48	(0.92)	0.32
Diluted earnings (loss) per share	(3.88)	1.09	(0.92)	0.26

(1)

The previously filed 10-K for fiscal 2006 was for the quarters ended March 31, 2006, June 30, 2006, September 30, 2006 and January 9, 2007. As a result of the Company’s change in fiscal year (see Note 1), the quarterly balances for fiscal 2006 includes comparative recast financial statements for quarters ended May 2, 2006, July 25, 2006, October 17, 2006 and January 9, 2007, which are the periods of fiscal 2006 that are most nearly comparable to the fiscal 2007 quarters ended May 1, 2007, July 24, 2007, October 16, 2007 and January 1, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Jamba Juice Company and Subsidiary:

We have audited the accompanying consolidated balance sheets of Jamba Juice Company and subsidiary (the “Company”) as of November 28, 2006 and June 27, 2006, and the related consolidated statements of income, common stockholders’ deficit, and cash flows for the period from June 28, 2006 to November 28, 2006 and for each of the two fiscal years in the period ended June 27, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jamba Juice Company and subsidiary as of November 28, 2006 and June 27, 2006, and the results of their operations and their cash flows for the period from June 28, 2006 to November 28, 2006 and for each of the two fiscal years in the period ended June 27, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, on June 28, 2006, the Company changed its method of accounting for share-based payment awards to conform to Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

/s/    Deloitte & Touche LLP

San Francisco, California

April 2, 2007

JAMBA JUICE COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	November 28, 2006	June 27, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,001	$1,262
Receivables, net of allowances of $110 and $89	1,530	2,050
Inventories	2,723	2,647
Deferred income taxes	5,664	5,909
Prepaid rent	2,620	2,295
Due from Jamba, Inc.	3,425	—
Prepaid expenses and other current assets	1,080	719

Total current assets	18,043	14,882
Property, fixtures and equipment—net	81,548	77,272
Goodwill	2,663	2,663
Other intangible assets—net	244	289
Deferred income taxes	9,667	8,321
Other long-term assets	2,750	2,675

Total assets	$114,915	$106,102

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,217	$9,737
Accrued compensation and benefits	6,207	8,682
Workers’ compensation and health self-insurance reserves	3,931	3,669
Accrued jambacards	17,700	15,929
Line of credit note payable	15,875	10,800
Litigation settlement payable	531	1,120
Other accrued expenses	7,478	7,622

Total current liabilities	62,939	57,559
Deferred franchise revenue	441	432
Deferred rent and other long-term liabilities	11,613	10,810

Total liabilities	74,993	68,801

Commitments and contingencies (Notes 7 and 14)	—	—
Convertible redeemable preferred stock:
No par value—30,000,000 shares authorized. Shares issued and outstanding: Series A, 3,000,000; Series B, 2,250,053; Series C, 7,415,206; Series D, 9,998,905; Series E, 2,482,726. Redemption value: $52,162. Liquidation preference: $62,094	52,162	52,162
Common stockholders’ deficit:
Common stock, no par value—50,000,000 shares authorized; 10,940,069 and 10,783,220 shares issued and outstanding	—	—
Additional paid-in capital	12,660	12,255
Accumulated deficit	(24,900)	(27,116)

Total common stockholders’ deficit	(12,240)	(14,861)

Total liabilities and common stockholders’ deficit	$114,915	$106,102

See Notes to Consolidated Financial Statements.

JAMBA JUICE COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands)	For the Period June 28, 2006 to November 28, 2006	Fiscal Year Ended June 27, 2006	Fiscal Year Ended June 28, 2005
	(22 weeks)	(52 weeks)	(52 weeks)
Revenue:
Company stores	$116,967	$243,668	$202,073
Franchise and other revenue	4,894	9,337	6,976

Total revenue	121,861	253,005	209,049

Operating expenses:
Cost of sales	29,983	61,034	51,299
Labor costs	37,078	79,664	67,327
Occupancy costs	12,672	26,982	21,119
Store operating expense	13,208	28,920	26,525
Depreciation and amortization	5,946	12,905	10,355
General and administrative expense	14,773	30,011	25,113
Store preopening expense	1,031	2,677	3,077
Other operating expense	2,093	4,145	1,399

Total operating expenses	116,784	246,338	206,214

Other income (expense):
Interest income	79	115	51
Interest expense	(382)	(1,203)	(829)

Total other expense	(303)	(1,088)	(778)

Income before income taxes	4,774	5,579	2,057
Income tax expense	2,558	2,601	1,972

Net income	$2,216	$2,978	$85

See Notes to Consolidated Financial Statements.

JAMBA JUICE COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ DEFICIT

(Dollars in thousands)	Common Stock Shares	Additional Paid-In Capital	Accumulated Deficit	Total Common Stockholders’ Deficit
Balance as of June 29, 2004	10,315,311	$11,155	$(30,179)	$(19,024)
Issuance of common stock	169,411	363	—	363
Other	—	93	—	93
Conversion of preferred shares	30,360	75	—	75
Net income	—	—	85	85

Balance as of June 28, 2005	10,515,082	11,686	(30,094)	(18,408)
Issuance of common stock	268,138	317	—	317
Other	—	252	—	252
Net income	—	—	2,978	2,978

Balance as of June 27, 2006	10,783,220	12,255	(27,116)	(14,861)
Issuance of common stock	156,849	322	—	322
Other	—	83	—	83
Net income	—	—	2,216	2,216

Balance as of November 28, 2006	10,940,069	$12,660	$(24,900)	$(12,240)

See Notes to Consolidated Financial Statements.

JAMBA JUICE COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	For the Period June 28, 2006 to November 28, 2006	Fiscal Years Ended
		June 27, 2006	June 28, 2005
	(22 weeks)	(52 weeks)	(52 weeks)
Cash provided by operating activities:
Net income	$2,216	$2,978	$85
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,946	12,905	10,355
Loss on asset impairment, store closures and disposals	1,106	2,768	1,019
Gift certificate and jambacard breakage income	(748)	(1,425)	—
Stock-based compensation	83	—	—
Deferred rent and other	725	3,006	2,493
Deferred income taxes	(1,100)	(1,706)	1,503
Changes in operating assets and liabilities:
Receivables, net of allowance	520	(417)	(330)
Inventories	(76)	(281)	(482)
Prepaid expenses and other current assets	(4,112)	1,113	(1,528)
Other long-term assets	(65)	178	841
Accounts payable	1,631	(526)	(267)
Accrued compensation and benefits	(2,213)	2,798	900
Accrued jambacards	2,523	5,421	4,478
Litigation settlement payable	(589)	(513)	(539)
Accrued expenses and other liabilities	(144)	2,036	3,528
Deferred franchise revenue	9	(47)	(720)

Cash provided by operating activities	5,712	28,288	21,336

Cash used for investing activities:
Capital expenditures	(11,360)	(26,369)	(31,837)
Cash paid in acquisitions	—	(22)	(942)
Investment in affiliates	(10)	(120)	(474)

Cash used for investing activities	(11,370)	(26,511)	(33,253)

Cash provided by (used for) financing activities:
Proceeds from exercise of stock options and other	322	317	456
Borrowings on debt facility	17,225	48,800	42,300
Payments on debt facility	(12,150)	(51,000)	(32,550)
Payments on notes and capital lease obligations	—	—	(18)

Cash provided by (used for) financing activities	5,397	(1,883)	10,188

Net decrease in cash and cash equivalents	(261)	(106)	(1,729)
Cash and cash equivalents at beginning of period	1,262	1,368	3,097

Cash and cash equivalents at end of period	$1,001	$1,262	$1,368

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$337	$1,211	$322
Income taxes paid, net of refunds	3,421	931	832

See Notes to Consolidated Financial Statements.

JAMBA JUICE COMPANY

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

Fiscal Year End—Jamba Juice Company’s fiscal year ends on the Tuesday preceding June 30. The fiscal years ended June 27, 2006 (“fiscal 2006”) and June 28, 2005 (“fiscal 2005”) include 52 weeks. For convenience, all references herein to years are stated as years ended June 30. The 22-week period from June 28, 2006 to November 28, 2006 (“22 Week Period”) represents the period prior to the merger with Jamba, Inc.

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

Concentrations of Risk—Jamba Juice Company maintains food distribution contracts primarily with one supplier, Southwest Traders, Inc. This supplier provided 88%, 85% and 87% of product cost included in cost of sales for the 22 Week Period and fiscal 2006 and 2005, respectively, which potentially subjects Jamba Juice Company to a concentration of business risk. If this supplier had operational problems or ceased making product available to Jamba Juice Company, operations could be adversely affected.

Financial instruments that potentially subject Jamba Juice Company to concentrations of credit risk consist primarily of cash and cash equivalents. Jamba Juice Company places its cash and cash equivalents with high-quality financial institutions, but at times, balances in Jamba Juice Company’s cash accounts may exceed the Federal Deposit Insurance Corporation insurance limit.

Self-Insurance Reserves—Jamba Juice Company uses a combination of insurance and self-insurance to provide for the liabilities for workers’ compensation, healthcare benefits, general liability, property insurance, director and officers’ liability, and vehicle liability. Liabilities associated with the self-insured risks are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity

JAMBA JUICE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

factors, and other actuarial assumptions. The estimated accruals for these liabilities, portions of which are calculated by independent third-party actuaries, could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. The workers’ compensation self-insurance reserve is included in “Workers’ compensation and health self-insurance reserves” in the balance sheets as of November 28, 2006 and June 30, 2006, was $3.0 million and $3.0 million, respectively.

Cash and Cash Equivalents—Jamba Juice Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. As of November 28, 2006 and June 30, 2006, Jamba Juice Company did not have any investments with maturities greater than three months.

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

Goodwill—Goodwill represents the excess of the purchase price over net assets acquired and is not amortized. Goodwill is subject to annual impairment tests in April of each year. This analysis is performed at the reporting unit level in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Based upon impairment analyses performed in accordance with SFAS No. 142 there was no goodwill impairment recorded in the 22 Week Period and fiscal 2006 and 2005.

Capitalized Interest—Jamba Juice Company capitalizes interest costs related to the purchase and construction of qualifying assets. During the 22 Week Period and fiscal 2006 and 2005, Jamba Juice Company capitalized interest of $130,000, $183,000 and $112,000, respectively. Capitalized interest is amortized over the life of the assets.

Other Intangible Assets—Other intangible assets consist of leasehold acquisition costs and are amortized on a straight-line basis over the periods of expected benefit, which range from 8 to 10 years, and are limited to the lease term, including reasonably assured renewal periods.

Store Closing and Impairment Charges—In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset, losses related to the impairment of long-lived assets are recognized when expected future cash flows are less than the asset’s carrying value. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, Jamba Juice Company makes an evaluation of recoverability by comparing the carrying values of the assets to projected future cash flows, in addition to other quantitative and qualitative analyses. Impairment tests are conducted quarterly. Upon indication that the carrying values of its assets may not be recoverable, Jamba Juice Company recognizes an impairment loss as a charge

JAMBA JUICE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

against current operations for an amount equal to the difference between the carrying value and the asset’s fair value. The fair value of the store’s long-lived assets is estimated using the discounted future cash flows of the assets based upon a rate that approximates our weighted-average cost of capital. Net assets are grouped at the lowest level for which there is identifiable cash flows when assessing impairment. Jamba Juice Company identifies cash flows for retail net assets at the individual store level. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell. Jamba Juice Company makes judgments related to the expected useful lives of long-lived assets and its ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As Jamba Juice Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause Jamba Juice Company to realize material impairment charges.

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

Jambacards and Gift Certificates—Jamba Juice Company has been selling jambacards to its customers in its retail stores and through its Web site since November 2002. Prior to November 2002, Jamba Juice Company sold $5.00 gift certificates. Jamba Juice Company’s jambacards and gift certificates do not have an expiration date. An obligation is recorded at the time of gift certificate issuance and either an initial load or a subsequent reload of the jambacard in the accrued jambacard liability line item on Jamba Juice Company’s balance sheet. Jamba Juice Company recognizes income from jambacards and gift certificates when: (i) the jambacard and gift certificates are redeemed by the customer: or (ii) the likelihood of the jambacard and gift certificates being redeemed by the customer is remote (also referred to as “jambacard breakage” and “gift certificate breakage”).

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

During the 22 Week Period, fiscal 2006 and fiscal 2005 Jamba Juice Company sold $11.0 million, $22.0 million and $18.8 million of its jambacards, respectively. In addition, Jamba Juice Company also sold reloaded

JAMBA JUICE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

cards for $2.7 million, $3.9 million and $5.0 million during the 22 Week Period, fiscal 2006 and fiscal 2005, respectively. Customers redeemed $10.8 million, $20.4 million and $19.0 million during the 22 Week Period, fiscal 2006 and fiscal 2005, respectively, at the stores, which is included in revenue in the consolidated statements of income.

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

In addition, as part of two different management agreements Jamba Juice Company has assigned employees full time to support two area developers in accordance with an area development affiliation agreement (see Note 2). Jamba Juice Company bears all the responsibilities and obligations related to these employees and records the employee costs as other operating expense and the reimbursement from the area developers as franchise and other revenue. Due to uncertainty of collection of the reimbursement from these two area developers, the revenue is recognized on a cash basis.

JAMBA JUICE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Advertising Costs—Advertising costs are expensed as incurred and were $1.5 million, $5.1 million and $4.8 million in the 22 Week Period and fiscal 2006 and 2005, respectively, and are classified as store operating expenses. Jamba Juice Company also receives advertising contributions from its franchisees. These contributions are a contractual obligation of the franchisee and are recorded as an offset to advertising expense and were $1.5 million, $1.6 million and $1.2 million for the 22 Week Period and fiscal 2006 and 2005, respectively.

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

In accordance with the prospective transition method, Jamba Juice Company’s consolidated financial statements for years beginning prior to June 28, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in Jamba Juice Company’s consolidated statements of income. For further discussion, see Note 11.

Segment Reporting—SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information, requires financial information for each segment that is individually managed with separate operating results that are reviewed regularly by the chief operating decision makers. Jamba Juice Company has one reportable retail segment.

JAMBA JUICE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

2. AREA DEVELOPMENT AFFILIATIONS

Jamba Juice Company has entered into multi-unit license agreements with area developers to develop stores in certain geographic regions. Under typical multi-unit license agreements, the area developer generally pays one-half of the initial non-refundable fee multiplied by each store to be developed as a non-refundable development fee upon execution of the multi-unit license agreement. Each time a store is opened under the multi-unit license agreement, the franchisee is required to pay the remaining one-half of the initial fee. As of November 28, 2006, there are 121 stores operating under the four current and three expired or terminated multi-unit license agreements. In addition, as of November 28, 2006, there are 11 stores operating with Whole Foods Market in which employees of Whole Foods Market are operating the stores. As of November 28, 2006, three of the four current multi-area developers have contractual commitments to open, cumulatively, 24 new franchise stores.

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

Deferred franchise revenue as of November 28, 2006 and June 30, 2006 includes $441,000 and $432,250, respectively, relating to non-refundable development fees paid by two current and one former area developer, as well as initial fees paid by franchisees whose stores have not yet opened.

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

Jamba Juice Company incurs expenses that benefit both its franchisees and our Jamba Juice Company-owned stores. These expenses, along with other costs of servicing of franchise agreements, are charged to general and administrative expenses as incurred. Certain direct costs of Jamba Juice Company’s franchise operations are charged to other operating expense. These costs are primarily related to reimbursement of costs incurred in managing stores owned by two former area developers, one for the Minneapolis geographic region (“Midwest Developer”) and one in the Florida geographic region (“JJC Florida”).

In August 2004, Jamba Juice Company entered into an Amended and Restated Management Agreement with the Midwest Developer. Under this agreement, Jamba Juice Company managed and operated the stores owned by the Midwest Developer and did so using Jamba Juice Company employees. Jamba Juice Company incurred employee expenses in managing and operating these stores of $662,000, $1.4 million and $0.5 million for the 22 Week Period and fiscal 2006 and 2005, respectively, which are reported as other operating expense.

JAMBA JUICE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Under the agreement, the Midwest Developer reimbursed Jamba Juice Company $696,000, $1.3 million and $0.5 million for the 22 Week Period and fiscal 2006 and 2005, respectively, for managing and operating these stores, which is reported as franchise and other revenue.

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

In connection with entering into the Management Agreement, JJC Florida’s development rights were terminated. Equity losses of $30,000, $164,000, and $577,000 for the 22 Week Period and fiscal 2006 and 2005, respectively, are included in other operating expenses. Due to inconsistent payment history, Jamba Juice Company accounts for its transactions with JJC Florida on a cash basis. As of November 28, 2006, JJC Florida owes Jamba Juice Company $1.6 million for royalty fees and advertising, which has not been recorded in Jamba Juice Company’s consolidated financial statements.

3. PROPERTY, FIXTURES AND EQUIPMENT

Property, fixtures, and equipment as of November 28, 2006 and June 30, 2006 consisted of the following (in thousands):

	November 28, 2006	June 30, 2006
Leasehold improvements	$72,926	$67,938
Furniture, fixtures and equipment	60,637	56,528
Construction in progress (primarily stores under construction)	7,474	7,474

Total	141,037	131,940
Less accumulated depreciation and amortization	(59,489)	(54,668)

Total	$81,548	$77,272

4. OTHER INTANGIBLE ASSETS

Other intangible assets—net represent lease acquisition costs and consist of the following (in thousands):

	Gross Amount	Amortization	Net
Beginning Balance—July 1, 2004	$1,395	$(888)	$507
Retirements	(60)	60	—
Amortization	—	(111)	(111)

Ending Balance—June 30, 2005	1,335	(939)	396
Amortization	—	(107)	(107)

Ending Balance—June 30, 2006	1,335	(1,046)	289
Amortization	—	(45)	(45)

Ending Balance—November 28, 2006	$1,335	$(1,091)	$244

JAMBA JUICE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Estimated amortization expense for the next three years is approximately $50,000 per year until 2009, when the estimated amortization expense will total approximately $35,000 for fiscal years 2010 through 2015.

5. ASSET IMPAIRMENT, STORE CLOSURES, AND DISPOSALS

Loss on asset impairment, store closures and disposals of fixed assets consisted of the following (in thousands):

	November 28, 2006	June 30, 2006	June 30, 2005
Asset impairment	$182	$1,065	$397
Loss on store closures	78	1,027	6
Loss on disposal of other assets	846	676	616

Total	$1,106	$2,768	$1,019

Asset Impairment—Due to declining market conditions, competition, insufficient occupancy rates in neighboring businesses and other factors, Jamba Juice Company recorded non-cash impairment charges of $0.2 million, $1.1 million and $0.4 million in the 22 Week Period and fiscal 2006 and 2005, respectively, to write down a portion of the leasehold improvements, furniture and fixtures, and equipment values of certain stores to their estimated fair values.

Jamba Juice Company considered several factors when estimating the future operating cash flows of the stores, including quality of the local market and real estate, the store’s historical cash flows, local competition, saturation of markets due to proximity of other stores, general economic conditions and other trends.

Store Closures—During the 22 Week Period and fiscal 2006 and 2005, Jamba Juice Company closed one, three and two stores, respectively. Jamba Juice Company recorded losses related to store closures of $78,000, $1,027,000 and $6,000 in the 22 Week Period and fiscal 2006 and 2005, respectively. Of these charges, $59,000, $856,000 and $8,000 were noncash. In the year of closure, revenue for the stores that have closed was $146,000, $892,000 and $543,000 and net operating losses, which include the losses on store closure, were $3,000, $1,898,000 and $71,000 in the 22 Week Period and fiscal 2006 and 2005, respectively.

The following is a reconciliation of the store closure accrual (in thousands):

Balance as of June 30, 2005	$—
Provision for estimated net future cash flows of closed stores and buyout costs	543

Balance as of June 30, 2006	543
Payments on liability	(9)

Balance as of November 28, 2006	$534

Loss on Disposal of Other Assets—During the 22 Week Period and fiscal 2006 and 2005, Jamba Juice Company wrote off the net book value of certain assets that were abandoned due to store remodels or upgrades of equipment.

JAMBA JUICE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

6. OTHER LONG-TERM ASSETS

Other long-term assets—net as of November 28, 2006 and June 30, 2006, consisted of the following (in thousands):

	November 28, 2006	June 30, 2006
Deposits	$704	$578
Investment in JJC Florida, LLC	1,645	1,675
Investment in JJC Hawaii, LLC	372	379
Other	29	43

Total	$2,750	$2,675

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

The amendment also included the ability of JJC Florida, LLC to defer the marketing, royalty, and front-end fees due to Jamba Juice Company. The deferral period ends the earlier of June 30, 2008 or when JJC Florida, LLC becomes cash flow positive for four consecutive quarters. JJC Florida, LLC did not meet this requirement as of November 28, 2006. Jamba Juice Company has deferred $1.6 million and $1.4 million of fees due from JJC Florida, LLC under this agreement as of November 28, 2006 and June 30, 2006, respectively, and will recognize revenue as cash is received.

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

JAMBA JUICE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The following is summarized financial information for Jamba Juice Company’s equity investments in JJC Florida, LLC and JJC Hawaii, LLC (in thousands):

	November 28, 2006	June 30, 2006	June 30, 2005
Current assets	$2,150	$2,157	$1,806
Non-current assets	12,402	11,232	9,590
Current liabilities	4,807	3,999	3,824
Non-current liabilities and members’ equity	9,745	9,390	7,572
Revenue	14,727	34,206	29,016
Gross profit	10,469	24,179	20,443
Net loss from operations	(443)	(937)	(350)
Net loss	(443)	(937)	(350)

7. LEASE COMMITMENTS

Jamba Juice Company leases its office, retail stores and some equipment under operating leases, with terms expiring through 2016. Most store leases contain renewal options of up to 10 years and provide for payment of common area operating expenses and real estate taxes. Rental expense, net of sublease income, was $10.4 million, $22.5 million and $17.3 million in the 22 Week Period and fiscal 2006 and 2005, respectively.

The aggregate future minimum non-cancelable lease payments as of June 30, 2006 were as follows (in thousands):

Fiscal Year Ending June 30:
2007	$24,540
2008	23,417
2009	21,050
2010	19,282
2011	16,703
Thereafter	55,966

Total minimum lease commitments	$160,958

Future minimum lease payments under operating leases have not been reduced by future minimum sublease rental income of approximately $0.7 million.

8. REVOLVING LOAN AND NOTES PAYABLE

Jamba Juice Company has a revolving line of credit (the “Line”) for maximum borrowings of up to $35 million or 1.5 times trailing Earnings Before Interest, Taxes, and Depreciation and Amortization (“EBITDA”) as defined by the agreement for the Line which expires in December 2007. Borrowings on the Line are used for general working capital, capital expenditures and acquisitions. Borrowings bear interest at either the London InterBank Offered Rate plus a margin of 2.00% to 3.25% or a Base Rate (determined by certain base rates such as Prime, Federal Funds Effective Rate or Base CD rate) plus a margin of 0% to 1.5%, depending on Jamba Juice Company’s adjusted leverage ratio (as defined by the Line). The Line is secured by substantially all of the assets of Jamba Juice Company and requires compliance with certain financial covenants. These financial covenants require Jamba Juice Company at the end of each fiscal quarter to maintain an adjusted leverage ratio and fixed-charge coverage ratio as defined by the agreement and to maintain capital expenditures below a

JAMBA JUICE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

specified level. As of November 28, 2006 and June 30, 2006, Jamba Juice Company was in compliance with each of these financial covenants.

The Line prohibits Jamba Juice Company from the following activities: making loans, advances, or other extensions of credit; a 25% change in ownership, consolidation, mergers, or acquisitions; issuing dividends greater than $250,000 in any fiscal year; selling, assigning, leasing, transferring or disposing of any part of the business; and incurring capital expenditures in excess of $35 million in any year. Jamba Juice Company has obtained a waiver from its financial institution in regards to its merger agreement with Services Acquisition Corp. International. The outstanding balance on the Line was $15.9 million and $10.8 million as of November 28, 2006 and June 30, 2006, respectively, with interest rates of 9.25% and 7.75%, respectively. Additional borrowing availability of $13.1 million was available as of November 28, 2006.

9. INCOME TAXES

The components of the income tax provision are as follows (in thousands):

	Period from June 28, 2006 to November 28, 2006	Year Ended
		June 30, 2006	June 30, 2005
Current provision	$3,658	$4,307	$469
Deferred (benefit) provision	(1,100)	(1,706)	1,503

Income tax expense—net	$2,558	$2,601	$1,972

The difference between the effective income tax rate and the United States federal income tax rate is summarized as follows:

	Period from June 28, 2006 to November 28, 2006	Year Ended
		June 30, 2006	June 30, 2005
Statutory federal rate	34.0%	34.0%	34.0%
State income taxes less federal benefit	5.7	5.8	5.8
Tax credit attributes	12.1	1.2	(2.0)
Reconciliation of deferred tax assets	1.0	(0.7)	42.6
Reconciliation of current payable	1.2	(0.6)	4.9
Meals and entertainment	0.9	1.1	3.9
Stock options	—	0.8	1.8
Capitalized transaction costs	0.4	6.1	—
Prior year true up	—	—	2.7
Others	(1.7)	(1.1)	2.1

	53.6%	46.6%	95.8%

JAMBA JUICE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The deferred tax asset consisted of the following temporary differences as of November 28, 2006 and June 30, 2006 (in thousands):

	November 28, 2006	June 30, 2006
Reserves and accruals	$4,692	$4,772
Deferred franchise revenue	702	591
Class action payable	270	546

Total current deferred tax asset	5,664	5,909
Net operating losses	10	10
Deferred franchise revenue	35	—
Deferred rent	2,788	2,487
Tax credit attributes	619	688
Basis difference in fixed assets	6,498	5,444
Basis difference in investments	(283)	(308)

Total non-current deferred tax asset	9,667	8,321

Total net deferred tax asset	$15,331	$14,230

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

10. CONVERTIBLE REDEEMABLE PREFERRED STOCK

From 1994 through 2002, Jamba Juice Company sold 3,000,000, 2,250,053, 7,415,206, 10,028,905, and 2,482,726 shares of Series A, Series B, Series C, Series D, and Series E convertible redeemable preferred stock (the “Preferred Stock”), respectively, at prices of $1.00, $1.33, $2.00, $2.47, and $2.00 per share, as adjusted respectively, and received $49.6 million in net proceeds. In December of 2001, when Jamba Juice Company completed its Series E offering, the conversion price for the Series C and Series D were reduced to $2.00 and $2.47 from $2.18 and $2.50, respectively. This reduction in the conversion price was a result of the Series E offering being less than the conversion price of the Series C and Series D. The difference between the redemptive value of $52.2 million and the net proceeds received was $2.6 million. In fiscal 2006, Jamba Juice Company, in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes, modified its accounting for the accretion of its convertible redeemable preferred stock to conform to Securities and Exchange Commission (“SEC”) public company reporting requirements. Previously, Jamba Juice Company did not accrete the carrying

JAMBA JUICE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

value of its convertible redeemable preferred stock. These financial statements reflect the accretion of the convertible redeemable preferred stock to its redemption value at September 2003 (date of redemption) through a charge to accumulated deficit. The accretion amount was $0 in the 22 Week Period and fiscal 2006 and 2005. The cumulative accretion prior to fiscal 2005 was $2.6 million.

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

Conversion—All outstanding shares of Preferred Stock have the right to convert their shares into common stock at any time. The conversion ratio is approximately one for one. Under the anti-dilution provisions applicable to all shares of Preferred Stock, the conversion price of all series will be subject to adjustment in the event of any stock split, dividend or combination or reclassification or reorganization of Jamba Juice Company’s capital stock or completion of an initial public offering, under certain conditions. The conversion price of Preferred Stock also will be adjusted upon the issuance of additional shares of common stock or warrants or rights to purchase common stock or securities convertible into common stock for per-share consideration that is less than the initial conversion price of the applicable series of Preferred Stock. Jamba Juice Company has reserved for the issuance of 30,839,000 common shares for conversion of Preferred Stock, stock options, and warrants. In 2005, one stockholder converted 30,000 of Series D preferred stock into 30,360 shares of common stock.

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

JAMBA JUICE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

Redemption—Holders of a majority of shares of each of the Series A, Series B, Series C, Series D, and Series E Preferred Stock may elect, at any time after September 1, 2003, to have Jamba Juice Company redeem all of the then-outstanding shares of the applicable Series at the original purchase price per share, plus all declared but unpaid dividends on each share from funds legally available for distribution. If there are insufficient funds to redeem the number of shares requested, then Jamba Juice Company shall redeem the maximum number of shares for which funds exist. As of November 28, 2006, there were no funds legally available for distribution.

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

JAMBA JUICE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The fair value of options granted was estimated at the date of grant using a Black-Scholes option-pricing model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. Expected dividends are zero based on history of not paying cash dividends on Jamba Juice Company’s common stock. Expected volatility for the 22 Week Period is based on historic, daily stock price observations of Jamba Juice Company’s peers during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. SFAS 123R also requires that estimated forfeitures be included as a part of the grant date estimate. Jamba Juice Company uses historical data to estimate expected employee behaviors related to option exercises and forfeitures. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models or assumptions, nor is there a means to compare and adjust the estimates to actual values, except for annual adjustments to reflect actual forfeitures. The following assumptions were used to calculate the weighted-average fair value for the 22 Week Period and fiscal 2006 and 2005:

	Period from June 28, 2006 to November 28, 2006	Years Ended
		June 30, 2006	June 30, 2005
Weighted-average expected life	2 years	2 years	2 years
Volatility	37.9%	0%	0%
Risk free interest rates	5.0%	4.60%	3.70%
Dividend yield	0%	0%	0%

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

The weighted-average grant-date fair value of options granted during the 22 Week Period and fiscal 2006 and 2005 was $1.50, $0.90 and $0.50, respectively. The total intrinsic value of options exercised during the 22 Week Period and fiscal 2006 and 2005 was $624,000, $561,000 and $96,000, respectively.

Jamba Juice Company recorded total compensation expense of $83,000 related to options that vested during the 22 Week Period, and all of which relates to awards granted after the date of adoption. As of November 28, 2006, there was no unrecognized compensation cost related to nonvested stock options granted under the plans.

JAMBA JUICE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The total income tax benefit recognized in the consolidated statements of income for stock-based compensation arrangements was approximately $35,000, $0 and $0 for the 22 Week Period and fiscal 2006 and 2005, respectively.

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

Stock Option Exchange Program—During the six months prior and subsequent to the implementation of a stock option exchange program in fiscal year 2002, Jamba Juice Company granted approximately 523,000 options, at an average exercise price of $4.00 per share. Subsequent to the grant, certain employees were given the opportunity to exchange their options for new options with an exercise price equal to the fair value of Jamba Juice Company’s common stock six months from the exchange date. The fair value was established at $1.86 per share. Due to the exchange, the options granted within six months of the exchange program are subject to variable plan accounting of which 47,150 were outstanding as of November 28, 2006. Under variable plan accounting, Jamba Juice Company is required to record a non-cash compensation charge for the options until the options are exercised, forfeited or canceled without replacement. The compensation charge is based on any excess of the fair value of the stock at the end of the reporting period or date of exercise, forfeiture or cancellation without replacement, if earlier, over the exercise price of the related options. The resulting compensation charge to earnings is recorded as the underlying options vest and subsequent changes in the fair value of the stock are recorded until the options are exercised, forfeited, or cancelled. Jamba Juice Company recorded stock compensation expense of $106,000 and $93,000 related to variable plan accounting in fiscal 2006 and 2005, respectively, which is included in Other in the consolidated statements of stockholders’ deficit.

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

JAMBA JUICE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

13. EMPLOYEE BENEFIT PLAN

Jamba Juice Company maintains a voluntary defined contribution plan covering all eligible employees. Eligible employees may elect to defer and contribute a percentage of their compensation to the plan, not to exceed the dollar amount set by law. Jamba Juice Company also provides for a matching contribution after one year of employment. Jamba Juice Company matches 100% of the first 3% of an employee’s contributions. During the 22 Week Period and fiscal 2006 and 2005, Jamba Juice Company contributed $0.3 million, $0.6 million and $0.4 million, respectively, to the plan.

14. OTHER COMMITMENTS AND CONTINGENCIES

Litigation Related—Since fiscal year 2000, Jamba Juice Company had been involved in five related lawsuits with its corporate support center landlord and related parties. Four of these lawsuits were settled subject to a Settlement Agreement dated September 15, 2003 (the “Settlement Agreement”), which provided for settlement of these actions by payment from the defendants (including Jamba Juice Company) of an aggregate of $6.4 million. Jamba Juice Company’s share of this payment was $2.8 million, of which $1.8 million and $1.0 million of expense was recognized in fiscal 2003 and 2002, respectively. Jamba Juice Company, in accordance with the Settlement Agreement, made payment on January 14, 2004. The fifth lawsuit was settled under a separate agreement dated August 26, 2003, which provided for a payment of $10,000, which was expensed in fiscal 2003.

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

JAMBA JUICE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

15. RELATED-PARTY TRANSACTIONS

On December 8, 2004, Jamba Juice Company entered into a four year consulting agreement with Kirk Perron, its founder, director and shareholder. Mr. Perron advises and assists Jamba Juice Company and its board of directors in connection with certain projects, public appearances, promotional events and as such other matters as agreed between Jamba Juice Company and Mr. Perron. The terms of the agreement are to make consulting payments of $150,000 per year. In addition, Jamba Juice Company reimburses Mr. Perron for business related expenses.

Jamba Juice Company also recorded $3.4 million receivable from Jamba, Inc. as of November 28, 2006 for reimbursement of transaction costs related to the merger.

JJC FLORIDA, LLC

(UNAUDITED)

BALANCE SHEETS

DECEMBER 11, 2007 AND DECEMBER 12, 2006

	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$220,887	$1,407,645
Receivables	791	6,165
Inventories	83,429	74,644
Prepaid expenses and other current assets	8,934	20,150

TOTAL CURRENT ASSETS	314,041	1,508,604

PROPERTY AND EQUIPMENT
Leasehold improvements	2,094,810	2,102,400
Furniture, fixtures and equipment	2,051,501	1,968,636

	4,146,311	4,071,036
Accumulated depreciation	(2,494,528)	(2,064,405)

PROPERTY AND EQUIPMENT, net	1,651,783	2,006,631

DEPOSITS	34,066	33,499

TOTAL ASSETS	$1,999,890	$3,548,734

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$174,302	$196,520
Accrued liabilities	444,329	2,084,890

TOTAL CURRENT LIABILITIES	618,631	2,281,410

DEFERRED RENT	200,428	107,853
DEFERRED TENANT ALLOWANCES	77,374	95,147

TOTAL LIABILITIES	896,433	2,484,410
COMMITMENTS AND CONTINGENCIES (NOTE 4)
MEMBERS’ EQUITY	1,103,457	1,064,324

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$1,999,890	$3,548,734

The accompanying notes are an integral part of these financial statements.

JJC FLORIDA, LLC

(UNAUDITED)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 11, 2007 AND DECEMBER 12, 2006

	2007	2006
NET REVENUES	$8,788,329	$8,511,968

COST OF GOODS SOLD	2,576,983	2,370,910

GROSS MARGIN	6,211,346	6,141,058

CONTROLLABLE EXPENSES:
Payroll and related benefits	2,867,668	2,685,003
Other controllable costs	344,002	278,666

TOTAL CONTROLLABLE EXPENSES	3,211,670	2,963,669

STORE OPERATING EXPENSE:
Occupancy	1,224,147	1,388,312
Royalty, consulting and service fees to affiliates	454,576	432,790
Marketing and promotion	188,466	252,161
Depreciation and amortization	440,333	572,068
Other	290,292	300,813

TOTAL STORE OPERATING EXPENSE	2,597,814	2,946,144

STORE PROFIT CONTRIBUTION	401,862	231,245

GENERAL, ADMINISTRATIVE AND DEVELOPMENT (INCOME) EXPENSE:
Field general and administrative	217,425	227,953
Support center general and administrative	133,527	70,545
Interest (income) expense	(14,893)	27,845
Other indirect and non-operating expenses	26,670	34,775

TOTAL GENERAL, ADMINISTRATIVE AND DEVELOPMENT EXPENSES	362,729	361,118

NET INCOME (LOSS)	$39,133	$(129,873)

The accompanying notes are an integral part of these financial statements.

JJC FLORIDA, LLC

(UNAUDITED)

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 11, 2007 AND DECEMBER 12, 2006

	Juice Partners Florida, LLC	Jamba Juice Company	Total
BALANCES, DECEMBER 13, 2005 (UNAUDITED)	$(463,804)	$1,658,001	$1,194,197
NET LOSS	(84,158)	(45,715)	(129,873)

BALANCES, DECEMBER 12, 2006 (UNAUDITED)	(547,962)	1,612,286	1,064,324
NET INCOME	25,357	13,776	39,133

BALANCES, DECEMBER 11, 2007 (UNAUDITED)	$(522,605)	$1,626,062	$1,103,457

The accompanying notes are an integral part of these financial statements.

JJC FLORIDA, LLC

(UNAUDITED)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 11, 2007 AND DECEMBER 12, 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$39,133	$(129,873)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	440,333	572,068
Changes in operating assets and liabilities:
Receivables	5,374	(2,982)
Inventories	(8,785)	2,246
Prepaid expenses and other assets	10,649	22,460
Accounts payable	(22,218)	48,299
Accrued liabilities	(1,640,561)	829,059
Deferred rent	92,575	(3,936)
Deferred tenant allowances	(17,773)	(19,255)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,101,273)	1,318,086

CASH FLOWS USED IN INVESTING ACTIVITIES:
Property and equipment expenditures	(85,485)	(80,854)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,186,758)	1,237,232
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,407,645	170,413

CASH AND CASH EQUIVALENTS, END OF YEAR	$220,887	$1,407,645

The accompanying notes are an integral part of these financial statements.

JJC FLORIDA, LLC

NOTES TO FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION

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

JPF is the managing member and is responsible for administering the affairs of the Company. Certain major decisions, as defined, require the approval of a management committee, which is comprised of representatives from JPF and JJC. Prior to the Agreement Amendment discussed below, profits and losses were to be allocated to the Members in proportion to their interests. The Agreement also provides JJC the option to purchase 100 percent of JPF’s interest in the Company for a period of ninety days commencing on the sixth year anniversary of the first Jamba Juice store that opened on June 3, 2000. JJC did not exercise the option, therefore, the Agreement shall continue through the earlier of the dissolution of the License Agreement or August 31, 2019. In addition, prior to the Agreement Amendment discussed below, the Members committed to make up to $9 million in capital contributions, if requested by JPF. As of December 11, 2007, accumulated Member’s capital contributions approximated $7,688,000.

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

On June 28, 2005, the Company entered into a third amendment (the “Third Amendment”) to the Agreement and License Agreement, whereby JJC is provided the option to purchase 100 percent of JPF’s interest in the Company for a period of 90 days commencing on October 1, 2008. If JJC does not exercise its purchase option, the Agreement shall continue through the earlier of the dissolution of the License Agreement or August 31, 2019.

The allocation of profits and losses are based on cash contributions received by the Company as follows:

	December 11, 2007	December 12, 2006
JPF	64.8%	64.8%
JJC	35.2%	35.2%

	100.0%	100.0%

The Company operated 13 stores as of December 11, 2007. The stores sell Jamba Juice smoothie and juice beverages, snacks, packaged goods and retail accessories.

JJC FLORIDA, LLC

NOTES TO FINANCIAL STATEMENTS—(CONTINUED)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company’s fiscal year ends on the second Tuesday in December. The 2007 and 2006 fiscal years ended December 11, 2007 and December 12, 2006, respectively, include 52 weeks.

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

Cash and Cash Equivalents

Cash primarily consists of demand deposits in interest and non-interest bearing accounts. The carrying amount of these deposits approximates their fair value. The bank balances maintained may, at times, exceed available depository insurance limits. At December 11, 2007 and December 12, 2006, the Company held bank balances in excess of federally insured limits of approximately $85,000 and $1,351,000, respectively. The Company believes no significant concentration of risk exists with respect to these cash balances.

Inventories

Inventories consist primarily of produce, dairy products, juice concentrates, and retail merchandise and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method (FIFO).

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method over three to seven years for furniture, fixtures and equipment and the shorter of the related lease term or estimated useful life for leasehold improvements, commencing the month after the asset is placed in service. Maintenance and repair expenditures are charged to expense as incurred.

Long-Lived Assets

The carrying values of long-lived assets are reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or at least annually. In accordance with Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, losses related to the impairment of long-lived assets are recognized when expected future cash flows are less than the asset’s carrying value. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, management of the Company evaluates recoverability by comparing the carrying values of the assets to projected future cash flows, in addition to other quantitative and qualitative analyses. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations for an amount equal to the difference between the carrying value and the assets fair value. The Company did not incur any impairment charges during 2007 and 2006.

JJC FLORIDA, LLC

NOTES TO FINANCIAL STATEMENTS—(CONTINUED)

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred Tenant Allowances

Deferred tenant allowance amounts represent tenant allowances provided by the landlord for leasehold improvements at various locations. These amounts are amortized over the shorter of the related leasehold improvement life or the term of the lease.

Marketing and Promotion

All marketing and promotion costs are expensed as incurred.

Rent Expense

Certain of the Company’s lease agreements provide for scheduled rent increases during the lease term, or for rental payments commencing at a date other than the date of initial occupancy. Rent expense is recognized on a straight-line basis over the term of the lease.

The Company has determined that the lease term should commence on the date the Company takes possession of the leased space for construction purposes, which is generally two months prior to a store opening date.

Income Taxes

Income or loss for tax reporting purposes is the responsibility of the individual members and, accordingly, no provision or benefit for income taxes is recorded by the Company.

NOTE 3.	INVENTORIES

Inventories consisted of the following:

	December 11, 2007	December 12, 2006
Store restaurant	$83,429	$63,612
Store retail	—	11,032

	$83,429	$74,644

NOTE 4.	COMMITMENTS & CONTINGENCIES

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

JJC FLORIDA, LLC

NOTES TO FINANCIAL STATEMENTS—(CONTINUED)

NOTE 4.    COMMITMENTS & CONTINGENCIES (CONTINUED)

Other Commitments and Contingencies (continued)

Company’s prevailing rate, as calculated quarterly. The deferral of royalty fees is retroactively effective to January 1, 2003.

In 2007 and 2006, the Company incurred approximately $455,000 and $433,000 in royalty fees, respectively. At December 11, 2007 and December 12, 2006, unpaid royalty fees and related interest expense in the amount of approximately $54,000 and $1,213,000, respectively, were included in accrued liabilities.

Territorial Fees

Pursuant to the License Agreement, the Company paid a territorial fee of $125,000 in 2000 to JJC for the development of the first ten Jamba Juice stores in Florida. According to the License Agreement, the Company is also required to pay JJC a front-end fee, the amount of which is determined by the total number of Jamba Juice stores in Florida and Hawaii combined. The Hawaii Jamba Juice stores are owned and operated by JJC Hawaii, LLC, a Hawaii limited liability company and affiliated entity.

The front-end fees are $12,500 per store for the first ten Florida stores and $25,000 per store thereafter, if the combined store count is less than twenty-five. However, if the combined store count equals or exceeds twenty-five, then the front-end fee shall be reduced to $2,500 per store for the first ten Florida stores and $15,000 thereafter. The Company incurred no front-end fees in 2007 and 2006.

Marketing Requirement

Based on the License Agreement, the Company was originally committed to spend a minimum of 1.5 percent of Net Sales, as defined, on marketing and promotions in the State of Florida. The License Agreement also required the Company to contribute 3.5 percent of Net Sales, as defined, to JJC’s national marketing fund. Prior to the amendments discussed below, for the first five years following the opening of the first Florida store, JJC was required to spend a minimum of three-sevenths of contributions received from the Company toward the direct marketing of the Jamba Juice brand, services and products in the State of Florida. Such contributions were to be expended within twelve months of receipt or otherwise be reimbursed to the Company. Following the five-year period, JJC expected to have a national marketing program in place with a direct benefit to the State of Florida and as such, would no longer be obligated to spend the minimum three-sevenths of national marketing fund contributions toward direct marketing in the State of Florida.

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

On July 24, 2002, a second revision to JJC’s policy was made which increased the national marketing fund contribution to 1.7 percent of Net Sales and reduced the JJC approved local marketing spending correspondingly to 1.8 percent of Net Sales.

On August 5, 2005, a third revision to JJC’s policy was made, which increased the national marketing fund contribution to 2.0 percent of Net Sales and reduced the JJC approved local marketing spending correspondingly to 1.5 percent of Net Sales.

JJC FLORIDA, LLC

NOTES TO FINANCIAL STATEMENTS—(CONTINUED)

NOTE 4.    COMMITMENTS & CONTINGENCIES (CONTINUED)

Other Commitments and Contingencies (continued)

On August 22, 2007 a fourth revision to JJC’s policy was made which increased the national marketing fund contribution to 2.5 percent on Net sales and reduced the JJC approved local marketing spending correspondingly to 2 percent of Net Sales.

The policy terms are subject to change at any time at JJC’s sole discretion and JJC may perform audits as deemed necessary to ensure the spending is timely and relates to bona fide marketing activities. Pursuant to the Amendment discussed in Note 1, national marketing fund contributions are deferred retroactively from January 1, 2003 until the earlier of the time that the Company maintains positive cash flows for four consecutive quarters or June 30, 2008, at which time the deferred contributions become payable over a 12 month period and include interest based on the Company’s prevailing rate, as calculated quarterly.

At December 11, 2007 and December 12, 2006, unpaid marketing fund contributions in the amount of $39,000 and $455,000, respectively, were included in accrued liabilities. As of December 11, 2007 and December 12, 2006, the Company was in compliance with these marketing requirements. During 2007 and 2006, the Company incurred approximately $187,000 and $170,000, respectively, of marketing fund contributions, which are included in marketing and promotion expense on the accompanying statements of operations.

Blender Lease Agreement

The Company entered into a lease agreement with a third-party to lease blender equipment for its store operations and is charged 2.0 cents per blended beverage sold. In 2007 and 2006, blender charges incurred were approximately $43,000 and $40,000, respectively, which is included in store operating expenses, other in the accompanying statements of operations.

Operating Leases

The Company leases its store locations under operating leases expiring through 2015. Most of the leases provide for renewable option periods. In 2007 and 2006, total lease expense approximated $721,000 and $605,000. In conjunction with the deferred tenant allowance discussed in Note 2, lease expense in 2007 and 2006 was offset by amortization of approximately $20,000 and $18,000, respectively, and reflected under occupancy expenses.

The future minimum rental commitments under these leases were approximately as follows:

Fiscal year ending December,
2008	$602,000
2009	608,000
2010	609,000
2011	631,000
2012	623,000
Thereafter	1,606,00

$4,679,000

In addition to the amounts above, the Company is responsible for common area maintenance costs, real property taxes and additional rents, based on revenues, pursuant to certain store leases.

JJC FLORIDA, LLC

NOTES TO FINANCIAL STATEMENTS—(CONTINUED)

NOTE 4.    COMMITMENTS & CONTINGENCIES (CONTINUED)

Other Commitments and Contingencies (continued)

Litigation

The Company may be involved in litigation arising from transactions in the ordinary course of business. Management believes that the ultimate liability, if any, resulting from transactions in the ordinary course of business will not have a material effect on the financial condition and results of operations of the Company.

NOTE 5.	RELATED PARTY TRANSACTIONS

JJC

In 2004, the Company entered into a consulting agreement with JJC for consultation regarding the design, development and construction of stores constructed by the Company and the purchase of store furnishings and equipment. In 2007 and 2006, the Company incurred no consulting fees related to this agreement.

In 2005, The Company entered into a management agreement with JJC. Under the terms of this agreement, certain administrative services and/or support such as accounting, payroll administration, management, marketing, human resources, and training are to be provided to the Company in return for a management fee. The agreement also provides for certain management and development consulting services to be provided to JJC by the Company. In 2007 and 2006, the Company incurred management fees of approximately $3,025,000 and $2,604,000, respectively, of which, approximately $2,717,000 and $2,285,000 is reflected in payroll and related benefits expense, approximately $217,000 and $228,000, respectively, in field general and administrative expense, and approximately $91,000 and $91,000, respectively, in support center general and administrative expense.

Affiliates

At December 11, 2007 and December 12, 2006, amounts owed to affiliates were approximately $154,000 and $64,000, respectively, of which $55,000 and $17,000, respectively, is reflected in accounts payable and approximately $98,000 and $47,000, respectively, is reflected in accrued liabilities.

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

BALANCE SHEET

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

JJC FLORIDA, LLC

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 13, 2005

	Juice Partners Florida, LLC	Jamba Juice Company	Total
BALANCES, DECEMBER 28, 2004	$(155,471)	$1,591,254	$1,435,783
MEMBERS’ CONTRIBUTIONS	500,000	483,553	983,553
NET LOSS	(808,333)	(416,806)	(1,225,139)

BALANCES, DECEMBER 13, 2005	$(463,804)	$1,658,001	$1,194,197

The accompanying notes are an integral part of these financial statements.

JJC FLORIDA, LLC

STATEMENT OF CASH FLOWS

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

NOTES TO FINANCIAL STATEMENTS—(CONTINUED)

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

NOTES TO FINANCIAL STATEMENTS—(CONTINUED)

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

NOTES TO FINANCIAL STATEMENTS—(CONTINUED)

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

JJC FLORIDA, LLC

NOTES TO FINANCIAL STATEMENTS—(CONTINUED)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

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

JJC FLORIDA, LLC

NOTES TO FINANCIAL STATEMENTS—(CONTINUED)

NOTE 4.    COMMITMENTS AND CONTINGENCIES (CONTINUED)

Lease Commitments (continued)

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

Territorial Fees

Pursuant to the License Agreement, the Company paid a territorial fee of $125,000 in 2000 to JJC for the development of the first ten Jamba Juice stores in Florida. According to the License Agreement, the Company is also required to pay JJC a front-end fee, the amount of which is determined by the total number of Jamba Juice stores in Florida and Hawaii combined. The Hawaii Jamba Juice stores are owned and operated by JJC Hawaii, LLC, a Hawaii limited liability company and affiliated entity.

JJC FLORIDA, LLC

NOTES TO FINANCIAL STATEMENTS—(CONTINUED)

NOTE 4.    COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Commitments and Contingencies (continued)

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

JJC FLORIDA, LLC

NOTES TO FINANCIAL STATEMENTS—(CONTINUED)

NOTE 4.    COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Commitments and Contingencies (continued)

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

JJC FLORIDA, LLC

NOTES TO FINANCIAL STATEMENTS—(CONTINUED)

NOTE 6.	RELATED PARTY TRANSACTIONS (CONTINUED)

Affiliates

Certain related parties paid for various expenses on behalf of the Company. In addition, amounts are owed to related parties for management fees. As of December 13, 2005, related amounts owed were approximately $92,000, of which, $60,000 is reflected in accounts payable and approximately $32,000 is reflected in accrued liabilities.

NOTE 7.	MEMBERS’ EQUITY

The Company has received capital contributions from its members in an amount of $6,464,096 (unaudited) since its inception and has an accumulated deficit of $5,269,899 (unaudited) as of December 13, 2005.

NOTE 8.	SUBSEQUENT EVENT

The Company entered into a management agreement with JJC on June 28, 2005. This agreement called for JJC to hire all of the store employees as well as the Company’s two district managers and one marketing manager. On December 14, 2005, JJC hired the store team members of the Company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There have been changes in our internal control over financial reporting that occurred during the fiscal year ended January 1, 2008, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting:

Remediation of Prior Year’s Material Weakness in Internal Control. For the period ended January 9, 2007, as reported on Form 10-K Item 9A, a material weakness existed related to accounting for large, complex, non-routine transactions, such as those related to the purchase accounting treatment for the Company’s purchase of Jamba Juice Company which was consummated in the fourth quarter of 2006.

Subsequent to January 9, 2007, management has taken steps to implement controls around large, complex, non-routine transactions including hiring trained accounting personnel, and examining it’s selection and use of outside subject matter experts. Management has implemented controls over the documentation and review of all analysis and critical accounting assumptions related to all non-routine transactions. Management has assessed the design and operational effectiveness of these described control activities as part of its overall assessment of internal control over financial reporting as of January 1, 2008, and concluded that this material weakness has been remediated. See Management’s Report on Internal Control Over Financial Reporting below for management’s conclusion on its overall assessment.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 1, 2008. In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment and those criteria, management believes that, as of January 1, 2008, the Company’s internal control over financial reporting is effective. Deloitte and Touche LLP, our independent registered accounting firm, has issued an attestation report on our internal control over financial reporting which is included in Item 8-Financial Statements and Supplementary Data.

ITEM 9B.    OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Directors of the Company is incorporated herein by reference from the Company’s 2008 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2007 fiscal year.

Information regarding the Executive Officers of the Company is contained in Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company’s 2008 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2007 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, information required by Item 12 is incorporated herein by reference from the Company’s 2008 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2007 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference from the Company’s 2008 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2007 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from the Company’s 2008 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2007 fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) List of Financial Statements.

The following consolidated financial statements of Jamba, Inc. as of January 1, 2008 and January 9, 2007 and for the fiscal years ended January 1, 2008 and January 9, 2007, the period from January 1, 2006 to January 10, 2006, and the period from inception (January 6, 2005) to December 31, 2005 and the related notes thereto are included herein in Part II, Item 8:

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
Consolidated Statements of Income
Consolidated Statements of Common Stockholders’ Deficit
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Financial Statements of JJC Florida, LLC (Unaudited) for the fiscal years ended December 11, 2007 and December 12, 2006
Balance Sheets
Statements of Operations
Statements of Changes in Members’ Equity
Statements of Cash Flows
Notes to Financial Statements

Report of Independent Registered Public Accounting Firm—JJC Florida, LLC for the fiscal year ended December 13, 2005
Balance Sheet
Statement of Operations
Statement of Changes in Members’ Equity
Statement of Cash Flows
Notes to Financial Statements

(2) List of Financial Statement Schedules

None.

(3) List of Exhibits

Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index, which begins on page 141 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Emeryville, State of California, on the 14th day of March, 2008.

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

Name	Title	Date

/s/ PAUL E. CLAYTON Paul E. Clayton	Chief Executive Officer, President and Director (Principal Executive Officer)	March 14, 2008

/s/ DONALD D. BREEN Donald D. Breen	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2008

/s/ KAREN L. LUEY Karen L. Luey	Vice President and Controller (Principal Accounting Officer)	March 14, 2008

/s/ STEVEN R. BERRARD Steven R. Berrard	Chairman of the Board and Director	March 14, 2008

/s/ THOMAS C. BYRNE Thomas C. Byrne	Director	March 14, 2008

/s/ RICHARD L. FEDERICO Richard L. Federico	Director	March 14, 2008

/s/ ROBERT C. KAGLE Robert C. Kagle	Director	March 14, 2008

/s/ CRAIG J. FOLEY Craig J. Foley	Director	March 14, 2008

/s/ LESLEY HOWE Lesley Howe	Director	March 14, 2008

/s/ BRIAN SWETTE Brian Swette	Director	March 14, 2008

/s/ RAMÓN MARTIN-BUSUTIL Ramón Martin-Busutil	Director	March 14, 2008

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger by and among Services Acquisition Corp International, JJC Acquisition Company and Jamba Juice Company, dated as of March 6, 2006.	8-K	001-32552	10.1	March 16, 2006

2.2	Amendment, dated August 2, 2006, to Agreement and Plan of Merger by and among Services Acquisition Corp International, JJC Acquisition Company and Jamba Juice Company, dated as of March 6, 2006.	8-K	001-32552	10.1	August 3, 2006

2.3	Amendment, dated November 6, 2006, to Agreement and Plan of Merger by and among Services Acquisition Corp International, JJC Acquisition Company and Jamba Juice Company, dated as of March 6, 2006.	8-K	001-32552	10.1	November 7, 2006

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-32552	3.1	December 5, 2006

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company.	8-K	001-32552	3.2	December 5, 2006

3.3	Amended and Restated Bylaws of the Company.	8-K	001-32552	3.3	March 21, 2007

4.1	Specimen Unit Certificate.	S-1	333-122812	4.1	February 14, 2005

4.2	Specimen Common Stock Certificate.	S-1	333-122812	4.2	February 14, 2005

4.3	Specimen Warrant Certificate.	S-1	333-122812	4.3	February 14, 2005

4.4	Form of Warrant Agreement between Continental Stock and Transfer Company and the Company.	S-1	333-122812	4.4	February 14, 2005

10.1	Form of Indemnity Agreement entered into between the Company and its directors, officers and certain other employees.	8-K	001-32552	10.1	December 5, 2006

10.2	Loan Agreement and Waiver by and between Jamba Juice Company and Bank of America dated October 30, 2003, as amended.	8-K	001-32552	10.2	December 5, 2006

10.3	Distribution Agreement by and between Jamba Juice Company and Southwest Traders, Inc. dated October 1, 2004, as amended.*	10-K	001-32552	10.3	April 2, 2007

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.4	Form of Distribution Agreement by and between Jamba Juice Company and various suppliers.	8-K	001-32552	10.4	December 5, 2006

10.5	Office Lease for the property located at 6475 Christie Avenue, Emeryville, CA 94608, by and between Jamba Juice Company and Bay Center Office, LLC dated July 28, 2006.	8-K	001-32552	10.5	December 5, 2006

10.6	Real Property Lease for the property located at 1700 17th Street, San Francisco, CA, 94103, by and between Jamba Juice Company and Henry Shweid and Margaret Munzika Shweid Intervivos Revocable Trust dated June 17, 1996, as amended.	8-K	001-32552	10.6	December 5, 2006

10.7	Employment Agreement entered into between Jamba Juice Company and Paul E. Clayton, effective November 29, 2006, as amended.**	8-K	001-32552	10.7	December 5, 2006

10.8	Employment Agreement entered into between Jamba Juice Company and Donald D. Breen, effective November 29, 2006, as amended.**	8-K	001-32552	10.8	December 5, 2006

10.9	Employment Agreement entered into between Jamba Juice Company and Karen Kelley, effective November 29, 2006, as amended.**	8-K	001-32552	10.9	December 5, 2006

10.10	Employment Offer Letter dated as of May 25, 2006 from Jamba Juice Company to Paul Coletta.**	8-K	001-32552	10.10	December 5, 2006

10.11	Form of Severance Agreement entered into between Jamba Juice Company and each of Paul Coletta, Trey Feiler and Thibault Guillet de Chatellus.**	10-Q	001-32552	10.11	June 11, 2007

10.12	Employment Offer Letter dated as of September 5, 2006 from Jamba Juice Company to Trey Feiler.**	8-K	001-32552	10.12	December 5, 2006

10.14	Employment Offer Letter dated as of January 29, 2004 from Jamba Juice Company to Russell K. Testa.**	8-K	001-32552	10.14	December 5, 2006

10.15	Change of Control Retention and Severance Agreement entered into between Jamba Juice Company and Russell K. Testa, effective January 1, 2005, as amended.**	8-K	001-32552	10.15	December 5, 2006

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.16	Amended and Restated 1994 Stock Incentive Plan.**	8-K	001-32552	10.16	December 5, 2006

10.17	2001 Equity Incentive Plan.**	8-K	001-32552	10.17	December 5, 2006

10.18	2006 Employee, Director and Consultant Stock Plan.**	10-K	001-32552	10.18	April 2, 2007

10.19	Form of Incentive Stock Option Agreement under the 2006 Plan.**	8-K	001-32552	10.19	December 5, 2006

10.20	Form of Non-Qualified Stock Option Agreement under the 2006 Plan.**	8-K	001-32552	10.20	December 5, 2006

10.21	Non-employee Director Compensation Policy.**	8-K	001-32552	10.21	December 5, 2006

10.22	Form of Securities Purchase Agreement between Services Acquisition Corp. International and investors, as amended.	8-K	001-32552	10.2	March 16, 2006

10.23	Form of Registration Rights Agreement between Services Acquisition Corp. International and investors, as amended.	8-K	001-32552	10.3	March 16, 2006

10.24	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.	S-1	333-122812	10.6	February 14, 2005

10.25	Form of Stock Escrow Agreement between the Company, Continental Stock Transfer & Trust Company and the initial investors.	S-1	333-122812	10.7	February 14, 2005

10.26	Employment Offer Letter by the Company to Thibault de Chatellus, dated April 17, 2007**	10-Q	001-32552	10.26	June 11, 2007

10.27	Distribution Agreement by and between Jamba Juice Company and Southwest Traders, Inc. dated September 1, 2007*					X

14.1	Code of Business Conduct and Ethics.	8-K	001-32552	14.1	December 5, 2006

21.1	List of Subsidiary.					X

23.1	Consent of Independent Registered Public Accounting Firm					X

23.2	Consent of Independent Registered Public Accounting Firm					X

23.3	Consent of Rothstein, Kass & Company, P.C.					X

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
23.4	Consent of Morrison, Brown, Argiz & Farra, LLP					X

24	Power of Attorney, included on signature page hereto.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*	This exhibit (or portions thereof) has been filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment. The confidential portions of this exhibit have been omitted and are marked by an asterisk.
**	Management contract, or compensatory plan or arrangement.