Form 10-Q
period 2008-04-22
JAMBA, INC.
filed 2008-06-02
CIK 1316898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 22, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company   ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock of Jamba, Inc. issued and outstanding as of May 23, 2008 was 52,637,131.

JAMBA, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED APRIL 22, 2008

Exhibits
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I - FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JAMBA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share amounts)	April 22, 2008	January 1, 2008
ASSETS
Current assets:
Cash and cash equivalents	$11,116	$23,016
Restricted cash and investments	—	500
Receivables, net of allowances of $418 and $133	4,072	6,402
Inventories	4,310	3,582
Deferred income taxes	6,026	6,928
Prepaid taxes	5,673	5,814
Prepaid rent	937	3,261
Prepaid expenses and other current assets	2,868	1,607

Total current assets	35,002	51,110
Property, fixtures and equipment, net	129,743	128,861
Trademarks and other intangible assets, net	87,048	87,599
Restricted cash and investments	4,348	4,366
Deferred income taxes	1,070	—
Other long-term assets	3,418	3,066

Total assets	$260,629	$275,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,819	$14,487
Accrued compensation and benefits	10,691	6,490
Workers’ compensation and health self-insurance reserves	1,915	1,796
Accrued jambacard liability	24,124	28,576
Short-term borrowings	398	—
Other accrued expenses	8,549	8,277
Derivative liabilities	3,648	9,290

Total current liabilities	66,144	68,916
Long-term workers’ compensation and health insurance reserves	3,123	2,950
Deferred income tax	—	7,269
Deferred rent and other long-term liabilities	13,154	12,359
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $.001 par value, 150,000,000 shares authorized, 52,637,131 shares issued and outstanding	53	53
Additional paid-in capital	353,315	352,184
Accumulated deficit	(175,160)	(168,729)

Total stockholders’ equity	178,208	183,508

Total liabilities and stockholders’ equity	$260,629	$275,002

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Sixteen Week Period Ended
(In thousands, except share and per share amounts)	April 22, 2008	May 1, 2007
Revenue:
Company stores	$98,632	$86,161
Franchise and other revenue	2,921	3,224

Total revenue	101,553	89,385

Operating expenses:
Cost of sales	26,379	23,552
Labor costs	37,998	28,865
Occupancy costs	13,379	10,951
Store operating	14,137	11,060
Depreciation and amortization	7,812	5,250
General and administrative	15,299	15,003
Store preopening	1,150	1,163
Store impairment	4,036	100
Other	918	1,489

Total operating expenses	121,108	97,433

Loss from operations	(19,555)	(8,048)
Other income (expense):
Gain from derivative liabilities	5,642	15,150
Interest income	186	1,396
Interest expense	(112)	(111)

Total other income	5,716	16,435

Income (loss) before income taxes	(13,839)	8,387
Income tax benefit	7,408	3,561

Net income (loss)	$(6,431)	$11,948

Weighted-average shares used in the computation of earnings (loss) per share:
Basic	52,637,131	51,881,616
Diluted	52,637,131	58,639,086
Earnings (loss) per share:
Basic	$(0.12)	$0.23
Diluted	$(0.12)	$0.20

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Sixteen Week Period Ended
(In thousands)	April 22, 2008	May 1, 2007
Cash provided by operating activities:
Net income (loss)	$(6,431)	$11,948
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	7,812	5,250
Store impairment and disposals	4,629	365
Stock-based compensation	1,132	1,140
Jambacard breakage income and amortization, net	(324)	(295)
Bad debt expense	48	6
Deferred rent	1,077	1,918
Deferred income taxes	(7,437)	(3,605)
Equity loss from joint ventures	107	23
Gain from derivative liabilities	(5,642)	(15,150)
Changes in operating assets and liabilities:
Receivables	2,174	46
Inventories	(728)	(553)
Prepaid rent	2,324	(768)
Prepaid taxes	141	(2,092)
Prepaid expenses and other current assets	(1,261)	331
Other long-term assets	(11)	(783)
Accounts payable	3,367	(2,053)
Accrued compensation and benefits	4,493	1,787
Accrued jambacard liability	(4,128)	(1,933)
Litigation settlement payable	—	(618)
Deferred franchise revenue	—	38
Other accrued expenses and liabilities	272	697

Cash provided by (used in) operating activities	1,614	(4,301)

Cash used in investing activities:
Capital expenditures	(13,982)	(12,742)
Cash paid in acquisitions, net of cash acquired	—	(7,212)
Decrease (increase) in restricted cash and investments	518	(500)
Investment in joint ventures	—	(15)

Cash used in investing activities	(13,464)	(20,469)

Cash provided by financing activities:
Borrowings on debt facility	398	—
Payment of debt issuance costs	(448)	—
Cash from warrant exercises	—	4,011

Cash (used in) provided by financing activities	(50)	4,011

Net decrease in cash and cash equivalents	(11,900)	(20,759)
Cash and cash equivalents at beginning of period	23,016	87,379

Cash and cash equivalents at end of period	$11,116	$66,620

Supplemental cash flow information:
Cash paid for interest	$97	$53
Income taxes paid	47	1,290

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Jamba, Inc, a Delaware corporation, and its wholly-owned subsidiary, Jamba Juice Company (the “Company”), is a retailer of premium quality blended-to-order fruit smoothies, squeezed-to-order juices, blended beverages and healthy snacks. As of April 22, 2008, there were 726 locations consisting of 515 company-owned and operated stores (“Company Stores”) and 211 franchise stores.

Unaudited Interim Financial Information—The condensed consolidated balance sheet as of April 22, 2008 and the condensed consolidated statements of operations and cash flows for each of the 16 week periods ended April 22, 2008 and May 1, 2007 have been prepared by the Company, without audit, and have been prepared on the same basis as the Company’s audited consolidated financial statements. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments except as discussed in Note 8) considered necessary to present fairly the financial position as of April 22, 2008 and the results of operations and cash flows for the 16 week periods ended April 22, 2008 and May 1, 2007. The condensed consolidated balance sheet as of January 1, 2008 has been derived from the Company’s audited consolidated financial statements. Operating results for the 16 week period ended April 22, 2008 are not necessarily indicative of the results that may be expected for the year ending December 30, 2008. The Company reports its results of operations on a 52-week or 53-week fiscal year, which is comprised of thirteen 4-week periods or twelve 4-week periods and one 5-week period. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks, and the fourth quarter is twelve or thirteen weeks.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended January 1, 2008.

Reclassifications— The Company has adjusted the January 1, 2008 balance sheet to properly reflect $2.9 million of workers’ compensation reserves as a long-term liability, which were previously classified as a current liability included in workers’ compensation and health insurance reserves. The deferred tax asset related to this liability of $1.2 million was also previously classified as current deferred income taxes and the January 1, 2008 balance sheet has been adjusted to properly reflect this amount as a reduction of the long-term deferred income tax liability. In addition, the Company has adjusted the January 1, 2008 balance sheet to properly reflect $4.4 million of the related restricted cash, which is held in a certificate of deposit to collateralize the Company’s letters of credit for self-insured workers’ compensation, as a long-term asset, which was previously classified as a current asset included in restricted cash and investments.

Comprehensive Income—Comprehensive income is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments from owners and distributions to owners. Comprehensive income (loss) equals net income (loss) for all periods presented.

Earnings Per Share—Earnings per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic earnings (loss) per share is computed based on the weighted-average of common shares outstanding during the period. Diluted earnings (loss) per share is computed based on the weighted-average number of common shares and potentially dilutive securities, which includes outstanding warrants and outstanding options and restricted stock awards granted under the Company’s stock option plans. Anti-dilutive shares of 21.8 million and 2.6 million have been excluded from the calculation of diluted weighted-average shares outstanding in the 16 week periods ended April 22, 2008 and May 1, 2007, respectively.

The number of incremental shares from the assumed exercise of warrants and options was calculated by applying the treasury stock method. The following table summarizes the differences between the basic and diluted weighted-average shares outstanding used to compute diluted earnings (loss) per share:

	16 Week Period Ended
	April 22, 2008	May 1, 2007
Basic weighted-average shares outstanding	52,637,131	51,881,616
Incremental shares from assumed exercise of warrants and options	—	6,757,470

Diluted weighted-average shares outstanding	52,637,131	58,639,086

Restricted Cash and Investments—The Company held $4.3 million in restricted cash and investments, classified as a long-term asset, at April 22, 2008, representing cash held in a certificate of deposit to collateralize the Company’s letters of credit, which is required since the Company is self-insured for workers’ compensation. The Company held $4.9 million in restricted cash and investments at January 1, 2008. Approximately $4.4 million, classified as a long-term asset, represents cash held in a certificate of deposit to collateralize the Company’s letters of credit and approximately $0.5 million, classified as a current asset, represents the cash holdback related to one of the Company’s acquisitions. The $0.5 million holdback was released in April 2008.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. On November 14, 2007 the FASB agreed to partially defer the effective date of the standard for certain nonfinancial assets and liabilities. The FASB also issued FASB Staff Positions No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13 (“FSP 157-1”), and No. 157-2, Effective Date of FASB No. 157 (“FSP 157-2”). FSP 157-1 excludes certain lease transactions from the scope of SFAS 157 and FSP 157-2 delayed the Company’s effective date of adoption of SFAS 157 for certain nonfinancial assets and liabilities to December 31, 2008. The Company adopted SFAS 157 as of January 2, 2008, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay. The partial adoption of SFAS 157 did not have a material impact on the Company's consolidated financial position or results of operations. The Company is currently evaluating the potential impact of adopting the remaining provisions of SFAS 157 on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. On January 2, 2008, the Company adopted SFAS 159 and the impact was not significant as the Company has not elected to use fair value measurements on any assets or liabilities under this statement.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R established principles and requirements for how an entity that obtains control of one or more businesses (1) recognizes and measures the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination and (3) determines what information to disclose regarding business combinations. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 141R on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 161 on its consolidated financial statements.

2. REVOLVING CREDIT FACILITY

On April 17, 2008, the Company entered into a Credit Agreement with a lending institution which established a senior secured revolving credit facility of $25.0 million, subject to a maximum of two times trailing thirteen period adjusted EBITDA. On May 29, 2008, the Credit Agreement was amended to revise the minimum adjusted EBITDA covenant and revise the definition of adjusted EBITDA. The Credit Agreement expires on April 17, 2013. At the Company’s option, principal outstanding under the facility bears interest at either the Base Rate, as defined in the agreement, or a floating rate based on the London Interbank Offering Rate (LIBOR), plus a spread ranging from zero to 50 basis points for base rate borrowings and 225 to 275 basis points for LIBOR borrowings, depending on the Company’s ratio of debt to trailing 13-period earnings EBITDA as defined in the agreement. Unused portions of the facility are subject to unused facility fees equal to 50 basis points per annum on the average unused portion of the facility of the preceding month.

Under the Credit Agreement, the Company has granted the lending institution a security interest in substantially all of its assets. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, and transactions with affiliates. The Credit Agreement also includes financial covenants including minimum EBITDA, minimum liquidity, and maximum capital expenditures. Availability under the Credit Agreement is reduced by outstanding standby letters of credit, which are used to support the Company’s self-insurance programs. As of April 22, 2008, the Company had net availability for borrowings of $2.2 million, based on outstanding debt of $0.4 million and $0.0 million in standby letters of credit. While the Company was not in compliance with the minimum adjusted EBITDA debt covenant on April 22, 2008 the amendment to the agreement entered into on May 29, 2008 retroactively changed the covenant so that the Company was in compliance as of April 22, 2008.

3. STOCK OPTIONS

The Company maintains three stock-based compensation plans (collectively, the “Plans”). The Company’s 2006 Employee, Director and Consultant Stock Plan (the “2006 Plan”) was approved by the Company’s stockholders on November 28, 2006, and provides for the granting of up to five million shares of common stock in the form of nonqualified and incentive stock options, stock grants or other stock-based awards to employees, nonemployee directors and consultants. In connection with the merger of Jamba, Inc. with Jamba Juice Company on November 28, 2006, the Company assumed the outstanding options under the Jamba Juice Company 1994 Stock Incentive Plan (the “1994 Plan”) and the Jamba Juice Company 2001 Equity Incentive Plan (the “2001 Plan”), both of which provided for the granting of nonqualified and incentive stock options to employees, nonemployee directors and consultants. No additional grants are available under the 2001 Plan and the 1994 Plan. As of April 22, 2008, there remained 1,732,274 shares available for grant under the Company’s 2006 Plan. A summary of option activity under the Plans as of April 22, 2008, and changes during the 16 week period then ended is presented below:

	Number of Options	Weighted- Average Exercise Price
	(in thousands)	(per share)
Options outstanding at January 1, 2008	3,692	$9.14
Options granted	25	3.59
Options exercised	—	—
Options cancelled	(94)	9.47

Options outstanding at April 22, 2008	3,623	$9.09

Options vested or expected to vest at April 22, 2008	2,413	$8.99

Options exercisable—April 22, 2008	1,033	$9.70

Share-Based Compensation

The fair value of options granted was estimated at the date of grant using a Black-Scholes option-pricing model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. Expected dividends are zero based on restrictions in the Company’s credit facility, a history of not paying cash dividends on the Company’s common stock and as the Company does not intend to pay dividends in the future. Expected volatility is based on a 50/50 blend of historic, daily stock price observations of the Company’s common stock since its inception and historic, daily stock price observations of the Company’s peers during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. Estimated forfeitures are also included as a part of the grant date estimate. The Company used historical data to estimate expected employee behaviors related to option exercises and forfeitures. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models or assumptions, nor is there a means to compare and adjust the estimates to actual values, except for annual adjustments to reflect actual forfeitures.

Stock-based compensation expense, which is included in general and administrative expense, was $1.1 million for the 16 week periods ended April 22, 2008 and May 1, 2007. The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation awards was $0.3 million and $0.2 million for the 16 week periods ended April 22, 2008 and May 1, 2007, respectively.

The following are the weighted-average assumptions used to value option grants for the 16 week periods ended April 22, 2008, and May 1, 2007:

	16 Week Period Ended April 22, 2008	16 Week Period Ended May 1, 2007
Weighted-average risk-free interest rate	2.42%	4.60%
Expected life of options (years)	5.00	5.00
Expected stock volatility	44.08%	36.80%
Expected dividend yield	0%	0%

The estimated fair value of stock options granted during the 16 week periods ended April 22, 2008 and May 1, 2007, was $0.91 and $3.63, respectively.

4. WARRANTS AND DERIVATIVE INSTRUMENTS

The Company issued warrants to purchase 17,250,000 shares of common stock at an exercise price of $6.00 (the “$6.00 Warrants”) and an option to purchase up to a total of 750,000 units at an exercise price of $10.00 in connection with its initial public offering in July 2005. Each unit includes one share of common stock and a warrant to purchase one share of common stock at an exercise price of $7.50 (the “Embedded Warrants”). The $6.00 Warrants and the Embedded Warrants are considered derivative instruments and the fair value of such instruments is recorded as derivative liabilities on the Company’s condensed consolidated balance sheets with any changes in the fair value recorded in the Company’s results of operations. The $6.00 Warrants and the Embedded Warrants expire on June 28, 2009, and the option to purchase units expires on June 29, 2010. As of April 22, 2008, the option and 16,580,500 shares of the $6.00 Warrants remained outstanding. In November 2006, the Company assumed 304,581 outstanding warrants in connection with the acquisition of Jamba Juice Company, of which 283,966 warrants remain outstanding as of April 22, 2008 and expire on various dates from December 29, 2010 through December 14, 2011. All warrants and the option to purchase the units are fully vested as of April 22, 2008.

The fair value of the $6.00 Warrants is estimated as the market price of a traded warrant at each balance sheet date. The Company estimates the fair value of the Embedded Warrant as of each balance sheet date using a Black-Scholes option-pricing model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The following are the weighted-average assumptions used to value the Embedded Warrants as of April 22, 2008 and May 1, 2007:

	April 22, 2008	May 1, 2007
Weighted-average risk-free interest rate	2.28%	4.60%
Expected life of warrants (years)	2.2	3.2
Expected stock volatility	48.35%	35.6%
Expected dividend yield	0%	0%

Since the resulting valuation of the Embedded Warrant was lower than its relative fair value, the Company used the relative fair value as of May 1, 2007. The estimated fair value of the $6.00 Warrants and the Embedded Warrant was $3.6 million and $9.3 million as of April 22, 2008 and January 1, 2008, respectively (see Note 5). No warrants were exercised during the 16 week period ended April 22, 2008. During the 16 week period ended May 1, 2007, the Company received $4.0 million of proceeds for the exercise of 668,400 of the $6.00 Warrants.

5. FAIR VALUE MEASUREMENT

As discussed in Note 1, on January 2, 2008, the Company adopted SFAS No. 157. SFAS 157 established the following fair value hierarchy that prioritizes the inputs used to measure fair value:

Level 1: Quoted prices are available in active markets for identical assets or liabilities.

Level 2: Inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable.

Level 3: Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions that market participants would use in pricing.

As discussed in Note 4, the Company’s warrants are required to be measured at fair value on a recurring basis. Fair value for the $6.00 Warrants is defined as Level 1 in the fair value hierarchy and is recorded using quoted prices available in active markets. Fair value for the Embedded Warrants is defined as Level 2 in the fair value hierarchy and is recorded using market-based pricing models incorporating quoted market prices. The fair value of the $6.00 Warrants was $3.6 million and $9.3 million at April 22, 2008 and January 1, 2008, respectively. The fair value of the Embedded Warrants was $0.0 million at April 22, 2008 and January 1, 2008.

6. INCOME TAXES

As of April 22, 2008, there have been no material changes to the Company’s uncertain tax positions disclosure as provided in Note 10 in the Notes to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended January 1, 2008. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to the end of December 2008.

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

8. PLANNED STORE CLOSURES AND WORKFORCE REDUCTION

On May 15, 2008 the Company announced the decision to reduce the Company's workforce and close certain underperforming Company Stores. These actions were part of an overall effort to reduce operating costs in light of the Company's decision to moderate new Company Store growth in fiscal 2008 and increase its operational efficiency. The workforce reduction affected approximately 53 employees and the Company will incur a charge for severance costs of approximately $0.7 million during the fiscal second quarter. In addition, the Company plans to close ten underperforming Company stores during 2008 and terminate seven signed leases for un-built stores.

During the 16 week period ended April 22, 2008, the Company recorded store impairment expense to write-down property, fixtures and equipment of $4.0 million related to 21 stores, including the ten underperforming stores planned to be closed in 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions.) Forward-looking statements include, but are not limited to, statements concerning projected new store openings and closings, 2008 revenue growth rates, global sourcing, distribution strategies and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive conditions. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion titled “Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2008.

JAMBA, INC. OVERVIEW

Jamba, Inc. (“we”, “us”, “our” or the “Company”), a Delaware corporation, and its wholly owned subsidiary, Jamba Juice Company, is the leading retailer of premium quality blended-to-order fruit smoothies, squeezed-to-order juices, blended beverages and healthy snacks. As of April 22, 2008, there were 726 locations consisting of 515 company owned and operated stores (“Company Stores”) and 211 franchise stores. Of these 726 stores, 376 were located in California. Jamba Juice Company began operations in 1990.

EXECUTIVE OVERVIEW

Our first quarter of fiscal 2008 proved to be challenging. At the same time, we undertook several actions to strengthen the economics of our business and improve our brand position of simplifying healthy living.

During the first quarter, we continued to experience a decrease in customer traffic, especially in California. We believe the tough economic environment and inclement weather, especially in California during January and March, contributed to this decrease. We also continued to feel the effects of opening 99 new Company Stores in fiscal 2007, which represented approximately a 30% increase in the number of Company Stores. While new Company Stores tend to open with lower sales volumes and build sales over time, the average sales volumes of these new Company Stores were lower than expected.

The combination of decreasing traffic in Company Stores opened prior to fiscal 2007 and the lower average sales volumes of new Company Stores adversely affected our first quarter operating results by causing the Company to deleverage its fixed costs infrastructure. In response, we recently announced that we further moderated our new Company Store development in fiscal 2008 to 35-40 Company Stores from 45-55 Company Stores. This decrease in Company Store growth will allow us to focus on improving our operations and execution in existing stores. On May 15, 2008 we announced plans to close 10 underperforming stores as part of a thorough review and analysis of store performance and terminate leases for seven un-built stores. We also announced a workforce reduction as a result of our evaluation of our general and administrative infrastructure. During the quarter, we began to see the results of our supply chain rationalization projects and will continue to seek ways to mitigate anticipated cost pressures. We intend to continue to review our operations to ensure we are best optimizing our resources and leveraging our fixed costs.

During the first quarter, we introduced a variety of breakfast meals in order to meet the growing demand of the morning day part and promoted these new breakfast offerings with a Free Breakfast Day on April 8th. These breakfast products are part of our strategy to increase sales by introducing innovative, relevant products that create a point of differentiation and provide a more complete meal solution for our customers and that we believe will result in attracting new customers and increasing the frequency of existing customer visits.

Fiscal 2008 to date has been a challenging time for the restaurant industry in general. The restaurant business in general is highly competitive and sensitive to changes in economic conditions, lifestyle trends and cost fluctuations. Our business has additional challenges and volatility based on weather and season and a concentration of Company Stores in California.

RESULTS OF OPERATIONS — 16 WEEK PERIOD ENDED APRIL 22, 2008 AS COMPARED TO 16 WEEK PERIOD ENDED MAY 1, 2007

	16 Week Period Ended
(In thousands)	April 22, 2008	% (1)	May 1, 2007	% (1)
Revenue:
Company stores	$98,632	97.1%	$86,161	96.4%
Franchise and other revenue	2,921	2.9%	3,224	3.6%

Total revenue	101,553	100.0%	89,385	100.0%

Operating expenses:
Cost of sales	26,379	26.7%	23,552	27.3%
Labor costs	37,998	38.5%	28,865	33.5%
Occupancy costs	13,379	13.6%	10,951	12.7%
Store operating	14,137	14.3%	11,060	12.8%
Depreciation and amortization	7,812	7.7%	5,250	5.9%
General and administrative	15,299	15.1%	15,003	16.8%
Store pre-opening	1,150	1.1%	1,163	1.3%
Store impairment	4,036	4.0%	100	0.1%
Other	918	0.9%	1,489	1.7%

Total operating expenses	121,108	119.3%	97,433	109.0%

Loss from operations	(19,555)	(19.3)%	(8,048)	(9.0)%

Other income:
Gain from derivative liabilities	5,642	5.6%	15,150	16.9%
Interest income	186	0.2%	1,396	1.6%
Interest expense	(112)	(0.1)%	(111)	(0.1)%

Total other income	5,716	5.6%	16,435	18.4%

Income (loss) before income taxes	(13,839)	(13.6)%	8,387	9.4%
Income tax benefit	7,408	7.3%	3,561	4.0%

Net income (loss)	$(6,431)	(6.3)%	$11,948	13.4%

(1)	Cost of sales, labor costs, occupancy costs and store operating expense percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue.

Total revenue increased 13.6% to $101.6 million for the 16 week period ended April 22, 2008 compared to $89.4 million for the 16 week period ended May 1, 2007. Company Store revenue increased 14.5% to $98.6 million compared to $86.2 million for the same period of the prior year. This increase is primarily associated with the opening of 99 Company Stores and the acquisition of 24 stores from franchisees since the end of the comparable quarter of the prior year. The number of Company Stores as of April 22, 2008 was 515, up from 398 stores as of May 1, 2007. The increase in revenue from new Company Stores and acquisitions was tempered by a decrease in Company Store comparable sales of 4.2% for the 16 week period ended April 22, 2008. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least 13 full fiscal periods.

Franchise and other revenue decreased to $2.9 million compared to $3.2 million for the same period of the prior year. The number of franchise stores as of April 22, 2008 was 211, down from 220 stores as of May 1, 2007.

Cost of sales is mostly comprised of fruit, dairy and other products used to make smoothies, as well as paper products. Cost of sales increased 12.0% to $26.4 million for the 16 week period ended April 22, 2008, compared to $23.6 million for the comparable period last year. As a percentage of Company Store revenue, these costs decreased to 26.7% in the first quarter of fiscal 2008 compared to 27.3% in the same period of the prior year. This decrease as a percentage of Company Store revenue was primarily driven by a shift in product mix, reductions in waste through our food cost system, partially offset by higher juice concentrates and dairy costs.

Labor costs, which include store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits, increased 31.6% to $38.0 million for the 16 week period ended April 22, 2008 compared to $28.9 million for the same period of the prior year. As a percentage of Company Store revenue, labor expenses increased to 38.5% in the first quarter of fiscal 2008, compared to 33.5% in the same period of the prior year. This increase as a percentage of Company Store revenue was primarily due to deleverage from lower average unit sales volumes and minimum wage increases in several states in which we operate, particularly California.

Occupancy costs include both fixed and variable portions of rent, real estate taxes, property insurance and common area maintenance charges for all Company Store locations. Occupancy costs increased 22.2% to $13.4 million for the 16 week period ended April 22, 2008 compared to $11.0 million for the same period of the prior year. As a percentage of Company Store revenue, occupancy costs increased to 13.6% in the first quarter of fiscal 2008, compared to 12.7% in the same period of the prior year. This increase as a percentage of Company Store revenue was primarily due to deleverage from lower average unit sales volumes.

Store operating expenses consist primarily of various store-level costs such as marketing, utilities, repairs and maintenance, bank charges, and cleaning supplies. Store operating expenses increased 27.8% to $14.1 million for the 16 week period ended April 22, 2008 compared to $11.1 million for the same period of the prior year. As a percentage of Company Store revenue, store operating expenses increased to 14.3% for the first quarter of fiscal 2008, compared to 12.8% in the same period of the prior year. This increase as a percentage of Company Store revenue was primarily due to a greater investment in marketing and advertising costs, higher utility costs, and the deleveraging of fixed cost maintenance contracts due to lower average unit sales volumes.

Depreciation and amortization expenses include the depreciation and amortization of fixed assets and the amortization of intangible assets. Depreciation and amortization increased 48.8% to $7.8 million for the 16 week period ended April 22, 2008 compared to $5.3 million for the same period of prior year. As a percentage of total revenue, depreciation and amortization increased to 7.7% for the first quarter of fiscal 2008, compared to 5.9% in the same period of the prior year. This increase as a percentage of total revenue is primarily attributable to the additional depreciation on 99 new Company Stores and 24 acquired stores since the end of the first quarter of 2007, and deleveraging resulting from lower average unit sales volumes.

General and administrative (“G&A”) expenses include costs associated with our corporate support center, field supervision, bonuses, legal, accounting and professional fees, and stock-based compensation. G&A expenses increased 2.0% to $15.3 million for the 16 week period ended April 22, 2008 compared to $15.0 million for the same period of the prior year. As a percentage of total revenue, G&A expenses decreased to 15.1% for the first quarter of fiscal 2008, compared to 16.8% for the same period of the prior year. This decrease as a percentage of total revenue was attributable to our increase in revenue. G&A expenses included stock-based compensation of $1.1 million, or 1.1% of total revenue, and $1.1 million, or 1.3% of total revenue in the first quarter of fiscal 2008 and fiscal 2007, respectively.

Store pre-opening costs are primarily expenses incurred for training new store personnel, pre-opening marketing and pre-opening rent. Store pre-opening costs were $1.2 million for both the 16 week period ended April 22, 2008 and for the same period of the prior year. For the first quarter of 2008 and the same period in the prior year, we opened 17 new Company Stores.

Store impairment expense was $4.0 million for the 16 week period ended April 22, 2008 compared to $0.1 million for the same period of the prior year. During the 16 week period ended April 22, 2008, the Company recorded a store impairment expense to write-down property, fixtures and equipment of $4.0 million related to 21 stores, including the ten underperforming stores planned to be closed in 2008.

Other operating expenses consist primarily of franchise support expenses, losses on disposals, store closures, amortization of jambacard™ liability and income from jambacard™ breakage. Other operating expenses decreased 38.3% to $0.9 million for the 16 week period ended April 22, 2008 compared to $1.5 million for the same period of the prior year. As a percentage of total revenue, other operating expenses decreased to 0.9% for first quarter of fiscal 2008 as compared to 1.7% in the same period of the prior year. This decrease as a percentage of total revenue is primarily attributable to a decrease in amortization of jambacard liability of $0.5 million.

Gain from derivative liabilities decreased 62.8% to $5.6 million for the 16 week period ended April 22, 2008 compared to $15.2 million for the same period of prior year. This decrease was attributable to the change in the fair value of our warrants. Our warrants are recorded as derivative liabilities, instead of equity instruments. For more information, please refer to the discussion under “Business and Significant Accounting Policies—Warrants and Derivative Instruments” included within Note 1 in the Notes to the Financial Statements of Jamba, Inc. in our Annual Report on Form 10-K for the year ended January 1, 2008.

Interest income for the 16 week period ended April 22, 2008 decreased to $0.2 million compared to $1.4 million for the same period of prior year, due primarily to lower investment balances driven by working capital requirements and capital expenditures.

Interest expense remained the same at $0.1 million for the 16 week period ended April 22, 2008 compared to $0.1 million for the same period of prior year.

Our effective income tax benefit rate was 53.5% for the 16 week period ended April 22, 2008. The effective tax rate is affected by a number of factors, including pretax income, operating margins and tax credits achieved during the year. The unrealized change in fair value recorded in the consolidated financial statements for our derivative liability of $5.6 million is not included in income for tax purposes. Excluding this item, the effective tax benefit rate was 38%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of April 22, 2008, our liquidity and capital resources included cash and cash equivalents of $11.1 million compared to $23.0 million as of January 1, 2008. Cash flows provided by operating activities was approximately $1.6 million during the 16 week period ended April 22, 2008 as compared to cash flows used in operating activities of $4.3 million during the 16 week period ended May 1, 2007. Cash flows provided by operating activities resulted primarily from changes in working capital, combined with the Company’s net loss, share-based compensation, depreciation and amortization and other non-cash expenses.

Net cash used in investing activities was approximately $13.5 million for the 16 week period ended April 22, 2008 as compared to $20.5 million for the 16 week period ended May 1, 2007. Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures totaled approximately $14.0 million and $12.7 million for the 16 week periods ended April 22, 2008 and May 1, 2007, respectively. For the 16 week period ended May 1, 2007, we also acquired 10 stores from a franchisee for $7.2 million.

Net cash used in financing activities was $50,000 for the 16 week period ended April 22, 2008 as compared to net cash provided by financing activities of $4.0 million for the 16 week period ended May 1, 2007. The net cash from the prior year period resulted primarily from the exercise of warrants, which did not occur this year.

Capital Resources

In April 2008, we entered into a Credit Agreement with a lending institution, which established a senior secured revolving credit facility of $25.0 million, subject to a maximum of two times our trailing thirteen period adjusted EBITDA. On May 29, 2008, the Credit Agreement was amended to revise the minimum adjusted EBITDA covenant and revise the definition of adjusted EBITDA. The Credit Agreement expires on April 17, 2013. Principal outstanding under the facility bears interest at either the Base Rate, as defined in the agreement, or a floating rate based on the London Interbank Offering Rate (LIBOR), at our option, plus a spread ranging from zero to 50 basis points for base rate borrowings and 225 to 275 basis points for LIBOR borrowings, depending on our ratio of debt to trailing 13-period earnings EBITDA as defined in the agreement; unused portions of the facility are subject to unused facility fees equal to 50 basis points per annum on the average unused portion of the credit facility of the preceding month. Under the Credit Agreement we have granted the lending institution a security interest in substantially all of our assets. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Credit Agreement also includes financial covenants including minimum EBITDA, minimum liquidity, and maximum capital expenditures. Availability under the Credit Agreement is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs. As of April 22, 2008, we had net availability for borrowings of $2.2 million, based on outstanding debt of $0.4 million and $0.0 million in standby letters of credit. While we were not in compliance with the minimum adjusted EBITDA debt covenant on April 22, 2008 the amendment to the agreement entered into on May 29, 2008 retroactively changed the covenant so that we were in compliance as of April 22, 2008.

We intend to use our available cash resources to invest in our core business, primarily through opening new locations or remodeling and refurbishing existing locations and other new business opportunities related to our core business. We may also use our available cash resources to purchase franchisee stores or larger ownership interests in joint venture partnerships, which are accounted for under the equity method of accounting.

Other than normal operating expenditures, cash requirements for fiscal 2008 are expected to consist primarily of capital expenditures for new Company Stores and the remodeling and refurbishment of existing locations. Management expects capital expenditures to be in the range of $23 million to $27 million, relating to the opening of approximately 35-40 Company Stores, remodeling certain existing stores and enhancing our information systems.

Our management believes that our cash flow from operations, together with our current cash reserves and credit facility, will be sufficient to fund our projected capital requirements through at least the next 12 months. Significant expansion of new stores, new joint ventures, acquisitions and/or other new business opportunities may require additional outside funding. However, at this time, there are no specific commitments for such development or expenditures.

Contractual Obligations

There have been changes to our contractual obligations and commercial commitments table as disclosed in our Annual Report on Form 10-K for the year ended January 1, 2008. On April 17, 2008, the Company entered into a five-year, $25 million senior secured revolving credit facility with a commercial lending institution. The Company had $0.4 million outstanding from its credit facility as of April 22, 2008. During the first fiscal quarter of 2008 the Company entered into 17 new store leases. The Company plans to close 10 stores in 2008 and also terminate leases on seven un-built stores.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no significant changes to the policies and estimates as discussed in our Annual Report on Form 10-K for the year ended January 1, 2008.

Recent Accounting Pronouncements

See Recent Accounting Pronouncements section of Note 1 to our condensed consolidated financial statements for a summary of new accounting standards.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains forward-looking statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

We are exposed to market risk from interest rate changes on funded debt. This exposure relates to the component of the interest rate on our $25 million senior secured revolving credit facility (“Facility”) that is indexed to a Base Rate or LIBOR. At April 22, 2008, we had $0.4 million in debt outstanding under the Facility.

We purchase fruit based on short-term seasonal pricing agreements. These short-term agreements generally set the price of procured frozen fruit and 100% pure fruit concentrates for less than one year based on estimated annual requirements. In order to mitigate the effects of price changes in any one commodity on its cost structure, we contract with multiple suppliers both domestically and internationally. These agreements typically set the price for some or all of our estimated annual fruit requirements, protecting us from short-term volatility. Nevertheless, these agreements typically contain a force majeure clause, which, if utilized (such as when hurricanes in 2004 destroyed the Florida orange crop and more recently with the freeze that affected California citrus), may subject us to significant price increases.

Our pricing philosophy is not to attempt to change consumer prices with every move up or down of the commodity market, but to take a longer term view of managing margins and the value perception of its products in the eyes of its customers. Management’s objective is to maximize our revenue through increased customer frequency. However, management has the ability to increase certain menu prices in response to food commodity prices.

We do not purchase derivative instruments on the open market. However, we have classified certain warrants in our stock as derivative instruments (a current liability of $3.6 million at April 22, 2008). Classification as derivative liabilities was required because, for each instrument, there is a possibility that the instrument could be required to be settled in stock that requires registration. We are required to mark these instruments to market as of the end of each reporting period and to recognize the change in fair value in our consolidated statements of operations. Our stock price has been historically volatile and the fair values of these instruments are sensitive to changes in our underlying stock price. Also, we may be subject to changes in the risk free interest rate. As such, the carrying amount of these instruments may be volatile from period to period. For the 16 week period ended April 22, 2008, the gain from derivative liabilities was $5.6 million, representing the change in fair value between January 2, 2008 and April 22, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 22, 2008.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended April 22, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s risk factors are included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2008 and have not materially changed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

On May 29, 2008, the Company entered into a First Amendment to its Credit Agreement by and among the Company, Jamba Juice Company, the Company’s wholly owned subsidiary as borrower, Wells Fargo Foothill, LLC as agent and lender dated April 17, 2008 (the “Credit Agreement”). The First Amendment provides for a revised definition and lower minimum levels of EBITDA under the Credit Agreement.

Item 6.	Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Credit Agreement	8-K	001-32552	10.1	4/22/2008

10.2	First Amendment to Credit Agreement					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of June, 2008.

JAMBA, INC.

By:	/s/ PAUL E. CLAYTON
Paul E. Clayton
Chief Executive Officer and President

By:	/s/ DONALD D. BREEN
Donald D. Breen
Chief Financial Officer and Senior Vice President