Form 10-Q
period 2008-07-15
JAMBA, INC.
filed 2008-08-29
CIK 1316898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 15, 2008

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

The number of shares of common stock of Jamba, Inc. issued and outstanding as of August 25, 2008 was 52,638,228.

JAMBA, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED JULY 15, 2008

Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I - FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JAMBA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share amounts)	July 15, 2008	January 1, 2008
ASSETS
Current assets:
Cash and cash equivalents	$9,460	$23,016
Restricted cash	914	1,916
Receivables, net of allowances of $595 and $133	3,597	6,402
Inventories	4,133	3,582
Deferred income taxes	—	6,928
Prepaid and refundable income taxes	5,546	5,814
Prepaid rent	1,838	3,261
Prepaid expenses and other current assets	1,205	1,607

Total current assets	26,693	52,526
Property, fixtures and equipment, net	127,036	128,861
Trademarks and other intangible assets, net	4,074	87,599
Restricted cash	3,434	2,950
Deferred income taxes	344	—
Other long-term assets	3,685	3,066

Total assets	$165,266	$275,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,946	$14,487
Accrued compensation and benefits	9,073	6,490
Workers’ compensation and health self-insurance reserves	1,776	1,796
Accrued jambacard liability	24,394	28,576
Current portion of capital lease obligations	241	—
Other accrued expenses	10,858	8,277
Derivative liabilities	1,160	9,290

Total current liabilities	57,448	68,916
Long-term workers’ compensation and health insurance reserves	3,434	2,950
Capital lease obligations	405	—
Deferred income taxes	—	7,269
Deferred rent and other long-term liabilities	14,353	12,359
Commitments and contingencies (Note 8)	—	—
Stockholders’ equity:
Common stock, $.001 par value, authorized 150,000,000 shares: 52,638,228 and 52,637,131 issued and outstanding at July 15, 2008 and January 1, 2008, respectively	53	53
Additional paid-in capital	353,928	352,184
Accumulated deficit	(264,355)	(168,729)

Total stockholders’ equity	89,626	183,508

Total liabilities and stockholders’ equity	$165,266	$275,002

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	12 Week Period Ended		28 Week Period Ended
(In thousands, except share and per share amounts)	July 15, 2008	July 24, 2007	July 15, 2008	July 24, 2007
Revenue:
Company stores	$96,311	$86,213	$194,943	$172,374
Franchise and other revenue	2,287	3,396	5,208	6,621

Total revenue	98,598	89,609	200,151	178,995

Operating expenses:
Cost of sales	25,334	23,659	51,713	47,211
Labor costs	31,420	26,477	69,419	55,342
Occupancy costs	10,556	8,592	23,935	19,543
Store operating	10,760	10,871	24,584	21,923
Depreciation and amortization	5,682	4,013	13,495	9,264
General and administrative	9,850	10,491	25,146	25,494
Store pre-opening	549	1,462	1,700	2,625
Store impairment	3,260	98	7,297	198
Store lease termination and closure costs	2,235	33	2,548	41
Trademark impairment	82,600	—	82,600	—
Other	1,219	1,272	2,136	2,760

Total operating expenses	183,465	86,968	304,573	184,401

Income (loss) from operations	(84,867)	2,641	(104,422)	(5,406)
Other income (expense):
Gain from derivative liabilities	2,488	329	8,130	15,480
Interest income	59	921	246	2,316
Interest expense	(106)	(24)	(218)	(135)

Total other income	2,441	1,226	8,158	17,661

Income (loss) before income taxes	(82,426)	3,867	(96,264)	12,255
Income tax (expense) benefit	(6,769)	(1,539)	638	2,023

Net income (loss)	$(89,195)	$2,328	$(95,626)	$14,278

Weighted-average shares used in the computation of earnings (loss) per share:
Basic	52,637,209	52,391,434	52,637,165	52,100,109
Diluted	52,637,209	58,903,104	52,637,165	58,703,021
Earnings (loss) per share:
Basic	$(1.69)	$0.04	$(1.82)	$0.27
Diluted	$(1.69)	$0.04	$(1.82)	$0.24

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	28 Week Period Ended
(In thousands)	July 15, 2008	July 24, 2007
Cash provided by operating activities:
Net income (loss)	$(95,626)	$14,278
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	13,495	9,264
Trademark impairment	82,600	—
Store impairment	7,297	198
Store lease termination and closure costs	2,394	41
Store closure expense	292	113
Loss on disposals	830	465
Equity loss from joint ventures	111	55
Stock-based compensation	1,744	2,051
Jambacard breakage income and amortization, net	(672)	514
Bad debt expense	61	20
Deferred rent	2,577	3,920
Deferred income taxes	(685)	(2,209)
Gain on derivative liabilities	(8,130)	(15,480)
Changes in operating assets and liabilities:
Receivables	2,535	711
Inventories	(551)	(1,291)
Prepaid rent	1,423	1,218
Prepaid and refundable income taxes	268	(2,185)
Prepaid expenses and other current assets	1,110	446
Other long-term assets	(705)	(584)
Accounts payable	172	(1,311)
Accrued compensation and benefits	2,583	2,037
Workers’ compensation and health insurance reserves	464	671
Accrued jambacard liability	(3,510)	(2,208)
Other accrued expenses	(273)	3,162

Cash provided by operating activities	9,804	13,896

Cash used in investing activities:
Capital expenditures	(23,045)	(26,676)
Cash paid in acquisitions, net of cash acquired	—	(8,787)
Decrease (increase) in restricted cash	518	(4,848)
Investment in joint ventures	(25)	(30)

Cash used in investing activities	(22,552)	(40,341)

Cash provided by financing activities:
Borrowings on debt facility	588	—
Payments on debt facility	(588)	—
Payment of debt issuance costs	(708)	—
Principal payment on capital leases	(100)	—
Proceeds from warrant exercises	—	4,017
Proceeds from exercise of stock options	—	4

Cash (used in) provided by financing activities	(808)	4,021

Net decrease in cash and cash equivalents	(13,556)	(22,424)
Cash and cash equivalents at beginning of period	23,016	87,379

Cash and cash equivalents at end of period	$9,460	$64,955

Supplemental cash flow information:
Cash paid for interest	$187	$92
Cash paid for income taxes	55	1,494

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Jamba, Inc. (the “Company”), a Delaware corporation, and its wholly-owned subsidiary, Jamba Juice Company is a retailer of premium quality blended-to-order fruit smoothies, squeezed-to-order juices, blended beverages and healthy snacks. As of July 15, 2008, there were 736 locations consisting of 518 company-owned and operated stores (“Company Stores”) and 218 franchise stores.

Unaudited Interim Financial Information—The condensed consolidated balance sheet as of July 15, 2008 and the condensed consolidated statements of operations and cash flows for each of the 12 week and 28 week periods ended July 15, 2008 and July 24, 2007 are unaudited, and have been prepared on the same basis as the Company’s audited consolidated financial statements. In the opinion of management, such statements include all material adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position as of July 15, 2008 and the results of operations and cash flows for the 12 week and 28 week periods ended July 15, 2008 and July 24, 2007. The condensed consolidated balance sheet as of January 1, 2008 has been derived from the Company’s audited consolidated financial statements. Operating results for the 12 week and 28 week period ended July 15, 2008 are not necessarily indicative of the results that may be expected for the year ending December 30, 2008. The Company reports its results of operations on a 52-week or 53-week fiscal year, which is comprised of thirteen 4-week periods or twelve 4-week periods and one 5-week period. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks, and the fourth quarter is twelve or thirteen weeks.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended January 1, 2008.

Reclassifications— The Company adjusted the January 1, 2008 balance sheet to properly reflect $3.0 million of workers’ compensation reserves as a long-term liability. The reserves were previously classified as a current liability included in workers’ compensation and health insurance reserves. The $1.2 million deferred tax asset related to this liability was also previously classified as current deferred income taxes, and the January 1, 2008 balance sheet has been adjusted to properly reflect this amount as a reduction of the long-term deferred income tax liability. In addition, the Company adjusted the January 1, 2008 balance sheet to properly reflect, as a long-term asset, $3.0 million of the related restricted cash held in a certificate of deposit to collateralize the Company’s letters of credit for self-insured workers’ compensation. This amount was previously classified as a current asset included in restricted cash.

Use of Estimates—The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include carrying values of property, fixtures and equipment, trademarks and other intangible assets, share-based compensation, liabilities for unrecognized tax benefits and deferred income tax assets. Actual results could differ from those estimates.

Comprehensive Income—Comprehensive income is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments from owners and distributions to owners. Comprehensive income (loss) equals net income (loss) for all periods presented.

Earnings (Loss) Per Share—Earnings per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic earnings (loss) per share is computed based on the weighted-average of common shares outstanding during the period. Diluted earnings (loss) per share is computed based on the weighted-average number of common shares and potentially dilutive securities, which includes outstanding warrants and outstanding options and restricted stock awards granted under the Company’s stock option plans. Anti-dilutive shares of 21.7 million and 3.0 million have been excluded from the calculation of diluted weighted-average shares outstanding in the 12 week periods ended July 15, 2008 and July 24, 2007. Anti-dilutive shares of 21.8 million and 3.1 million have been excluded from diluted weighted-average shares outstanding for the 28 week periods ended July 15, 2008 and July 24, 2007.

The number of incremental shares from the assumed exercise of warrants and options was calculated by applying the treasury stock method. The following table summarizes the differences between the basic and diluted weighted-average shares outstanding used to compute diluted earnings (loss) per share:

	12 Week Period Ended		28 Week Period Ended
	July 15, 2008	July 24, 2007	July 15, 2008	July 24, 2007
Basic weighted-average shares outstanding	52,637,209	52,391,434	52,637,165	52,100,109
Incremental shares from assumed exercise of warrants and options	—	6,511,670	—	6,602,912

Diluted weighted-average shares outstanding	52,637,209	58,903,104	52,637,165	58,703,021

Restricted Cash—The Company held $4.3 million in restricted cash, of which $0.9 million was classified as a current asset and $3.4 million classified as a long-term asset, at July 15, 2008, representing cash held in a certificate of deposit to collateralize the Company’s letters of credit, which is required since the Company is self-insured for workers’ compensation. The Company held $4.9 million in restricted cash at January 1, 2008. Approximately $3.0 million, classified as a long-term asset, represents cash held in a certificate of deposit to collateralize the Company’s letters of credit and approximately $1.9 million was classified as a current asset. Of the $1.9 million, $0.5 million represents the cash holdback related to one of the Company’s acquisitions. The $0.5 million holdback was released in April 2008.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. On November 14, 2007 the FASB agreed to partially defer the effective date of the standard for certain nonfinancial assets and liabilities. The FASB also issued FASB Staff Positions No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13 (“FSP 157-1”), and No. 157-2, Effective Date of FASB No. 157 (“FSP 157-2”). FSP 157-1 excludes certain lease transactions from the scope of SFAS 157 and FSP 157-2 delayed the Company’s effective date of adoption of SFAS 157 for certain nonfinancial assets and liabilities to December 31, 2008. The Company adopted SFAS 157 as of January 2, 2008, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay. The partial adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position or results of operations. The Company is currently evaluating the potential impact of adopting the remaining provisions of SFAS 157 on its consolidated financial position and results of operations.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will require the Company to adopt these provisions in the first quarter of fiscal 2009. The Company is currently evaluating the impact of adopting FSP 142-3 on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AICPA Codification of Auditing Standards, AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not currently believe that adopting SFAS 162 will have a material impact on its consolidated financial statements.

2. REVOLVING CREDIT FACILITY

On April 17, 2008, the Company entered into a credit agreement with a lending institution which established a senior secured revolving credit facility of $25.0 million, subject to a maximum of two times trailing thirteen period adjusted EBITDA (the “Credit Agreement”). On May 29, 2008, the Credit Agreement was amended to revise the minimum adjusted EBITDA covenant and revise the definition of adjusted EBITDA. The Credit Agreement expires on April 17, 2013. At the Company’s option, principal outstanding under the facility bears interest at either the Base Rate, as defined in the Credit Agreement, or a floating rate based on the London Interbank Offering Rate (“LIBOR”), plus a spread ranging from zero to 50 basis points for base rate borrowings and 225 to 275 basis points for LIBOR borrowings, depending on the Company’s ratio of debt to trailing 13-period EBITDA, as defined in the agreement. Unused portions of the facility are subject to unused facility fees equal to 50 basis points per annum on the average unused portion of the facility of the preceding month.

Under the Credit Agreement, the Company granted the lending institution a security interest in substantially all of its assets. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Credit Agreement also includes financial covenants including minimum EBITDA, minimum liquidity and maximum capital expenditures. Availability under the Credit Agreement is reduced by outstanding standby letters of credit, which are used to support the Company’s self-insurance programs. As of July 15, 2008, the Company had no net availability for borrowings under the Credit Agreement, due to borrowing restrictions based upon current Company financial results. The Company was not in compliance with the minimum adjusted EBITDA debt covenant on July 15, 2008. On August 22, 2008 the Company received a waiver from the lender for the default in the Second Amendment to Credit Agreement (“Second Amendment”). The Second Amendment also amends the credit facility to release the lending institution from any further obligations to extend credit under the Credit Agreement. The Company has no debt outstanding under this Credit Agreement and is currently assessing its options with respect to the Credit Agreement.

3. TRADEMARK IMPAIRMENT

All of Jamba Juice Company’s products are sold under the Jamba Juice name and whirl logo. Trademarks are not subject to amortization and are tested for impairment annually (at year-end), or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of the comparison of the fair value of the trademarks to its carrying amount. Based on the Company’s stock price, negative comparable store sales and its forecast, the Company determined that an impairment of its trademark was necessary in the second quarter of fiscal 2008. As a result of the impairment analysis, the Company recorded an impairment charge of $82.6 million, $49.7 million net of tax, for the 12 week period ended July 15, 2008.

4. SHARE-BASED COMPENSATION

The Company maintains three stock-based compensation plans (collectively, the “Plans”). The Company’s 2006 Employee, Director and Consultant Stock Plan (the “2006 Plan”) was approved by the Company’s stockholders on November 28, 2006 and provides for the granting of up to five million shares of common stock in the form of nonqualified and incentive stock options, stock grants or other stock-based awards to employees, nonemployee directors and consultants. In connection with the merger of Jamba, Inc. with Jamba Juice Company on November 28, 2006, the Company assumed the outstanding options under the Jamba Juice Company 1994 Stock Incentive Plan (the “1994 Plan”) and the Jamba Juice Company 2001 Equity Incentive Plan (the “2001 Plan”), both of which provided for the granting of nonqualified and incentive stock options to employees, nonemployee directors and consultants. No additional grants are available under the 2001 Plan and the 1994 Plan. As of July 15, 2008, there remained 1,749,043 shares available for grant under the Company’s 2006 Plan. A summary of option activity under the Plans as of July 15, 2008, and changes during the 28 week period then ended is presented below:

	Number of Options	Weighted- Average Exercise Price
	(in thousands)	(per share)
Options outstanding, January 1, 2008	3,692	$9.14
Options granted	155	2.65
Options exercised	—	—
Options cancelled	(277)	9.20

Options outstanding, July 15, 2008	3,570	$8.85

Options vested or expected to vest, July 15, 2008	2,468	$8.64

Options exercisable, July 15, 2008	1,129	$9.62

Share-based compensation expense includes compensation expense, recognized over the applicable vesting periods in accordance with SFAS No. 123 (revised 2004) (“SFAS 123R”). Share-based compensation expense, which is included in general and administrative expense, was $0.6 million and $0.9 million for the 12 week periods ended July 15, 2008 and July 24, 2007, respectively. Share-based compensation expense was $1.7 million and $2.1 million for the 28 week periods ended July 15, 2008 and July 24, 2007, respectively.

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

The following are the weighted-average assumptions used to value option grants for the 12 and 28 week periods ended July 15, 2008 and July 24, 2007:

	12 Week Period Ended		28 Week Period Ended
	July 15, 2008	July 24, 2007	July 15, 2008	July 24, 2007
Weighted-average risk-free interest rate	3.36%	5.05%	3.30%	4.97%
Expected life of options (years)	5.00	5.00	5.00	5.00
Expected stock volatility	44.7%	36.7%	44.6%	36.7%
Expected dividend yield	0%	0%	0%	0%

The estimated fair value of options granted during the 12 week periods ended July 15, 2008 and July 24, 2007 was $1.07 and $3.96, respectively. The estimated fair value of stock options granted during the 28 week periods ended July 15, 2008 and July 24, 2007, was $1.06 and $3.90, respectively.

5. WARRANTS AND DERIVATIVE INSTRUMENTS

The Company issued warrants to purchase 17,250,000 shares of common stock at an exercise price of $6.00 (the “$6.00 Warrants”) and an option to purchase up to a total of 750,000 units at an exercise price of $10.00 in connection with its initial public offering in July 2005. Each unit includes one share of common stock and a warrant to purchase one share of common stock at an exercise price of $7.50 (the “Embedded Warrants”). The $6.00 Warrants and the Embedded Warrants are considered derivative instruments and the fair value of such instruments is recorded as derivative liabilities on the Company’s condensed consolidated balance sheets with any changes in the fair value recorded in the Company’s results of operations. The $6.00 Warrants and the Embedded Warrants expire on June 28, 2009, and the option to purchase units expires on June 29, 2010. As of July 15, 2008, the option and 16,580,500 shares of the $6.00 Warrants remained outstanding. In November 2006, the Company assumed 304,581 outstanding warrants in connection with the acquisition of Jamba Juice Company, of which 283,966 warrants remain outstanding as of July 15, 2008 and expire on various dates from December 29, 2010 through December 14, 2011. All warrants and the option to purchase the units are fully vested as of July 15, 2008.

The fair value of the $6.00 Warrants is estimated as the market price of a traded warrant at each balance sheet date. The Company estimates the fair value of the Embedded Warrant as of each balance sheet date using a Black-Scholes option-pricing model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility and the expected life of the award. The following are the weighted-average assumptions used to value the Embedded Warrants as of July 15, 2008 and July 24, 2007:

	July 15, 2008	July 24, 2007
Weighted-average risk-free interest rate	2.38%	4.76%
Expected life of warrants (years)	2.0	2.9
Expected stock volatility	50.1%	35.4%
Expected dividend yield	0%	0%

Since the resulting valuation of the Embedded Warrant was lower than its relative fair value, the Company used the relative fair value as of July 24, 2007. The estimated fair value of the $6.00 Warrants and the Embedded Warrant was $1.2 million and $9.3 million as of July 15, 2008 and January 1, 2008, respectively (see Note 6). No warrants were exercised during the 12 and 28 week periods ended July 15, 2008. During the 12 and 28 week periods ended July 24, 2007, the Company received $4.0 million of proceeds for the exercise of 669,500 of the $6.00 Warrants.

6. FAIR VALUE MEASUREMENT

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

The Company’s warrants are required to be measured at fair value on a recurring basis. Fair value for the $6.00 Warrants is defined as Level 1 in the fair value hierarchy and is recorded using quoted prices available in active markets. Fair value for the Embedded Warrants is defined as Level 2 in the fair value hierarchy and is recorded using market-based pricing models incorporating quoted market prices. The fair value of the $6.00 Warrants was $1.2 million and $9.3 million at July 15, 2008 and January 1, 2008, respectively. The fair value of the Embedded Warrants was $0.0 million at July 15, 2008 and January 1, 2008.

7. INCOME TAXES

A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance against its deferred income tax assets at July 15, 2008 due to the uncertainty of realizing such deferred income tax assets. The effect of the change in judgment as of July 15, 2008 to the realizability of the deferred tax assets existing at January 1, 2008 was recognized in tax expense as a discrete item for the 12 week period ended July 15, 2008, of $32.2 million.

As noted in Footnote 3 above, the Company recorded a charge of $82.6 million related to trademark impairment. As an identifiable intangible asset, a deferred tax liability existed for the temporary differences in the book and tax basis. Due to the impairment, a $32.9 million tax benefit was recognized for the 12 week period ended July 15, 2008, in tax expense as a discrete item.

The Company has recorded a tax benefit of $0.6 million for the 28 week period ended July 15, 2008. The tax benefit mainly consists of a $32.2 million expense to establish a valuation allowance on the deferred tax assets as of January 1, 2008 and a $32.9 million benefit related to trademark impairment. The Company’s effective tax rate 8.2% and (.66%) for the 12 week and 28 week periods ended July 15, 2008, respectively. The effective tax rate is affected by a number of factors, including pretax income, a change in the valuation allowance related to deductible temporary differences originating during the current year and the intangible asset impairment.

As of July 15, 2008, there have been no material changes to the Company’s uncertain tax positions disclosure under FIN 48 as provided in Note 10 in the Notes to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended January 1, 2008. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to the end of December 2008.

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

9. IMPAIRMENT, STORE LEASE TERMINATION AND CLOSURE COSTS AND WORKFORCE REDUCTION

Store long-lived asset impairment

Impairment charges include the write-down of long-lived assets at stores that were assessed for impairment because of management’s intention to close the store or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable. The Company recorded impairment charges of $3.3 million and $0.1 million for the 12 week periods ended July 15, 2008 and July 24, 2007 for the impairment of long-lived assets at 34 and one store, respectively. Impairment charges of $7.3 million and $0.2 million were recorded for the 28 week periods ended July 15, 2008 and July 24, 2007 for the impairment of 45 and three stores, respectively.

The Company recorded $4.0 million and $0.1 million in charges primarily related to long-lived asset impairments for the first quarter of fiscal 2008 and first quarter of fiscal 2007, respectively. The charges for the first quarter of fiscal 2008 related to 19 Company Stores which were impaired based on an analysis of projected operating performance and operating cash flows, as well as stores that were not performing at required levels of return. These charges included the impairment of long-lived assets related to the closing of eight of the ten stores the Company previously announced on May 15, 2008 would be closing in the second quarter of fiscal 2008. The remaining two stores had previously been impaired. The Company recorded impairment charges for two stores for the first quarter of fiscal 2007.

Store lease termination and closure costs and workforce reduction

As a result of the Company’s restructuring efforts and revised development goals, the Company evaluated the infrastructure needed to support its evolving business model and restructured its Support Center to eliminate certain administrative positions. In addition to the closed stores mentioned above, the Company terminated 53 positions during the 12 week period ended July 15, 2008. As a result of these actions, the Company incurred $2.2 million in charges related to asset write-offs for sites under development, lease termination related costs and $0.6 million in severance charges.

	12 Week Period Ended		28 Week Period Ended
	July 15, 2008	July 24, 2007	July 15, 2008	July 24, 2007
Store lease termination costs	$1,516	$—	$1,516	$—
Store closure costs	719	33	1,032	41

Store lease termination and closure costs	2,235	33	2,548	41
Severance	558	—	558	—

Total store lease termination, closure costs and severance	$2,793	$33	$3,106	$41

A reconciliation of the beginning and ending severance and store lease termination and closure accrual is as follows:
	12 Week Period Ended		28 Week Period Ended
	July 15, 2008	July 24, 2007	July 15, 2008	July 24, 2007
Balance, beginning of period	$—	$—	$—	$—
Provision for present value of noncancellable lease payments of closed stores	1,516	—	1,516	—
Severance	558	—	558	—
Cash payments, net of sublease income	(254)	—	(254)	—

Balance, end of period	$1,820	$—	$1,820	$—

10. SUBSEQUENT EVENTS

On August 5, 2008, the Company announced the resignation of Paul E. Clayton as Chief Executive Officer and President of the Company and as a member of the Board of Directors. The Board has appointed Steven R. Berrard, the Chairman of the Board, as the interim Chief Executive Officer. On August 4, 2008, Donald D. Breen, Senior Vice President, Chief Financial Officer tendered his resignation to pursue another opportunity. Karen L. Luey, the Company’s Vice President, Corporate Controller and Principal Accounting Officer was appointed to serve as the interim Chief Financial Officer. Ms. Luey was appointed as Senior Vice President, Chief Financial Officer on August 14, 2008.

On August 22, 2008, the Company entered into a Second Amendment to its Credit Agreement (“Second Amendment”) by and among the Company, Jamba Juice Company, the Company’s wholly owned subsidiary as borrower, Wells Fargo Foothill, LLC as agent and lender dated April 17, 2008 (“Credit Agreement”). The Second Amendment provides for a waiver from the lender for the default in Credit Agreement. The Second Amendment also amends the credit facility to release the lending institution from any further obligations to extend credit under the Credit Agreement.

On August 27, 2008, the Company reduced its workforce by an additional 16 employees to reduce operating costs and increase operational efficiency and identified an additional 20 stores it intends to close.

On August 28, 2008, the Company entered into a commitment letter for a two-year senior term note credit facility in the aggregate principal amount of $15 million, with an option by the Company, during the initial 120-day period following the closing, to increase the principal amount by up to an additional $10 million subject to certain conditions under the commitment letter.

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

JAMBA, INC. OVERVIEW

Jamba, Inc. (“we”, “us”, “our” or the “Company”), a Delaware corporation, and its wholly owned subsidiary, Jamba Juice Company, are the leading retailer of premium quality blended-to-order fruit smoothies, squeezed-to-order juices, blended beverages and healthy snacks. As of July 15, 2008, there were 736 locations consisting of 518 company owned and operated stores (“Company Stores”) and 218 franchise stores.

EXECUTIVE OVERVIEW

For the second quarter of fiscal 2008, comparable store sales at Company Stores declined by 7.3%. We believe that the primary cause of this decline is the continued weakness in the general economy and the housing market, particularly in California, Florida, Arizona and Nevada, where approximately 75% of Company Stores are located. Consumers are also facing increased costs for basic consumer staples, such as food and gas, which we believe is causing a reduction in discretionary spending among our customers and reduced consumer traffic in our stores. In addition, we are facing increased competition from specialty coffee retailers and fast-food restaurants who are adding smoothies and smoothie-type products to their menu offerings. In light of these challenges, there have been several recent developments with respect to our key strategies in addition to those discussed in our Annual Report on Form 10-K for the year ended January 1, 2008 and Quarterly Report on Form 10-Q for the fiscal quarter ended April 22, 2008.

Changes to Senior Management Team

•

On August 6, 2008, we announced that Steven R. Berrard, the Company’s Chairman of the Board, had assumed the role of interim Chief Executive Officer and President, replacing Paul E. Clayton. We also announced the retention of an executive search firm to conduct a search for a permanent replacement.

•

On August 6, 2008, we also announced that Karen L. Luey, Vice President, Controller, and Principal Accounting Officer of the Company, had assumed the role of interim Chief Financial Officer, replacing Donald D. Breen, who resigned to pursue another opportunity. On August 14, 2008 Ms. Luey was appointed as the Company’s Senior Vice President, Chief Financial Officer.

•

On July 10, 2008, we announced that Karen A. Kelley, the Senior Vice President, Operations, had resigned and that Steve Adkins, Senior Vice President, Company Operations, and Glenn Lord, Vice President, Franchise Operations, had assumed her responsibilities.

The balance of our management structure remains in place and we expect no interruption in our business operations as a result of these changes. However, the direction of our business operations has changed as the new management team aggressively pursues all avenues to enhance stockholder value from both an operational and financial perspective. To that end, we are executing on several strategies as described below.

Company Store Profitability

While we experienced a net loss of $(89.2) million for the second quarter of fiscal 2008 compared to our net income of $2.3 million for the same period in 2007, we are encouraged by our increase in store-level EBITDA from $19.9 million for the second quarter of fiscal 2008 compared to $19.3 million for the same period in 2007. In addition, we continue to take actions to improve our Company Store profitability, including the following:

•

We intend to close 20 underperforming Company Stores in addition to closing the underperforming Company Stores we announced on May 15, 2008. Of the 10 Company Stores we announced would be closed, eight have been closed to date, and we are in the process of negotiating lease terminations for these closed stores, the outcome of which negotiations will determine the net cash effect. We believe the net cash effect will be positive.

•

We intend to terminate leases for six unbuilt Company Stores in addition to the seven we announced on May 15, 2008. Of the seven leases we announced would be terminated, one lease termination has been entered into to date and we are in the process of negotiating lease terminations with landlords for the remainder.

•	We are seeking to renegotiate unfavorable Company Store leases with landlords.

•	We intend to focus on improving the financial performance of Company Stores by:

•	reducing store labor costs through adjustments to operating hours;

•	implementing a modest 1% price increase on selected products;

•	implementing effective size and price combinations to improve costs of goods sold while maintaining customer satisfaction;

•	revitalizing the look and feel of Company Stores; and

•

allocating marketing resources to the communities where our stores are located to ensure customers know that the Jamba experience is what differentiates our product offerings from the competitors, while focusing on ways to improve the customer experience.

For a reconciliation of store-level EBITDA, a non-GAAP financial measure, to net income/loss, a GAAP financial measure, please see “Key Financial Metrics” within this section.

General and Administrative Expenses

•

We continue to focus on managing our general and administrative expenses. Since the beginning of the second fiscal quarter, 71 positions, or approximately 30% of our Support Center and field employees, have been eliminated through workforce reduction and attrition. On a go forward basis, we are targeting to achieve general and administrative expenses to be less than 9% of total revenue, excluding shared-based compensation costs.

•

We will continue to review all aspects of our operations to ensure our resources are effectively and efficiently being utilized, while at the same time identifying reductions in spending not aligned with our current goals and objectives.

•

We intend to reduce operating costs by investing in technology to improve the quality and speed of data collection in order to better support business planning and day-to-day decision-making and operations.

The Jamba Brand

•	We are refocusing the brand positioning for Jamba, taking into account our newly refined customer targets.

•	We are actively seeking additional opportunities to leverage the Jamba brand in new and complementary product categories and distribution channels.

•	We plan to increase our brand awareness through non-traditional franchise store growth, with an emphasis on airports and college campuses.

Liquidity Matters

•

We have recently adopted a strategy of transitioning from primarily a Company Store model to a model more evenly weighted between Company Stores and traditional franchise stores. We believe this new model will demand less capital, generate higher margins and reduce the volatility of cash flow performance over time. More importantly, a more aggressive franchise model will allow us to build an increased number of Jamba Juice stores faster, which is important for increasing brand presence, increasing customer frequency and combating competition.

•

We will begin to market the franchise area development of new territories and have identified Washington D.C., Philadelphia, various surrounding areas outside New York City, Boston and North Carolina as markets of interest.

•

In keeping with our strategy of transitioning to a more balanced Company Store/franchise store model, for the balance of 2008 we have stopped development of new Company Stores, with plans to only open the four Company Stores which are currently under construction. We expect minimal Company Store development activity in 2009.

•

We plan to re-franchise approximately 30 Company Stores in selected geographic areas where there are both Company Stores and franchisee stores. We believe this strategy will better position us for future growth in several important respects, including less capital outlay, better optimization of our Company Store and franchise store support infrastructures, improved supply chain efficiencies and establishment of a foundation for franchise store growth in these and other selected geographic areas.

•	We are aggressively managing our working capital, including focusing on ways to improve our inventory management, cash management, accounts receivable collection, and payable management.

•

We are currently exploring a number of business and financing alternatives. On August 28, 2008, we entered into a commitment letter for a two-year senior term note credit facility in the aggregate principal amount of $15 million, with an option by the Company, during the initial 120-day period following the closing, to increase the principal amount by up to an additional $10 million subject to certain conditions under the commitment letter. We are in the process of negotiating definitive documentation for the facility.

Fiscal 2009 Outlook

We believe the economy’s negative impact on consumers’ discretionary spending presents a challenge to sales growth through the remainder of 2008. Accordingly, in the coming months, we will focus on areas we can control, such as targeting a reduction in cost of sales as a percentage of Company Store revenue to at or below 26% and targeting a reduction in costs as a percentage of Company Store revenue to at or below 32%. In addition, we plan to implement the strategies described above in order to manage and enhance our liquidity and demonstrate a path back to profitability and sustained and long-term profitable growth.

RESULTS OF OPERATIONS — 12 WEEK PERIOD ENDED JULY 15, 2008 AS COMPARED TO 12 WEEK PERIOD ENDED JULY 24, 2007

	12 Week Period Ended
(In thousands)	July 15, 2008	% (1)	July 24, 2007	% (1)
Revenue:
Company stores	$96,311	97.7%	$86,213	96.2%
Franchise and other revenue	2,287	2.3%	3,396	3.8%

Total revenue	98,598	100.0%	89,609	100.0%

Operating expenses:
Cost of sales	25,334	26.3%	23,659	27.4%
Labor costs	31,420	32.6%	26,477	30.7%
Occupancy costs	10,556	11.0%	8,592	10.0%
Store operating	10,760	11.2%	10,871	12.6%
Depreciation and amortization	5,682	5.8%	4,013	4.5%
General and administrative	9,850	10.0%	10,491	11.7%
Store pre-opening	549	0.6%	1,462	1.6%
Store impairment	3,260	3.3%	98	0.1%
Store lease termination and closure costs	2,235	2.3%	33	0.0%
Trademark impairment	82,600	83.8%	—	0.0%
Other	1,219	1.2%	1,272	1.4%

Total operating expenses	183,465	186.1%	86,968	97.1%

Income (loss) from operations	(84,867)	(86.1)%	2,641	2.9%

Other income (expense):
Gain from derivative liabilities	2,488	2.5%	329	0.4%
Interest income	59	0.1%	921	1.0%
Interest expense	(106)	(0.1)%	(24)	(0.0)%

Total other income	2,441	2.5%	1,226	1.4%

Income (loss) before income taxes	(82,426)	(83.6)%	3,867	4.3%
Income tax benefit	(6,769)	(6.9)%	(1,539)	(1.7)%

Net income (loss)	$(89,195)	(90.5)%	$2,328	2.6%

(1)	Cost of sales, labor costs, occupancy costs and store operating expense percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue.

The dollar variances noted in the Company’s financial statements for the 12 week and 28 week periods ended July 15, 2008 as compared to the 12 week and 28 week periods ended July 24, 2007 is primarily attributable to the growth in the number of Company Stores from 427 stores as of July 24, 2007 to 518 stores as of July 15, 2008. The Company believes that variance discussions as a percentage of Company Store revenue or total revenue is a more appropriate comparison when analyzing the Company’s financial performance as compared to the prior year. The following represents the components of revenue for the 12 week and 28 week periods ended July 15, 2008 and July 24, 2007 (in thousands):

	12 Week Period Ended		28 Week Period Ended
	July 15, 2008	July 24, 2007	July 15, 2008	July 24, 2007
Comparable Company Stores	$82,376	$75,045	$166,139	$148,962
Non-comparable Company Stores	13,935	11,168	28,805	23,413
Franchise revenue	1,539	2,598	3,377	4,631
Other revenue	748	798	1,831	1,990

Total revenue	$98,598	$89,609	$200,151	$178,995

Total revenue increased 10.0% to $98.6 million for the 12 week period ended July 15, 2008 compared to $89.6 million for the 12 week period ended July 24, 2007. Company Store revenue increased 11.7% to $96.3 million compared to $86.2 million for the same period of the prior year. This increase is primarily associated with the opening of 69 net new Company Stores (new Company stores, net of closed stores) and the acquisition of 22 stores from franchisees since the end of the comparable quarter of the prior year. The increase in revenue from new Company Stores and acquisitions was unfavorably impacted by a decrease in Company Store comparable sales of (7.3%) for the 12 week period ended July 15, 2008. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least 13 full fiscal periods.

Franchise and other revenue decreased to $2.3 million compared to $3.4 million for the same period of the prior year. The number of franchise stores as of July 15, 2008 and July 24, 2007 was 218. While the number of franchise stores has remained consistent, the decrease of franchise revenue as compared to the same period of the prior year is attributable to the different mix in the type of franchise store. Specifically, the number of franchisee-owned traditional stores decreased as compared to the same period of the prior year, with 22 franchisee-owned traditional stores becoming Company Stores through acquisitions and the new franchise stores opened during this period were predominantly smaller, non-traditional format stores or store-within-a store formats which generally generate lower average unit volumes.

Cost of sales is comprised primarily of fruit, dairy and other products used to make smoothies, as well as paper products. Cost of sales increased 7.1% to $25.3 million for the 12 week period ended July 15, 2008, compared to $23.7 million for the comparable period last year. The $1.6 million increase was due primarily to the increase in Company Store revenue, an increase of $2.7 million in dairy, juice concentrate, frozen fruit and smoothie additions offset by a reduction of $1.0 million in orange costs and cost savings initiatives entered into during the year. As a percentage of Company Store revenue, these costs decreased to 26.3% in the second quarter of fiscal 2008 compared to 27.4% in the same period of the prior year. This decrease as a percentage of Company Store revenue was primarily driven by lower discounting activity and a reduction in orange costs, partially offset by higher juice concentrate and dairy costs.

Labor costs, which include store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits, increased 18.7% to $31.4 million for the 12 week period ended July 15, 2008 compared to $26.5 million for the same period of the prior year. The $4.9 million increase was due to a combination of 91 additional stores and wage increases. As a percentage of Company Store revenue, labor expenses increased to 32.6% in the second quarter of fiscal 2008, compared to 30.7% in the same period of the prior year. This increase as a percentage of Company Store revenue was primarily due to a combination of minimum wage increases in several states in which we operate, particularly California, and the decrease in Company Store comparable sales.

Occupancy costs include both fixed and variable portions of rent, real estate taxes, property insurance and common area maintenance charges for all Company Store locations. Occupancy costs increased 22.9% to $10.6 million for the 12 week period ended July 15, 2008 compared to $8.6 million for the same period of the prior year. As a percentage of Company Store revenue, occupancy costs increased to 11.0% in the second quarter of fiscal 2008, compared to 10.0% in the same period of the prior year. This increase as a percentage of Company Store revenue was primarily due to the decrease in Company Store comparable sales.

Store operating expenses consist primarily of various store-level costs such as marketing, utilities, repairs and maintenance, bank charges and cleaning supplies. Store operating expenses decreased 1.0% to $10.8 million for the 12 week period ended July 15, 2008 compared to $10.9 million for the same period of the prior year. As a percentage of Company Store revenue, store operating expenses decreased to 11.2% for the second quarter of fiscal 2008, compared to 12.6% in the same period of the prior year. This decrease as a percentage of Company Store revenue was primarily due to lower marketing spend and cost savings initiatives entered into during the year.

Depreciation and amortization expenses include the depreciation and amortization of fixed assets and the amortization of intangible assets. Depreciation and amortization increased 41.6% to $5.7 million for the 12 week period ended July 15, 2008 compared to $4.0 million for the same period of prior year. As a percentage of total revenue, depreciation and amortization increased to 5.8% for the second quarter of fiscal 2008, compared to 4.5% in the same period of the prior year. This increase as a percentage of total revenue is primarily attributable to the additional depreciation on 69 net new Company Stores and 22 acquired franchise stores since the end of the second quarter of 2007.

General and administrative (“G&A”) expenses include costs associated with our corporate support center, field supervision, bonuses, legal, accounting and professional fees and share-based compensation. G&A expenses decreased 6.1% to $9.9 million for the 12 week period ended July 15, 2008 compared to $10.5 million for the same period of the prior year. As a percentage of total revenue, G&A expenses decreased to 10.0% for the second quarter of fiscal 2008, compared to 11.7% for the same period of the prior year. This decrease as a percentage of total revenue was attributable to a $0.3 million decrease in stock-based compensation costs, as well as cost-saving initiatives that began in May 2008, offset by a one-time restructuring charge of $0.6 million.

Store pre-opening costs are primarily expenses incurred for training new store personnel, pre-opening marketing and pre-opening rent. Store pre-opening costs were $0.5 million for the 12 week period ended July 15, 2008 and $1.5 million for the same period of the prior year. The decrease for the second quarter of 2008 was a result of opening 14 new Company Stores as compared to opening 27 new Company Stores in the same period of the prior year.

Store impairment expense was $3.3 million for the 12 week period ended July 15, 2008 compared to $0.1 million for the same period of the prior year. During the 12 week period ended July 15, 2008, the Company recorded a store impairment expense to write-down property, fixtures and equipment related to 34 stores as compared to one store in the same period of the prior year.

Store lease termination and closure costs were $2.2 million for the 12 week period ended July 15, 2008. These costs related primarily to the expenses for the stores planned to be closed under the Company restructuring plan. This line item also includes costs associated with store closures. There were no store lease termination costs for the 12 week period ended July 24, 2007.

Trademark impairment expense was $82.6 million for the 12 week period ended July 15, 2008. There was no impairment for the same period of the prior year. The Company recorded an intangible asset impairment expense related to the impairment of its trademark. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires us to assess our intangible asset amounts for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. The requirements for assessing whether intangible assets have been impaired involve market-based information and some degree of subjective assessment. The fair value is estimated using a discounted cash flow model combined with market valuation approaches. Based on the Company’s stock price, negative comparable store sales and its forecast, the Company determined that an impairment of its trademark was necessary in the second quarter of fiscal 2008.

Other operating expenses consist primarily of franchise support expenses, losses on disposals, amortization of jambacard™ liability and income from jambacard™ breakage. Other operating expenses decreased 4.2% to $1.2 million for the 12 week period ended July 15, 2008 compared to $1.3 million for the same period of the prior year. As a percentage of total revenue, other operating expenses decreased to 1.2% for second quarter of fiscal 2008 as compared to 1.4% in the same period of the prior year. This decrease as a percentage of total revenue is primarily attributable to a decrease in amortization of jambacard liability of $0.4 million.

Gain from derivative liabilities increased to $2.5 million for the 12 week period ended July 15, 2008 compared to $0.3 million for the same period of prior year. This increase was attributable to the change in the fair value of our warrants. Our warrants are recorded as derivative liabilities.

Interest income for the 12 week period ended July 15, 2008 decreased to $0.1 million compared to $0.9 million for the same period of prior year, due primarily to lower investment balances driven by working capital requirements and capital expenditures.

Interest expense increased to $0.1 million for the 12 week period ended July 15, 2008 compared to $0.0 million for the same period of prior year.

Our effective income tax rate was 8.2% for the 12 week period ended July 15, 2008. The effective tax rate is affected by a number of factors, including income before taxes, a change in the valuation allowance related to deductible temporary differences originating during the current year and the intangible asset impairment. The unrealized change in fair value recorded for our derivative liability of $2.5 million is not included in income for tax purposes. We determined that it is more likely than not, based on updated projections of operating results and related taxable income, that the benefit of deferred tax assets at January 1, 2008 will not be realized and a valuation allowance of $32.5 million has been established. The tax expense associated with recognizing a valuation allowance was reported as a discrete item for the 12 week period ended July 15, 2008. We recorded a tax benefit of $32.9 million related to the asset impairment of the trademark and corresponding reversal of the deferred tax liability related to the temporary book and tax basis difference in the trademark. The tax benefit was reported as a discrete item for the 12 week period ended July 15, 2008.

Excluding the unrealized change in the fair value of the derivative liability, the valuation allowance established related to deferred tax assets at January 1, 2008, and the impairment of the trademark, the annual effective tax (benefit) rate was 0.00%.

RESULTS OF OPERATIONS — 28 WEEK PERIOD ENDED JULY 15, 2008 AS COMPARED TO 28 WEEK PERIOD ENDED JULY 24, 2007

	28 Week Period Ended
(In thousands)	July 15, 2008	% (1)	July 24, 2007	% (1)
Revenue:
Company stores	$194,943	97.4%	$172,374	96.3%
Franchise and other revenue	5,208	2.6%	6,621	3.7%

Total revenue	200,151	100.0%	178,995	100.0%

Operating expenses:
Cost of sales	51,713	26.5%	47,211	27.4%
Labor costs	69,419	35.6%	55,342	32.1%
Occupancy costs	23,935	12.3%	19,543	11.3%
Store operating	24,584	12.6%	21,923	12.7%
Depreciation and amortization	13,495	6.7%	9,264	5.2%
General and administrative	25,146	12.6%	25,494	14.2%
Store pre-opening	1,700	0.8%	2,625	1.5%
Store impairment	7,297	3.6%	198	0.1%
Store lease termination and closure costs	2,548	1.3%	41	0.0%
Trademark impairment	82,600	41.3%	—	0.0%
Other	2,136	1.1%	2,760	1.6%

Total operating expenses	304,573	152.2%	184,401	103.0%

Loss from operations	(104,422)	(52.2)%	(5,406)	(3.0)%

Other income (expense):
Gain from derivative liabilities	8,130	4.1%	15,480	8.6%
Interest income	246	0.1%	2,316	1.3%
Interest expense	(218)	(0.1)%	(135)	(0.1)%

Total other income	8,158	4.1%	17,661	9.9%

Income (loss) before income taxes	(96,264)	(48.1)%	12,255	6.8%
Income tax benefit	638	0.3%	2,023	1.1%

Net income (loss)	$(95,626)	(47.8)%	$14,278	8.0%

(1)	Cost of sales, labor costs, occupancy costs and store operating expense percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue.

Total revenue increased 11.8% to $200.2 million for the 28 week period ended July 15, 2008 compared to $179.0 million for the 28 week period ended July 24, 2007. Company Store revenue increased 13.1% to $194.9 million compared to $172.4 million for the same period of the prior year. This increase is primarily associated with the opening of 69 net new Company Stores (new Company stores, net of closed stores) and the acquisition of 22 stores from franchisees since the end of the comparable quarter of the prior year. The number of Company Stores as of July 15, 2008 was 518, up from 427 stores as of July 24, 2007. The increase in revenue from new Company Stores and acquisitions was unfavorably impacted by a decrease in Company Store comparable sales of (5.8%) for the 28 week period ended July 15, 2008. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least 13 full fiscal periods.

Franchise and other revenue decreased to $5.2 million compared to $6.6 million for the same period of the prior year. The number of franchise stores as of July 15, 2008 and July 24, 2007 was 218 stores. While the number of franchise stores has remained consistent, the decrease of franchise revenue as compared to the same period of the prior year is attributable to the different mix in the type of franchise store. Specifically, the number of franchisee-owned traditional stores decreased as compared to the same period of the prior year, with 22 franchisee-owned traditional stores becoming Company Stores through acquisition and new franchise stores opened during this period were predominantly smaller, non-traditional format stores or store-within-a store formats which generally generate lower average unit volumes.

Cost of sales is comprised primarily of fruit, dairy and other products used to make smoothies, as well as paper products. Cost of sales increased 9.5% to $51.7 million for the 28 week period ended July 15, 2008, compared to $47.2 million for the comparable period last year. The $4.5 million increase was due primarily to the increase in Company Store revenue, an $6.0 million increase in dairy, juice concentrate, frozen fruit and smoothie additions, offset by a $1.5 million reduction in orange costs and cost savings initiatives entered into during the year. As a percentage of Company Store revenue, these costs decreased to 26.5% in the first two quarters of fiscal 2008 compared to 27.4% in the same period of the prior year. This decrease as a percentage of Company Store revenue was primarily driven by a shift in product mix, lower orange costs and reductions in waste through our food cost system, partially offset by higher juice concentrate and dairy costs.

Labor costs, which include store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits, increased 25.4% to $69.4 million for the 28 week period ended July 15, 2008 compared to $55.3 million for the same period of the prior year. As a percentage of Company Store revenue, labor expenses increased to 35.6% in the first two quarters of fiscal 2008, compared to 32.1% in the same period of the prior year. This increase as a percentage of Company Store revenue was primarily due to a combination of minimum wage increases in several states in which we operate, particularly California, and the decrease in Company Store comparable sales.

Occupancy costs include both fixed and variable portions of rent, real estate taxes, property insurance and common area maintenance charges for all Company Store locations. Occupancy costs increased 22.5% to $23.9 million for the 28 week period ended July 15, 2008 compared to $19.5 million for the same period of the prior year. As a percentage of Company Store revenue, occupancy costs increased to 12.3% in the first two quarters of fiscal 2008, compared to 11.3% in the same period of the prior year. This increase as a percentage of Company Store revenue was primarily due to the decrease in Company Store comparable sales.

Store operating expenses consist primarily of various store-level costs such as marketing, utilities, repairs and maintenance, bank charges and cleaning supplies. Store operating expenses increased 12.1% to $24.6 million for the 28 week period ended July 15, 2008 compared to $21.9 million for the same period of the prior year. As a percentage of Company Store revenue, store operating expenses decreased to 12.6% for the first two quarters of fiscal 2008, compared to 12.7% in the same period of the prior year. This decrease as a percentage of Company Store revenue was primarily due to lower marketing spend, offset by higher utility costs and the decrease in Company Store comparable sales and cost savings initiatives entered into during the year.

Depreciation and amortization expenses include the depreciation and amortization of fixed assets and the amortization of intangible assets. Depreciation and amortization increased 45.7% to $13.5 million for the 28 week period ended July 15, 2008 compared to $9.3 million for the same period of prior year. As a percentage of total revenue, depreciation and amortization increased to 6.7% for the first two quarters of fiscal 2008, compared to 5.2% in the same period of the prior year. This increase as a percentage of total revenue is primarily attributable to the additional depreciation on 69 net new Company Stores and 22 acquired stores since the end of the second quarter of 2007.

General and administrative (“G&A”) expenses include costs associated with our corporate support center, field supervision, bonuses, legal, accounting and professional fees and share-based compensation. G&A expenses decreased 1.4% to $25.1 million for the 28 week period ended July 15, 2008 compared to $25.5 million for the same period of the prior year. As a percentage of total revenue, G&A expenses decreased to 12.6% for the first two quarters of fiscal 2008, compared to 14.2% for the same period of the prior year. This decrease as a percentage of total revenue was attributable to a decrease in stock-based compensation, lower professional service costs as well as cost-saving initiatives that began in May 2008, offset by a one-time restructuring charge of $0.6 million.

Store pre-opening costs are primarily expenses incurred for training new store personnel, pre-opening marketing and pre-opening rent. Store pre-opening costs were $1.7 million for the 28 week period ended July 15, 2008 and $2.6 million for the same period of the prior year. The decrease for the 28 week period ended July 15, 2008 was a result of opening 31 new Company Stores as compared to 44 new Company Stores opened in the same period of the prior year.

Store impairment expense was $7.3 million for the 28 week period ended July 15, 2008 compared to $0.2 million for the same period of the prior year. During the 28 week period ended July 15, 2008, the Company recorded a store impairment expense to write-down property, fixtures and equipment related to 45 stores as compared to three stores in the same period of the prior year.

Store lease termination and closure costs were $2.5 million for the 28 week period ended July 15, 2008. These costs related primarily to the expenses for the stores planned to be closed under the Company restructuring plan. This line item also includes costs associated with store closures. There were no store lease termination costs for the 28 week period ended July 24, 2007.

Trademark impairment expense was $82.6 million for the 28 week period ended July 15, 2008. There was no impairment for the same period of the prior year. The Company recorded an intangible asset impairment expense related to the impairment of its trademark. SFAS No. 142, requires us to assess our intangible asset amounts for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. The requirements for assessing whether intangible assets have been impaired involve market-based information and some degree of subjective assessment. The fair value is estimated using a discounted cash flow model combined with market valuation approaches. Based on the Company’s stock price, negative comparable store sales and its forecast, the Company determined that an impairment of its trademark was necessary in the second quarter of fiscal 2008.

Other operating expenses consist primarily of franchise support expenses, losses on disposals, amortization of jambacard™ liability and income from jambacard™ breakage. Other operating expenses decreased 22.6% to $2.1 million for the 28 week period ended July 15, 2008 compared to $2.7 million for the same period of the prior year. As a percentage of total revenue, other operating expenses decreased to 1.1% for first two quarters of fiscal 2008 as compared to 1.5% in the same period of the prior year. This decrease as a percentage of total revenue is primarily attributable to a decrease in amortization of jambacard liability of $0.9 million.

Gain from derivative liabilities decreased 47.5% to $8.1 million for the 28 week period ended July 15, 2008 compared to $15.5 million for the same period of prior year. This decrease was attributable to the change in the fair value of our warrants. Our warrants are recorded as derivative liabilities, instead of equity instruments.

Interest income for the 28 week period ended July 15, 2008 decreased to $0.2 million compared to $2.3 million for the same period of prior year, due primarily to lower investment balances driven by working capital requirements and capital expenditures.

Interest expense increased to $0.2 million for the 28 week period ended July 15, 2008 compared to $0.1 million for the same period of prior year.

Our effective income tax benefit rate was 0.66% for the 28 week period ended July 15, 2008. The effective tax rate is affected by a number of factors, including income before taxes, a change in the valuation allowance related to deductible temporary differences originating during the current year and the intangible asset impairment. The unrealized change in fair value recorded for our derivative liability of $8.1 million is not included in income for tax purposes. We determined that it is more likely than not, based on updated projections of operating results and related taxable income, that the benefit of deferred tax assets at January 1, 2008 will not be realized and a valuation allowance of $32.5 million has been established. We recorded a tax benefit of $32.9 million related to the intangible asset impairment of the trademark and corresponding reversal of the deferred tax liability related to the temporary book and tax basis difference in the trademark.

Excluding the unrealized change in the fair value of the derivative liability, the valuation allowance established related to deferred tax assets at January 1, 2008, and the impairment of the trademark, the effective tax benefit rate was 0.00%.

KEY FINANCIAL METRICS

We review our operations based on both financial and non-financial metrics. Among the key financial metrics upon which management focuses in reviewing our performance are comparable sales, EBITDA (a non-GAAP measure), cash flow from operations before general and administrative expenses, general and administrative expenses and capital expenditures. Among the key non-financial metrics upon which management focuses in reviewing performance are the number of new openings, average check and transaction count.

The following table sets forth non-GAAP metrics and operating data that do not otherwise appear in our consolidated financial statements as of and for the 12 week and 28 week periods ended July 15, 2008 and July 24, 2007:

	12 Week Period Ended		28 Week Period Ended
	July 15, 2008	July 24, 2007	July 15, 2008	July 24, 2007
Non-GAAP Metrics (in thousands)
Store-level EBITDA (1)	$19,895	$19,297	$29,000	$33,278
Operating Data
Percentage change in comparable Company Store sales (2)	(7.3)%	(3.5)%	(5.8)%	0.2%
Total Company Stores	518	427	518	427
Total Franchise Stores	218	218	218	218
Total Stores	736	645	736	645

(1)	See reconciliation and discussion of non-GAAP measures which follow at the end of this section.

(2)	Percentage change in comparable Company Store revenue compares the revenue of Company Stores during a 13 period fiscal year to the revenue from the same Company Stores for the equivalent period in the prior year. A Company Store is included in this calculation after its thirteenth full fiscal period of operations. Revenue from franchised stores are not included in the comparable Company Store revenue.

Store-level EBITDA is equal to net income (loss) plus franchisee reimbursements and other income less: (a) depreciation and amortization; (b) general and administrative expenses; (c) store pre-opening expenses; (d) trademark impairment; (e) store lease termination and closure expenses; (f) other operating expenses and (g) income taxes.

Our management uses store-level EBITDA:

•

As a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis, as it removes the impact of items not directly resulting from our store operations; and

•	For planning purposes, including the preparation of our internal operating budget

Store-level EBITDA as calculated by us is not necessarily comparable to similarly titled measures used by other companies. In addition, store-level EBITDA: (a) does not represent net income or cash flows from operating activities as defined by GAAP; (b) is not necessarily indicative of cash available to fund our cash flow needs; and (c) should not be considered an alternative to net income, operating income, cash flows from operating activities or our other financial information as determined under GAAP.

	12 Week Period Ended		28 Week Period Ended
(In thousands)	July 15, 2008	July 24, 2007	July 15, 2008	July 24, 2007
Store-level EBITDA	$19,895	$19,297	$29,000	$33,278
Add: Franchisee reimbursement	633	713	1,500	1,698
Less: Depreciation and amortization	(5,682)	(4,013)	(13,495)	(9,264)
Less: General and administrative	(9,850)	(10,491)	(25,146)	(25,494)
Less: Store pre-opening	(549)	(1,462)	(1,700)	(2,625)
Less: Trademark impairment	(82,600)	—	(82,600)	—
Less: Store lease termination and closure costs	(2,235)	(33)	(2,548)	(41)
Less: Other	(4,479)	(1,370)	(9,433)	(2,958)
Add: Other income	2,441	1,226	8,158	17,661
Less: Income tax expense (benefit)	(6,769)	(1,539)	638	2,023

Net income (loss)	$(89,195)	$2,328	$(95,626)	$14,278

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of July 15, 2008, our liquidity and capital resources included cash and cash equivalents of $9.5 million compared to $23.0 million as of January 1, 2008. Cash flows provided by operating activities was approximately $9.8 million during the 28 week period ended July 15, 2008 as compared to cash flows provided by operating activities of $13.9 million during the 28 week period ended July 24, 2007. The decrease in cash flows provided by operating activities resulted primarily from changes in working capital and the Company’s net loss.

Net cash used in investing activities was approximately $22.6 million for the 28 week period ended July 15, 2008 as compared to $40.3 million for the 28 week period ended July 24, 2007. Capital expenditures for the opening and remodeling of Company Stores totaled approximately $23.0 million and $26.7 million for the 28 week periods ended July 15, 2008 and July 24, 2007, respectively. For the 28 week period ended July 24, 2007, we also acquired 12 stores from two franchisees for approximately $8.8 million. We have significantly reduced our new Company Store development program. For the 28 week period ended July 15, 2008, we had constructed and opened 31 new Company Stores with four stores currently under construction. This will complete the new store development for 2008. Estimated remaining capital expenditures for stores where construction was recently completed or is in progress is approximately $2.0 million.

Net cash used in financing activities was $0.8 million for the 28 week period ended July 15, 2008 as compared to net cash provided by financing activities of $4.0 million for the 28 week period ended July 24, 2007. The net cash from financing activities in the prior year period resulted primarily from the exercise of warrants.

Looking ahead, we are seeking to protect our liquidity. We have recently adopted a strategy of transitioning from primarily a Company Store model to a model more evenly weighted between Company Stores and traditional franchise stores. We believe this new model will demand less capital, generate higher margins and reduce the volatility of cash flow performance over time.

We are also planning to re-franchise Company Stores in selected geographic areas where there are both Company Stores and franchisee stores. We believe this strategy will better position us for future growth in several important respects, including less capital outlay, better optimization of our Company Store and franchise store support infrastructures, improved supply chain efficiencies and establishment of a foundation for franchise store growth in these and other selected geographic areas.

In addition, we are currently exploring a number of business and financing alternatives. See discussion below regarding the Company’s commitment letter for a credit facility.

Capital Resources

Under the Company’s Credit Agreement we have granted the lending institution a security interest in substantially all of our assets. The Credit Agreement includes financial covenants including minimum EBITDA, minimum liquidity and maximum capital expenditures. Availability under the Credit Agreement is reduced by outstanding standby letters of credit. As of July 15, 2008, we had no net availability for borrowings under the Credit Agreement. As discussed in Note 2 in Item 1 above, as of July 15, 2008, the Company had no net availability for borrowings under the Credit Agreement, due to borrowing restrictions based upon our current financial results. We were not in compliance with the minimum adjusted EBITDA debt covenant on July 15, 2008. On August 22, 2008 we received a waiver from the lender for the default in the Second Amendment. The Second Amendment also amended the Credit Agreement to release the lending institution from any further obligations to extend credit under the Credit Agreement.

On August 28, 2008, we entered into a commitment letter for a two-year senior term note credit facility in the aggregate principal amount of $15 million, with an option by the Company, during the initial 120-day period following the closing, to increase the principal amount by up to an additional $10 million subject to certain conditions under the commitment letter. We are in the process of negotiating definitive documentation for the facility.

While we believe our efforts to increase sales will ultimately be successful, the timing and sales volumes generated from these efforts is uncertain. Our goal is to preserve our capital and to refrain from building additional stores until our stores achieve required levels of return. If sales volumes do not improve, we believe that available cash resources, together with anticipated cash flow from operations, may not be sufficient to satisfy our business plan and capital requirements through our slower winter season. In order to improve cash flow we are currently exploring a number of business and financing alternatives such as restructuring our licensing agreements, the sale or refranchising of certain Company Stores in non-core markets, as well as other debt or equity alternatives. Although we believe we have a number of alternatives, additional capital may not be available on a timely basis or on acceptable terms, if at all. If we are unable to maintain or obtain sufficient capital, we may be forced to reduce operating expenses, sell additional business assets or take other actions which could be detrimental to our business operations. In the event that any future financing is completed, to the extent it includes equity securities, the holders of our common stock may experience additional dilution.

Contractual Obligations

There have been changes to our contractual obligations and commercial commitments table as disclosed in our Annual Report on Form 10-K for the year ended January 1, 2008. On April 17, 2008, the Company entered into a five-year, $25 million senior secured revolving credit facility with a commercial lending institution. The Company had no debt outstanding from its credit facility as of July 15, 2008. During the first two fiscal quarters of 2008 the Company entered into 17 new store leases.

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

We are exposed to market risk from interest rate changes on funded debt. This exposure relates to the component of the interest rate on our Credit Agreement that is indexed to a Base Rate or LIBOR. At July 15, 2008, we had no debt outstanding under the Credit Agreement.

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

We do not purchase derivative instruments on the open market. However, we have classified certain warrants in our stock as derivative instruments (a current liability of $1.2 million at July 15, 2008). Classification as derivative liabilities was required because, for each instrument, there is a possibility that the instrument could be required to be settled in stock that requires registration. We are required to mark these instruments to market as of the end of each reporting period and to recognize the change in fair value in our consolidated statements of operations. Our stock price has been historically volatile and the fair values of these instruments are sensitive to changes in our underlying stock price. Also, we may be subject to changes in the risk free interest rate. As such, the carrying amount of these instruments may be volatile from period to period. For the 28 week period ended July 15, 2008, the gain from derivative liabilities was $8.1 million, representing the change in fair value between January 2, 2008 and July 15, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 15, 2008.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended July 15, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, the Company’s risk factors are included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2008 and have not materially changed.

We are currently exploring several ways to improve our working capital. Despite actions we have taken to generate cost savings and minimize negative cash flow, we cannot assure you that our business will generate sufficient cash flow from operations or that future business and financing alternatives will be available to us in an amount sufficient to enable us to fund our liquidity needs. Although we believe we have a number of financing alternatives, additional capital may not be available on a timely basis or on acceptable terms, if at all. If we are unable to maintain or obtain sufficient capital, we may be forced to further reduce operating expenses, sell business assets or take other actions which could be detrimental to our business operations. In the event that any future financing is completed, to the extent it includes equity securities, the holders of our common stock may experience additional dilution.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held on May 28, 2008, the stockholders (i) re-elected our members of the Board of Directors to serve for terms of one year and until their successors are elected and qualified and (ii) ratified the selection of Deloitte & Touche LLP to serve as the Company’s independent registered public accounting firm for fiscal 2008. As noted below, the proposal to ratify the selection of the Company’s independent accounting firm was approved. However, on July 10, 2008, the Audit Committee of the Company’s Board of Directors dismissed Deloitte & Touche LLP as the Company’s independent registered public accounting firm and the agreed to engage KPMG LLP as its independent registered public accounting firm to audit the Company’s financial statements and internal control over financial reporting for the fiscal year ending December 30, 2008.

The table below shows the results of the stockholders’ voting:

1.	Re-election of all of the Members of the Board of Directors.

	Total Votes For	Total Votes Against	Abstentions
Steven R. Berrard	32,053,580	3,521,380	561,526
Thomas C. Byrne	33,664,411	1,601,704	870,371
Paul E. Clayton	33,984,981	1,643,434	508,071
Richard L. Federico	33,513,097	1,739,000	884,389
Lesley H. Howe	33,976,032	1,670,802	489,652
Robert C. Kagle	33,749,831	1,518,439	868,216
Ramon Martin-Busutil	33,840,444	1,786,634	509,408
Brian Swette	33,815,245	1,516,725	804,516

On August 5, 2008, the Company announced the resignation of Paul E. Clayton as Chief Executive Officer and President of the Company, and as a member of the Board of Directors.

2.      Ratification of the selection of Deloitte & Touche LLP as our independent registered public accounting firm.

	Total Votes For	Total Votes Against	Abstentions
	35,251,099	749,346	136,041

Because both of the proposals presented at the Annual Meeting of Stockholders were routine matters, there were not any broker non-votes.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Credit Agreement	8-K	001-32552	10.1	4/22/2008

10.2	First Amendment to Credit Agreement	10-Q	001-32552	10.2	6/2/2008

10.3	Second Amendment to Credit Agreement	8-K	001-32552	10.1	8/28/2008

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of August, 2008.

JAMBA, INC.

By:	/S/ STEVEN R. BERRARD
Steven R. Berrard
Interim Chief Executive Officer and President

By:	/S/ KAREN L. LUEY
Karen L. Luey
Senior Vice President, Chief Financial Officer