Form 10-Q
period 2008-10-07
JAMBA, INC.
filed 2008-11-17
CIK 1316898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 7, 2008

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

The number of shares of common stock of Jamba, Inc. issued and outstanding as of November 13, 2008 was 54,690,728.

JAMBA, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED OCTOBER 7, 2008

Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I - FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JAMBA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share amounts)	October 7, 2008	January 1, 2008
ASSETS
Current assets:
Cash and cash equivalents	$28,254	$23,016
Restricted cash	1,338	1,916
Receivables, net of allowances of $565 and $133	5,509	6,402
Inventories	4,039	3,582
Deferred income taxes	—	6,928
Prepaid and refundable income taxes	6,132	5,814
Prepaid rent	3,010	3,261
Prepaid expenses and other current assets	963	1,607

Total current assets	49,245	52,526
Property, fixtures and equipment, net	117,277	128,861
Trademarks and other intangible assets, net	3,374	87,599
Restricted cash	3,010	2,950
Deferred income taxes	354	—
Other long-term assets	4,585	3,066

Total assets	$177,845	$275,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,868	$14,487
Accrued compensation and benefits	7,932	6,490
Workers’ compensation and health self-insurance reserves	2,189	1,796
Accrued jambacard liability	23,918	28,576
Current portion of capital lease obligations	244	—
Other accrued expenses and current liabilities	9,962	8,277
Derivative liabilities	2,383	9,290

Total current liabilities	55,496	68,916
Note payable	22,533	—
Capital lease obligations	323	—
Long-term workers’ compensation and health insurance reserves	3,010	2,950
Deferred income taxes	—	7,269
Deferred rent and other long-term liabilities	15,205	12,359
Commitments and contingencies (Note 8)	—	—

Total liabilities	96,567	91,494
Stockholders’ equity:
Common stock, $.001 par value, authorized 150,000,000 shares: 54,690,728 and 52,637,131 issued and outstanding at October 7, 2008 and January 1, 2008, respectively	55	53
Additional paid-in capital	357,941	352,184
Accumulated deficit	(276,718)	(168,729)

Total stockholders’ equity	81,278	183,508

Total liabilities and stockholders’ equity	$177,845	$275,002

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	12 Week Period Ended		40 Week Period Ended
(In thousands, except share and per share amounts)	October 7, 2008	October 16, 2007	October 7, 2008	October 16, 2007
Revenue:
Company stores	$84,427	$81,044	$279,371	$253,418
Franchise and other revenue	2,208	2,594	7,415	9,215

Total revenue	86,635	83,638	286,786	262,633

Operating expenses:
Cost of sales	22,746	22,486	74,459	69,697
Labor costs	28,124	25,803	97,542	81,144
Occupancy costs	10,679	9,138	34,614	28,681
Store operating costs	10,721	9,189	35,305	31,112
Depreciation and amortization	5,835	4,923	19,331	14,187
General and administrative	12,082	12,103	37,228	37,598
Store pre-opening costs	220	1,359	1,920	3,984
Store impairment	5,901	199	13,198	397
Store lease termination and closure costs	19	43	2,899	196
Trademark impairment	—	—	82,600	—
Other	1,744	1,510	3,548	4,159

Total operating expenses	98,071	86,753	402,644	271,155

Loss from operations	(11,436)	(3,115)	(115,858)	(8,522)
Other income (expense):
Gain (loss) from derivative liabilities	(520)	23,271	7,610	38,750
Interest income	69	775	315	3,091
Interest expense	(485)	(21)	(703)	(155)

Total other income (expense)	(936)	24,025	7,222	41,686

Income (loss) before income taxes	(12,372)	20,910	(108,636)	33,164
Income tax benefit	9	1,487	647	3,509

Net income (loss)	$(12,363)	$22,397	$(107,989)	$36,673

Weighted-average shares used in the computation of earnings (loss) per share:
Basic	53,251,591	52,576,948	52,821,493	52,243,161
Diluted	53,251,591	55,468,235	52,821,493	57,871,913
Earnings (loss) per share:
Basic	$(0.23)	$0.43	$(2.04)	$0.70
Diluted	$(0.23)	$0.40	$(2.04)	$0.63

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	40 Week Period Ended
(In thousands)	October 7, 2008	October 16, 2007
Cash provided by operating activities:
Net income (loss)	$(107,989)	$36,673
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	19,331	14,187
Trademark impairment	82,600	—
Store impairment	13,198	397
Store lease termination and closure costs	2,578	197
Loss on disposals	1,182	1,074
Equity loss from joint ventures	233	72
Share-based compensation	3,896	3,090
Jambacard breakage income and amortization, net	(919)	778
Bad debt expense	65	40
Deferred rent	3,336	5,213
Deferred income taxes	(695)	(3,737)
Gain on derivative liabilities	(7,610)	(38,750)
Changes in operating assets and liabilities:
Receivables	3,459	16
Inventories	(457)	(948)
Prepaid rent	251	305
Prepaid and refundable income taxes	(318)	(2,849)
Prepaid expenses and other current assets	644	530
Other long-term assets	99	(457)
Accounts payable	(416)	857
Accrued compensation and benefits	1,442	2,351
Workers’ compensation and health insurance reserves	453	864
Accrued jambacard liability	(3,739)	(1,942)
Other accrued expenses and liabilities	259	2,566

Cash provided by operating activities	10,883	20,527

Cash used in investing activities:
Capital expenditures	(26,240)	(38,627)
Cash paid in acquisitions, net of cash acquired	—	(24,105)
Decrease (increase) in restricted cash	518	(4,848)
Investment in joint ventures	(25)	(30)

Cash used in investing activities	(25,747)	(67,610)

Cash provided by financing activities:
Borrowings on debt facility	22,588	—
Payments on debt facility	(588)	—
Payment of debt issuance costs	(1,227)	—
Principal payment on capital leases and notes	(671)	—
Proceeds from warrant exercises	—	4,017
Proceeds from exercise of stock options	—	213

Cash provided by financing activities	20,102	4,230

Net (decrease) increase in cash and cash equivalents	5,238	(42,853)
Cash and cash equivalents at beginning of period	23,016	87,379

Cash and cash equivalents at end of period	$28,254	$44,526

Supplemental cash flow information:
Cash paid for interest	$406	$101
Cash paid for income taxes	58	1,849

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Jamba, Inc. (the “Company”), a Delaware corporation, and its wholly-owned subsidiary, Jamba Juice Company is a retailer of premium quality blended-to-order fruit smoothies, squeezed-to-order juices, blended beverages and healthy snacks. As of October 7, 2008, there were 749 locations consisting of 520 company-owned and operated stores (“Company Stores”) and 229 franchise stores.

Unaudited Interim Financial Information—The condensed consolidated balance sheet as of October 7, 2008 and the condensed consolidated statements of operations and cash flows for each of the 12 week and 40 week periods ended October 7, 2008 and October 16, 2007 are unaudited, and have been prepared on the same basis as the Company’s audited consolidated financial statements. In the opinion of management, such statements include all material adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position as of October 7, 2008 and the results of operations and cash flows for the 12 week and 40 week periods ended October 7, 2008 and October 16, 2007. The condensed consolidated balance sheet as of January 1, 2008 has been derived from the Company’s audited consolidated financial statements. Operating results for the 12 week and 40 week period ended October 7, 2008 are not necessarily indicative of the results that may be expected for the year ending December 30, 2008. The Company reports its results of operations on a 52-week or 53-week fiscal year, which is comprised of thirteen 4-week periods or twelve 4-week periods and one 5-week period. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks, and the fourth quarter is twelve or thirteen weeks.

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

Reclassifications— The Company adjusted the January 1, 2008 balance sheet to reflect $3.0 million of workers’ compensation reserves as a long-term liability. The reserves were previously classified as a current liability included in workers’ compensation and health insurance reserves. The $1.2 million deferred tax asset related to this liability was also previously classified as current deferred income taxes, and the January 1, 2008 balance sheet has been adjusted to reflect this amount as a reduction of the long-term deferred income tax liability. In addition, the Company adjusted the January 1, 2008 balance sheet to reflect, as a long-term asset, $3.0 million of the related restricted cash held in a certificate of deposit to collateralize the Company’s letters of credit for self-insured workers’ compensation. This amount was previously classified as a current asset included in restricted cash.

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

Earnings (Loss) Per Share—Earnings per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic earnings (loss) per share is computed based on the weighted-average of common shares outstanding during the period. Diluted earnings (loss) per share is computed based on the weighted-average number of common shares and potentially dilutive securities, which includes outstanding warrants and outstanding options and restricted stock awards granted under the Company’s stock option plans. Anti-dilutive shares of 21.5 million and 4.6 million have been excluded from the calculation of diluted weighted-average shares outstanding in the 12 week periods ended October 7, 2008 and October 16, 2007, respectively. Anti-dilutive shares of 21.8 million and 3.4 million have been excluded from diluted weighted-average shares outstanding for the 40 week periods ended October 7, 2008 and October 16, 2007, respectively.

The number of incremental shares from the assumed exercise of warrants and options was calculated by applying the treasury stock method. The following table summarizes the differences between the basic and diluted weighted-average shares outstanding used to compute diluted earnings (loss) per share:

	12 Week Period Ended		40 Week Period Ended
	October 7, 2008	October 16, 2007	October 7, 2008	October 16, 2007
Basic weighted-average shares outstanding	53,251,591	52,576,948	52,821,493	52,243,161
Incremental shares from assumed exercise of warrants and options	—	2,891,287	—	5,628,752

Diluted weighted-average shares outstanding	53,251,591	55,468,235	52,821,493	57,871,913

Restricted Cash—The Company held $4.3 million in restricted cash, of which $1.3 million was classified as a current asset and $3.0 million classified as a long-term asset, at October 7, 2008, representing cash held in a certificate of deposit to collateralize the Company’s letters of credit, which is required since the Company is self-insured for workers’ compensation. The Company held $4.9 million in restricted cash at January 1, 2008. Approximately $3.0 million, classified as a long-term asset, represents cash held in a certificate of deposit to collateralize the Company’s letters of credit and approximately $1.9 million was classified as a current asset. Of the $1.9 million, $0.5 million represents the cash holdback related to one of the Company’s acquisitions. The $0.5 million holdback was released in April 2008. Included in the October 7, 2008 accounts receivable arising from the new Financing Agreement (see Note 2) is $3.0 million, which will be classified as restricted cash when received.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. On January 2, 2008, the Company’s adoption of SFAS 159 did not have a material impact on its consolidated financial statements as the Company has not elected to use fair value measurements on any assets or liabilities under this statement.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R established principles and requirements for how an entity that obtains control of one or more businesses (1) recognizes and measures the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination and (3) determines what information to disclose regarding business combinations. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. The Company is currently evaluating the potential impact of adopting SFAS No. 141R on its consolidated financial position and results of operations.

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

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The Company is currently evaluating the impact of the pending adoption of EITF Issue No. 07-05 on our consolidated financial statements.

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” which clarifies the application of Statement No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The Staff Position is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. The implementation of FAS 157-3 did not have a material impact on the Company’s consolidated financial statements.

2. REVOLVING CREDIT FACILITY AND FINANCING AGREEMENT

On April 17, 2008, the Company entered into a credit agreement with Wells Fargo Financial, LLC which established a senior secured revolving credit facility of $25.0 million, subject to a maximum of two times trailing thirteen period adjusted EBITDA. The Company subsequently terminated this agreement on September 11, 2008. The early termination fee resulting from the cancellation of this credit agreement was $0.3 million.

On September 11, 2008, the Company entered into a financing agreement (the “Financing Agreement”) with Victory Park Management, LLC, as agent, and its affiliated funds as lenders (“Lenders”) whereby the Lenders purchased $25 million two-year senior secured term notes from the Company (the “Senior Notes”). The Senior Notes are secured by a first priority lien on all current and future assets of the Company, with certain exceptions. The Senior Notes bear interest at a rate of 6-month LIBOR plus 8%, subject to a floor of 12.5% per annum (if the LIBOR rate is not available, interest will accrue at the Prime Rate plus 7%, subject to a floor of 12.5% per annum), with interest payable monthly in arrears, and a $375,000 make-whole interest payment to the extent the Senior Notes continue to be outstanding after 15 months. The Company has the right to prepay the Senior Notes with payment of the principal, accrued interest and, if the prepayment is after the first anniversary of the closing, the make-whole interest payment. The Senior Notes are subject to certain mandatory prepayment events set forth in the Financing Agreement. In connection with this Financing Agreement, the Company incurred approximately $0.9 million in loan origination fees and $0.3 million in legal fees. The Company made a $500,000 deposit on possible prepayment to the Lenders at closing, payable with the proceeds from the sale of the Senior Notes. This amount, which is classified in other long-term assets, represents a deposit of any possible prepayment should certain generating events occur that are not in the ordinary course of the Company’s business.

Pursuant to the Financing Agreement, on September 11, 2008, the Company issued to the Lenders two million shares of its common stock (the “Shares”) with certain registration rights, and entered into a Common Stock Put and Call Agreement with the Lenders (the “Put and Call Agreement”). Under the terms of the Put and Call Agreement, the Lenders have a put right requiring the Company to repurchase the Shares at a price of $1.50 per share after the earlier of the first anniversary of the closing date, the payment in full of the Senior Notes or the occurrence of certain events of default under the Financing Agreement or certain other events (the “Put Right”). The Put Right expires under certain circumstances, including if the average daily trading price for the Company’s common stock on the NASDAQ Global Market for 20 of 30 business days after the first anniversary of the closing date is greater than $1.50 per share, with average daily trading volume during such period of at least 250,000 shares, or the Lenders’ sale of the Shares to an unaffiliated third party. Under the terms of the Put and Call Agreement, the Company has a call right requiring the Lenders to sell the Shares to the Company at $1.50 per share before the earlier of the first anniversary of the closing date, the payment in full of the Senior Notes or the occurrence of certain events of default under the Financing Agreement (the “Call Right”).

As the Put and Call Rights are considered a freestanding instrument and accounted for under SFAS 150, the two million shares are classified as equity and recorded at fair value. The Put and Call Rights can be considered legally and separately detachable as they are contractually distinct from the common stock, are not embedded within the common stock shares and are considered a freestanding instrument. In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” the Put and Call Rights have been recorded as a liability based on its initial fair value and will be marked-to market on a quarterly basis.

The Company also entered into a Registration Rights Agreement with the Lenders which provides the Lenders with certain rights to require the Company to file with the United States Securities and Exchange Commission a registration statement covering the resale of the Shares.

The Financing Agreement contains customary representations and covenants as well as customary events of default and certain default provisions that could result in acceleration of payment of the Senior Notes issued in connection with the Financing Agreement. As of October 7, 2008, the Company was in compliance with these representations and covenants and was not in default of the Financing Agreement.

3. SHARE-BASED COMPENSATION

The Company maintains three stock-based compensation plans (collectively, the “Plans”). The Company’s 2006 Employee, Director and Consultant Stock Plan (the “2006 Plan”) was approved by the Company’s stockholders on November 28, 2006 and provides for the granting of up to five million shares of common stock in the form of nonqualified and incentive stock options, stock grants or other stock-based awards to employees, nonemployee directors and consultants. In connection with the merger of Jamba, Inc. with Jamba Juice Company on November 28, 2006, the Company assumed the outstanding options under the Jamba Juice Company 1994 Stock Incentive Plan (the “1994 Plan”) and the Jamba Juice Company 2001 Equity Incentive Plan (the “2001 Plan”), both of which provided for the granting of nonqualified and incentive stock options to employees, nonemployee directors and consultants. No additional grants are available under the 2001 Plan and the 1994 Plan. As of October 7, 2008, there remained 874,443 shares available for grant under the Company’s 2006 Plan. A summary of option activity under the Plans as of October 7, 2008, and changes during the 40 week period then ended is presented below:

	Number of Options	Weighted- Average Exercise Price
	(in thousands)	(per share)
Options outstanding, January 1, 2008	3,692	$9.14
Options granted	1,855	1.42
Options exercised	—	—
Options cancelled	(1,140)	8.56

Options outstanding, October 7, 2008	4,407	$6.04

Options vested or expected to vest, October 7, 2008	2,765	$7.41

Options exercisable, October 7, 2008	1,514	$10.05

Share-based compensation expense includes compensation expense, recognized over the applicable vesting periods in accordance with SFAS No. 123 (revised 2004) (“SFAS 123R”). Share-based compensation expense, which is included in general and administrative expense, was $2.2 million and $1.0 million for the 12 week periods ended October 7, 2008 and October 16, 2007, respectively. Share-based compensation expense was $3.9 million and $3.1 million for the 40 week periods ended October 7, 2008 and October 16, 2007, respectively. Included in the share-based compensation expense for the 12 week and 40 week periods ended October 7, 2008 is approximately $2.0 million in share-based compensation expense resulting from the accelerated vesting of certain stock options and other equity awards for a former executive.

The fair value of options granted was estimated at the date of grant using a Black-Scholes option-pricing model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility and the expected life of the award. The risk-free rate of interest is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. Expected dividends are zero based on restrictions in the Financing Agreement, a history of not paying cash dividends on the Company’s common stock and as the Company does not intend to pay dividends in the future. Expected volatility is based on a 50/50 blend of historic, daily stock price observations of the Company’s common stock since its inception and historic, daily stock price observations of the Company’s peers during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. Estimated forfeitures are also included as a part of the grant date estimate. The Company used historical data to estimate expected employee behaviors related to option exercises and forfeitures. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models or assumptions, nor is there a means to compare and adjust the estimates to actual values, except for annual adjustments to reflect actual forfeitures.

The following are the weighted-average assumptions used to value option grants for the 12 and 40 week periods ended October 7, 2008 and October 16, 2007:

	12 Week Period Ended		40 Week Period Ended
	October 7, 2008	October 16, 2007	October 7, 2008	October 16, 2007
Weighted-average risk-free interest rate	2.95%	4.16%	2.98%	4.85%
Expected life of options (years)	5.00	5.00	5.00	5.00
Expected stock volatility	47.7%	36.7%	47.4%	36.7%
Expected dividend yield	0%	0%	0%	0%

The estimated fair value of options granted during the 12 week periods ended October 7, 2008 and October 16, 2007 was $0.59 and $2.65, respectively. The estimated fair value of stock options granted during the 40 week periods ended October 7, 2008 and October 16, 2007, was $0.62 and $3.72, respectively.

4. WARRANTS AND DERIVATIVE INSTRUMENTS

The Company issued warrants to purchase 17,250,000 shares of common stock at an exercise price of $6.00 (the “$6.00 Warrants”) and an option to purchase up to a total of 750,000 units at an exercise price of $10.00 in connection with its initial public offering in July 2005. Each unit includes one share of common stock and a warrant to purchase one share of common stock at an exercise price of $7.50 (the “Embedded Warrants”). The $6.00 Warrants and the Embedded Warrants are considered derivative instruments and the fair value of such instruments is recorded as derivative liabilities on the Company’s condensed consolidated balance sheets with any changes in the fair value recorded in the Company’s results of operations. The $6.00 Warrants and the Embedded Warrants expire on June 28, 2009, and the option to purchase units expires on June 29, 2010. As of October 7, 2008, the option and 16,580,500 shares of the $6.00 Warrants remained outstanding. In November 2006, the Company assumed 304,581 outstanding warrants in connection with the acquisition of Jamba Juice Company, of which 283,966 warrants remain outstanding as of October 7, 2008 and expire on various dates from December 29, 2010 through December 14, 2011. All warrants and the option to purchase the units are fully vested as of October 7, 2008.

The fair value of the $6.00 Warrants is estimated as the market price of a traded warrant at each balance sheet date. The Company estimates the fair value of the Embedded Warrant as of each balance sheet date using a Black-Scholes option-pricing model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility and the expected life of the award. The following are the weighted-average assumptions used to value the Embedded Warrants as of October 7, 2008 and October 16, 2007:

	October 7, 2008	October 16, 2007
Weighted-average risk-free interest rate	1.42%	4.16%
Expected life of warrants (years)	1.7	2.7
Expected stock volatility	58.1%	38.5%
Expected dividend yield	0%	0%

The estimated fair value of the $6.00 Warrants and the Embedded Warrants was $0.5 million and $9.3 million as of October 7, 2008 and January 1, 2008, respectively (see Note 5). No warrants were exercised during the 12 and 40 week periods ended October 7, 2008. During the 12 and 40 week periods ended October 16, 2007, the Company received $0 and $4.0 million of proceeds for the exercise of 0 and 669,500 of the $6.00 Warrants, respectively.

5. FAIR VALUE MEASUREMENT

On January 2, 2008, the Company adopted SFAS No. 157 (“SFAS 157”). SFAS 157 established the following fair value hierarchy that prioritizes the inputs used to measure fair value:

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

The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of October 7, 2008 by level within the fair value hierarchy:

(In thousands)	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$3,622	$—	$—
Liabilities:
$6.00 Warrants	497	—	—
Embedded Warrants	—	—	—
Put/Call Agreement	—	—	703
Equity:
Common stock issued in financing agreement	—	—	1,861

6. IMPAIRMENT, STORE LEASE TERMINATION AND CLOSURE COSTS AND WORKFORCE REDUCTION

Store long-lived asset impairment

The Company reviews its entire store portfolio on a regular basis. The review includes an analysis of each store’s past and present operating performance combined with projected future results. Impairment charges include the write-down of long-lived assets at stores that were assessed for impairment because of management’s intention to close the store or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable. The Company recorded impairment charges of $5.9 million and $0.2 million for the 12 week periods ended October 7, 2008 and October 16, 2007, respectively, for the impairment of long-lived assets at 53 and 13 stores, respectively. Impairment charges of $13.2 million and $0.4 million were recorded for the 40 week periods ended October 7, 2008 and October 16, 2007 for the impairment of 79 and 15 stores, respectively.

Store lease termination and closure costs and workforce reduction

As a result of the Company’s restructuring efforts and revised development goals, the Company evaluated the infrastructure needed to support its evolving business model and restructured its Support Center to eliminate certain administrative positions. Through the 40 week period ended October 7, 2008, the Company has eliminated 71 positions, closed nine underperforming Company Stores prior to the normal expiration of their lease term and canceled the opening of 13 stores under development. As a result of these actions, the Company incurred $2.9 million in charges related to asset write-offs for operating Company Stores and sites under development and lease termination related costs and $1.7 million in severance charges.

	12 Week Period Ended		40 Week Period Ended
(In thousands)	October 7, 2008	October 16, 2007	October 7, 2008	October 16, 2007
Store lease termination costs	$—	$—	$1,516	$—
Store closure costs, operating and under development	19	43	1,383	196

Store lease termination and closure costs	19	43	2,899	196
Severance	1,162	—	1,720	—

Total store lease termination, closure costs and severance	$1,181	$43	$4,619	$196

A reconciliation of the beginning and ending severance and store lease termination and closure accrual is as follows:

	12 Week Period Ended		40 Week Period Ended
(In thousands)	October 7, 2008	October 16, 2007	October 7, 2008	October 16, 2007
Balance, beginning of period	$1,820	$—	$—	$—
Provision for present value of noncancellable lease payments of closed stores	—	—	1,516	—
Severance	1,162	—	1,720	—
Cash payments	(765)	—	(1,019)	—

Balance, end of period	$2,217	$—	$2,217	$—

7. INCOME TAXES

A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management recorded a valuation allowance against its deferred income tax assets at July 15, 2008 due to the uncertainty of realizing such deferred income tax assets.

During the 12 weeks ended October 7, 2008, stock options related to certain former executives were cancelled. Under FAS123R, once the requisite service has been provided, the prior book expense is not reversed. However, because a tax deduction will no longer be realized, there is no longer a temporary difference. The deferred income tax asset and related valuation allowance to these stock options at January 1, 2008 was adjusted during the 12 weeks ended October 7, 2008.

The Company has recorded a tax benefit of $0.6 million for the 40 week period ended October 7, 2008. The tax benefit mainly consists of a $31.8 million expense to establish a valuation allowance on the deferred tax assets as of January 1, 2008, a $0.6 million expense related to the reversal of the deferred tax asset related to the cancelled stock options and a $32.9 million benefit related to trademark impairment. The Company’s effective tax rate was 0.1% and 0.6% for the 12 week and 40 week periods ended October 7, 2008, respectively. The effective tax rate is affected by a number of factors, including pretax income, a change in the valuation allowance related to deductible temporary differences originating during the current year, the reversal of the deferred tax asset related to cancelled stock options and the intangible asset impairment.

As of October 7, 2008, there have been no material changes to the Company’s uncertain tax positions disclosure under FIN 48 as provided in Note 10 in the Notes to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended January 1, 2008. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to the end of December 2008. As of October 7, 2008 approximately $0.4 million of unrecognized tax benefits are expected to reverse in the next twelve months due to the expiration of the statute of limitations.

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

JAMBA, INC. OVERVIEW

Jamba, Inc. (“we”, “us”, “our” or the “Company”), a Delaware corporation, and its wholly owned subsidiary, Jamba Juice Company, are the leading retailer of premium quality blended-to-order fruit smoothies, squeezed-to-order juices, blended beverages and healthy snacks. As of October 7, 2008, there were 749 locations consisting of 520 company-owned and operated stores (“Company Stores”) and 229 franchise stores.

During the first three quarters of fiscal 2008, we have opened 19 net new Company Stores. Net new Company Stores represents 35 new Company Stores, less seven Company Stores closed upon the expiration of their respective lease terms and nine underperforming Company Stores closed prior to the normal expiration of their lease terms.

EXECUTIVE OVERVIEW

We continue to feel the effects of the economic contraction. Declines in consumer confidence, which lead to reduced discretionary spending, have adversely affected customer traffic. For the third quarter of fiscal 2008, comparable store sales at Company Stores declined by (10.3)%. For the first three quarters of fiscal 2008, comparable store sales at Company Stores have declined by (7.2)%. While other quick service restaurant concepts have also experienced declining comparative store sales in the current economy, we believe our sales declines have been exacerbated by a combination of the high concentration of Company Stores in states facing high home foreclosure and adverse economic activity and the consequences of the corporate focus and resources spent in fiscal 2007 in trying to grow Company Stores too quickly. By significantly slowing Company Stores growth, the Company expects to better optimize its resources and better understand potential cannibalization resulting from new Company Stores, which we believe contributed to declines in our Company Store average sales volumes and increased costs.

Since early August 2008, when Steven R. Berrard assumed the role of interim Chief Executive Officer and President, in addition to his role as Chairman of the Board, we have aggressively embarked on several strategies and initiatives to improve Company performance from a financial and operational standpoint, in addition to those strategies and initiatives discussed in our Annual Report on Form 10-K for the year ended January 1, 2008 and Quarterly Reports on Form 10-Q for the fiscal quarters ended April 22, 2008 and July 15, 2008, respectively.

While we experienced a net loss of $(12.4) million for the third quarter of fiscal 2008 compared to our net income of $22.4 million for the same period in 2007, we are encouraged by the steps we have taken to start combating competition and reasserting our smoothie leadership position. Of highest priority is to increase store-level EBITDA, which was $13.8 million for the third quarter of fiscal 2008 as compared to $16.4 million for the same period in 2007 (for a reconciliation of store-level EBITDA, a non-GAAP financial measure, to net income (loss), a GAAP financial measure, please see “Key Financial Metrics” within this section). Store-level EBITDA is a measure of our internal operational performance and serves as a means of evaluating our Company Stores' financial performance compared with our competitors. To increase store-level EBITDA, we are focusing on several cost containment initiatives, including the following:

•

We recently implemented a program called "True 24" to save two ounces of waste from our original size smoothie. In addition, we are exploring effective size and price combinations to improve costs of goods sold while maintaining customer satisfaction.

•	We have started implementing operational simplification and labor planning systems to more effectively utilize our workforce.

•	We have identified savings opportunities in several areas of store operating costs.

•	We are seeking to renegotiate unfavorable Company Store leases with landlords and, if such negotiations are not successful, closing underperforming Company Stores.

We are also focusing on areas to help drive customer traffic into our locations, including the following:

•	Revitalizing the look and feel of Company Stores.

•	Spending additional resources on grass roots marketing programs such as those targeted to local schools and businesses.

•	Improving customer service and the customer experience as a whole.

•	Rolling out targeted menu additions such as steel cut Jamba hot oatmeal, which we plan to launch in the first quarter of 2009.

•	Testing select food products such as wraps and sandwiches.

Another important initiative is the closing of underperforming Company Stores. During the first three quarters of fiscal 2008, the Company closed nine underperforming Company Store of the 31 previously announced underperforming Company Store possible closures. A decision to close a Company Store is made after an evaluation of the store location and operating performance combined with future projected results. In addition, a Company Store closing may be impacted by the success of the Company in renegotiating its lease with its landlord to achieve more favorable lease terms. During the third quarter of fiscal 2008, less than $0.1 million non-cash charges were taken related to store closures and lease terminations.

Fiscal 2009 Outlook

Despite the uncertainty of the economy, we believe gains can be made if we focus on areas within our control. We continue to seek a reduction in cost of sales as a percentage of Company Store revenue to be at or below 26% and a reduction in labor costs as a percentage of Company Store revenue to be at or below 34%. We are also targeting to achieve general and administrative expenses to be less than 10% of total revenue, excluding share-based compensation costs.

In addition, we will continue forward on our plan to transition from primarily a Company Store model to a model more evenly weighted between Company Stores and traditional franchise stores. Accordingly, we expect minimal Company Store development activity in 2009 as we move forward in refranchising select geographic regions and begin franchise area development in new territories.

RESULTS OF OPERATIONS — 12 WEEK PERIOD ENDED OCTOBER 7, 2008 AS COMPARED TO 12 WEEK PERIOD ENDED OCTOBER 16, 2007

	12 Week Period Ended
(In thousands)	October 7, 2008	% (1)	October 16, 2007	% (1)
Revenue:
Company stores	$84,427	97.5%	$81,044	96.9%
Franchise and other revenue	2,208	2.5%	2,594	3.1%

Total revenue	86,635	100.0%	83,638	100.0%

Operating expenses:
Cost of sales	22,746	26.9%	22,486	27.7%
Labor costs	28,124	33.3%	25,803	31.8%
Occupancy costs	10,679	12.6%	9,138	11.3%
Store operating	10,721	12.7%	9,189	11.3%
Depreciation and amortization	5,835	6.7%	4,923	5.9%
General and administrative	12,082	13.9%	12,103	14.5%
Store pre-opening	220	0.3%	1,359	1.6%
Store impairment	5,901	6.8%	199	0.2%
Store lease termination and closure costs	19	0.0%	43	0.0%
Trademark impairment	—	0.0%	—	0.0%
Other	1,744	2.0%	1,510	1.8%

Total operating expenses	98,071	113.2%	86,753	103.7%

Loss from operations	(11,436)	(13.2)%	(3,115)	(3.7)%

Other income (expense):
Gain (loss) from derivative liabilities	(520)	(0.6)%	23,271	27.8%
Interest income	69	0.1%	775	0.9%
Interest expense	(485)	(0.6)%	(21)	0.0%

Total other income (expense)	(936)	(1.1)%	24,025	28.7%

Income (loss) before income taxes	(12,372)	(14.3)%	20,910	25.0%
Income tax benefit	9	0.0%	1,487	1.8%

Net income (loss)	$(12,363)	(14.3)%	$22,397	26.8%

(1)	Cost of sales, labor costs, occupancy costs and store operating expense percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue.

The dollar variances noted in the Company’s financial statements for the 12 week and 40 week periods ended October 7, 2008 as compared to the 12 week and 40 week periods ended October 16, 2007 is primarily attributable to the growth in the number of Company Stores from 470 stores as of October 16, 2007 to 520 stores as of October 7, 2008. The Company believes that expense variance discussions as a percentage of that period’s Company Store revenue or total revenue is a more appropriate measure when analyzing the Company’s financial performance as compared to pure dollar and percentage change variances. The following represents the components of revenue for the 12 week and 40 week periods ended October 7, 2008:

( In thousands)	12 week period ended October 7, 2008	40 week period ended October 7, 2008
Prior comparable year period revenue	$83,638	$262,633
Company comparable sales decrease	(8,641)	(18,834)
Non-comparable store and other sales increase	12,024	44,787
Change in franchise revenue and other	(386)	(1,800)

Total revenue	$86,635	$286,786

Total revenue increased 3.6% to $86.6 million for the 12 week period ended October 7, 2008 compared to $83.6 million for the 12 week period ended October 16, 2007. Company Store revenue increased 4.2% to $84.4 million compared to $81.0 million for the same period of the prior year. This increase is primarily associated with the opening of 49 net new Company Stores (new Company Stores, net of closed stores) and the acquisition of one franchise store since the end of the comparable quarter of the prior year. The increase in revenue from new Company Stores and acquisition was unfavorably impacted by a decrease in Company Store comparable sales of (10.3)% and decreased sales from Company Stores opened in early fiscal 2007, which are not included in the Company Store comparable sales, for the 12 week period ended October 7, 2008. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least 13 full fiscal periods.

Franchise and other revenue decreased to $2.2 million compared to $2.6 million for the same period of the prior year. The number of franchise stores as of October 7, 2008 and October 16, 2007 was 229 and 202, respectively. The decrease of franchise revenue as compared to the same period of the prior year was attributable to the different mix in the type of franchise store. While the net number of franchise stores increased since the end of the comparable quarter of the prior year, certain acquired franchise stores were replaced with new franchise stores that were predominantly smaller, non-traditional format stores or store-within-a store formats which generally generate lower average unit volumes. Also contributing to the decrease in franchise revenue was the prior year timing of the Company’s 21 franchise store acquisition, which occurred late in the third fiscal quarter.

Cost of sales is comprised primarily of costs for fruit, dairy and other products used to make smoothies, as well as costs for paper products. Cost of sales increased 1.2% to $22.7 million for the 12 week period ended October 7, 2008, compared to $22.5 million for the comparable period last year. The $0.2 million increase was due primarily to the increase in Company Store sales, an increase in juice concentrate, frozen fruit and smoothie additions costs, partially offset by a reduction in orange costs and cost savings initiatives entered into during fiscal 2008. As a percentage of Company Store revenue, these costs decreased to 26.9% in the third quarter of fiscal 2008 compared to 27.7% in the same period of the prior year. This decrease as a percentage of Company Store revenue was primarily driven by a shift in product mix, less vendor discounts, cost savings initiatives, the decrease in Company Store comparable sales and the decrease in sales of underperforming Company Stores opened in early fiscal 2007.

Labor costs, which include store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits, increased 9.0% to $28.1 million for the 12 week period ended October 7, 2008 compared to $25.8 million for the same period of the prior year. The $2.3 million increase was due to a combination of 49 net additional Company Stores, one acquired store and wage increases, partially offset by decreased employee bonuses and incentives. As a percentage of Company Store revenue, labor expenses increased to 33.3% in the third quarter of fiscal 2008, compared to 31.8% in the same period of the prior year. This increase as a percentage of Company Store revenue was primarily due to a combination of minimum wage increases in several states in which we operate, particularly California, the decrease in Company Store comparable sales and the decrease in sales of underperforming Company Stores opened in early fiscal 2007.

Occupancy costs include both fixed and variable portions of rent, real estate taxes, property insurance and common area maintenance charges for all Company Store locations. Occupancy costs increased 16.9% to $10.7 million for the 12 week period ended October 7, 2008 compared to $9.1 million for the same period of the prior year. This $1.6 million increase is attributable to 49 net new Company Stores and one acquired store. As a percentage of Company Store revenue, occupancy costs increased to 12.6% in the third quarter of fiscal 2008, compared to 11.3% in the same period of the prior year. This increase as a percentage of Company Store revenue was primarily due to the decrease in Company Store comparable sales, the decrease in sales of underperforming Company Stores opened in early fiscal 2007 and higher rents per square foot in new Company Stores.

Store operating expenses consist primarily of various store-level costs such as marketing, utilities, repairs and maintenance, bank charges and cleaning supplies. Store operating expenses increased 16.7% to $10.7 million for the 12 week period ended October 7, 2008 compared to $9.2 million for the same period of the prior year. This $1.5 million increase is attributable to 49 net new Company Stores and one acquired store, partially offset by cost savings initiatives. As a percentage of Company Store revenue, store operating expenses increased to 12.7% for the third quarter of fiscal 2008, compared to 11.3% in the same period of the prior year. This increase as a percentage of Company Store revenue was primarily due to the decrease in Company Store comparable sales and the decrease in sales of underperforming Company Stores opened in early fiscal 2007, partially offset by cost savings initiatives implemented in fiscal 2008.

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. Depreciation and amortization increased 18.5% to $5.8 million for the 12 week period ended October 7, 2008 compared to $4.9 million for the same period of prior year. The $0.9 million increase is due to 49 net new Company Stores and one acquired store since the end of the third quarter of 2007 and increased amortization due to the write-off of employment agreements for executive departures that were recorded as other intangible assets. As a percentage of total revenue, depreciation and amortization increased to 6.7% for the third quarter of fiscal 2008, compared to 5.9% in the same period of the prior year. This increase as a percentage of total revenue is primarily attributable to the write-off of the employment agreements for executive departures.

General and administrative (“G&A”) expenses include costs associated with our corporate support center, field supervision, bonuses, legal, accounting and professional fees and share-based compensation. G&A expenses decreased 0.2% to $12.1 million for the 12 week period ended October 7, 2008 compared to $12.1 million for the same period of the prior year. As a percentage of total revenue, G&A expenses decreased to 13.9% for the third quarter of fiscal 2008, compared to

14.5% for the same period of the prior year. This decrease in G&A expenses as a percentage of total revenue was attributable to lower professional fees and cost-saving initiatives that began in May 2008, offset by severance costs of $1.2 million and an increase in shared based compensation of $1.1 million. The increase in share-based compensation was due to the acceleration of certain stock options and equity awards given to a former Company executive, partially offset by decrease in other share-based compensation.

Store pre-opening costs are primarily expenses incurred for training new store personnel, pre-opening marketing and pre-opening rent. Store pre-opening costs were $0.2 million for the 12 week period ended October 7, 2008 and $1.4 million for the same period of the prior year. The decrease for the third quarter of 2008 was a result of opening four new Company Stores as compared to opening 24 new Company Stores in the same period of the prior year.

Store impairment expense was $5.9 million for the 12 week period ended October 7, 2008 compared to $0.2 million for the same period of the prior year. During the 12 week period ended October 7, 2008, the Company recorded a store impairment expense to write-down property, fixtures and equipment related to 53 stores as compared to 13 stores in the same period of the prior year.

Other operating expenses consist primarily of franchise support expenses, losses on disposals, amortization of jambacard™ liability and income from jambacard™ breakage. Other operating expenses increased 15.5% to $1.7 million for the 12 week period ended October 7, 2008 compared to $1.5 million for the same period of the prior year. As a percentage of total revenue, other operating expenses increased to 2.0% for third quarter of fiscal 2008 as compared to 1.8% in the same period of the prior year. This increase in other operating expenses, including as a percentage of total revenue was primarily attributable to a $1.0 million expense resulting from the write-off of loan origination fees and an early termination fee with the lender of its former credit facility, partially offset by a decrease in amortization of jambacard™ liability of $0.4 million.

Loss from derivative liabilities was $0.5 million for the 12 week period ended October 7, 2008 compared to a gain of $23.3 million for the same period of prior year. This decrease was attributable to the change in the fair value of our warrants and our put and call agreement. Our warrants and put and call agreement both are recorded as derivative liabilities.

Interest income for the 12 week period ended October 7, 2008 decreased to $0.1 million compared to $0.8 million for the same period of prior year, due primarily to lower investment balances driven by working capital requirements and capital expenditures.

Interest expense increased to $0.5 million for the 12 week period ended October 7, 2008 compared to $0.0 million for the same period of prior year, due primarily to interest on the Company’s Financing Agreements entered into subsequent to the third quarter of fiscal 2007.

Our effective income tax rate was 0.1% for the 12 week period ended October 7, 2008. The effective tax rate is affected by a number of factors, including income before taxes, reversal of the deferred tax asset related to cancelled stock options and a change in the valuation allowance related to deductible temporary differences originating during the current year. The unrealized change in fair value recorded for our derivative liabilities of $0.5 million is not included in income for tax purposes.

Excluding the unrealized change in the fair value of the derivative liability, the reversal of the deferred tax asset related to cancelled stock options and the change in the valuation allowance established related to deferred tax assets at January 1, 2008, the annual effective tax (benefit) rate was 0.0%.

RESULTS OF OPERATIONS — 40 WEEK PERIOD ENDED OCTOBER 7, 2008 AS COMPARED TO 40 WEEK PERIOD ENDED OCTOBER 16, 2007

	40 Week Period Ended
(In thousands)	October 7, 2008	% (1)	October 16, 2007	% (1)
Revenue:
Company stores	$279,371	97.4%	$253,418	96.5%
Franchise and other revenue	7,415	2.6%	9,215	3.5%

Total revenue	286,786	100.0%	262,633	100.0%

Operating expenses:
Cost of sales	74,459	26.7%	69,697	27.5%
Labor costs	97,542	34.9%	81,144	32.0%
Occupancy costs	34,614	12.4%	28,681	11.3%
Store operating	35,305	12.6%	31,112	12.3%
Depreciation and amortization	19,331	6.7%	14,187	5.4%
General and administrative	37,228	13.0%	37,598	14.3%
Store pre-opening	1,920	0.7%	3,984	1.5%
Store impairment	13,198	4.6%	397	0.2%
Store lease termination and closure costs	2,899	1.0%	196	0.1%
Trademark impairment	82,600	28.8%	—	0.0%
Other	3,548	1.2%	4,159	1.6%

Total operating expenses	402,644	140.4%	271,155	103.2%

Loss from operations	(115,858)	(40.4)%	(8,522)	(3.2)%

Other income (expense):
Gain from derivative liabilities	7,610	2.6%	38,750	14.8%
Interest income	315	0.1%	3,091	1.2%
Interest expense	(703)	(0.2)%	(155)	(0.1)%

Total other income	7,222	2.5%	41,686	15.9%

Income (loss) before income taxes	(108,636)	(37.9)%	33,164	12.7%
Income tax benefit	647	0.2%	3,509	1.3%

Net income (loss)	$(107,989)	(37.7)%	$36,673	14.0%

(1)	Cost of sales, labor costs, occupancy costs and store operating expense percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue.

Total revenue increased 9.2% to $286.8 million for the 40 week period ended October 7, 2008 compared to $262.6 million for the 40 week period ended October 16, 2007. Company Store revenue increased 10.2% to $279.4 million compared to $253.4 million for the same period of the prior year. This increase is primarily associated with the opening of 49 net new Company Stores (new Company Stores, net of closed stores) and the acquisition of one franchise store since the end of the comparable quarter of the prior year. The number of Company Stores as of October 7, 2008 was 520, up from 470 stores as of October 16, 2007. The increase in revenue from new Company Stores and acquisitions was unfavorably impacted by a decrease in Company Store comparable sales of (7.2)% and decreased sales from Company Stores opened in early fiscal 2007, which are not included in the Company Store comparable sales, for the 40 week period ended October 7, 2008. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least 13 full fiscal periods.

Franchise and other revenue decreased to $7.4 million compared to $9.2 million for the same period of the prior year. The number of franchise stores as of October 7, 2008 and October 16, 2007 was 229 and 202, respectively. The decrease of franchise revenue as compared to the same period of the prior year was attributable to the different mix in the type of franchise store. While the net number of franchise stores increased since the end of the comparable quarter of the prior year, certain acquired franchise stores were replaced with new franchise stores that were predominantly smaller, non-traditional format stores or store-within-a store formats which generally generate lower average unit volumes. Also contributing to the decrease in franchise revenue was the prior year timing of the Company’s 21 franchise store acquisition, which occurred late in the third fiscal quarter.

Cost of sales is comprised primarily of costs for fruit, dairy and other products used to make smoothies, as well as costs for paper products. Cost of sales increased 6.8% to $74.5 million for the 40 week period ended October 7, 2008, compared to $69.7 million for the comparable period last year. The $4.8 million increase was due primarily to the increase in Company Store sales, an increase in dairy, juice concentrate, frozen fruit and smoothie additions costs, partially offset reduction in orange costs and cost savings initiatives entered into during fiscal 2008. As a percentage of Company Store revenue, these costs decreased to 26.7% in the first three fiscal quarters of 2008 compared to 27.5% in the same period of the prior year. This decrease as a percentage of Company Store revenue was primarily driven by a shift in product mix and reductions in waste through our food cost system, the decrease in Company Store comparable sales and the decease in sales of underperforming Company Stores opened in early fiscal 2007.

Labor costs, which include store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits, increased 20.2% to $97.5 million for the 40 week period ended October 7, 2008 compared to $81.1 million for the same period of the prior year. The $16.4 million increase in labor costs is primarily attributable to an increase of 49 net new Company Stores, one acquired store and wage increases in certain states, partially offset by decreased employee bonuses and initiatives. As a percentage of Company Store revenue, labor expenses increased to 34.9% in the first three quarters of fiscal 2008, compared to 32.0% in the same period of the prior year. This increase as a percentage of Company Store revenue was primarily due to a combination of minimum wage increases in several states in which we operate, particularly California, and the decrease in Company Store comparable sales and the decrease in sales of underperforming Company Stores opened in early fiscal 2007.

Occupancy costs include both fixed and variable portions of rent, real estate taxes, property insurance and common area maintenance charges for all Company Store locations. Occupancy costs increased 20.7% to $34.6 million for the 40 week period ended October 7, 2008 compared to $28.7 million for the same period of the prior year. The $5.9 million increase was attributable to 49 net new Company Stores and one acquired store. As a percentage of Company Store revenue, occupancy costs increased to 12.4% in the first three quarters of fiscal 2008, compared to 11.3% in the same period of the prior year. This increase as a percentage of Company Store revenue was primarily due to the decrease in Company Store comparable sales and the decrease in sales of underperforming Company Stores opened in early fiscal 2007.

Store operating expenses consist primarily of various store-level costs such as marketing, utilities, repairs and maintenance, bank charges and cleaning supplies. Store operating expenses increased 13.5% to $35.3 million for the 40 week period ended October 7, 2008 compared to $31.1 million for the same period of the prior year. The $4.2 million increase was due primarily to 49 net new Company Stores and one acquired store, partially offset by cost savings initiatives. As a percentage of Company Store revenue, store operating expenses increased to 12.6% for the first three quarters of fiscal 2008, compared to 12.3% in the same period of the prior year. This increase as a percentage of Company Store revenue was primarily due to higher utility costs, a decrease in Company Store comparable sales and the decrease in sales of underperforming Company Stores opened in early fiscal 2007, partially offset by lower marketing spend and cost savings initiatives entered into during the fiscal 2008.

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. Depreciation and amortization increased 36.3% to $19.3 million for the 40 week period ended October 7, 2008 compared to $14.2 million for the same period of prior year. The $5.1 million increase is attributable to 49 net new Company Stores and one acquired store increased amortization due to the write-off of employment agreements for executive departures that were recorded as other intangible assets and accelerated depreciation on certain stores due to store closures. As a percentage of total revenue, depreciation and amortization increased to 6.7% for the first three quarters of fiscal 2008, compared to 5.4% in the same period of the prior year due to the accelerated depreciation on certain stores due to store closures and due to the write-off of employment agreements for executive departures.

G&A expenses include costs associated with our corporate support center, field supervision, bonuses, legal, accounting and professional fees and share-based compensation. G&A expenses decreased 1.0% to $37.2 million for the 40 week period ended October 7, 2008 compared to $37.6 million for the same period of the prior year. As a percentage of total revenue, G&A expenses decreased to 13.0% for the first three quarters of fiscal 2008, compared to 14.3% for the same period of the prior year. This decrease in G&A expenses of $0.4 million and the decrease in percentage of total revenue were attributable to lower professional service costs as well as cost-saving initiatives that began in May 2008, offset by severance costs of $1.7 million and an increase in share-based compensation of $0.8 million. The increase in share-based compensation was due primarily to the acceleration of certain stock options and equity awards given to a former Company executive.

Store pre-opening costs are primarily expenses incurred for training new store personnel, pre-opening marketing and pre-opening rent. Store pre-opening costs were $1.9 million for the 40 week period ended October 7, 2008 and $4.0 million for the same period of the prior year. The decrease for the 40 week period ended October 7, 2008 was a result of opening 35 new Company Stores for the 40 week period ended October 7, 2008 as compared to 68 new Company Stores opened in the same period of the prior year.

Store impairment expense was $13.2 million for the 40 week period ended October 7, 2008 compared to $0.4 million for the same period of the prior year. During the 40 week period ended October 7, 2008, the Company recorded a store impairment expense to write-down property, fixtures and equipment related to 79 stores as compared to 15 stores in the same period of the prior year.

Store lease termination and closure costs were $2.9 million for the 40 week period ended October 7, 2008 compared to $0.2 million for the same period of the prior year. These costs related primarily to the expenses for the operating stores and sites under development that were closed under the Company restructuring plan.

Trademark impairment expense was $82.6 million for the 40 week period ended October 7, 2008. There was no impairment for the same period of the prior year. The Company recorded an intangible asset impairment expense related to the impairment of its trademark. SFAS No. 142, requires us to assess our intangible asset amounts for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. The requirements for assessing whether intangible assets have been impaired involve market-based information and some degree of subjective assessment. The fair value is estimated using a discounted cash flow model combined with market valuation approaches. Based on the Company’s stock price, negative comparable store sales and its forecast, the Company determined that an impairment of its trademark was necessary in the second quarter of fiscal 2008.

Other operating expenses consist primarily of franchise support expenses, losses on disposals, amortization of jambacard™ liability and income from jambacard™ breakage. Other operating expenses decreased 14.7% to $3.5 million for the 40 week period ended October 7, 2008 compared to $4.2 million for the same period of the prior year. As a percentage of total revenue, other operating expenses decreased to 1.2% for first three quarters of fiscal 2008 as compared to 1.6% in the same period of the prior year. This decrease in other operating expenses of $0.7 million and the decrease as a percentage of total revenue is primarily attributable to a decrease in amortization of jambacard liability of $1.3 million, partially offset by a $1.0 million expense resulting from the write-off of loan origination fees and an early termination fee with the lender of its former credit facility.

Gain from derivative liabilities decreased to $7.6 million for the 40 week period ended October 7, 2008 compared to $38.8 million for the same period of prior year. This decrease was attributable to the change in the fair value of our warrants and our put and call agreement. Our warrants and put and call agreement both are recorded as derivative liabilities.

Interest income for the 40 week period ended October 7, 2008 decreased to $0.3 million compared to $3.1 million for the same period of prior year, due primarily to lower investment balances driven by working capital requirements and capital expenditures.

Interest expense increased to $0.7 million for the 40 week period ended October 7, 2008 compared to $0.2 million for the same period of prior year, due primarily to interest on the Company’s Financing Agreement entered into subsequent to the third quarter of fiscal 2007.

Our effective income tax benefit rate was 0.6% for the 40 week period ended October 7, 2008. The effective tax rate is affected by a number of factors, including income before taxes, a change in the valuation allowance related to deductible temporary differences originating during the current year, reversal of the deferred tax asset related to cancelled stock options and the intangible asset impairment. The unrealized change in fair value recorded for our derivative liability of $7.6 million is not included in income for tax purposes. We determined that it is more likely than not, based on updated projections of operating results and related taxable income, that the benefit of deferred tax assets at January 1, 2008 will not be realized and a valuation allowance of $31.8 million has been established. We recorded a tax benefit of $32.9 million related to the intangible asset impairment of the trademark and corresponding reversal of the deferred tax liability related to the temporary book and tax basis difference in the trademark.

Excluding the unrealized change in the fair value of the derivative liability, reversal of the deferred tax asset related to cancelled stock options, the valuation allowance established related to deferred tax assets at January 1, 2008, and the impairment of the trademark, the effective tax benefit rate was 0.0%.

KEY FINANCIAL METRICS

We review our operations based on both financial and non-financial metrics. Among the key financial metrics upon which management focuses in reviewing our performance are comparable sales, store-level EBITDA (a non-GAAP measure), cash flow from operations before general and administrative expenses, general and administrative expenses and capital expenditures. Among the key non-financial metrics upon which management focuses in reviewing performance are the number of new openings, average check and transaction count.

The following table sets forth non-GAAP metrics and operating data that do not otherwise appear in our consolidated financial statements as of and for the 12 week and 40 week periods ended October 7, 2008 and October 16, 2007:

	12 Week Period Ended		40 Week Period Ended
	October 7, 2008	October 16, 2007	October 7, 2008	October 16, 2007
Non-GAAP Metrics (in thousands)
Store-level EBITDA (1)	$13,809	$16,395	$42,811	$49,674
Operating Data
Percentage change in comparable Company Store sales (2)	(10.3)%	3.8%	(7.2)%	1.3%
Total Company Stores	520	470	520	470
Total Franchise Stores	229	202	229	202
Total Stores	749	672	749	672

(1)	See reconciliation and discussion of non-GAAP measures which follow at the end of this section.

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

Store-level EBITDA is equal to net income (loss) plus franchisee reimbursements and other income less: (a) depreciation and amortization; (b) general and administrative expenses; (c) store pre-opening expenses; (d) trademark impairment; (e) store lease termination and closure expenses; (f) store impairment expenses; (g) other operating expenses and (h) income taxes.

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

	12 Week Period Ended		40 Week Period Ended
(In thousands)	October 7, 2008	October 16, 2007	October 7, 2008	October 16, 2007
Store-level EBITDA	$13,809	$16,395	$42,811	$49,674
Add: Franchisee reimbursement	556	627	2,055	2,325
Less: Depreciation and amortization	(5,835)	(4,923)	(19,331)	(14,187)
Less: General and administrative	(12,082)	(12,103)	(37,228)	(37,598)
Less: Store pre-opening	(220)	(1,359)	(1,920)	(3,984)
Less: Store impairment	(5,901)	(199)	(13,198)	(397)
Less: Store lease termination and closure costs	(19)	(43)	(2,899)	(196)
Less: Trademark impairment	—	—	(82,600)	—
Less: Other	(1,744)	(1,510)	(3,548)	(4,159)
Add (less): Other income (expense)	(936)	24,025	7,222	41,686
Add: Income tax benefit	9	1,487	647	3,509

Net income (loss)	$(12,363)	$22,397	$(107,989)	$36,673

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of October 7, 2008, our liquidity and capital resources included cash and cash equivalents of $28.3 million compared to $23.0 million as of January 1, 2008. Cash flows provided by operating activities was approximately $10.9 million during the 40 week period ended October 7, 2008 as compared to cash flows provided by operating activities of $20.5 million during the 40 week period ended October 16, 2007. The decrease in cash flows provided by operating activities resulted primarily from changes in working capital and the Company’s net loss.

Net cash used in investing activities was approximately $25.7 million for the 40 week period ended October 7, 2008 as compared to $67.6 million for the 40 week period ended October 16, 2007. Capital expenditures for the opening and remodeling of Company Stores totaled approximately $26.2 million and $38.6 million for the 40 week periods ended October 7, 2008 and October 16, 2007, respectively. For the 40 week period ended October 16, 2007, we also acquired 34 stores from three franchisees for approximately $24.1 million. We have significantly reduced our new Company Store development program. For the 40 week period ended October 7, 2008, we have constructed and opened 35 new Company Stores. This will complete the new store development for 2008. We have recently adopted a strategy of transitioning from primarily a Company Store model to a model more evenly weighted between Company Stores and traditional franchise stores. We believe this new model will demand less capital, generate higher margins and reduce the volatility of cash flow performance over time.

Net cash provided by financing activities was $20.1 million for the 40 week period ended October 7, 2008 as compared to net cash provided by financing activities of $4.2 million for the 40 week period ended October 16, 2007. The net cash provided by financing activities was the result of the Company’s debt borrowing (see Note 2). The net cash from financing activities in the prior year period resulted primarily from the exercise of warrants.

Our primary need for liquidity is to fund seasonal working capital requirements for our business, capital expenditures, and for general corporate purposes. We believe that these needs will be adequately funded for at least the next 12 months by our operating cash flows, a tax refund in the amount of $5.2 million expected to be received by early 2009, and current balances in cash and cash equivalents from our debt borrowing. Management will continue to evaluate other options including refinancing if needed for repayment of our debt borrowing.

Additionally, we may from time to time consider selective transactions to create value and improve performance, which may include re-franchising Company Stores, licensing, joint ventures, partnerships and other possible strategic opportunities

Capital Resources

As mentioned herein, on September 11, 2008, the Company entered into a Financing Agreement with Victory Park Management, LLC, as agent, and its affiliated funds as lenders (“Lenders”) whereby the Lenders purchased $25 million of two-year senior secured term notes from the Company (the “Senior Notes”). The Senior Notes are secured by a first priority lien on all current and future assets of the Company, with certain exceptions. The Senior Notes bear interest at a rate of 6-month LIBOR plus 8%, subject to a floor of 12.5% per annum (if the LIBOR rate is not available, interest will accrue at the Prime Rate plus 7%, subject to a floor of 12.5% per annum), with interest payable monthly in arrears, and a $375,000 make-whole interest payment to the extent the Senior Notes continue to be outstanding after 15 months.

Contractual Obligations

The following table summarizes contractual obligations and borrowings under the Financing Agreement and Senior Notes as of October 7, 2008, and the timing and effect that such commitments are expected to have on the Company’s liquidity and capital requirements in future periods. The Company expects to fund these commitments primarily with its cash reserves and operating cash flows generated in the normal course of business. This table should be read in conjunction with the table summarizing the Company’s contractual obligations and borrowings as of January 1, 2008 as set forth under Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations in our annual report on Form 10-K for the year ended January 1, 2008.

	Payments Due by Period (in 000’s)
	Total	Less Than 1 Year	1-2 Years	3-4 Years	5 or More Years
Note payable - Principal and interest(1)	$31,250	$3,125	$28,125	$—	$—

(1)

In connection with the financing, the Company issued to the lenders two million shares of its common stock which are subject to a common stock put and call agreement. Under the put and call agreement, the Lenders have a put right requiring the Company to repurchase all or a portion of the shares at a price of $1.50 per share after the earlier of the first anniversary of the closing date, the payment in full of the senior notes or the occurrence of certain events of default under the Financing Agreement or certain other events. While this contractual agreement may result in an obligation by the Company to pay up to $3 million, as this amount is not truly determinable or certain to be paid at this point in time, it is not included in the table above.

In connection with the Financing Agreement with Victory Park, the Company terminated its former credit facility.

Other than with respect to the new Financing Agreement and Senior Notes and the termination of the Company’s credit facility, there have been no material changes with respect to our contractual obligations and borrowings as disclosed under Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations in our annual report on Form 10-K for the year ended January 1, 2008.

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

We are exposed to market risk from interest rate changes on funded debt. This exposure relates to the component of the interest rate on our Financing Agreement that is indexed to LIBOR. At October 7, 2008, we had $22.5 million outstanding under the Financing Agreement. As of October 7, 2008, based on total debt outstanding, a hypothetical 100 basis point increase in interest rates would have a $0.2 million pre-tax impact on our results of operations for each of the two years the debt remains outstanding.

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

We do not purchase derivative instruments on the open market. However, we have classified certain warrants in our stock as derivative instruments (a current liability of $0.5 million) and the Company’s Put and Call Rights (a current liability of $1.9 million at October 7, 2008). The classification of warrants as derivative liabilities was required because, for each instrument, there is a possibility that the instrument could be required to be settled in stock that requires registration. The classification of the Put and Call Rights as derivative instruments were required because it is considered a freestanding instrument. We are required to mark these instruments to market as of the end of each reporting period and to recognize the change in fair value in our consolidated statements of operations. Our stock price has been historically volatile and the fair values of these instruments are sensitive to changes in our underlying stock price. Also, we may be subject to changes in the risk free interest rate. As such, the carrying amount of these instruments may be volatile from period to period. For the 40 week period ended October 7, 2008, the gain from derivative liabilities was $7.6 million, representing the change in fair value between January 2, 2008 and October 7, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 7, 2008.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended October 7, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Second Amendment to Credit Agreement	8-K	001-32552	10.1	8/28/2008

10.2	Severance Agreement between Jamba , Inc. and Paul E. Clayton	8-K	001-32552	10.1	9/5/2008

10.3	Financing Agreement dated September 11, 2008 between Jamba Inc., Jamba Juice and Victory Park Management, LLC	8-K	001-32552	10.1	9/12/2008

10.4	Common Stock Put and Call Agreement dated as of September 11, 2008 by and among Jamba, Inc. and Victory Park Management, LLC	8-K	001-32552	10.2	9/12/2008

10.5	Registration Rights Agreement dated as of September 11, 2008 by and among Jamba, Inc. and Victory Park Management, LLC	8-K	001-32552	10.3	9/12/2008

10.6	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock	8-K	001-32552	3.1	10/9/2008

10.7	Rights Agreement, effective as of October 8, 2008 between Jamba Inc. and Continental Stock Transfer & Trust Company, as Rights Agent	8-K	001-32552	4.1	10/9/2008

10.8	Form of Executive Employment Agreement	8-K	001-32552	10.1	10/14/2008

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of November, 2008.

JAMBA, INC.

By:	/s/ STEVEN R. BERRARD
Steven R. Berrard
Interim Chief Executive Officer and President

By:	/s/ KAREN L. LUEY
Karen L. Luey
Senior Vice President, Chief Financial Officer