Form 10-K
period 2008-12-30
JAMBA, INC.
filed 2009-03-16
CIK 1316898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates as of the last day of the registrant’s second fiscal quarter ended July 15, 2008 was $53,554,731 (based upon the closing sales price of registrant’s common stock on such date). For purposes of this disclosure, shares of common stock held by persons who held more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock of Jamba, Inc. issued and outstanding as of March 6, 2009 was 54,690,728.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 30, 2008, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

JAMBA, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 30, 2008

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

Background of Jamba, Inc.

Jamba, Inc. was incorporated in Delaware on January 6, 2005 as a blank check company formed to serve as a vehicle for the acquisition of a then unidentified operating business. On July 6, 2005, the Company consummated its initial public offering. On March 10, 2006, the Company entered into an Agreement and Plan of Merger with Jamba Juice Company, the category-defining retailer of premium healthy blended beverages that was originally founded in 1990. The merger between the Company and Jamba Juice Company (the “Merger”) was completed on November 29, 2006. To complete the Merger, the Company raised additional proceeds in a private placement financing. Upon completion of the Merger, Jamba Juice Company became a wholly owned subsidiary of Jamba, Inc.

Unless the context otherwise requires, Jamba, Inc., the registrant, together with Jamba Juice Company, are referred to in this Form 10-K annual report (“Form 10-K”) as the “Company”, “Jamba”, “we”, “us” and “our.” Information regarding the Company’s fiscal periods is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Revitalization Objectives and Strategy

The Company is in the midst of an effort to revitalize itself for future growth and long-term stockholder value. In fiscal 2008, we experienced significant changes in our executive management team, including the departure of our chief executive officer, chief financial officer, chief marketing and brand officer, senior vice president of operations, and senior vice president of development.

We have a new chief executive officer and have internally promoted other members of the executive team and increased their responsibilities. The Company has set out in a new direction to develop and evolve the Jamba brand and implement new business strategies that we believe will have a positive financial impact. The strategic priorities for fiscal 2009 include:

•	building a customer first “operationally focused” service culture;

•	building a retail food capability across all four day parts (breakfast, lunch, afternoon, and dinner);

•	accelerating the development of franchise and non-traditional stores;

•	building a consumer products growth platform; and

•	continuing to implement a disciplined expense reduction plan.

These strategic priorities support the Company’s mission to continue to grow and develop Jamba as a premier healthy living brand offering consumers compelling and differentiated products and experiences at Jamba Juice stores and other retail distribution channels. Key to our success is the Jamba culture, a unique set of core values and actions that manifest themselves in employees executing at the highest levels while expressing their passion for the brand.

Building a Customer First “Operationally Focused” Service Culture

A major aspect of our revitalization plan is to improve the level and consistency of customer service at our stores. Over the last few years, the administrative tasks required by the General Managers at our stores had increased so that the General Manager was not sufficiently promoting the interaction between our team members and the customers that lead to a positive experience and reinforcement of our brand promise by encouraging a healthy, active lifestyle. We have recently reduced the number of these administrative tasks with the goal of having the General Manager spend more time building, and working with other team members to build, a powerful relationship with customers based on quality, trust and integrity.

We have also introduced new initiatives to help attract, hire, and retain quality customer-service-oriented people who exhibit our culture and values. We are also upgrading our training of team members so that they can more effectively deliver a high-quality customer experience. We also provide team members with financial incentives and opportunities for advancement when they fulfill service expectations.

Customer satisfaction is critically important to us. To that end, we recently instituted a mystery shopper program to measure the customer experience. We believe delivering high-quality customer service will differentiate us in the marketplace and drive long-term customer loyalty. We seek for team members to enthusiastically greet customers upon entering the store and efficiently deliver their order in a timely manner. With a highly customized product, operational efficiency is vital to achieving high levels of throughput. Our team members are trained to not only deliver the customers’ orders quickly, but also to transfer the fun and energy they gain from working at Jamba Juice to the customers.

A related aspect of customer service is reinforcement of the vibrant and fun store environment, which we believe offers the Company a competitive advantage. We plan to embark on a “refresh” program with select older Company stores, primarily through new paint schemes and interior finishes. As part of the “refresh” program we also intend to incorporate aspects of our new store prototype, which supports our brand environment goals and provides a more customer-friendly experience. We also plan on testing self-service kiosks to provide customers with easier access to nutritional information and for ordering so as to improve speed of service and optimize labor. We plan to explore other technologies to enhance the ordering process as well.

Building a Retail Food Capability Across All Four Day Parts (breakfast, lunch, afternoon and dinner)

Menu Overview

We currently provide a range of freshly blended beverages, baked goods and snacks in our stores. Our menu items are designed to strengthen the relationship with our customers by offering products that are relevant to individuals striving for a healthy lifestyle. Product innovation is a high priority and our research and development team, composed of food scientists, nutritionists and culinary experts, is continually developing and testing new and improved menu items that support the integrity of the Jamba brand and our commitment to offering great tasting products made from simple high quality ingredients.

In fiscal 2008, to help establish our food capability program, we rolled out several new products on a system-wide basis, including a new breakfast menu comprised of nutritionally balanced yogurt blends, smoothies, food and juices. In January 2009, we completed the system-wide rollout of steel cut hot oatmeal with fruit as another step in establishing our food capability program. In fiscal 2008, we also tested other food products, including wraps, sandwiches and salads in selected stores. These new products are designed to feature healthy, on-the-go food items to attract new customers, increase the frequency of current customer visits, create a point of differentiation, and provide a more complete meal solution for our customers across all day parts.

We plan to grow our food capability program in fiscal 2009. The purpose of growing our food capability program is to broaden the appeal of our offering to current customers who often purchase a smoothie and then go elsewhere for a food item in addition to bringing in new customers looking for a more complete meal solution. In addition, we believe there is consumer demand for healthy on-the-go food items that is not being fulfilled by other quick service restaurants, especially those serving burgers and fries. Our goal is for Jamba to be the leader in the healthy quick service restaurant segment.

Beverages: Our blended beverages are available in three sizes, Sixteen, Original and Power.

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

Jamba Light™: With one-third fewer calories and sugars than our average Jamba Classic, Jamba Light™ smoothies offer great taste and good nutrition that won’t weigh you down. The Sixteen oz. size has less than 180 calories.

Blended with a Purpose: Our line-up of pre-boosted smoothies offer a refreshing palette of products that deliver key nutrients and offer unique health properties associated with super foods such as açai berries, cholesterol-blocking plant sterols, soy and whey protein, and matcha green tea.

Jamba Classics: These smoothies include our top eight customer favorites.

Creamy Treats: We offer four types of delicious smoothies with indulgent qualities.

Shots: We offer single and double shots of matcha green tea, with orange juice or soy milk, and a fresh-squeezed wheatgrass juice shot. Our matcha green tea shots are made with high grade, imported Japanese green tea and are high in antioxidants and vitamin K. Our wheatgrass shots are an excellent source of vitamin K and a good source of iron.

Jamba Boosts:

To supplement the natural nutrients in our smoothies, Jamba Boosts are a selection of high-quality, blended vitamin, mineral and herbal dietary supplements designed to give the mind and body a nutritious boost.

Jamba offers 11 new-and-improved boosts that deliver better efficacy and minimal taste impact. Of the new boosts, five are Super Boosts and are available in any of our smoothies for a small charge. Each reformulated boost contains unique blends of concentrated vitamins, minerals and other nutrients specialized for specific health and lifestyle needs.

Breakfast All Day:

Yogurt and Fruit Blends: These refreshing blends of fruit, nonfat yogurt and soymilk offer healthy great taste to start the day right.

Yogurt and Fruit Blends with Granola: Eat it with a spoon! A nutritionally balanced breakfast of blended fruit, low-fat yogurt and soymilk topped with crunchy, organic granola. Flavors include Berry Topper™, Mango Peach Topper™ and Chunky Strawberry™.

Hot Oatmeal with Fruit: Launched nationally in January 2009, 100% organic steel-cut oats made with soymilk and topped with fruit compote or fresh fruit and brown sugar crumble. Flavors include Fresh Banana, Blueberry & Blackberry and Apple Cinnamon.

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

Our research and development team continually seeks to enhance the product offerings available to customers, and where possible, reduce product and labor costs. Our research and development process includes both the development of new products and the optimization of the menu to ensure only the most appealing products are offered to customers. As new products are introduced to the menu, usage occasions increase and positive word-of-mouth is spread. We are passionate about creating fresh new products that meet an even greater variety of customer needs. We pride ourselves on listening carefully to customer feedback. We continue to devote significant resources to our research and development team in an effort to build upon recent new product successes and take our product innovation abilities to the next level. This combination of optimizing existing products and expanding our menu with offerings that are relevant to our customers’ needs provides increased opportunities for both increased frequency and increased average check. While there is no certainty that product development efforts will lead to the introduction and success of new product offerings as well as a potential increase in operating margins, we will continue to use these resources to try to develop fresh concepts that appeal to customers at any time of day and in any weather or season.

Accelerating the Development of Franchise and Non-Traditional Stores

Jamba Juice Stores

A primary goal of the Company is to build accessibility, meaning making it easier for customers to experience Jamba. One way to increase accessibility is to expand the number of Jamba Juice stores. The goal of building accessibility is increasing frequency and, as a result, comparable store sales and average unit volumes. At the same time, we understand that the foundation for growth lies in strong store-level economics. Accordingly, part of our growth strategy is to ensure that we, and our franchisees, achieve target metrics in terms of average unit volume, store level cash flow, store level cash flow margin, net cost per unit and cash-on-cash returns.

We believe we have significant market expansion opportunities both nationally and internationally. Our research and planning have shown that there is potential for at least 2,000 additional Jamba Juice stores in the United States which we believe could be profitable and would meet our new store opening criteria.

We have grown our concept and brand through company owned and operated stores (“Company Stores”) and franchise store locations (“Franchise Stores”). As of December 30, 2008, there were 729 Jamba Juice locations consisting of 511 Company Stores and 218 Franchise Stores operating in 21 states and the Bahamas. Except for the single Bahamas franchise location we have no other international locations. Of the 729 locations, 388 stores are located in California, of which 338 are Company Stores. We lease the real estate for all of our Company Stores.

We generally characterize our stores as either “traditional” or “non-traditional” locations. Traditional locations are characterized as a business premise that exists primarily as a Jamba Juice store. Traditional stores currently average approximately 1,400 square feet in size and are designed to be fun, friendly, energetic and colorful to represent the active, healthy lifestyle that we promote. These stores are located either in major urban centers or in suburban strip mall centers. As of December 30, 2008, there were 610 traditional Jamba Juice store locations.

Non-traditional locations are characterized as a Jamba Juice store located within another primary business in conjunction with other businesses or at institutional settings such as colleges and universities, schools, shopping malls, supermarkets and airports. A “captive” audience is a common characteristic of non-traditional locations. We believe one benefit of the development of non-traditional stores is to generate awareness to complement the traditional stores in the area. As of December 30, 2008, there were 119 non-traditional Jamba Juice store locations.

All Jamba Juice stores are designed to provide a highly interactive Jamba experience to build our customer relationship, including the enticing aroma of fresh fruit, vegetables and wheatgrass, the high-energy sounds of whirring blenders and team members calling out greetings. The construction and color scheme employed at the Jamba Juice stores provide a bright and cheerful “marketplace” theme with colors that embody our commitment to fresh and healthy juices, smoothies and other energizing products. Additionally, stores focus on the “theater” aspect of smoothie making by providing an environment in which all food preparation is conducted behind glass and in the open for customers to watch as the juices and smoothies are made. The layout offers a casual bar-type atmosphere using interior stools and exterior tables and chairs. Glass cases display baked goods, and shelving in front of cash registers allow for the sale of baked goods and prepackaged healthy snack items. We have lowered the typical costs to construct a traditional Jamba Juice Store from an average of $425,000 in 2008 to approximately $325,000 today, depending upon location. This cost reduction was accomplished through reducing our real estate footprint from an average of 1400 sq. ft. to 1200 sq. ft., aggressive competitive biding with our general contractor pool to reduce leasehold improvement costs, aggressive competitive biding for our furniture and fixtures package, value engineering, and innovative equipment and physical layouts to help reduce operational costs.

We believe reducing a traditional store’s “build out” costs will help attract franchisees by providing a higher return on investment as franchisees are obligated to finance their own “build-out” costs according to our specifications.

We have also developed plans for different Jamba Juice store configurations and “smoothie-only” product offerings for non-traditional locations in order to help reduce construction and operating costs and improve our flexibility in locating Jamba Juice stores in sites with alternative configurations.

Growth Strategy

Until the third quarter of fiscal 2008, our growth strategy had been focused on Company Stores. For fiscal 2008, we opened 35 new Company Stores, closed 38 Company Stores and acquired 13 Franchise Stores located in Florida by means of acquiring the remaining 65% joint venture interest (we previously owned a 35% interest) in a franchisee (“JJC Florida LLC”). Franchisees opened 37 Franchise Stores, closed 12 Franchise Stores and, through the sale of the 65% joint venture interest noted above, sold 13 Franchise Stores to the Company. We believe that our aggressive Company Store development in an adverse economy in fiscal 2008 and in the prior year in fiscal 2007, which included opening 99 new Company Stores, exacerbated our negative financial results.

Our current growth strategy is to transition from a Company Store model to a model more evenly weighted between Company Stores and Franchise Stores. We anticipate minimal Company Store development in fiscal 2009. We anticipate that growth in fiscal 2009 will be accomplished through the development of Franchise Stores, with a particular emphasis on non-traditional locations. We believe this franchise strategy will better position us for growth in market share, reduce capital outlays, provide better overall margins, allow us to open more stores faster, increase our brand presence, and increase customer frequency.

As part of this growth strategy, we are selectively re-franchising Company Stores primarily in “mixed markets” where we have both Company Stores and Franchise Stores. We also will refranchise in geographic areas where there are all Company Stores in order to achieve operational efficiencies.

We also continue to explore possible future international development opportunities, which will primarily be through area development or joint venture agreements with third-parties.

In recognition of our expanding franchise program, in fiscal 2009 we established a Franchise Advisory Counsel (“FAC”). The FAC formalizes a channel of communications through a representative group of franchisees to provide advice, counsel and input to us on important issues impacting the business.

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

Our current traditional store franchise agreement provides for a 10-year term. The agreement is renewable for additional consecutive 10-year terms, subject to various conditions and state law. The royalty rate in the current franchise agreement is 7% of revenue for traditional store locations, with franchisees required to contribute up to an additional 4% of revenue to a company-administered marketing fund. At the present time, in general, we are charging 1.75% to 2.0% of revenue as the marketing contribution for our traditional store franchisees. There is typically up to a two-mile geographic radius restriction for traditional stores in non-downtown areas. The royalty rates and marketing contributions for non-traditional stores vary depending upon type (airport, college or university or supermarket).

Franchisees typically pay an initial fee ranging from $15,000 for non-traditional store locations to $25,000 for traditional store locations. Except in connection with the re-franchising of Company Stores, we do not currently provide financing to our franchisees. However, given current market conditions, we may consider financing, joint venture or other arrangements in the future.

Area Development Agreements

As of December 30, 2008, we had two multi-unit area developers who have the right to develop additional franchise stores pursuant to multi-unit license agreements. The exclusive territories covered by these two multi-unit area license agreements are (i) the Hawaiian Islands and (ii) parts of Texas, Kansas and Missouri. Generally, a franchise agreement is entered into with each area developer with regard to each store opened under a multi-unit license agreement. These franchise agreements are generally the same as those entered into with franchisees who are not area developers. Even after a multi-unit license agreement expires or is terminated, the area developer continues to operate the opened stores under each store’s respective franchise agreement, including in most cases, its contractually provided exclusive geographic radius restriction, which is typically one-mile. As of December 30, 2008, there were 77 stores operating under the two current multi-unit license agreements.

As of December 30, 2008, one of the two multi-unit area developers had contractual commitments to open new franchise stores in their respective territories. Specifically, as of December 30, 2008, the area developer in parts of Texas, Kansas and Missouri must open 4 more new stores by May 6, 2010, the expiration date of this multi-unit license agreement. Multi-unit area development agreements can be deemed to be null and void if the terms of the agreement are not fulfilled. Although the multi-unit developer for the Hawaiian Islands has satisfied its contractual commitment to open new franchise stores, it still has the exclusive right to open additional new stores through the expiration of its multi-unit license agreement on June 25, 2018.

Under typical multi-unit license agreements, the area developer generally pays one-half of the $25,000 initial fee, or $12,500, for each store required to be developed upon execution of the multi-unit development agreement as a development fee. Area developers are obligated to finance their own build-out of each store location according to our specifications.

Notwithstanding the exclusive territorial rights of the two multi-unit area developers, we retain the right to franchise non-traditional stores. As of December 30, 2008, we have an agreement with Safeway, Inc. for the opening of up to 44 franchise stores within its grocery stores, of which all 44 were open.

We also continue to strengthen our relationships with food and beverage concessionaires operating at non-traditional venues such as schools, airports, and other retail and entertainment venues to help maximize our non-traditional franchise development.

Market Planning and Site Selection Process

Our market planning and site selection process is integral to the successful execution of our growth strategy. We have processes for identifying, analyzing, and assigning undeveloped markets for either Company Store or Franchise Store development. Once a market is selected, we carefully screen trade areas for demand based on demographic, psychographic and Jamba Juice specific variables to assess the risk of developing a store. We select trade areas that meet our guidelines for new store development and begin the site selection process. Once a trade area is selected, we carefully screen prospective locations for visibility, traffic patterns, ease-of-use and co-tenancy for potential Company Store and Franchise Store locations. Our expansion strategy involves using this market planning and site selection process to leverage areas of demand within each market. We use this approach to cluster stores in specific geographic areas of demand, which will drive brand awareness, improve operating and marketing efficiencies while leveraging the costs associated with regional supervision. Distribution efficiencies are also captured through this strategy. In addition, we believe our ability to hire qualified team members is enhanced in markets where we are well known.

Building a Consumer Products Growth Platform

We believe there is untapped potential to extend the Jamba brand into the retail market. In December 2007, we announced that Nestlé USA had entered into a worldwide license agreement for the manufacturing, marketing and distribution of Jamba ready-to-drink beverages. In May 2008, Nestlé launched a Jamba ready-to-drink product line including six SKUs: three Jamba Smoothies, named Strawberries Wild w/Energy Boost, Orange Dream Machine w/Immunity, Banana Berry w/Heart Healthy Boost; and, three Jamba Juicies named Orange Strawberry Banana w/Protein Boost, Mango Orange Peach w/Fiber Boost and Very Berry w/Calcium Boost. The Jamba Smoothies and Jamba Juicies were available in major grocery retailers and convenience stores in eight Western states: California, Oregon, Utah, Nevada, Arizona, Idaho, Washington and Colorado. In December 2008, Nestlé voluntarily suspended production and shipments of the Jamba ready-to-drink beverages due to production issues. We believe Nestlé is fully committed to re-launching a Jamba ready-to-drink beverage proposition.

We continue to have discussions with potential partners regarding fruit teas, fruit yogurt and parfaits, frozen smoothie bars and sorbets, breakfast and energy bars and packaged boosts. Our goal is to extend our product offerings outside of our Jamba Juice stores to not only generate revenue, but also to expand the brand accessibility and product usage occasions available to consumers. To support and optimize this extension, we intend to structure these partnership relationships in various ways, such as, for example, licensing agreements, joint venture agreements, co-packing agreements, and sales and distribution agreements.

Continuing to Implement a Disciplined Expense Reduction Plan

This strategic priority involves all aspects of the organization to improve store-level profitability and returns. The plan is focused on a number of initiatives, including reductions in costs of goods sold, labor savings from operational simplification, improved wage and benefit management, the implementation of a labor planning system, rent and occupancy savings, improved management of controllable costs related to better cost controls and processes and the negotiation of service contracts and more effective and efficient brand communication. We expect our general and administrative expenses to continue to decrease as we implement the strategic initiatives described above and continue to improve our processes and systems.

Company Store Operations

Store Management

Our Operations team is the foundation for our performance and vital to long-term growth. We recruit and retain leaders with broad experience in management and our industry.

We support our store operations with a combination of Regional Directors of Operations, Area District Managers (instituted in fiscal 2009) and District Managers.

Our typical store operations team consists of a combination of an Area General Manager (instituted in fiscal 2009) or General Manager at each store, two to four Shift Managers and approximately twenty front line team members.

Maintaining our corporate culture is essential as we continue to expand, and we believe that it is critical to developing our brand and ensuring our continued success. We believe team members are the key to our success and that our culture fosters personal interaction, mutual respect, trust, empowerment, enthusiasm and commitment.

Training

We conduct various training programs for team members, support center staff and our leadership team. We are dedicated to providing a meaningful experience for all team members, with ample opportunity to develop leadership skills as they move up through the organization. Our training programs include formal programs such as the Manager-in-Training programs for new managers and the more informal one-on-one discussions held between General Managers, District Managers and Regional Directors of Operations. In fiscal 2009, we are also instituting a more robust online training program. The goal of all the programs is to shorten the learning curve while creating greater confidence in order to achieve success through strong performance and results.

Recruiting and Retention

We carefully screen potential team members to ensure that they hold many of our core values and fit into our culture. By placing an emphasis on our mission statement and values, and encouraging responsibility and accountability at every level, we believe that it has created a sense of team member loyalty and an open and interactive work environment, resulting in a highly passionate workforce. Team members are paid competitive wages and are offered opportunities for advancement. In addition to competitive wages, store managers are eligible for performance-based bonuses and retention bonuses.

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

In fiscal 2009, we also refocused our marketing strategy on a local basis on what we term “owning the two-mile radius” around our stores. One part of this effort is capitalizing on off-premises sales as an opportunity to reach new customers. Off-premises sales (called “Go-Go’s”) involve bringing Jamba products to sell at an event such as school, community or sporting events. These opportunities also reinforce our strong commitment to our communities. A second part of this effort is the additional empowerment and compensation incentives we have instituted at the store-level to incentivize sales generation activities. A third part of this effort is the addition of fundraising opportunities for non-profit organizations. We believe our healthy menu offering combined with an attractive fundraising component is a very attractive choice for non-profit organizations during this challenging economic environment.

We also believe we benefit from national media attention, providing us a significant competitive advantage. Historically, we have not engaged in any mass media marketing programs, relying instead on word-of-mouth, trade-area marketing and in-store promotions to increase customer awareness. Nevertheless, we have been featured in stories appearing in The Wall Street Journal and a host of local newspapers and magazines. We have also been featured in television shows and feature films. Our fundraising events also capture a significant amount of coverage from local television stations.

In addition to the Company’s marketing efforts, franchisees also contribute to the development and deployment of system-wide marketing programs. Franchisees also spend to market the Company’s brand in their local market area.

Furthermore, in fiscal 2009, we plan to enhance our online, community and social networking initiatives to drive new customer trials and foster better ongoing communication with our customers.

Product Supply

We are committed to providing only the finest smoothies, juices and other food products. Smoothie and juice products depend heavily upon supplies of fresh and individually quick frozen (“IQF”) fruit. The quality of each smoothie depends to a large degree on the quality of the basic fruit ingredients from which it is made. It is therefore essential that the supply of fruit is of the highest quality and is consistent throughout the year. To achieve these dual goals we purchase our projected requirements for the coming year of a given type of fruit from suppliers at the height of the season for that particular fruit. The supply and price of fresh and IQF fruit are dependent upon the supply and demand at the time of purchase and are subject to significant volatility. Supply and price can be affected by multiple factors in the producing regions, including weather, natural disasters and regional political and economic conditions. In addition, as we continue to grow, we will likely become more dependent upon global fruit supplies than we have in the past, which may result in natural disasters and global political and economic conditions having a greater effect on the supply and price of our fruit ingredients and our profitability.

We use the highest quality fruit in our products. We conduct quality assurance testing at the time of packing to ensure that the fruit meets our high standards, which meets or exceeds USDA Grade-A standards. The fruit is then flash-frozen and stored by the supplier(s) for shipment to distributors throughout the year. We contract with independent distribution companies to distribute products to the stores. The length of these contracts varies in duration. Given the density of stores in California, the costs of goods sold in California is lower than other regions of the country. We believe that by clustering future store development we can begin to lower distribution costs, and therefore reduce cost of goods sold, in non-California markets.

Southwest Traders, Inc. is a distributor of proprietary products to our Company Stores and Franchise Stores. Southwest Traders distributed ingredients that made up approximately 81% of cost of sales for Jamba Juice Company’s fiscal 2008. Southwest Traders does not manufacture or negotiate pricing agreements for products sold in our stores. They serve solely in a warehousing and distribution capacity and receive a fixed mark up per case on the independently negotiated cost of our ingredients. Our contract does provide that during the term we will use Southwest Traders as our exclusive distributor within certain territorial boundaries provided they meet required service levels. The contract is firm through December 31, 2012 and is not subject to cancellation unless either party defaults within the contract due to non-performance.

All of our nutritional supplements (i.e., Boosts), pretzels and baked goods are produced to very defined specifications. All products are shipped directly to stores using outside distributors. We do not maintain central warehousing facilities.

Competition

The beverage industry is highly competitive and fragmented. Restaurants compete based on a number of factors, including quality, price-value relationships, customer service, name recognition, employee hiring and retention and location. We compete with a variety of purveyors of quick, convenient food and beverage products, including quick service restaurants, coffee shops, donut shops and grocery stores. While competition in the beverage market is fragmented, competition is increasing, and a major competitor with substantially greater resources than the Company could enter the market at any time and compete directly against Jamba Juice stores.

We compete most directly with regional smoothie stores, most of which are franchises of other smoothie brands. Additionally, the rising popularity of convenient and healthy food items may result in increased competition from traditionally non-smoothie retailers as they increase their offerings of smoothies and other juice-related products.

In addition, we also face intense competition from both restaurants and other specialty retailers for suitable sites for new stores and qualified personnel to operate both new and existing stores. There can be no assurance that the Company or franchisees will be able to continue to secure adequate sites at acceptable rent levels or that the Company or franchisees will be able to attract a sufficient number of qualified personnel.

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

In order to develop and construct more stores, we or our franchisees need to comply with applicable zoning, land use and environmental regulations. Federal and state environmental regulations have not had a material effect on our operations to date, but more stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or even prevent construction and increase development costs for new stores. We and our franchisees are also required to comply with the accessibility standards mandated by the U.S. Americans with Disabilities Act, which generally prohibits discrimination in accommodation or employment based on disability. We may, in the future, have to modify stores, for example, by adding access ramps or redesigning certain architectural fixtures, to provide service to or make reasonable accommodations for disabled persons. While these expenses could be material, our current expectation is that any such action will not require us to expend substantial funds.

We are subject to the U.S. Fair Labor Standards Act, the U.S. Immigration Reform and Control Act of 1986 and various federal and state laws governing various matters including minimum wages, overtime and other working conditions. We pay a significant number of our hourly staff at rates consistent with but higher than the applicable federal or state minimum wage. Accordingly, increases in the minimum wage would increase our labor cost. We are also subject to various laws and regulations relating to our current and any future franchise operations. See “Risk Factors—Governmental regulation may adversely affect our ability to open new stores or otherwise adversely affect our existing and future operations and results.”

We are also subject to various federal and state laws that regulate the offer and sale of franchises and aspects of the licensor-licensee relationships. Many state franchise laws impose restrictions on the franchise agreement, including the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew and the ability of a franchisor to designate sources of supply. The Federal Trade Commission, or the FTC, and some state laws also require that the franchisor furnish to prospective franchisees a franchise disclosure document that contains prescribed information and, in some instances, require the franchisor to register the franchise offering.

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

Trademarks and Domain Names

The Company owns and/or has applied to register numerous trademarks and service marks in the United States and 50 additional countries throughout the world. Rights to the trademarks and service marks in the United States are generally held by a wholly-owned affiliate of the Company and are used by the Company under license. Some of the Company’s trademarks, including Jamba Juice® and the Jamba logo are of material importance to the Company. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained. In addition, the Company has registered and maintains numerous Internet domain names, including “jamba.com” and “jambajuice.com.”

Management Information Systems

Each Company Store has computerized point-of-sale registers which collect transaction data used to generate pertinent information, including sales transactions and product mix. Additionally, the point-of-sale system is used to authorize, batch and transmit credit card data. All product prices are programmed into the point-of-sale register from the Company’s corporate office. Franchise Stores generally use the same point-of-sale registers as Company Stores, but may elect to use alternative systems provided certain information is provided to the Company. Franchisees set their own menu prices.

Company Stores use the Company’s licensed labor scheduling and food cost management software to record employee time clock information, schedule labor, improve inventory management and provide management reports.

While we believe the current point-of-sale register system is adequate to support our expansion needs, we do intend to institute certain upgrades to the platform in fiscal 2009.

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

Executive Officers

Company executive officers, their respective ages and positions as of December 30, 2008 and a description of their business experience are set forth below. There are no family relationships among any of the executive officers named below.

James D. White, age 48

Mr. White has been the Company’s President and Chief Executive Officer since December 2008. Previously, Mr. White was Senior Vice President of Consumer Brands for Safeway, Inc. with responsibility for brand strategy, innovation, manufacturing and commercial sales from 2005 to 2008. Prior to Safeway, Mr. White was Senior Vice President of Business Development, North America at the Gillette Company, where his responsibilities included Centralized Marketing, Sales, Retail Execution, Marketing Planning and Canadian Operations from 2002 to 2005. Mr. White also held executive and management roles with Nestlé Purina from 1987 to 2005, including Vice President, Customer Interface Group from 1999 to 2002 and Vice President, Customer Development East from 1997 to 1999.

Karen L. Luey, age 47

Ms. Luey has been the Company’s Senior Vice President and Chief Financial Officer since August 2008. Ms. Luey had previously been the Jamba Juice Company’s Vice President, Controller and Principal Accounting Officer since April 2007. Previously, Ms. Luey was Vice President, Corporate Controller, and Principal Accounting Officer of LeapFrog Enterprises, located in Emeryville, California from 2005 to 2006. Prior to LeapFrog, Ms. Luey was with Sharper Image Corporation in San Francisco, California as Vice President, Finance and Controller from 2000 to 2005.

Steve Adkins, age 43

Mr. Adkins has been Jamba Juice Company’s Senior Vice President, Company Operations since July 2008. Mr. Adkins previously served as Jamba Juice Company’s Zone Vice President, East Zone beginning in 2005, and joined Jamba Juice Company in 2002 as a Regional Director of Operations for the Midwest. Previously, Mr. Adkins was with Fresh Choice from 1991 to 2002, departing as Senior Vice President of Operations.

Thibault de Chatellus, age 49

Mr. de Chatellus has been Jamba Juice Company’s Senior Vice President, Global Franchise, Development and Operations Services since August 2008, and had been Senior Vice President, International since May 2007. Mr. de Chatellus joined Jamba Juice Company after having served as an independent consultant in Dallas, Texas, focusing on business development strategies in international markets from 2005 through 2007. Prior to consulting, he held several senior executive positions with Blockbuster, Inc. in Ft. Lauderdale, Florida and

Dallas, Texas, including Senior Vice President and Category General Manager, Games from February 2003 through June 2005, Senior Vice President, Strategic Concepts from June 2001 through February 2003, Senior Vice President, Content and New Business Channels from April 2000 through June 2001, Senior Vice President, Latin America from September 1996 through April 2000.

Michael W. Fox, age 49

Mr. Fox has been the Company’s Senior Vice President and General Counsel since August 2008, and has been Corporate Secretary since July 2005. Mr. Fox joined Jamba Juice Company in February 2005 as Vice President, Legal Affairs. From August 1999 until joining Jamba Juice Company, Mr. Fox was General Counsel and a co-founder of ProMost, Inc., an e-procurement company. From 1993 to July 1999, Mr. Fox was Senior Vice President, Business Affairs and General Counsel of Sony Signatures, Inc., the entertainment merchandising and merchandise licensing company of Sony Corporation of America.

Gregory A. Schwartz, age 44

Mr. Schwartz has been Jamba Juice Company’s Senior Vice President, Supply Chain, since September 2008, and joined Jamba Juice Company in August, 2007 as Vice President, Supply Chain. Previously, Mr. Schwartz was with WalMart Stores, Inc., in Bentonville, Arkansas, where he served as Vice President, Global Procurement from 2007 until joining Jamba Juice Company. Prior to WalMart, Mr. Schwartz was with Safeway, Inc. in Pleasanton, California from 1999 to 2006 in increasingly responsible positions, including Vice President, Strategic Global Sourcing and Business Development (Blackhawk Network) from 2005 to 2006, Vice President, Strategic Sourcing and Materials Management and Senior Vice President, Omnibrand Sales from 2003 to 2005, and Director, Smart Sourcing Procurement & Senior Vice President Omnibrand Sales from 1999 to 2003.

Employees

As of December 30, 2008, we employed approximately 9,000 persons, approximately 200 of whom were at our corporate offices or part of our field support and operations. The remainder of the employees were store management and hourly store personnel. The Company also hires a significant number of seasonal employees during its peak selling season during the Spring and Summer. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good. We place a priority on staffing our stores and support center positions with skilled team members who embrace our culture and invest in training programs to ensure the quality of our store operations.

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

c/o ICR, Inc.

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

RISKS RELATED TO OUR BUSINESS

We may not be successful in implementing our strategic priorities, which may have a material adverse impact on our business and financial results.

In 2008, we defined strategic priorities we believe necessary to revitalize the Company for future growth and long-term stockholder value, including:

•	building a customer first “operationally focused” service culture;

•	building a retail food capability across all four day parts (breakfast, lunch, afternoon, and dinner);

•	accelerating the development of franchise and non-traditional store;

•	building a consumer products growth platform; and

•	continuing to implement a disciplined expense reduction plan.

There can be no assurance that we will be able to successfully implement these strategic priorities or whether these strategic priorities will be successful, either of which will impede our growth and operating results.

The failure to control our cost and expense structure could have a material adverse impact on our profitability and earnings.

As part of our revitalization efforts, we have been able to reduce both our store level expenses and our general and administrative expense. However, we will need to continue to control our costs and expenses as we focus on our strategic priorities. Any unplanned increases in store costs, marketing expenditures, or general and administrative expenses could delay us from achieving sustained profitability or otherwise have a material adverse impact on our operating results and profitability. See Financing and Liquidity Risks below.

A worsening of economic conditions, a decrease in consumer spending, or a change in the competitive conditions in this market may substantially decrease our revenues and may adversely impact our ability to implement our business strategy.

Our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. In 2008, we saw many consumers facing steep mortgage payments, tightening credit and rising energy and food prices, which adversely affected consumer spending. Accordingly, we may experience continuing declines in revenue during economic turmoil or during periods of uncertainty. Any material decline in the amount of discretionary spending, leading cost- conscious consumers to be more selective in restaurants visited, could have a material adverse effect on our revenue, results of operations, business and financial condition.

We must successfully gauge dietary and consumer preferences to succeed.

Our success depends, in part, upon the popularity of our products and our ability to develop new menu items that appeal to consumers across all four day parts. Shifts in consumer preferences away from our products, our inability to develop new menu items that appeal to consumers across all day parts, or changes in our menu that eliminate items popular with some consumers could harm our business. In 2008, we rolled out several new products on a system-wide basis to anchor our new breakfast platform, including hot oatmeal, and tested wraps, sandwiches and salads. These new products are designed to feature healthy, on-the-go items to attract new customers, increase the frequency of current customer visits, create a point of differentiation, and provide a more complete meal solution for our customers across all day parts. To the extent we misjudge the market for our products, our sales will be adversely affected, which will negatively impact our operating results.

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

Some of the new menu items we plan to introduce may involve utilizing a different distribution system than we are currently using for our products. Accordingly, our business may be harmed to the extent we are unable to economically and efficiently implement a different distribution system for new menu items.

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

We compete with many well-established companies, food service and otherwise, on the basis of taste, quality and price of product offered, customer service, atmosphere, location and overall guest experience. We compete with other smoothie and juice bar retailers, specialty coffee retailers, yogurt and ice cream shops, bagel shops, fast-food restaurants, delicatessens, cafés, take-out food service companies, supermarkets and convenience stores. Our competitors change with each of the four day parts, ranging from coffee bars and bakery cafés to casual dining chains. Aggressive pricing by our competitors or the entrance of new competitors into our markets could reduce our revenue and operating margins. We also compete with other employers in our markets for hourly workers and may become subject to higher labor costs as a result of such competition.

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

Historically, our new stores have opened with an initial ramp-up period typically lasting approximately 24 months or more, during which they generated revenue and profit below the levels at which we expect them to normalize. This is in part due to the time it takes to build a customer base in a new market, higher fixed costs relating to increased construction and occupancy costs and other start-up inefficiencies that are typical of new stores. New stores may neither be profitable nor have results comparable to our existing stores. In addition, our average store revenue and comparable store revenue may not continue to increase at the rates achieved over the past several years. The ability to operate new stores profitably and increase average store revenue and comparable store revenue will depend on many factors, some of which are beyond our control or the control of our franchisees, including many of the risks described herein. If new stores don’t perform as planned, our business and future prospects could be harmed. In addition, changes in our average store revenue or comparable store revenue could cause our operating results to vary adversely from expectations.

Fluctuations in various food and supply costs, particularly fruit and dairy, could adversely affect our operating results.

Supplies and prices of the various products that we use to prepare our offerings can be affected by a variety of factors, such as weather, seasonal fluctuations, demand, politics and economics in the producing countries. These factors subject us to shortages or interruptions in product supplies, which could adversely affect our revenue and profits. In addition, the prices of fruit and dairy, which are the main products in our offerings, can be highly volatile. The fruit of the quality we seek tends to trade on a negotiated basis, depending on supply and demand at the time of the purchase. An increase in pricing of any fruit that we use in our products could have a significant adverse effect on our profitability. If we are unable to pass along increased fruit and dairy costs, our margin will decrease and our profitability will suffer accordingly. In addition, higher diesel and gasoline prices may affect our supply costs and may affect our revenue going forward. For example, in some cases higher diesel prices have resulted in the imposition of surcharges on the delivery of commodities to its distributors, which they have generally passed on to us to the extent permitted under our arrangements with them. To help mitigate the risks of volatile commodity prices and to allow greater predictability in pricing, we typically enter into fixed price or to-be-fixed priced purchase commitments for a portion of our fruit and dairy requirements. We cannot assure you that these activities will be successful or that they will not result in our paying substantially more for our fruit supply than would have been required absent such activities. We do have some multi-year pricing agreements with certain vendors. Declines in sales may also adversely affect our business to the extent we have purchase commitments in excess of our needs. The Company actively works with its vendors under such contracts to mitigate any such “long” positions by authorizing the vendors to sell such products to other customers or by more actively promoting sales of offerings that contain such products, but there is no guarantee that the Company will be successful in its mitigation efforts.

We are primarily dependent upon one supplier for a significant amount of our food distribution.

We maintain food distribution contracts primarily with one supplier. This supplier, Southwest Traders, Inc., provided approximately 81% of cost of sales for each of our fiscal years 2008 and 2007, approximately 82% of cost of sales in fiscal 2006, and approximately 85% of cost of sales in Jamba Juice Company’s fiscal 2006, which potentially subjects us to a concentration of business risk. If this supplier had operational problems, our operations could be adversely affected.

We may face difficulties entering into new or modified arrangements with existing or new suppliers or new service providers.

If we expand our operations into new geographic areas through new Company Stores or franchises, we may have to seek new suppliers and service providers or enter into new arrangements with existing ones. We may also encounter difficulties or be unable to negotiate pricing or other terms as favorable as those we currently enjoy, which could harm our business and operating results. If we cannot replace or engage new arrangements, suppliers and/or service providers in a cost effective basis, we may need to change our purchasing practices, remove items from the menu, or make menu price adjustments. These activities could negatively impact our revenues and results of operations.

Our business could be adversely affected by increased labor costs or labor shortages.

Labor is a primary component in the cost of operating our business. We devote significant resources to recruiting and training our team members. A considerable number of the team members employed by us and our franchisees are paid at rates related to the federal minimum wage. In 2008, the federal minimum wage increased from $5.85 to $6.55 and it will increase again in 2009 to $7.25. Additionally, many of our team members work in stores located in states where the minimum wage is greater than the federal minimum and receive compensation equal to the state’s minimum wage. During 2008, we had state minimum wage increases in California, Oregon, New York, Arizona, Washington, Colorado, Illinois and Florida all above the federal minimum wage. In addition, the city of San Francisco itself has a minimum wage requirement greater than the State of California. Any further increases in the federal minimum wage or the enactment of additional state or local minimum wage increases will increase labor costs. If we are unable or unwilling to increase our menu prices or take other actions to offset increased operating costs, our operating results will suffer. Additionally, competition and labor shortages in various markets could result in higher required wage rates.

We are subject to all of the risks associated with leasing space subject to long-term non-cancelable leases.

We and our franchisees compete for real estate and our or their inability to secure appropriate real estate or lease terms could impact the ability to grow. Our leases generally have initial terms of between five and 15 years, and generally can be extended only in five-year increments if at all. All of our leases require a fixed annual rent, although some require the payment of additional rent if store revenue exceeds a specified amount. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Current locations of our stores and franchised locations may become unattractive as demographic patterns change. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations.

We may not achieve sales growth plans and other assumptions that support the carrying value of our assets and we may record lease termination costs.

The carrying value of our assets is subject to impairment reviews as of the last day of each fiscal quarter or more frequently if deemed necessary due to events or changes in circumstances. We have recorded asset impairment charges, principally related to underperforming Company Stores and, in fiscal 2008, recorded lease termination costs related to store closures. We may experience further asset impairments and lease termination costs in the future. Estimated future cash flows used in these impairment reviews could be negatively impacted if we do not achieve our sales plans, planned cost savings, and other assumptions that support the carrying value of our assets, which could result in potential impairment of further assets or a decision to close additional Company Stores.

Our business and results may be subject to disruption from work stoppages, terrorism or natural disasters.

Our operations may be subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, pandemics, fire, earthquake, flooding or other natural disasters. In particular, our corporate offices and support center is located in Northern California, near known earthquake fault lines. If a major earthquake or other natural disaster were to occur in Northern California, our corporate offices and support center may be damaged or destroyed. Such a disruption could result in the temporary or permanent loss of critical data, suspension of operations, delays in shipments of product, and disruption of business in both the affected region and nationwide, which would adversely affect our revenue as a result.

The unexpected loss of one or more members of our executive management team could adversely affect our business.

We have experienced significant changes in our executive management team in 2008, including the departure of our chief executive officer, chief financial officer, chief marketing officer, head of operations, and head of development. We have a new chief executive officer and have internally promoted other members of the executive team and increased their responsibilities. We believe that these individuals understand our operational strategies and new strategic priorities to revitalize our long-term growth and stockholder value. We have entered into employment agreements with each of these individuals, but we cannot make any assurances that we can retain these individuals for the period necessary for us to return to sustained profitability. Competition for personnel in our industry is strong and the ability to retain key employees during a revitalization effort can be difficult. The unexpected future loss of services of one or members of our executive management team could have an adverse effect on our business. If we are unable to retain key executive officers, then it may be difficult for us to maintain a competitive position within our industry or implement our strategic priorities.

Our growth strategy depends on increasing franchise ownership.

There were 511 Company Stores and 218 Franchise Stores open as of December 30, 2008. Our recent growth strategy is to transition from a Company Store model to a model more evenly weighted between Company Stores and Franchise Stores. This strategy is subject to risks and uncertainties. We may not be able to identify franchisee candidates with appropriate experience and financial resources or to negotiate mutually acceptable agreements with them. Our franchisee candidates may not be able to obtain financing at acceptable rates and terms. We may not be able to increase the percentage of franchised stores at the annual rate we desire or achieve the ownership mix of franchise stores to Company Stores that we desire.

Risks Related to Franchise Operations

The opening and success of franchised stores depend on various factors, including the following:

•	the demand for our franchises;

•	the selection of appropriate franchisee candidates;

•	financing capital expenditures;

•	locating and securing an adequate supply of new store sites;

•	competition for sites and for business;

•	negotiating leases with acceptable terms;

•	hiring and training qualified operating personnel in local markets;

•	managing construction and development costs of new stores at affordable levels, particularly in competitive markets;

•	the availability of construction materials and labor;

•	the availability of, and their ability to obtain, adequate supplies of ingredients that meet our quality standards;

•	the impact of inclement weather, natural disasters and other calamities; and

•	securing required governmental approvals (including construction, parking and other permits) in a timely manner.

As the number of franchisees increase, our revenues derived from royalties at franchise stores will increase, as will the risk that revenues could be negatively impacted by defaults in the payment of royalties.

Expansion into new geographic markets may present increased risks.

Franchise growth is planned in new geographic areas in the United States. Our future results, and the results of new franchise stores, depend on various factors, including successful selection and expansion into these new geographic markets and market acceptance of the Jamba Juice experience. Those markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets. As a result, those new stores may be less successful than stores in our existing markets. Consumers in a new market may not be familiar with the Jamba Juice brand, and we may need to build brand awareness in that market through greater investments in advertising and promotional activity than we originally planned. Franchisees may find it more difficult in new markets to hire, motivate and keep qualified employees who can project our vision, passion and culture. Stores opened in new markets may also have lower average store revenue than stores opened in existing markets, and may have higher construction, occupancy or operating costs than stores in existing markets. Furthermore, we may have difficulty in finding reliable suppliers or distributors or ones that can provide us, either initially or over time, with adequate supplies of ingredients meeting our quality standards. Revenue at stores opened in new markets may take longer to ramp up and reach expected revenue levels, and may never do so, thereby affecting overall royalty income. As with the experience of other retail food concepts who have tried to expand nationally, we may find that the Jamba Juice concept has limited or no appeal to customers in new markets or we may experience a decline in the popularity of the Jamba Juice experience. Newly opened franchise stores may not succeed, future markets and stores may not be successful and, even if we are successful, our average store revenue, and the royalty income generated therefrom, may not increase at historical rates.

Termination or non-renewal of franchise agreements may disrupt store performance.

Each franchise agreement is subject to termination by us in the event of default by the franchisee after the applicable cure periods. Upon the expiration of the initial term of a franchise agreement, the franchisee generally has an option to renew for an additional term. There is no assurance that franchisees will meet the criteria for renewal or will desire or be able to renew their franchise agreements. If not renewed, a franchise agreement and payments required thereunder will terminate. We may be unable to find a new franchisee to replace such lost revenue. Furthermore, while we will be entitled to terminate franchise agreements following a default that is not cured within the applicable cure period, if any, the disruption to the performance of the stores could materially and adversely affect our business.

Our franchising strategy means we will become more dependent on franchisees for their success.

Several of our franchisees have been experiencing financial pressures, which, in certain instances, became more exacerbated during 2008. Our franchisees closed 12 stores in fiscal 2008 and may close additional stores in the future. Royalty revenues are directly correlated to sales by franchise stores and, accordingly, franchise store closures have an adverse effect on our revenues, results of operations and cash flows. Furthermore, an insolvency or bankruptcy proceeding involving a franchisee could prevent us from collecting payments or exercising any of our other rights under the related franchise agreement.

Our re-franchising strategy may not be successful.

We are implementing a strategy to refranchise in certain geographic markets. Given the current risks and financing challenges associated with becoming a franchisee of a restaurant retailer in the current economy, we cannot predict the likelihood of re-franchising any such markets or the amount of any proceeds that might be received therefrom, including the amounts that might be realized from the sale of store assets and from any related franchise agreements. Re-franchising could result in the recognition of impairment losses on the related assets. Additionally, in certain instances, there may be change in control provisions in the lease which require us to get landlord consent for a re-franchising transaction. Failure of a landlord to consent to the assumption of a lease from us by a franchisee could cause us to remain liable for such lease obligations either as a guarantor or a sublessor.

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

We could face liability from our franchisee and from government agencies.

A franchisee or government agency may bring legal action against us based on the franchisor/franchisee relationship. Various state and federal laws govern our relationship with our franchisees and our potential sale of a franchise. If we fail to comply with these laws, we could be liable for damages to franchisees, fines or other penalties. Expensive litigation with our franchisees or government agencies may adversely affect both our profits and our important relations with our franchisees.

We periodically acquire existing Jamba Juice stores from our franchisees, which could adversely affect our results of operations.

Historically, we have acquired Jamba Juice stores from our franchisees either by negotiated agreement or exercise of our rights of first refusal or purchase option under the franchise or area development agreement. Any acquisition that we undertake involves risks, including, our ability to successfully and profitably transition acquired franchise stores into Company Stores. Failure to do so effectively could strain our financial and management resources as well as negatively impact our results of operations.

If we expand into foreign markets we will be exposed to new uncertainties and risks, which could negatively impact our results of operations.

We are exploring expanding our operations into new foreign markets, which will expose us to new risks and uncertainties, including product supply, consumer preferences, occupancy costs, operating expenses and labor and infrastructure challenges. In addition, consumers in a foreign market may not be familiar with the Jamba Juice brand, and we may need to build brand awareness in that market through greater investments in advertising and promotional activity. Finally, international operations have inherent risks such as foreign currency exchange rate fluctuations, the application and effect of local laws and regulations and enforceability of intellectual property and contract rights.

Our failure to manage our growth effectively could harm our business and operating results.

Our existing management, financial, and other resources may be inadequate to support our franchise growth strategy. Managing our growth effectively will require us to continue to enhance our financial and management controls and informational and operations systems. We may not respond quickly enough to the changing demands that our growth will impose on our management, employees and existing infrastructure. Our failure to manage our growth effectively could harm our business and operating results.

Governmental regulation may adversely affect our ability to open new stores or otherwise adversely affect our existing and future operations and results.

We and our franchisees are subject to various federal, state and local regulations. Each of our stores is subject to state and local licensing and regulation by health, sanitation, food and workplace safety and other agencies. We and our franchisees may experience material difficulties or failures in obtaining the necessary licenses or approvals for new stores, which could delay planned store openings. In addition, stringent and varied requirements of local regulators with respect to zoning, land use and environmental factors could delay or prevent development of new stores in particular locations.

We and our franchisees are subject to the U.S. Americans with Disabilities Act and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas. We and our franchisees may in the future have to modify stores, for example by adding access ramps or redesigning certain architectural fixtures, to provide service to or make reasonable accommodations for disabled persons. The expenses associated with these modifications could be material.

Our operations are also subject to the U.S. Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the U.S. Americans with Disabilities Act, family leave mandates and a variety of similar laws enacted by the states that govern these and other employment law matters. In recent years, there has been an increased legislative, regulatory and consumer focus on nutrition and advertising practices in the food industry. Establishments operating in the quick-service and fast-casual segments have been a particular focus. For example, many state and local jurisdictions have adopted a regulation requiring that restaurants that make calorie information publicly available must include that information on their menus and menu boards. We may in the future become subject to other initiatives in the area of nutrition and calorie disclosure or advertising, such as requirements to provide information about the nutritional and calorie content of our food, which could increase our expenses.

Government mandatory healthcare requirements could adversely affect our profits.

The Company pays a substantial part of the healthcare benefits for team members at the General Manager level and above and for those working at the Company’s corporate office. Other team members can purchase more limited healthcare benefits. Legislation is being proposed at the federal and state levels mandating employers to either provide health care coverage to their employees or pay into a fund that would provide coverage for them. If this type of legislation is enacted in additional geographic areas where we do business, it could have an adverse effect on our profits.

Our federal, state and local tax returns may, from time to time, be selected for audit by the taxing authorities, which may result in tax assessments, interest or penalties that could have a material adverse impact on our results of operations and financial position.

We are subject to federal, state and local taxes in the U.S. In making tax estimates and paying taxes, significant judgment is often required. Although we believe our tax positions and estimates are reasonable, if a taxing authority disagrees with the positions taken by the Company, we could have an additional tax liability, including interest and penalties. If material, payment of such additional amounts could have a material impact on our results of operations and financial position.

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

We rely on commercially available software and other technologies to provide security for processing and transmission of customer credit card data. Approximately 33% of our current revenue is attributable to credit card transactions, and that percentage is expected to climb. Our systems could be compromised in the future, which could result in the misappropriation of customer information or the disruption of systems. Either of those consequences could have a material adverse effect on our reputation and business or subject it to additional liabilities.

FINANCING AND LIQUIDITY RISKS

Our financing agreement imposes restrictions and obligations upon us that limit our ability to operate our business.

Our secured Financing Agreement (the “Financing Agreement”) imposes financial and other restrictive covenants that limit our ability to plan for and respond to changes in our business. Under the agreement, we are required to meet certain financial tests and comply with covenants, which, among other things, limit the incurrence of additional indebtedness, liens, investments, asset sales, acquisitions, and other matters customarily in such agreements. Any failure to comply with these covenants could result in an event of default under this Financing Agreement. Any default under the Financing Agreement may cause an acceleration of all outstanding amounts due under the Financing Agreement, which, if we do not have adequate cash reserves, could be detrimental to our business operations.

In addition, commencing September 11, 2009, the lenders under the Financing Agreement have a put right requiring us to repurchase 2,000,000 shares of common stock held by them at a price of $1.50 per share. Any exercise of this put right could have an adverse effect on our liquidity. The $3.0 million that would be needed to repurchase these shares are classified in restricted cash on our balance sheet.

Insufficient cash flows from operations may adversely affect our financial condition.

We had a net loss of $149.2 million for fiscal 2008 and a net loss of $113.3 million for fiscal 2007. These results have had a negative impact on our financial condition and operating cash flows. We believe the implementation of our strategic priorities will lead to our ability to sustain profitability. Our primary sources of liquidity include cash on hand as a result of the borrowing made under our Financing Agreement, a federal income tax refund of $5.2 million received in February 2009, expected availability of restricted cash and cash flows from operations. We expect that our primary sources of liquidity will be sufficient to fund non-discretionary capital expenditures and working capital through fiscal 2009. However, if we are unable to maintain sufficient working capital, we may be forced to further reduce operating expenses, sell business assets or take other actions, which could be detrimental to our business operations.

Furthermore, we may also explore other ways to improve our working capital. Although we believe there are financing alternatives available, additional capital may not be available on a timely basis or on acceptable terms, if at all. Moreover, in the event that any future financing is completed, to the extent it includes equity securities, the holders of our common stock may experience additional dilution.

The inability to fund capital expenditures may adversely impact future growth.

The success of our future growth will depend, to a significant extent, on our ability to fund the necessary capital expenditures. For example, we plan to build a retail food capability across all four day parts (breakfast, lunch, afternoon and dinner). In addition, two other strategic priorities are to implement various technology initiatives which would promote efficiency in customer service and to embark on a store refresh program in selected Company Stores to revitalize their look and feel. To the extent we are not able to fund the necessary capital expenditures to address these priorities, these priorities may take longer to implement and may not be as successful as we expect, which could have a material adverse impact on our business.

RISKS RELATING TO INTELLECTUAL PROPERTY

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

A strategic priority is to seek opportunities to extend the Jamba brand and maximize revenue by leveraging the brand in new and complementary consumer packed product categories. These revenues will be dependent on the success of the licensed products, as well as the capability and execution of our business partner.

For example, in 2008, we launched a line of Jamba Ready-to-Drink beverages under an exclusive worldwide licensing agreement with Nestlé USA. In December 2008, Nestlé voluntarily suspended production and shipments of the beverages due to production issues. While Nestlé has announced that it is fully committed to re-assessing its Jamba Ready-to-Drink beverage proposition so that it can come back stronger and positioned for success in the future, there can be no assurance when and if this may happen.

In the future, we may enter into agreements with other companies for the retail distribution of other product categories involving the licensing of the Jamba Juice trademarks. Any execution failure by our business partner or failure to adhere to the brand experience and standards expected by our customers may damage our reputation and brand value, which may potentially affect the results of operations.

The Company’s success depends on the value of the Jamba brand.

The Jamba brand practice is to inspire and simplify healthy living. We believe we must preserve and grow the value of the Jamba brand in order to be successful in building our business and particularly in building a consumer products growth platform. Brand value is based in part on consumer perceptions and the Jamba brand has been highly rated in several brand studies. Our brand building initiatives involve increasing our product offerings and opening new stores to increase awareness of our brand and create and maintain brand loyalty. If our brand building initiatives are unsuccessful, or if business incidents occur which erode consumer perceptions of our brand, then the value of our products may diminish and we may not be able to implement our business strategy.

RISKS RELATED TO THE FOOD SERVICE BUSINESS

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

We may not be adequately insured against all risks and our insurers may not pay a particular claim. Furthermore, in the future, we may not be able to obtain adequate insurance coverage at reasonable rates for our operations. We may also be subject to calls, or premiums, in amounts based not only on our own claim records but also the claim records of all other members of the protection and indemnity associations through which we receive indemnity insurance coverage for tort liability. Our insurance policies also contain deductibles, limitations and exclusions, which, although we believe are standard in the food service industry, may nevertheless increase our costs.

Restaurant companies, including Jamba Juice, have been the target of class action lawsuits and other proceedings alleging, among other things, violations of federal and state workplace and employment laws. Proceedings of this nature, if successful, could result in our payment of substantial damages.

Our results of operations may be adversely affected by legal or governmental proceedings brought by or on behalf of employees or customers. In recent years, a number of restaurant companies, including Jamba Juice Company, have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination, tip policy and similar matters. A number of these lawsuits have resulted in the payment of substantial awards by the defendants. Similar lawsuits have been instituted against us in the past alleging violations of state and federal wage and hour laws and failure to pay for all hours worked. Although we are not currently a party to any class action lawsuits, we could incur substantial damages and expenses resulting from lawsuits, which would increase the cost of operating the business and decrease the cash available for our business.

RISKS RELATED TO OWNERSHIP OF COMMON STOCK

We currently fail to meet one of NASDAQ’s listing requirements and if our common stock is delisted it could negatively impact the price of our common stock, our ability to access the capital markets, and trigger a put right.

Our common stock is currently listed on the NASDAQ Global Market. A continual listing requirement of the NASDAQ is that the bid price of our common stock not close below the minimum of $1.00 per share for a 30-consecutive business day period. We are not currently in compliance with this requirement. However, NASDAQ has suspended enforcement of this requirement until April 20, 2009. If, absent a continued suspension of this rule by NASDAQ after April 20, 2009, we fail to regain compliance with the minimum bid price requirement after enforcement of this requirement is resumed on April 20, 2009, or if at any time we fail to satisfy any of the other requirements for continued listing, our common stock could be delisted from the NASDAQ Global Market. The delisting of our common stock would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock.

If delisted from the NASDAQ Global Market, our common stock will likely be quoted in the over-the-counter market in the so-called “pink sheets” or quoted in the OTC Bulletin Board. In addition, our common stock would be subject to the rules promulgated under the Securities Exchange Act of 1934 relating to “penny stocks.” These rules require brokers who sell securities that are subject to the rules, and who sell to persons other than established customers and institutional accredited investors, to complete required documentation, make suitability inquiries of investors and provide investors with information concerning the risks of trading in the security. These requirements could make it more difficult to buy or sell our common stock in the open market. In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from the NASDAQ Global Market could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

Furthermore, delisting from the NASDAQ Global Market would trigger a put right on behalf of our lenders requiring us to repurchase 2,000,000 shares of common stock held by them at a price of $1.50 per share.

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to various factors.

Our quarterly operating results may fluctuate significantly because of various factors, including:

•	the impact of inclement weather;

•	changes in consumer preferences and discretionary spending;

•	the timing of new franchise store openings and related revenue;

•	labor availability and wages of store management and team members;

•	changes in comparable store revenue and customer visits, including as a result of the introduction of new menu items;

•	variations in general economic conditions, such as, for example, those relating to changes in gasoline prices;

•	negative publicity about the ingredients we use or the occurrence of food-borne illnesses or other problems at our stores;

•	increases in infrastructure costs;

•	fluctuations in supply prices; and

•	fluctuations in the fair value of the derivative liability associated with outstanding warrants.

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

Our outstanding warrants are classified as derivative liabilities and therefore, their fair values are recorded as derivative liabilities on our balance sheet. Changes in the fair values of the warrants will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in our statement of operations. We are required to assess these fair values of derivative liabilities each quarter and as the value of the warrants is quite sensitive to changes in the market price of our stock, among other things, fluctuations in such value could be substantial and could cause our results to not meet the expectations of securities analysts and investors. These fluctuations will continue to impact our results of operations as described above for as long as the warrants are outstanding. The warrants will expire on June 28, 2009.

Failure of the Company’s internal control over financial reporting could harm its business and financial results.

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes: (i) maintaining reasonably detailed records that accurately and fairly reflect our transactions; and (ii) providing reasonable assurance that we (a) record transactions as necessary to prepare the financial statements, (b) make receipts and expenditures in accordance with management authorizations, and (c) would timely prevent or detect any unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. A significant financial reporting failure could cause an immediate loss of investor confidence in us and a sharp decline in the market price of our common stock.

Our anti-takeover provisions may delay or prevent a change of control of us, which may adversely affect the price of our common stock.

Certain provisions in our corporate documents and Delaware law may delay or prevent a change of control of us, which could adversely affect the price of our common stock. For example, we have adopted a stockholder rights plan, commonly known as a “poison pill,” which would make it difficult for someone to acquire the Company without the approval of the Board of Directors. Also, the Company’s amended and restated certificate of incorporation and bylaws include other anti-takeover provisions such as:

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

The Company’s corporate headquarters is located at 6475 Christie Avenue, Emeryville, California. This facility is occupied under a lease for approximately 36,000 square feet, at a cost of approximately $1.0 million per year and has a lease term that expires December 31, 2017.

The Company currently operates all of its stores under leases and typically signs five to 15 year leases. The Company does not intend to purchase real estate for any of its sites in the future. The Company believes that the size and flexibility of its format provide it with a competitive advantage in securing sites.

The Company currently serves its customers through a combination of Company Stores and Franchise Stores in 21 different states and the Bahamas.

	Store Count as of December 30, 2008
	Company Stores	Franchise Stores	Total
Arizona	12	22	34
California	338	50	388
Colorado	17	6	23
Florida	22	1	23
Illinois	34	—	34
Indiana	1	—	1
Minnesota	8	1	9
New Jersey	2	2	4
Nevada	11	2	13
New York	20	1	21
Oregon	9	15	24
Utah	10	7	17
Washington	26	11	37
Wisconsin	1	—	1
Bahamas	—	1	1
Hawaii	—	34	34
Idaho	—	5	5
Massachusetts	—	1	1
North Carolina	—	3	3
Oklahoma	—	8	8
Pennsylvania	—	2	2
Texas	—	46	46

Total	511	218	729

ITEM 3.	LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising in the ordinary course of its business, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders for the fiscal quarter ended December 30, 2008.

PART II

ITEM 5.	MARKET FOR JAMBA, INC.’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The closing price per share of Jamba, Inc. common stock, warrants and units as reported on the NASDAQ Global Market on March 6, 2009, was $0.40, $0.01 and $0.47, respectively.

The following table sets forth, for the fiscal quarter indicated, the quarterly high and low closing sales prices of our units, common stock and warrants as reported on the NASDAQ Global Market, as applicable, for each quarter during the last two fiscal years.

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
2007 First Quarter	$10.66	$8.76	$4.74	$3.14	$14.56	$11.80
2007 Second Quarter	10.30	8.62	4.50	3.11	15.36	11.86
2007 Third Quarter	8.26	6.27	2.91	1.80	10.93	8.10
2007 Fourth Quarter	6.34	3.06	1.78	0.54	8.41	3.72
2008 First Quarter	3.68	2.14	0.58	0.16	4.56	1.65
2008 Second Quarter	2.64	1.13	0.25	0.06	2.85	1.11
2008 Third Quarter	1.34	0.55	0.09	0.03	1.70	0.61
2008 Fourth Quarter	0.73	0.40	0.03	0.01	1.16	0.51

We have not historically paid any cash dividends. We intend to continue to retain earnings for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future.

As of March 6, 2009, there were 87 holders of record of our common stock, one holder of record of our units and one holder of record of our warrants.

Performance Graph

The following graph compares our cumulative total stockholder return since June 30, 2005 with the cumulative total return of (i) the NASDAQ Global Market, (ii) the Russell 2000 Index and (iii) Russell MicroCap Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on July 28, 2005. The Company is using the Russell MicroCap Index for the first time in its performance graph because we believe the other companies in that index are currently a better comparison for us, particularly in terms of market capitalization. We also note that due to the drop in our market capitalization, our Common Stock was excluded from the Russell 2000 Index during 2008.

	7/05	9/05	12/05	3/06	6/06	9/06	1/07	3/07	6/07	9/07	1/08	3/08	6/08	9/08	12/08
Jamba Inc.	100.00	101.57	101.85	145.79	141.23	126.96	138.94	130.96	130.39	100.29	52.78	37.80	26.39	12.84	6.56
NASDAQ Composite	100.00	105.44	108.44	115.87	108.26	112.95	121.59	122.15	130.78	136.32	132.85	114.17	115.36	102.40	77.46
Russell 2000	100.00	104.69	105.88	120.64	114.58	115.08	125.33	127.77	133.41	129.28	123.36	111.15	111.80	110.56	81.68
Russell MicroCap	100.00	106.06	107.40	122.58	114.28	113.51	125.16	126.32	130.52	124.50	115.15	100.85	97.28	96.47	69.35

ITEM 6.	SELECTED FINANCIAL DATA

The table below summarizes the Company’s recent financial information. The historical information was derived from the consolidated financial statements of Jamba, Inc. and subsidiary for the fiscal years ended December 30, 2008, January 1, 2008, January 9, 2007, the transition period of January 1 through January 10, 2006 and the period beginning with Jamba, Inc.’s inception (January 6, 2005) through December 31, 2005. The information for Jamba, Inc. for the fiscal year ended January 9, 2007 includes the operations for Jamba Juice Company from November 29, 2006 through January 9, 2007. The data set forth below should be read in conjunction with the consolidated financial statements and notes thereto in Item 8 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

(In thousands, except share data and per share amounts)

Statements of Operations Data

	Fiscal Year Ended December 30, 2008	Fiscal Year Ended January 1, 2008(1)	Fiscal Year Ended January 9, 2007(2)	Period from January 1, 2006 to January 10, 2006	Period from January 6, 2005 (inception) to December 31, 2005
Revenue:
Company stores	$333,784	$306,035	$22,064	$—	$—
Franchise and other revenue	9,106	11,174	1,051	—	—

Total revenue	342,890	317,209	23,115	—	—

Costs and operating expenses:
Cost of sales	89,163	84,226	6,039	—	—
Labor	120,251	102,661	8,524	—	—
Occupancy	44,868	37,458	3,590	—	—
Store operating	43,714	39,942	4,222	—	—
Depreciation and amortization	24,717	19,168	1,878	—	—
General and administrative	48,057	48,384	6,195	—	—
Store pre-opening	2,044	5,863	285	—	—
Impairment of long-lived assets	27,802	1,550	—	—	—
Store lease termination and closure	10,029	718	—	—	—
Trademark and goodwill impairment	84,061	200,624	—	—	—
Other operating	3,817	4,806	675	—	—
Formation and operating	—	—	—	6	197

Total costs and operating expenses	498,523	545,400	31,408	6	197

Loss from operations	(155,633)	(228,191)	(8,293)	(6)	(197)

Other income (expense):
Gain (loss) on derivative liabilities	7,895	59,424	(57,383)	173	2,125
Interest income	365	3,517	4,177	92	1,453
Interest expense	(2,064)	(181)	(71)	—	—

Total other income (expense)	6,196	62,760	(53,277)	265	3,578

Income (loss) before income taxes	(149,437)	(165,431)	(61,570)	259	3,381
Income tax benefit (expense)	274	52,135	2,544	38	(85)

Net income (loss)	$(149,163)	$(113,296)	$(59,026)	$297	$3,296

Weighted-average shares used in the computation of earnings (loss) per share:
Basic	53,252,855	52,323,898	24,478,384	21,000,000	11,777,489
Diluted	53,252,855	52,323,898	24,478,384	23,703,268	13,049,709
Earnings (loss) per share:
Basic	$(2.80)	$(2.17)	$(2.41)	$0.01	$0.28
Diluted	$(2.80)	$(2.17)	$(2.41)	$0.01	$0.25

(1)	Due to the Company’s change in fiscal year, the fiscal year ended January 1, 2008 contains the results of operations for a 51-week year.

(2)

The information for the Company for the fiscal year ended January 9, 2007 includes operations for Jamba Juice Company from November 29, 2006 through January 9, 2007. The information is only a summary and should be read in conjunction with the historical consolidated financial statements and related notes. Proforma information can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Selected Balance Sheet Data (at period end)

	December 30, 2008	January 1, 2008	January 9, 2007	January 10, 2006	December 31, 2005
Cash and cash equivalents	$20,822	$23,016	$87,379	$977	$977
Cash held in trust	—	—	—	128,266	128,174
Total assets	145,720	275,002	467,553	129,339	129,208
Note payable	22,829	—	—	—	—
Total liabilities, including $25,241 of common stock subject to possible redemption as of January 10, 2006 and December 31, 2005	105,299	91,494	181,678	39,232	39,398
Total stockholders’ equity	40,421	183,508	285,875	90,107	89,810
Total liabilities and stockholders’ equity	145,720	275,002	467,553	129,339	129,208

Jamba Juice Company

The historical information was derived from the consolidated financial statements of Jamba Juice Company as of November 28, 2006 and for the period from June 28, 2006 through November 28, 2006 and as of and for the fiscal years ended June 27, 2006, June 28, 2005 and June 29, 2004 (53 weeks). The information is only a summary and should be read in conjunction with the historical consolidated financial statements and related notes. The historical results included below are not indicative of the future performance of Jamba Juice Company.

(In thousands)

	Period From June 28, 2006 to November 28, 2006	Fiscal Years Ended(1)
		June 27, 2006	June 28, 2005	June 29, 2004
Statements of Operations Data:
Revenue:
Company stores	$116,967	$243,668	$202,073	$165,856
Franchise and other revenue	4,894	9,337	6,976	6,922

Total revenue	121,861	253,005	209,049	172,778

Costs and operating expenses:
Cost of sales	29,983	61,034	51,299	39,253
Labor	37,078	79,664	67,327	55,441
Occupancy	12,672	26,982	21,119	14,486
Store operating	13,208	28,920	26,525	19,819
Depreciation and amortization	5,946	12,905	10,355	7,719
General and administrative	14,773	30,011	25,113	23,278
Store pre-opening	1,031	2,677	3,077	2,659
Other operating	2,093	4,145	1,399	4,939

Total costs and operating expenses	116,784	246,338	206,214	167,594

Income from operations	5,077	6,667	2,835	5,184

Other income (expense):
Interest income	79	115	51	59
Interest expense	(382)	(1,203)	(829)	(547)

Total other expense	(303)	(1,088)	(778)	(488)

Income before income taxes	4,774	5,579	2,057	4,696
Income tax (expense) benefit	(2,558)	(2,601)	(1,972)	12,250

Net income	$2,216	$2,978	$85	$16,946

Selected Balance Sheet Data (at period end):
Total assets	$114,915	$106,102	$93,267	$72,172
Long-term debt and other	12,054	11,242	22,365	11,386
Total liabilities	74,993	68,801	59,513	39,034
Convertible redeemable preferred stock	52,162	52,162	52,162	52,162
Total common stockholders’ deficit	(12,240)	(14,861)	(18,408)	(19,024)
Total liabilities and common stockholders’ deficit	114,915	106,102	93,267	72,172

(1)	Fiscal 2004 includes 53 weeks. All other fiscal years are 52 week periods.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with Part II, Item 6 “Selected Financial Data” and our audited consolidated financial statements and the related notes thereto included in Item 8 “Financial Statements and Supplementary Data.” In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ from these expectations as a result of factors including those described under Item 1A, “Risk Factors,” “Special Note Regarding Forward-Looking Statements” and elsewhere in this Form 10-K.

JAMBA, INC. OVERVIEW

Jamba, Inc. (formerly called Services Acquisition Corp. International, “SACI”) is a holding company and through its wholly-owned subsidiary, Jamba Juice Company, owns and franchises Jamba Juice stores. We believe we are the leading retailer of premium quality blended-to-order fruit smoothies, squeezed-to-order juices, blended beverages and healthy snacks. As of December 30, 2008, we had 729 Jamba Juice stores, of which 511 were Company Stores and 218 were Franchise Stores.

We acquired Jamba Juice Company on November 29, 2006 through a merger transaction. The merger transaction was accounted for as a purchase business combination with Jamba, Inc. acquiring Jamba Juice Company.

We are providing results of operations for both the Company and Jamba Juice Company. Our results of operations are presented for four fiscal periods from January 10, 2006 to our most recent fiscal year end, which was December 30, 2008. The most recent of the four fiscal periods is our fiscal year ended December 30, 2008. The prior period presented is our fiscal year ended January 1, 2008. The second prior period presented is our fiscal year ended January 9, 2007, which, because of our acquisition of Jamba Juice Company on November 29, 2006, include the operations of Jamba Juice Company for a six-week period from November 29, 2006 to January 9, 2007. Finally, the fourth fiscal period presented is the ten day transition period from January 1, 2006 to January 10, 2006 which resulted from our initial change in fiscal year which we had implemented with the acquisition.

Fiscal Year

Our fiscal year ends on the Tuesday closest to December 31st and therefore we have a 52 or 53 week fiscal year with the first fiscal quarter being sixteen weeks, the second and third quarters being twelve weeks, and the fourth quarter being twelve or thirteen weeks. Effective June 7, 2007, we changed our fiscal year end from the second Tuesday following December 31 and, as a result, the fourth fiscal quarter of fiscal 2007 was an eleven-week period. We believe that the one week difference in our fiscal year change is insignificant for comparison purposes and would not be material to reporting the overall financial condition or operating results of our Company as a whole. Unless otherwise stated, references to years in the report relate to fiscal years rather than to calendar years. The following fiscal periods are presented in this report.

Fiscal Period	Period Covered	Weeks
Fiscal Year 2008	January 2, 2008 to December 30, 2008	52
Fiscal Year 2007	January 10, 2007 to January 1, 2008	51
Fiscal Year 2006	January 11, 2006 to January 9, 2007	52
Transition Period	January 1, 2006 to January 10, 2006

All references to store counts, including data for new store openings, are reported net of related store closures, unless otherwise noted.

EXECUTIVE OVERVIEW

Fiscal 2008 Financial Results Summary

•	Consolidated revenue growth of 8.1% to $342.9 million driven primarily by new Company Store openings and acquisitions.

•	Comparable Company Store sales decreased 8.1% for the year with a declining trend over the course of the year.

•

Loss from operations of $155.6 million. Loss from operations includes loss of $27.8 million from impairment of long-lived assets, loss of $84.0 million from impairment of goodwill, trademark and other intangibles, loss of $10.0 million from store lease termination and closure costs and $4.2 million in non-cash share-based compensation.

•	Net loss of $149.2 million.

•	Diluted loss per share of $(2.80).

•

General and administrative expense as a percent of total revenue was 14.0%. General and administrative expense include a restructuring charge of $2.2 million associated with severance payable as a result of a reduction of the Company’s workforce and $2.1 million related to the acceleration of stock options.

Fiscal 2008 Challenges

During 2008, we experienced significant declines in our overall business results. We believe such declines have occurred as recent events such as the housing and financial market crisis, rising unemployment, higher costs for consumer staples, and the general decline in consumer confidence all contributed to a deepening economic recession, which has driven a significant adverse impact in consumer discretionary spending and, as a result, in reduced consumer traffic in our stores. Decreases in consumer traffic not only adversely affect our revenue, but caused a de-leveraging of our fixed expenses such as occupancy costs, thereby negatively affecting our operating margins. In addition to the challenging economic conditions, we continued to suffer weather-driven sales volatility and strong competition, particularly in selected markets.

We also believe several operational factors contributed to our operating results in fiscal 2008. Our business model and growth strategy of heavy focus on Company Stores with less emphasis on Franchise Stores, and the associated cost structure of operating Company Stores caused a disproportionate effect with fiscal 2008’s adverse economic conditions. We were also disappointed with the performance of many of our 99 newer stores, which we attribute, in part, to site selection decisions which also compromised our existing Company Stores. These factors, when combined with the unprecedented economic turmoil experienced in fiscal 2008, led to significant profitability challenges and disappointing financial results.

Fiscal 2008 Accomplishments

Since August 2008, when Steven R. Berrard, the Company’s Chairman of the Board, served as interim President and Chief Executive Officer of the Company, we have embarked on several revitalization activities to position the Company for future success. Through fiscal 2008, our revitalization strategy focused on:

Enhancing and managing our liquidity. In September 2008, we completed a $25 million senior debt financing which strengthened our financial position. We also took several cost-cutting actions to improve our working capital position. We also reduced our capital expenditures and moved toward for the short-term, making future capital expenditures discretionary in nature.

Changing our business model. We announced a goal of becoming more evenly weighted between Company Stores and Franchise Stores. We also implemented more stringent site selection criteria for future Company Store development. We also increased the priority to leverage the Jamba brand through consumer products licensing.

Improving our Company Store financial performance. We implemented several store-level savings initiatives designed to, among other things: lower costs of goods sold through reformulations and waste improvements; improve store labor savings through operational simplifications, provide better wage and benefit management, and realize the positive effect of our labor planning system; achieve rent and occupancy savings through re-negotiations with landlords and store closures; and reduce controllable and other store costs as a result of better cost controls and processes and the re-negotiations of service contracts.

Reducing our general and administrative expenses. We have eliminated positions and implemented other cost reduction activities. We have also identified technology enhancements that should improve our efficiencies by automating current manual processes. We believe the actions we have taken to date put us on track to achieve our 2009 target for G&A expense to be less than 10% of total revenue, before share-based compensation expenses.

Hiring a permanent CEO and strengthening the management team. In fiscal 2008, we experienced significant changes in our executive management team, including the departure of our chief executive officer, chief financial officer, senior vice president, operations, senior vice president and chief marketing and brand officer, and senior vice president, development. On December 1, 2008, James D. White joined the Company as President and Chief Executive Officer. In addition, as a result of the above-referenced departures, we internally promoted other members of the executive team and increased their responsibilities. We believe this executive team can execute on our revitalization strategies.

Fiscal 2009 and Beyond

In fiscal 2009, we will continue to focus and execute on our revitalization efforts. To that end, the strategic priorities for fiscal 2009, which are described in more detail in Part I, Item 1 “Business,” include:

•	building a customer first “operationally focused” service culture;

•	building a retail food capability across all four day parts (breakfast, lunch, afternoon, and dinner);

•	accelerating the development of franchise and non-traditional stores;

•	building a consumer products growth platform; and

•	continuing to implement a disciplined expense reduction plan.

There is significant uncertainty with respect to the economy in fiscal 2009. While our revitalization plan addresses factors we can control, we can only mitigate the significant effect an adverse economic environment has on most retailers, including those dependent to a large extent on discretionary consumer spending. Accordingly, we expect to report flat or negative comparable store sales for fiscal 2009. We are also targeting:

•	Cost of sales at or below 26% of Company Store revenue after giving effect to increased cost pressure on commodities.

•	Labor costs at or below 34% of Company Store revenue.

•	Other controllable costs at or below 3.5% of Company Store revenue.

•	General and administrative expenses at or below 10% of total revenue, before share-based compensation expense.

We also plan minimal new Company Stores development and 50 or more new Franchise Stores, mostly in the non-traditional format.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require management to make estimates and assumptions about future events and its impact on amounts reported in the Company’s consolidated financial statements and related notes. Since future events and their impact cannot be determined with certainty, actual results may differ from management’s estimates. Such differences may be material to the consolidated financial statements.

Management of the Company believes its application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances dictate a change.

The Company’s accounting policies are more fully described in Note 1 “Business and Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements,” included elsewhere in this annual report on Form 10-K (“2008 Form 10-K”). The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing the consolidated financial statements.

Impairment of Long-Lived Assets

Long-lived assets, including leasehold improvements, and other fixed assets are reviewed for impairment when indicators of impairment are present. Expected cash flows associated with an asset, in addition to other quantitative and qualitative analyses are the key factors in determining the recoverability of the asset. Identifiable cash flows are measured at the individual store level. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance. Management’s estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to our business model or changes in operating performance. If the sum of the undiscounted cash flows is less than the carrying value of the asset, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

The Company recorded $27.8 million, $1.6 million and $0 in long-lived asset impairment charges during fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Trademark, Goodwill and Other Intangible Asset Impairment

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. As required by SFAS No. 142, the Company tests for goodwill impairment annually (at year-end) or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The required two-step approach uses accounting judgments and estimates of future operating results. Changes in estimates or the application of alternative assumptions could produce significantly different results. Impairment testing is done at a reporting unit level. An impairment loss generally is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue growth, discount rate, public-market trading multiples and control premiums. The fair value of the reporting unit is reconciled to the Company’s market capitalization plus an estimated control premium.

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

As a result of the evaluation of goodwill and trademarks, the Company recorded a non-cash impairment charge of $1.4 million and $82.6 million related to goodwill and trademarks, respectively, in fiscal 2008. The

Company also recorded a non-cash impairment charge of $111.0 million and $89.6 million related to goodwill and trademarks, respectively, in fiscal 2007.

Intangible assets subject to amortization (primarily franchise agreements, employment/nonsolicitation agreements, reacquired franchise rights and a favorable lease portfolio) are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Intangible assets are amortized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. Estimated useful lives for the franchise agreements are 13.4 years. The useful life of reacquired franchise rights is the remaining term of the respective franchise agreement. The useful life of the favorable lease portfolio is based on the related lease term.

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

Jambacard Revenue Recognition

The Company, through its subsidiary Jamba Juice Company, sells jambacards to its customers in its retail stores and through its website at www.jambajuice.com. The Company’s jambacards do not have an expiration date. The Company recognizes income from jambacards when (i) the jambacard is redeemed by the customer or (ii) the likelihood of the jambacard being redeemed by the customer is remote (also referred to as “breakage”) and it determines that it does not have a legal obligation to remit the value of unredeemed jambacards to the relevant jurisdictions. Management of the Company establishes when redemption is determined to be remote based upon historical redemption patterns. Management of the Company has evaluated the redemption patterns associated with its jambacards and has concluded that redemptions become remote after three years of inactivity. As a result, the Company recognized income from jambacard breakage of $2.1 million in fiscal 2008, $1.5 million in fiscal 2007 and $0.3 million in fiscal 2006. Jambacard breakage income is recorded as a reduction in other operating expenses in our consolidated statements of operations.

Jamba Juice Company has sold the jambacard since November of 2002. The jambacard works as a reloadable gift or debit card. At the time of the initial load, in an amount between $5 and $500, the Company records an obligation that is reflected as jambacard liability on the consolidated balance sheets. The Company relieves the liability and records the related revenue at the time a customer redeems any part of the amount on the card. The card does not have any expiration provisions and is not refundable, except as otherwise required by law.

Self-Insurance Reserves

The Company was self-insured through September 30, 2008 for existing and prior years’ exposures related to workers’ compensation, and healthcare benefits. Liabilities associated with the risks that the Company retains are estimated in part, by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The estimated accruals for these liabilities are based on statistical analyses of historical industry data as well as our actual historical trends. If actual claims experience differs from our assumptions, historical trends, and estimates, changes in our insurance reserves would impact the expense recorded in our consolidated statements of operations. The Company changed to a guaranteed cost program for workers compensation effective October 1, 2008.

Income Taxes

The provision for income taxes is determined in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. In establishing deferred income tax assets and liabilities, management of the Company makes judgments and interpretations based on enacted tax laws and published tax guidance applicable to the Company’s operations. The Company records deferred tax assets and liabilities and evaluates the need for valuation allowances to reduce deferred tax assets to estimated realizable amounts. Changes in the Company’s valuation of the deferred tax assets or changes in the income tax provision may affect its annual effective income tax rate.

A valuation allowance is provided for deferred tax assets when it is “more likely than not” that some portion of the deferred tax asset will not be realized. Because of the Company’s recent history of operating losses, management believes the recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. A full valuation allowance has been recorded for the net deferred tax assets at December 30, 2008, which increases the valuation allowance by $59.7 million for the fiscal year ended December 30, 2008.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financials in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Effective January 10, 2007, the Company adopted the provisions of FIN No. 48 and the provisions of FIN No. 48 have been applied to all income tax positions commencing that date. There was no effect on beginning retained earnings of applying the provisions of FIN No. 48 in the consolidated balance sheets as of January 10, 2007. The Company classifies estimated interest and penalties related to the underpayment of income taxes as a component of income tax expense in the accompanying consolidated statements of operations.

Prior to fiscal 2007, the Company determined its tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The Company recorded estimated tax liabilities to the extent the contingencies were probable and could be reasonably estimated.

Share-based compensation

The Company accounts for share-based compensation under SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility and the expected life of the award. The risk-free rate of interest is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. Expected dividends are zero based on history of not paying cash dividends on the Company’s common stock. Expected volatility is based on a 50/50 blend of historic, daily stock price observations of the Company’s common stock since its inception and historic, daily stock price observations of the Company’s peers (companies in Jamba Juice Company’s industry that are viewed as a “concept” and a leader in the premium, specialty growth segment) during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. SFAS 123R also requires that estimated forfeitures be included as a part of the grant date estimate. We use historical data to estimate expected employee behaviors related to option exercises and forfeitures. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models or assumptions, nor is there a means to compare and adjust the estimates to actual values, except for annual adjustments to reflect actual forfeitures.

Accounting for Warrants and Derivative Instruments

On July 6, 2005, the Company consummated its initial public offering of 15,000,000 warrants (the “Warrants”). On July 7, 2005, the Company consummated the closing of an additional 2,250,000 warrants that were subject to the underwriters’ over-allotment option. Each Warrant entitles the holder to purchase from the Company one share of its common stock at an exercise price of $6.00 per share and expires on June 28, 2009. These Warrants are freely traded on the NASDAQ Global Market under the symbol “JMBAW.”

The Company sold to the representative of the underwriter, for $100, an option to purchase up to a total of 750,000 units (the “Units”). Each Unit consists of one share of common stock and one redeemable common stock purchase warrant (“Embedded Warrants”). The Embedded Warrants issuable upon exercise of this option are identical to those sold in the initial public offering, except that the Embedded Warrants have an exercise price of $7.50 (125% of the exercise price of the Warrants). These Units are freely traded on the NASDAQ Global Market under the symbol “JMBAU.” This option is exercisable at $10.00 per Unit and expires on June 29, 2010.

The Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset, or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, the 17,250,000 Warrants issued to purchase common stock are separately accounted for as liabilities. The fair value of these Warrants is shown on the Company’s consolidated balance sheets and the unrealized changes in the values of these derivatives are shown in the Company’s consolidated statements of operations as “Gain (loss) on derivative liabilities.” Since these warrants are freely traded on the NASDAQ Global Market, the fair value of the Warrants is estimated based on the market price of a warrant at each period-end. To the extent that the market price increases or decreases, the Company’s derivative liabilities will also increase or decrease, impacting the Company’s consolidated statements of operations.

Fair values for exchange-traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market-based pricing models incorporating readily observable market data and requiring judgments and estimates. The option to purchase 750,000 shares is considered an equity instrument, as the underlying shares do not need to be registered, and all other criteria to be accounted for as an equity instrument have been fulfilled. The accounting for the Embedded Warrants follows the same accounting guidelines as the 17,250,000 warrants discussed previously, and is considered a liability in accordance with EITF 00-19.

The Company used the fair value to estimate the fair value of the Embedded Warrants as of January 9, 2007 and used the Black-Scholes pricing model for all other reporting periods. Option valuation models, including

Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award and was 0.5% as of December 30, 2008, 3.1% as of January 1, 2008, and 4.7% as of January 9, 2007. Expected dividends are zero based on history of not paying cash dividends on the Company’s common stock. The Company does not have any plans to pay dividends in the future. The expected term was determined to be the remaining contractual life of the option or derivative of 1.5 years as of December 30, 2008, 2.5 years as of January 1, 2008, and 3.5 years as of January 9, 2007.

Due to its limited trading history as an operating entity, the Company uses volatility rates based on a 50/50 blend of historic, daily stock price observations of the Company’s common stock since its inception and historic, daily stock price observations of the Company’s peers (companies in Jamba Juice Company’s industry that are viewed as a “concept” and a leader in the premium, specialty growth segment) for a period prior to the balance sheet date that is equal in length to the expected term. Prior to the Merger, the Company used volatility rates based upon a sample of comparable special purpose acquisition corporations. The volatility factor used in Black-Scholes has a significant effect on the resulting valuation of the derivative liabilities on the Company’s consolidated balance sheets. The volatility index used for the calculation was 71.6% as of December 30, 2008, 42.6% as of January 1, 2008, and 34.4% as of January 9, 2007. The Company used the relative fair value to estimate the fair value of the Embedded Warrants as of January 9, 2007 and used the Black-Scholes pricing model for all other reported periods. Relative fair value is estimated as the difference between the closing market price of the Company’s common stock and the exercise price of the derivative. The Company’s stock price and volatility estimates will likely change in the future, and will therefore affect the derivative liabilities recorded. To the extent that the Company’s stock price increases or decreases, its derivative liabilities will also increase or decrease, absent any change in volatility rates and risk-free interest rates.

The estimated fair value of the warrants was $0.1 million, $9.3 million and $69.5 million as of December 30, 2008, January 1, 2008, and January 9, 2007, respectively. The estimated fair value of the Embedded Warrants was $0 as of December 30, 2008 and January 1, 2008 and $1.7 million as of January 9, 2007. Such amounts are recorded as derivative liabilities in the consolidated balance sheets.

The Company issued new warrants to purchase 304,581 shares of Company common stock (the “Rolled-Over Warrants”) on November 29, 2006, in exchange for the then outstanding warrants of Jamba Juice Company. These Rolled-Over Warrants contained terms and expiration dates that were substantially similar to the terms contained in the original Jamba Juice Company warrants. Since the Rolled-Over Warrants do not contain a requirement to register the underlying shares and none of the other criteria that would require the Rolled-Over Warrants to be treated as derivative instruments have been met, the Rolled-Over Warrants are considered an equity instrument and were recorded as part of the purchase price of Jamba Juice Company at their acquisition date estimated fair value of $2.3 million.

JAMBA, INC. RESULTS OF OPERATIONS—FISCAL 2008 COMPARED TO FISCAL 2007

The discussion that follows should be read in conjunction with the consolidated financial statements and notes thereto. Our consolidated results of operations for fiscal 2008 and 2007 are summarized below.

(In thousands, except share data and per share amounts)

	Fiscal year ended
	December 30, 2008	%(1)	January 1, 2008	%(1)
Revenue:
Company stores	$333,784	97.3%	$306,035	96.5%
Franchise and other revenue	9,106	2.7%	11,174	3.5%

Total revenue	342,890	100.0%	317,209	100.0%

Costs and operating expenses:
Cost of sales	89,163	26.7%	84,226	27.5%
Labor	120,251	36.0%	102,661	33.5%
Occupancy	44,868	13.4%	37,458	12.2%
Store operating	43,714	13.1%	39,942	13.1%
Depreciation and amortization	24,717	7.2%	19,168	6.0%
General and administrative	48,057	14.0%	48,384	15.3%
Store pre-opening	2,044	0.6%	5,863	1.8%
Impairment of long-lived assets	27,802	8.1%	1,550	0.5%
Store lease termination and closure	10,029	2.9%	718	0.2%
Trademark and goodwill impairment	84,061	24.5%	200,624	63.2%
Other operating	3,817	1.1%	4,806	1.5%

Total costs and operating expenses	498,523	145.4%	545,400	171.9%

Loss from operations	(155,633)	(45.4)%	(228,191)	(71.9)%

Other income (expense):
Gain from derivative liabilities	7,895	2.3%	59,424	18.7%
Interest income	365	0.1%	3,517	1.1%
Interest expense	(2,064)	(0.6)%	(181)	(0.1)%

Total other income, net	6,196	1.8%	62,760	19.7%

Loss before income taxes	(149,437)	(43.6)%	(165,431)	(52.2)%
Income tax benefit	274	0.1%	52,135	16.4%

Net loss	$(149,163)	(43.5)%	$(113,296)	(35.8)%

Weighted-average shares used in the computation of loss per share:
Basic	53,252,855		52,323,898
Diluted	53,252,855		52,323,898
Loss per share:
Basic	$(2.80)		$(2.17)
Diluted	$(2.80)		$(2.17)

(1)

Cost of sales, labor, occupancy and store operating expense percentages are calculated using Company Stores revenue. All other line items are calculated using Total revenue. Certain percentage amounts do not sum to total due to rounding.

Revenue

(in 000’s)

	Year Ended December 30, 2008	% of Total Revenue	Year Ended January 1, 2008	% of Total Revenue
Revenue:
Company stores	$333,784	97.3%	$306,035	96.5%
Franchise and other revenue	9,106	2.7%	11,174	3.5%

Total revenue	$342,890	100.0%	$317,209	100.0%

Total revenue is comprised of revenue from Company Stores and royalties and fees from Franchise Stores. Total revenue increased 8.1% to $342.9 million for fiscal 2008, compared to $317.2 million for the prior year. Company Store revenue increased 9.1% to $333.8 million compared to $306.0 million for the prior year. The increase in Company Store revenue is primarily associated with the impact from the increased net number of Company Stores operating in fiscal 2008 as compared to the prior year. The net number of Company Stores operating in fiscal 2008 is comprised of the opening of 35 new Company Stores during fiscal 2008, the full year impact of 99 new Company Stores opened during fiscal 2007, and the full year impact of 34 former Franchise Stores acquired by the Company in fiscal 2007, partially offset by the closures of 38 Company Stores in fiscal 2008, three of which occurred during the first fiscal 2008 quarter, 11 of which occurred during the second fiscal 2008 quarter, two of which occurred during the third fiscal 2008 quarter, and 22 of which occurred during the fourth fiscal 2008 quarter. Company Store comparable sales decreased by (8.1)% for fiscal 2008. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least 13 full fiscal periods. At the end of fiscal 2008, 94% of our Company Stores base had been open for at least 13 full fiscal periods. The decrease in Company Store comparable sales was driven primarily by a decrease in transaction count, partially offset by an increase in average check.

Franchise and other revenue decreased 18.5% to $9.1 million for fiscal 2008, compared to $11.2 million for the prior year. The number of Franchise Stores as of December 30, 2008 and January 1, 2008 was 218 and 206, respectively. The decrease in franchise and other revenue in fiscal 2008 compared to the prior year was attributable to $1.3 million deferred royalties from JJC Florida, LLC recognized in fiscal 2007 and the decreased royalty revenue in fiscal 2008 of existing Franchise Stores. As Franchise Stores are operated similarly and are experiencing similar market conditions as Company Stores, the mature Franchise Stores will be experiencing similar year-over-year decreases in revenue.

Cost of Sales

(in 000’s)

	Year Ended December 30, 2008	% of Company Store Revenue	Year Ended January 1, 2008	% of Company Store Revenue
Cost of sales	$89,163	26.7%	$84,226	27.5%

Cost of sales is mostly comprised of fruit, dairy and other products used to make smoothies and juices, as well as paper products. Cost of sales increased 5.9% to $89.2 million for fiscal 2008, compared to $84.2 million for the prior year. The $4.9 million increase in cost of sales was due primarily to the increase in Company Store sales as a result of the increased net number of Company Stores operating in fiscal 2008 as compared to the prior year. Despite increases in commodities prices, as a percentage of Company Store revenue, costs of sales decreased to 26.7% for fiscal 2008 compared to 27.5% for the prior year. The decrease of cost of sales as a percentage of Company Store revenue was accomplished in several ways, including a favorable net impact as a result of the product mix shift to higher margin products, price increases taken during fiscal 2008, reduction in waste through improved inventory management, and several cost savings initiatives implemented in fiscal 2008.

Labor

(in 000’s)

	Year Ended December 30, 2008	% of Company Store Revenue	Year Ended January 1, 2008	% of Company Store Revenue
Labor	$120,251	36.0%	$102,661	33.5%

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. Labor costs increased 17.1% to $120.3 million for fiscal 2008 compared to $102.7 million for the prior year. The $17.6 million increase in labor costs was due primarily to the increased net number of Company Stores operating in fiscal 2008 as compared to the prior year and the effect of state and federal minimum wage increases that occurred during fiscal 2008 at new and existing Company Stores which was partially offset by reduced improved labor management in those stores. The increase in labor costs as a percentage of Company Store revenue to 36.0% for fiscal 2008 as compared to 33.5% for the prior year was due to a combination of the deleverage of the fixed portion of labor costs resulting from the decrease in Company Store comparable sales and federal and state minimum wage increases affecting most states in which we operate. Although there is an additional federal minimum wage adjustment scheduled to become effective in July 2009, we do not anticipate the July 2009 adjustment will materially affect labor cost in fiscal 2009 because the states in which we have the highest concentrations of employees have already adjusted their state minimum wages to levels that equal or exceed the new Federal minimum wage rate that will take effect in July 2009.

Occupancy

(in 000’s)

	Year Ended December 30, 2008	% of Company Store Revenue	Year Ended January 1, 2008	% of Company Store Revenue
Rent	$35,235		$30,224
Common area maintenance, real estate taxes, licenses and insurance	9,633		7,234

Total occupancy	$44,868	13.4%	$37,458	12.2%

Occupancy costs include both fixed and variable portions of rent, real estate taxes, property insurance and common area maintenance charges for all Company Store locations. Occupancy costs increased 19.8% to $44.9 million for fiscal 2008 compared to $37.5 million for the prior year. The $7.4 million increase in occupancy costs was due to the increased net number of Company Stores operating in fiscal 2008 as compared to the prior year. The increase in occupancy costs as a percentage of Company Store revenue to 13.4% in fiscal 2008 as compared to 12.2% for the prior year was primarily due to the deleverage of the fixed portion of occupancy costs resulting from the decrease in Company Store comparable sales.

Store Operating

(in 000’s)

	Year Ended December 30, 2008	% of Company Store Revenue	Year Ended January 1, 2008	% of Company Store Revenue
Marketing expenses	$8,656		$9,600
Utilities	11,490		9,325
Repairs and maintenance	5,906		4,144
Credit card fees	3,869		3,504
Other	13,793		13,369

Total store operating	$43,714	13.1%	$39,942	13.1%

Marketing expenses decreased by 9.8% to $8.7 million for fiscal 2008 compared to $9.6 million for the prior year. The $0.9 million decrease in marketing expenses was primarily due to lower promotional spending during fiscal 2008 compared to fiscal 2007 as part of the Company’s cost-saving initiatives.

Utilities expense increased by 23.2% to $11.5 million for fiscal 2008 compared to $9.3 million for the prior year. The $2.2 million increase in utilities expense was primarily due to an increase in the net number of Company Stores operating in fiscal 2008.

Repairs and maintenance expense increased by 42.5% to $5.9 million for fiscal 2008 compared to $4.1 million for the prior year. The $1.8 million increase in repairs and maintenance expense was primarily due to an increase in the net number of Company Stores operating in fiscal 2008 and the consolidation of “refurbishment” costs into “repair and maintenance” costs in fiscal 2008 where such refurbishment costs were classified as Store Operating “other” expenses in fiscal 2007.

Credit card fees increased by 10.4% to $3.9 million for fiscal 2008 compared to $3.5 million for the prior year. The $0.4 million increase in credit card fees was primarily due to an increase in the volume of total credit card transactions partially offset by lower credit card fees per transaction as a result of renegotiated terms with our credit card processing provider.

Other store operating expenses increased by 3.2% to $ 13.8 million for fiscal 2008 compared to $13.4 million for the prior year. The $0.4 million increase in other store operating expense was primarily due to an increase in the net number of Company Stores operating in fiscal 2008 partially offset by savings resulting from various cost savings initiatives and the treatment of refurbishment costs as described above.

Total store operating expenses increased 9.4% to $43.7 million for fiscal 2008 compared to $39.9 million for the prior year. The $3.8 million increase in total store operating expenses was primarily due to the increased net number of Company Stores operating in fiscal 2008 as compared to the prior year.

Total store operating expenses remained constant as a percentage of Company Store revenue for fiscal 2008 as compared to the prior year primarily due to decreases in national and local marketing expenses and cost savings initiatives implemented in fiscal 2008, partially offset by the deleverage of the fixed portion of store operating expenses resulting from the decrease in Company Store comparable sales.

Depreciation and Amortization

(in 000’s)

	Year Ended December 30, 2008	% of Total Revenue	Year Ended January 1, 2008	% of Total Revenue
Depreciation and amortization	$24,717	7.2%	$19,168	6.0%

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. Depreciation and amortization increased 28.9% to $24.7 million for fiscal 2008 compared to $19.2 million for the prior year. The $5.5 million increase in depreciation and amortization is due to depreciation on the increased net number of Company Stores operating in fiscal 2008 combined with increased amortization due to intangible assets write-offs associated with employment agreements for separated executives and favorable leases of certain closed Company Stores. The increase of depreciation and amortization as a percentage of total revenue to 7.2% for fiscal 2008 as compared to 6.0% for the prior year was primarily due to the intangible assets write-offs and deleverage of depreciation costs resulting from the decrease in Company Store comparable sales.

General and Administrative

(in 000’s)

	Year Ended December 30, 2008	% of Total Revenue	Year Ended January 1, 2008	% of Total Revenue
Wages and payroll related expenses	$28,072		$26,586
Relocation and recruiting	306		1,704
Accounting and legal fees	3,919		6,724
Share-based compensation	4,213		4,214
Outside services	3,106		3,068
Other	8,441		6,088

Total general and administrative	$48,057	14.0%	$48,384	15.3%

General and administrative (“G&A”) expenses include costs associated with our corporate headquarters in Emeryville, CA, field supervision, bonuses, legal, accounting and professional fees and share-based compensation.

Wages and payroll related expenses increased by 5.6% to $28.1 million for fiscal 2008 compared to $26.6 million for the prior year. The $1.5 million increase in wages and payroll related expenses was primarily due to one-time severance costs, the signing bonus associated with the hiring of our new Chief Executive Officer, and full fiscal year effect of new hires made in fiscal 2007. These increases of approximately $3.2 million were partially offset by reductions in our workforce implemented during late fiscal 2008.

Relocation and recruiting expenses decreased by 82.0% to $0.3 million for fiscal 2008 compared to $1.7 million for the prior year. The $1.4 million decrease in relocation and recruiting expense was primarily due to more moderate hiring during fiscal 2008 compared to high levels of growth we experienced the prior year.

Accounting and legal fees decreased by 41.7% to $3.9 million for fiscal 2008 compared to $6.7 million for the prior year. The $2.8 million decrease in accounting and legal fees was primarily due to a decrease in accounting fees combined with lower public company costs incurred, and lower costs incurred for the use of outside counsel in connection with litigation and other matters in fiscal 2008 compared to the prior year.

Share-based compensation expense was flat for fiscal 2008 compared to the prior year, primarily due to a decrease in our stock price which caused a corresponding reduction in the exercise price of options that we granted in fiscal 2008 as compared to fiscal 2007, which was offset by $2.1 million charged for the acceleration of vesting on options held by certain of our executives who separated from the Company in late fiscal 2008.

Outside services increased 1.2% to $3.1 million for fiscal 2008 compared to $3.0 million for the prior year. The $0.1 million increase was due to payments to certain members of our Board of Directors and other advisors as additional compensation for services rendered in connection with our management transition and revitalization efforts, and a $0.2 million recruitment fee related to the hiring of our new Chief Executive Officer, partially offset by a decrease in Board of Director fees for certain Board members who voluntarily declined their quarterly Board compensation and other decreases associated with cost savings initiatives.

Other G&A expenses increased by 38.6% to $8.4 million for fiscal 2008 compared to $6.1 million for the prior year. The $2.3 million increase in other G&A expenses was primarily due to implementation of internal business and infrastructure projects, the reduction in the amount of corporate G&A expenses being capitalized versus expensed due to the decrease in the number of new stores opened in fiscal 2008 as compared to the prior year, project costs related to new product launches and an increase in rent which was partially offset by a decrease in the usage of contract services.

Total G&A expenses decreased 0.7% to $48.1 million for fiscal 2008 compared to $48.4 million for the prior year. The $0.3 million decrease in Total G&A expenses is due to lower accounting and legal fees, lower contract services fees, lower relocation and recruiting costs, headcount reduction and cost-saving initiatives that began in May 2008, aggregating to a $6.0 million reduction in Total G&A fees. The decrease in G&A expenses in fiscal 2008 was almost fully offset by one-time severance costs, employee-related special charges and other expenses, project costs associated with new product launches, costs associated with the hiring of our new Chief Executive Officer and costs associated with the management transition and revitalization efforts, aggregating to $3.4 million and the $2.3 million reduction of overhead capitalization due to reduced store openings.

As a percentage of total revenue, total G&A expenses decreased to 14.0% for fiscal 2008, compared to 15.3% for the prior year. This decrease in G&A expenses as a percentage of total revenue was attributable to increased total revenue.

Store Pre-opening

(in 000’s)

	Year Ended December 30, 2008	% of Total Revenue	Year Ended January 1, 2008	% of Total Revenue
Store pre-opening	$2,044	0.6%	$5,863	1.8%

Store pre-opening costs are primarily expenses incurred for training new store personnel, pre-opening marketing and pre-opening rent. Store pre-opening costs decreased 65.1% to $2.0 million for fiscal 2008 compared to $5.9 million for the prior year. The $3.8 million decrease in store pre-opening expense was due to the opening of 35 new Company Stores in fiscal 2008 as compared to the opening 99 new Company Stores in the prior year.

Impairment of long-lived assets

(in 000’s)

	Year Ended December 30, 2008	% of Total Revenue	Year Ended January 1, 2008	% of Total Revenue
Impairment of long-lived assets	$27,802	8.1%	$1,550	0.5%

Impairment of long-lived assets which includes leasehold improvements and other fixed assets represents non-cash charges related to the write off of the carrying value of store fixed assets for underperforming Company Stores that are currently operating and was $27.8 million for fiscal 2008 compared to $1.6 million for fiscal 2007. During fiscal 2008, we impaired 144 Company Stores as compared to 20 Company Stores in fiscal 2007.

Store Lease Termination and Closure

(in 000’s)

	Year Ended December 30, 2008	% of Total Revenue	Year Ended January 1, 2008	% of Total Revenue
Store lease termination and closure	$10,029	2.9%	$718	0.2%

Store lease termination and closure costs were $10.0 million in fiscal 2008 compared to $0.7 million in fiscal 2007. During fiscal 2008, the Company announced a restructuring plan to, among other things, close certain underperforming Company Stores. We closed 38 Company Stores in fiscal 2008, 30 of which were closed prior to their lease expiration, as compared to five Company Stores in fiscal 2007, four of which were closed prior to their contractual lease expiration date.

Lease termination costs consist primarily of the costs of future obligations related to closed store locations. Discounted liabilities for future lease costs and the fair value of related subleases of closed locations are recorded when the stores are closed. All other costs related to closed units are expensed as incurred. In assessing the discounted liabilities for future costs of obligations related to closed stores, we make assumptions regarding amounts of future subleases. If these assumptions or their related estimates change in the future, we may be required to record additional exit costs or reduce exit costs previously recorded. Exit costs recorded for each of the periods presented include the effect of such changes in estimates (See Note 8 in Notes to Consolidated Financial Statements).

Trademark and Goodwill Impairment

(in 000’s)

	Year Ended December 30, 2008	% of Total Revenue	Year Ended January 1, 2008	% of Total Revenue
Trademark and goodwill impairment	$84,061	24.5%	$200,624	63.2%

Trademark and goodwill impairment in fiscal 2008 was $84.0 million, of which $82.6 million related to the impairment of our trademark, $0.6 million related to the impairment of goodwill from our purchase of the 65% interest in JJC Florida, LLC and $0.8 million related to the impairment of our 35% interest in JJC Florida, LLC. In fiscal 2007, goodwill impairment was $111.0 million and trademark impairment was $89.6 million. Impairment losses related to the difference between the fair value and recorded value for goodwill and trademarks (see Note 5 and Note 6 in Notes to Consolidated Financial Statements). For more information, please see the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other Operating Expense

(in 000’s)

	Year Ended December 30, 2008	% of Total Revenue	Year Ended January 1, 2008	% of Total Revenue
Other operating expense	$3,817	1.1%	$4,806	1.5%

Other operating expenses, which consist primarily of franchise support expenses, losses on disposals, amortization of jambacard™ liability and income from jambacard™ breakage, decreased 20.6% to $3.8 million for fiscal 2008 compared to $4.8 million for fiscal 2007. Franchise support expenses are costs associated with franchise employee support provided to JJC Florida, LLC. This decrease in other operating expenses was primarily attributable to a $2.0 million increase in jambacard breakage ($1.6 million of which resulted from a decrease in amortization of jambacard™ liability) and a $0.3 million decrease in franchise support expenses due primarily to reductions in headcount, which was partially offset by a $1.0 million expense resulting from the write-off of loan origination fees and $0.9 million increase in loss from disposals offset. The decrease of other operating expenses as a percentage of total revenue decreased to 1.1% in fiscal 2008 as compared to 1.5% in fiscal 2007, and this decrease was primarily attributable to the same causes.

Other Income (Expense)

Gain from derivative instruments was $7.9 million and $59.4 million for fiscal 2008 and fiscal 2007, respectively. Our warrants and put and call agreement both are recorded as derivative liabilities. The gain from warrants was $9.2 million in fiscal 2008 as compared to $59.4 million in fiscal 2007 and represents the unrealized gain or loss due to the change in the fair value of the Company’s warrants. During fiscal 2008, the Company also entered into the Financing Agreement that resulted in a put and call agreement. The unrealized loss from this put and call agreement was $1.3 million in fiscal 2008. The Company’s warrants are recorded as derivative liabilities, instead of equity instruments. For more information, please see the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Interest income decreased to $0.4 million for fiscal 2008 from $3.5 million for fiscal 2007. Interest income represents interest earned on cash held in the Company’s investment account. The decrease in interest income was primarily due to the deployment of cash in fiscal 2007 to fund new Company Stores openings and day to day operations. While cash on hand as of December 30, 2008 was $20.8 million as compared to $23.0 million at the end of fiscal 2007, the average cash balance during fiscal 2008 was significantly lower during the year, until funding was provided with the Financing Agreement in September, 2008.

Interest expense increased to $2.1 million for fiscal 2008 from $0.2 million for fiscal 2007. Interest expense for fiscal 2008 represents interest paid on borrowings from our Financing Agreement. We did not have any outstanding borrowings in fiscal 2007. Interest expense for fiscal 2007 represents fees for the Company’s unused line of credit.

Income Tax Benefit (Expense)

The Company’s income tax benefit (expense) was $0.3 million in fiscal 2008 and $52.1 million in fiscal 2007. The effective tax rates were (0.2)% and (31.5)%, respectively. The most significant item affecting the Company’s effective tax rate for fiscal 2008 is the establishment of a valuation allowance against the net deferred tax assets. The two most significant items affecting the Company’s effective tax rate for fiscal 2007 are the unrealized gain on our derivative liability of $59.4 million and the impairment of goodwill of $91.5 million which is the portion of the goodwill impairment that does not have a future tax benefit.

JAMBA, INC. RESULTS OF OPERATIONS—FISCAL 2007 COMPARED TO FISCAL 2006 (AS REPORTED AND PROFORMA)

Jamba, Inc. consolidated results of operations for fiscal 2007 and 2006, presented on both a reported and proforma basis are summarized below.

(In thousands, except share data and per share amounts)

	As Reported		Proforma
	Fiscal Year Ended January 1, 2008	Fiscal Year Ended January 9, 2007	Fiscal Year Ended January 9, 2007
Revenue:
Company stores	$306,035	$22,064	$258,274
Franchise and other revenue	11,174	1,051	10,771

Total revenue	317,209	23,115	269,045

Operating expenses:
Cost of sales	84,226	6,039	66,385
Labor costs	102,661	8,524	83,778
Occupancy costs	37,458	3,590	30,905
Store operating expense	39,942	4,222	30,611
Depreciation and amortization	19,168	1,878	14,446
General and administrative expense	48,384	6,195	35,318
Store pre-opening expense	5,863	285	2,687
Impairment of long-lived assets	1,550	—	1,147
Store lease termination and closure	718	—	1,440
Trademark and goodwill impairment	200,624	—	—
Other operating expense	4,806	675	5,520

Total operating expenses	545,400	31,408	272,237

Loss from operations	(228,191)	(8,293)	(3,192)

Other income (expense):
Gain (loss) on derivative liabilities	59,424	(57,383)	(57,383)
Interest income	3,517	4,177	3,699
Interest expense	(181)	(71)	(178)

Total other income (expense)	62,760	(53,277)	(53,862)

Loss before income taxes	(165,431)	(61,570)	(57,054)
Income tax benefit (expense)	52,135	2,544	(404)

Net loss	$(113,296)	$(59,026)	$(57,458)

Weighted-average shares used in the computation of earnings per share:
Basic	52,323,898	24,478,384	51,880,141
Diluted	52,323,898	24,478,384	51,880,141
Loss per share:
Basic	$(2.17)	$(2.41)	$(1.11)
Diluted	$(2.17)	$(2.41)	$(1.11)

PROFORMA RECONCILIATION

The following tables provide a reconciliation from the as reported results to the proforma results presented above for Jamba, Inc. for the fiscal year ended January 9, 2007.

	Fiscal Year Ended January 9, 2007
	As Reported	Pre-merger Activity(1)	Adjustments		Proforma
Revenue:
Company stores	$22,064	$236,210	$—		$258,274
Franchise and other revenue	1,051	9,720	—		10,771

Total revenue	23,115	245,930	—		269,045

Operating expenses:
Cost of sales	6,039	60,346	—		66,385
Labor costs	8,524	75,254	—		83,778
Occupancy costs	3,590	25,759	1,556	(2)	30,905
Store operating expense	4,222	26,389	—		30,611
Depreciation and amortization	1,878	11,951	617	(3)	14,446
General and administrative expense	6,195	28,753	370	(4)	35,318
Store pre-opening expense	285	2,402	—		2,687
Impairment of long-lived assets	—	1,147	—		1,147
Store lease termination and closure	—	1,440	—		1,440
Other operating expense	675	2,761	2,084	(5)	5,520

Total operating expenses	31,408	236,202	4,627		272,237

Income (loss) from operations	(8,293)	9,728	(4,627)		(3,192)

Other income (expense):
Loss from derivative liabilities	(57,383)	—	—		(57,383)
Interest income	4,177	140	(618	)(6)	3,699
Interest expense	(71)	(1,010)	903	(7)	(178)

Total other income (expense)	(53,277)	(870)	285		(53,862)

Income (loss) before income taxes	(61,570)	8,858	(4,342)		(57,054)
Income tax benefit (expense)	2,544	(4,685)	1,737	(8)	(404)

Net income (loss)	$(59,026)	$4,173	$(2,605)		$(57,458)

Weighted-average shares used in the computation of earnings (loss) per share:
Basic	24,478,384		27,401,757	(9)	51,880,141
Diluted	24,478,384		27,401,757	(9)	51,880,141
Loss per share:
Basic	$(2.41)				$(1.11)
Diluted	$(2.41)				$(1.11)

(1)	Pre-merger activity represents results of operations of Jamba Juice Company from January 11, 2006 to November 28, 2006.

(2)	Adjustment to include the effect of the acquisition write off of deferred rent balances.

(3)	Adjustment to include the effect of amortization of acquisition related intangible assets.

(4)

Adjustment to include the effect of non-cash share-based compensation expense related to stock options and restricted stock awards granted, net of reversal of transaction costs expensed by Jamba Juice Company.

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

Our total revenue is comprised of revenue from Company Stores and royalties and fees from stores owned by franchisees. Total revenue for fiscal 2007 was $317.2 million, as compared to revenue of $23.1 million (reported) and $269.0 million (proforma) for fiscal 2006. The increase was primarily associated with the opening of 99 Company Stores in fiscal 2007, the acquisition of 34 stores from franchisees in fiscal 2007 and seven stores from a franchisee in the fourth quarter of fiscal 2006 and menu price increases taken during fiscal 2007. Company Stores comparable sales for fiscal 2007 increased by 0.5% versus fiscal 2006 (proforma) which was impacted by lower California Company Store comparable sales and the closing of five Company Stores in fiscal 2007.

Company Store revenue is primarily from smoothie and juice sales and for fiscal 2007 was $306.0 million. The number of Company Stores as of January 1, 2008 was 501 stores, up from 373 stores as of January 9, 2007.

Franchise and other revenue for fiscal 2007 was $11.2 million, as compared to revenues of $1.1 million (reported) and $10.8 million (proforma) for fiscal 2006. These amounts include franchise royalties of $7.2 million in fiscal 2007, as compared to franchise royalties of $0.5 million (reported) and $5.8 million (proforma) for fiscal 2006 and franchise support revenues of $2.9 million for fiscal 2007, as compared to franchise support revenues of $0.4 million (reported) and $3.8 million (proforma) for fiscal 2006. The increase in franchise royalties on a proforma basis is due primarily to the recognition of $1.6 million of deferred royalties from JJC Florida, LLC in fiscal 2007. Franchise support revenues relate to fees and reimbursements that we received for franchise employee support provided to a joint venture in Florida, known as JJC Florida LLC, which owns 13 stores, and a Midwest franchisee whose stores we acquired in fiscal 2006.

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

Occupancy costs include both fixed and variable portions of rent, real estate taxes, property insurance and common area maintenance charges for all Company Store locations. The increase of occupancy costs as a percentage of Company Stores revenue on a proforma basis is primarily associated with occupancy costs in certain geographic regions outpacing initial sales volumes of new Company Stores in those regions. On a reported basis, occupancy costs decreased in fiscal 2007 as compared to fiscal 2006 as a result of prior year deleverage resulting from lower sales in the slower Winter months, which include the six week period from the Merger to the end of fiscal 2006.

Store Operating Expenses

(in 000’s)

	As Reported				Proforma
	Year Ended January 1, 2008	% of Company Store Revenue	Year Ended January 9, 2007	% of Company Store Revenue	Year Ended January 9, 2007	% of Company Store Revenue
Marketing expenses	$9,600		$1,599		$5,338
Utilities	9,325		748		7,700
Repairs and maintenance	4,144		455		3,016
Credit card fees	3,504		260		2,592
Other	13,369		1,160		11,965

Total store operating expenses	$39,942	13.1%	$4,222	19.1%	$30,611	11.9%

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

Depreciation and amortization expenses include the depreciation and amortization of fixed assets and the amortization of intangible assets. The increase in depreciation and amortization expenses as a percentage of total revenues on a proforma basis was primarily due to the additional depreciation on the 99 new Company Stores opened in fiscal 2007; our acquisition of 34 stores from our franchisees in fiscal 2007 and seven stores from a franchisee in the fourth quarter of fiscal 2006; and the opening of 49 Company Stores in fiscal 2006 combined with decreased leverage due to lower California Company Store comparable store sales, partially offset by menu price increases taken during fiscal 2007. On a reported basis, depreciation and amortization decreased in fiscal 2007 as compared to fiscal 2006 as a result of prior year deleverage resulting from lower sales in the slower Winter months, which include the six week period from the Merger to the end of fiscal 2006.

General and Administrative Expenses

(in 000’s)

	As Reported				Proforma
	Year Ended January 1, 2008	% of Total Revenue	Year Ended January 9, 2007	% of Total Revenue	Year Ended January 9, 2007	% of Total Revenue
Wages and payroll related expenses	$26,586		$2,694		$20,947
Accounting and legal fees	6,724		1,189		3,499
Share-based compensation	4,214		508		508
Outside services	3,068		571		2,378
Other	7,792		1,233		7,986

Total general and administrative expenses	$48,384	15.3%	$6,195	26.8%	$35,318	13.1%

General and administrative expenses include costs associated with our support center in Emeryville, CA, field supervision, recruiting, training, human resources, and local marketing personnel, as well as bonuses, legal and professional fees and share-based compensation. The increase in general and administrative expenses on a proforma basis as a percentage of total revenue is primarily due to the planned increase in infrastructure to build for future store growth combined with costs such as those associated with the Merger, the move of the support center from San Francisco, CA to Emeryville, CA, legal and accounting costs associated with the preparation of first-time post-merger public company filings with the Securities and Exchange Commission, and costs associated with the internal control requirements of the Sarbanes-Oxley Act of 2002. In addition, we also experienced decreased leverage due to lower California Company Store comparable store sales, partially offset by menu price increases taken during fiscal 2007. On a reported basis, general and administrative expense as a percentage of total revenue decreased in fiscal 2007 as compared to fiscal 2006 as a result of prior year deleverage resulting from lower sales in the slower Winter months, which include the six week period from the Merger to the end of fiscal 2006, and as a result of transaction costs associated with the Merger in the prior year. We anticipate general and administrative expenses as a percentage of total revenue will decrease in fiscal 2008.

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

Impairment of long-lived assets

(in 000’s)

	As Reported				Proforma
	Year Ended January 1, 2008	% of Total Revenue	Year Ended January 9, 2007	% of Total Revenue	Year Ended January 9, 2007	% of Total Revenue
Impairment of long-lived assets	$1,550	0.5%	$—	0.0%	$1,147	0.4%

Impairment of long-lived assets which includes leasehold improvements and other fixed assets represents non-cash charges related to the write off of the carrying value of store fixed assets and was $1.6 million for fiscal 2007 compared to $1.1 million for fiscal 2006 (proforma). During fiscal 2007, we impaired 20 stores as a result of early termination of leases as compared to seven stores in fiscal 2006.

Store Lease Termination and Closure

(in 000’s)

	As Reported				Proforma
	Year Ended January 1, 2008	% of Total Revenue	Year Ended January 9, 2007	% of Total Revenue	Year Ended January 9, 2007	% of Total Revenue
Store lease termination and closure	$718	0.2%	$—	0.0%	$1,440	0.5%

Store lease termination and closure costs were $0.7 million in fiscal 2007 compared to $1.4 million in fiscal 2006 (proforma). During fiscal 2007, we closed five stores as compared to four stores in fiscal 2006. Two of the four stores closed during fiscal 2006 were closed prior to lease termination.

Other Operating Expense

(in 000’s)

	As Reported				Proforma
	Year Ended January 1, 2008	% of Total Revenue	Year Ended January 9, 2007	% of Total Revenue	Year Ended January 9, 2007	% of Total Revenue
Other operating expense	$4,806	1.5%	$675	2.9%	$5,520	2.1%

Other operating expenses consist primarily of franchise support expenses, losses on disposals and amortization of jambacard liability, offset by income from jambacard breakage. These amounts include $2.8 million for fiscal 2007 and $0.7 million (reported) and $4.0 million (proforma) for fiscal 2006, for franchise support expenses, which are costs associated with franchise employee support provided to JJC Florida LLC, which owns 13 stores, and a Midwest franchisee whose stores we acquired in the fourth quarter of fiscal 2006. Franchise support expenses are offset by franchise support revenue, which is recorded in franchise and other revenue. Also contributing to other operating expenses were losses on disposal of assets of $1.2 million in fiscal 2007 and $0.6 million (reported) and $1.9 million (proforma) in fiscal 2006, and amortization of jambacard liability of $2.1 million in fiscal 2007 and $0 (reported) and $0 million (proforma) in fiscal 2006. Offsetting these costs was $1.5 million in fiscal 2007 and $0.3 million (reported) and $1.1 million (proforma) in fiscal 2006 of income recognized from jambacard breakage.

Trademark and goodwill impairment

Goodwill impairment of $111.0 million and trademark impairment of $89.6 million was recorded in fiscal 2007 to reflect the impairment losses related to the difference between the fair value and recorded value for goodwill and trademarks. For more information, please see the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. No goodwill or trademark impairment was recognized by the Company on a proforma or reported basis in fiscal 2006.

Other Income (Expense)

Gain from derivative instruments of $59.4 million and loss of $57.4 million (reported) for fiscal 2007 and fiscal 2006, respectively, represents the unrealized gain or loss due to the change in the fair value of our warrants. Our warrants are recorded as derivative liabilities, instead of equity instruments. For more information, please see the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Interest income decreased to $3.5 million for fiscal 2007 from $4.2 million (reported) and $3.7 million (proforma) for fiscal 2006. Interest income represents interest earned on cash held in our investment account. The decrease in interest income was primarily due to the deployment of cash to fund new Company Stores openings and the acquisition of stores from franchisees. Cash on hand as of January 1, 2008 was $23.0 million.

Income Tax Benefit (Expense)

Our income tax benefit (expense) was $52.1 million in fiscal 2007 and $2.5 million (reported) and $(0.4) million (proforma) in fiscal 2006. The effective tax rates were (31.5)%, (4.1)% and 0%, respectively. The two most significant items affecting our effective tax rate for fiscal 2007 are the unrealized gain on our derivative liability of $59.4 million and the impairment of goodwill of $91.5 million which is the portion of the goodwill impairment that does not have a future tax benefit. The most significant item affecting the 2006 effective tax rate was the unrealized loss on our derivative liability of $57.4 million. The unrealized change in the fair value of derivatives and the impairment of goodwill recorded in the consolidated financial statements do not result in taxable income or tax deductible expenses.

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

KEY FINANCIAL METRICS

We review our operations based on both financial and non-financial metrics. Among the key financial metrics upon which management focuses in reviewing our performance are comparable sales, cash flow from operations before general and administrative expenses and capital expenditures. Among the key non-financial metrics upon which management focuses in reviewing performance are the number of new openings, average check and transaction count.

The following table sets forth operating data that do not otherwise appear in our consolidated financial statements as of and for the fiscal year ended December 30, 2008 and January 1, 2008:

	Fiscal Year Ended
	December 30, 2008	January 1, 2008
Operating Data
Percentage change in comparable Company Store sales (1)	(8.1)%	0.5%
Total Company Stores	511	501
Total Franchise Stores	218	206
Total Stores	729	707

(1)

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Summary

The following table summarizes our cash flows for each of the past two full fiscal years since the acquisition of Jamba Juice Company (in thousands).

	December 30, 2008	January 1, 2008
Net cash provided by operating activities	$8,164	$12,698
Net cash used in investing activities	(33,050)	(81,293)
Net cash provided by financing activities	22,692	4,232

Net decrease in cash and cash equivalents	$(2,194)	$(64,363)

Operating Activities

In fiscal 2008, net cash provided by operating activities was approximately $8.2 million, compared with net cash provided by operating activities of approximately $12.7 million in fiscal 2007. Cash provided by operating activities for fiscal 2008 and fiscal 2007 resulted primarily from working capital. The decrease in net cash provided by operating activities for fiscal 2008 as compared to fiscal 2007 primarily resulted from changes in working capital.

Investing Activities

In fiscal 2008, net cash used in investing activities was approximately $33.1 million, compared with net cash used in investing activities of approximately $81.3 million in fiscal 2007. Capital expenditures are the largest component of our investing activities and include expenditures for the funding of the development or acquisition of new Company Stores and acquisition of personal property and equipment for existing Company Stores. The required cash investment for new Company Stores varies depending on the size of the new Company Store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for fiscal 2008 total approximately $30.2 million as compared to approximately $52.3 million in fiscal 2007. During fiscal 2007, we also purchased a $4.3 million certificate of deposit that is restricted and collateralized and acquired 34 former Franchise Stores from three franchisees for approximately $24.1 million.

The decrease in capital expenditures resulted primarily from the Company’s decision to substantially slow new Company Store development and Franchise Store acquisitions. In fiscal 2009, we expect capital expenditures to be up to $13 million depending on liquidity. We expect to open less than ten new Company Stores as we focus our growth on franchise development. We anticipate investing in new equipment to support building our food capability and, on a discretionary basis, embark on a Company Store “refresh program” and upgrade our information system technology. We may also invest in manufacturing and/or distribution capabilities as we build a consumer products growth platform.

Financing Activities

In fiscal 2008, net cash provided by financing activities was $22.7 million, compared with net cash provided by financing activities of $4.2 million in fiscal 2007. In September 2008, the Company closed a new secured financing agreement totaling $25 million (see Note 9 in the Notes to the Consolidated Financial Statements). At closing, the Company borrowed the full amount available under the Financing Agreement, which primarily accounted for the net cash provided by financing activities in fiscal 2008. The net cash provided by financing activities in fiscal 2007 primarily resulted from the exercise of warrants.

Liquidity

As of December 30, 2008, we had cash and cash equivalents of $20.8 million compared to $23.0 million as of January 1, 2008. Our primary sources of liquidity are the cash on hand as a result of made under our new financing agreement and cash flows provided by operating activities. In addition, in February 2009, we received a federal income tax refund of $5.2 million. We hold $7.7 million in restricted cash and investments, approximately $4.3 million which represents cash held in a certificate of deposit to collateralize our letters of credit, which is required, because we were partially self-insured for workers’ compensation and health insurance, $3.0 million of which represents restricted cash as provided for in our financing agreement and $0.4 million of which represents cash held in a certificate of deposit for an outstanding letter of credit. In fiscal 2009, we anticipate a reduction in the amount required to collateralize our letter of credit with respect to our self-insured workers’ compensation insurance, which would reduce the extent of restrictions upon our cash.

Our primary liquidity and capital requirements are for working capital and general corporate needs and the fiscal 2009 capital expenditures described above. We expect that our primary sources of liquidity will be sufficient to fund working capital and general corporate needs and the non-discretionary capital expenditures for at least the next 12 months. The use of cash to fund discretionary capital expenditures will be based on the need to conserve our capital.

The adequacy of our available funds will depend on many factors, including the macroeconomic environment, the operating performance of our Company Stores, the successful expansion of our franchise and licensing programs, the successful rollout and consumer acceptance of our food initiatives, and continued compliance with our financing agreement. Given these uncertainties, we plan to evaluate other sources of capital, including, but not limited to, seeking to raise such capital through public or private equity or debt financing and selectively refranchising Company Stores. Future capital funding transactions may result in dilution to current stockholders. We cannot ensure that such capital will be available on favorable terms, or at all.

In addition, as described above, on September 11, 2008, the Company entered into a Financing Agreement (the “Financing Agreement”) with Victory Park Management, LLC, as agent, and its affiliated funds as lenders (“Lenders”) whereby the Lenders purchased an aggregate of $25 million worth of two-year senior secured term notes from the Company (the “Senior Notes”). The Senior Notes are described in Note 9 in the Notes to Consolidated Financial Statements and elsewhere herein. The Financing Agreement is the Company’s principal source of external financing.

The Financing Agreement contains customary representations and covenants as well as customary events of default and certain default provisions that could result in acceleration of payment of the Senior Notes issued in connection with the Financing Agreement. As of December 30, 2008, the Company was in compliance with these representations and covenants and was not in default of the Financing Agreement. The financial covenants in the Financing Agreement include the requirement for store-level EBITDA on a consolidated basis to be $35 million for the thirteen (13) four-week close periods through maturity of the debt.

Pursuant to the terms of the Financing Agreement, store-level EBITDA means the consolidated net income (or loss) minus (i) cash extraordinary gains, (ii) non-cash extraordinary gains, (iii) other non-cash gains, and (iv) interest income plus (without duplication) (i) cash extraordinary losses, (ii) non-cash extraordinary losses, (iii) non-cash impairment losses, (iv) other non-cash losses, (v) income taxes, (vi) interest expense, (vii) depreciation and amortization, (viii) pre-opening expenses in accordance with each newly opened Restaurant owned by Borrowers and their Subsidiaries, (ix) Open Store Lease Termination Expenses, (x) Unopened Store Lease Termination Expenses, (xi) General and Administrative Expenses, and (xii) such other non-cash charges as may be approved by Agent in its sole discretion, plus (or minus) such other adjustments as may be reasonably recommended by a third party auditor selected by or otherwise reasonably acceptable to Victory Park for the purposes of normalizing store-level EBITDA.

The Company’s store-level EBITDA was $44.9 million for fiscal 2008 as compared to $52.9 million for fiscal 2007 and therefore satisfied the store-level EBITDA financial covenant in the Financing Agreement. A reconciliation of store-level EBITDA as of December 30, 2008 and January 1, 2008 to cash provided by operating activities along with the components of store-level EBITDA follows:

	Fiscal 2008	Fiscal 2007
Net loss	$(149,163)	$(113,296)
Gain from derivative liabilities	(7,895)	(59,424)
Interest income	(365)	(3,517)
Trademark, long-lived asset and store impairment	111,863	202,174
Income tax benefit	(274)	(52,135)
Interest expense	2,064	181
Depreciation and amortization	24,717	19,168
Store pre-opening	2,044	5,863
Store lease termination and closure costs	10,029	718
General and administrative expenses	48,057	48,384
Other operating expenses	3,817	4,806

Store-level EBITDA	$44,894	$52,922
General and administrative	(48,057)	(48,384)
Store pre-opening	(2,044)	(5,863)
Other operating expenses	(3,817)	(4,806)
Income tax benefit	274	52,135
Interest income	365	3,517
Interest expense	(2,064)	(181)
Share-based compensation	4,213	4,214
Deferred income taxes	(323)	(52,223)
Deferred rent	4,261	7,163
Equity loss from joint ventures	416	204
Other non cash items	4,366	1,886
Change in assets and liabilities, net	5,680	2,114

Cash provided by operating activities	$8,164	$12,698

We disclose store-level EBITDA because it is the principal financial covenant in the Financing Agreement. Our calculation of store-level EBITDA is not necessarily comparable to similarly titled measures used by other companies. In addition, store-level EBITDA: (a) does not represent net income or cash flows from operating activities as defined by GAAP; (b) is not necessarily indicative of cash available to fund our cash flow needs; and (c) should not be considered an alternative to net income, operating income, cash flows from operating activities or our other financial information as determined under GAAP.

Failure to comply with the store-level EBITDA financial covenant would cause the Company to default under the Financing Agreement. In the absence of a waiver of, or forbearance with respect to, such a default from Lenders, the Company could be obligated to repay the outstanding indebtedness under the Financing Agreement in advance of its scheduled maturity. In the event the Company was to fail to comply with this financial covenant, the Company would attempt to negotiate a waiver of such noncompliance. There can be no assurance that the Company would be able to negotiate such a waiver, and the costs and conditions associated with any such waiver could be significant. Failure to negotiate such a waiver would cause us to seek other sources of capital and could force us to sell business assets or take other actions which could be detrimental to our business operations.

As part of the Financing Agreement, the Company issued to Lenders two million shares of its common stock with certain registration rights, and entered into a Common Stock Put and Call Agreement with the Lenders (the “Put and Call Agreement”). Under the terms of the Put and Call Agreement, the lenders have a put right requiring us to repurchase the shares at a price of $1.50 per share after the earlier of the first anniversary of the closing date, the payment in full of the Senior Notes or the occurrence of certain events of default under the Financing Agreement or certain other events (the “Put Right”). The Put Right expires under certain circumstances, including if the average daily trading price for our common stock on the NASDAQ Global Market for 20 of 30 business days after the first anniversary of the closing date is greater than $1.50 per share, with average daily trading volume during such period of at least 250,000 shares, or the lenders’ sale of the shares to an unaffiliated third party.

The Company’s common stock has traded below $1.50 from the beginning of fiscal 2009. If the Put Right is exercised by Lenders, the Company will be required to purchase the shares for $3.0 million, which could force us to reduce operating expenses to maintain sufficient working capital.

Contractual Obligations

The following table summarizes contractual obligations and borrowings as of December 30, 2008, and the timing and effect that such commitments are expected to have on the Company’s liquidity and capital requirements in future periods. The Company expects to fund these commitments primarily with operating cash flows generated in the normal course of business.

	Payments Due by Period (in 000’s)
	Total	Less Than 1 Year	1-2 Years	3-4 Years	5 or More Years
Operating lease obligations(1)	$221,711	$38,492	$65,979	$57,100	$60,140
Purchase obligations(2)	64,916	28,696	5,743	3,245	27,232
Note payable – principal and interest(3)	32,442	5,098	27,344	—	—
Capital leases	527	246	281	—	—

Total	$319,596	$72,532	$99,347	$60,345	$87,372

(1)

Our wholly owned subsidiary, Jamba Juice Company, is a party to each Company Store lease obligation. The operating lease obligations represent future minimum lease payments under non-cancelable operating leases as of December 30, 2008. The minimum lease payments do not include common area maintenance

(“CAM”) charges, insurance, contingent rent obligations or real estate taxes, which are also required contractual obligations under our operating leases. In the majority of our operating leases, CAM charges are not fixed and can fluctuate from year to year. Total CAM charges, insurance, contingent rent obligations, license, permits and real estate taxes for our fiscal year ended December 30, 2008 were $9.6 million.

(2)

We negotiate pricing and quality specifications for many of the products used in Company Stores and Franchise Stores. This allows for volume pricing and consistent quality of products that meet our standards. Although we negotiate and contract directly with manufacturers, co-packers or growers for our products, we purchase these products from third-party centralized distributors. These distributors source, warehouse and deliver specified products to both Company Stores and Franchise Stores. We also have contracts with certain vendors which require minimum purchases that are included in the purchase obligations noted above.

(3)

In connection with the financing, we issued to the Lenders two million shares of our common stock which are subject to the Put and Call Agreement described above. Under the Put and Call Agreement, the Lenders have a put right requiring us to repurchase all or a portion of the shares at a price of $1.50 per share after the earlier of the first anniversary of the closing date, the payment in full of the Senior Notes or the occurrence of certain events of default under the Financing Agreement or certain other events. While this contractual agreement may in the future result in an obligation for us to pay up to $3 million, given that this amount is not truly determinable or certain to be paid at this point in time, it is not included in the table above. The Company also has a call right requiring the Lenders to sell the Shares to the Company at $1.50 per share before the earlier of the first anniversary of the closing date, the payment in full of the Senior Notes or the occurrence of certain events of default under the Financing Agreement. Because the put and call rights are considered a freestanding instrument, the two million shares issued in connection therewith are classified and recorded at their fair value of $2.0 million under derivative liabilities. See Note 9 in Notes to Consolidated Financial Statements for discussion of our Financing Agreement.

Effective January 10, 2007, we adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes. As of December 30, 2008, our gross unrecognized tax benefits totaled $1.5 million and are not included in the table as a reasonably reliable estimate of the timing of future payments, if any, cannot be predicted.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

New Accounting Standards

See the Recent Accounting Pronouncements section in Note 1 of our Notes to Consolidated Financial Statements for a summary of new accounting standards.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We are exposed to financial market risks due to our Financing Agreement. The Financing Agreement calls for outstanding amounts to bear a variable interest rate equal to 6-month LIBOR plus an applicable margin, subject to a floor of 12.5%. At December 30, 2008, a one percent change in LIBOR would not have any impact on our results of operations for our Financing Agreement because the current LIBOR plus the applicable margin are below the floor rate.

We do not enter into market risk sensitive instruments for trading purposes. We are exposed to financial market risks due primarily to changes in interest rates, which it moderates primarily by managing the maturities of its financial instruments. We do not use derivatives to alter the interest characteristics of its financial instruments. We do not believe a change in interest rate will materially affect our financial position or results of operations. A one percent change of the interest rate would result in an annual change in the results of operations of $0.2 million.

Commodities Prices

We purchase significant amounts of fruits and dairy products to support the needs of our Company Stores. The price and availability of these commodities directly impacts the results of operations and can be expected to impact the future results of operations.

We purchase fruit based on short-term seasonal pricing agreements. These short-term agreements generally set the price of procured frozen fruit and 100% pure fruit concentrates for less than one year based on estimated annual requirements. In order to mitigate the effects of price changes in any one commodity on its cost structure, we contract with multiple suppliers both domestically and internationally. These agreements typically set the price for some or all of our estimated annual fruit requirements, protecting us from short-term volatility. Nevertheless, these agreements typically contain a force majeure clause, which, if utilized (such as hurricanes in 2004 that destroyed the Florida orange crop and more recently with the 2007 freeze that affected California citrus), may subject us to significant price increases.

Our pricing philosophy is not to attempt to change consumer prices with every move up or down of the commodity market, but to take a longer term view of managing margins and the value perception of its products in the eyes of our customers. Our objective is to maximize our revenue through increased customer traffic. In cases such as the recent increase in minimum wage and increases in orange and dairy prices, we instituted price increases.

Derivative Instruments

We do not purchase derivative instruments on the open market. However, we have classified certain warrants and our put and call agreement as derivative instruments (warrants of $0.1 million and the put call liability of $2.0 million were recorded as a short term liability at December 30, 2008). Classification of the warrants as derivative liabilities was required because, for each instrument, there is a possibility that the instrument could be required to be settled in stock that requires registration. We are required to mark these instruments to market as of the end of each reporting period and to recognize the change in fair value in our consolidated statements of operations. Our stock price has been historically volatile and the fair values of these instruments are sensitive to changes in our underlying stock price. Also, we may be subject to changes in the risk free interest rate. As such, the carrying amount of these instruments may be volatile from period to period. For the period from January 6, 2005 (inception) to December 30, 2008, we recorded a cumulative gain on derivative instruments of $12.2 million for our warrants and our put and call agreement, such amount representing the change in fair value between the initial recording of the derivative and the fair value as of December 30, 2008. For fiscal 2008, the gain on derivative liabilities from the warrants was $9.2 million, representing the change in fair value between January 1, 2008 and December 30, 2008 and the loss on our put and call agreement was $1.3 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Jamba, Inc.:

We have audited the accompanying consolidated balance sheet of Jamba, Inc. and subsidiary as of December 30, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal year ended December 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jamba, Inc. and subsidiary as of December 30, 2008, and the results of its operations and its cash flows for the fiscal year ended December 30, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Jamba, Inc.’s internal control over financial reporting as of December 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Jamba, Inc.

Emeryville, California

We have audited the accompanying consolidated balance sheet of Jamba, Inc. and subsidiary (the “Company”) as of January 1, 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended January 1, 2008 and January 9, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jamba, Inc. and subsidiary as of January 1, 2008 and the results of their operations and their cash flows for the fiscal years ended January 1, 2008 and January 9, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, on January 10, 2007, the Company adopted Statement of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ Deloitte & Touche LLP

San Francisco, California March 14, 2008

JAMBA, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)	December 30, 2008	January 1, 2008
ASSETS
Current assets:
Cash and cash equivalents	$20,822	$23,016
Restricted cash and investments	5,059	1,916
Receivables, net of allowances of $416 and $133	4,594	6,402
Inventories	3,435	3,582
Prepaid and refundable income taxes	5,670	5,814
Prepaid rent	185	3,261
Prepaid expenses and other current assets	1,328	1,607
Deferred income taxes	—	6,928

Total current assets	41,093	52,526
Property, fixtures and equipment, net	95,154	128,861
Trademarks and other intangible assets, net	2,998	87,599
Restricted cash	2,659	2,950
Deferred income taxes	354	—
Other long-term assets	3,462	3,066

Total assets	$145,720	$275,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,089	$14,487
Accrued compensation and benefits	7,667	6,490
Workers’ compensation and health self-insurance reserves	1,922	1,796
Accrued jambacard liability	30,764	28,576
Current portion of capital lease obligations	246	—
Other accrued expenses	12,074	8,277
Derivative liabilities	2,098	9,290

Total current liabilities	62,860	68,916
Note payable	22,829	—
Long-term capital lease obligations	281	—
Long-term workers’ compensation and health insurance reserves	2,659	2,950
Deferred income tax	—	7,269
Deferred rent and other long-term liabilities	16,670	12,359
Commitments and contingencies (Notes 10 and 16)	—	—

Total liabilities	105,299	91,494

Stockholders’ equity:
Common stock, $.001 par value, 150,000,000 shares authorized; 54,690,728 and 52,637,131 shares issued and outstanding	55	53
Additional paid-in capital	358,258	352,184
Accumulated deficit	(317,892)	(168,729)

Total stockholders’ equity	40,421	183,508

Total liabilities and stockholders’ equity	$145,720	$275,002

See Notes to Consolidated Financial Statements.

JAMBA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)	Fiscal Year Ended December 30, 2008	Fiscal Year Ended January 1, 2008	Fiscal Year Ended January 9, 2007
Revenue:
Company stores	$333,784	$306,035	$22,064
Franchise and other revenue	9,106	11,174	1,051

Total revenue	342,890	317,209	23,115

Costs and operating expenses:
Cost of sales	89,163	84,226	6,039
Labor	120,251	102,661	8,524
Occupancy	44,868	37,458	3,590
Store operating	43,714	39,942	4,222
Depreciation and amortization	24,717	19,168	1,878
General and administrative	48,057	48,384	6,195
Store pre-opening	2,044	5,863	285
Impairment of long-lived assets	27,802	1,550	—
Store lease termination and closure	10,029	718	—
Trademark and goodwill impairment	84,061	200,624	—
Other operating	3,817	4,806	675

Total costs and operating expenses	498,523	545,400	31,408

Loss from operations	(155,633)	(228,191)	(8,293)

Other income (expense):
Gain (loss) on derivative liabilities	7,895	59,424	(57,383)
Interest income	365	3,517	4,177
Interest expense	(2,064)	(181)	(71)

Total other income (expense)	6,196	62,760	(53,277)

Loss before income taxes	(149,437)	(165,431)	(61,570)
Income tax benefit	274	52,135	2,544

Net loss	$(149,163)	$(113,296)	$(59,026)

Weighted-average shares used in the computation of loss per share:
Basic	53,252,855	52,323,898	24,478,384
Diluted	53,252,855	52,323,898	24,478,384
Loss per share:
Basic	$(2.80)	$(2.17)	$(2.41)
Diluted	$(2.80)	$(2.17)	$(2.41)

See Notes to Consolidated Financial Statements.

JAMBA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Stockholders’ Equity
(Dollars in thousands, except share amounts)	Shares	Amount
Balance as of January 10, 2006	21,000,000	$21	$86,493	$3,593	$90,107
Issuance of shares in private placement	30,879,999	31	231,569	—	231,600
Private placement fees	—	—	(6,750)	—	(6,750)
Reclass of common stock subject to redemption	—	—	25,241	—	25,241
Exercise of warrants	1,617	—	7	—	7
Share-based compensation expense	—	—	427	—	427
Assumption of Jamba Juice Company options and warrants at fair value	—	—	4,269	—	4,269
Net loss	—	—	—	(59,026)	(59,026)

Balance as of January 9, 2007	51,881,616	52	341,256	(55,433)	285,875
Exercise of warrants	669,500	1	6,500	—	6,501
Exercise of stock options	51,640	—	214	—	214
Share-based compensation expense	—	—	4,214	—	4,214
Restricted shares vested in 2007	34,375	—	—	—	—
Net loss	—	—	—	(113,296)	(113,296)

Balance as of January 1, 2008	52,637,131	53	352,184	(168,729)	183,508
Share-based compensation expense	—	—	4,213	—	4,213
Issuance of shares	1,097	—	—	—	—
Restricted shares vested in 2008	52,500	—	—	—	—
Common stock issued in connection with Financing Agreement	2,000,000	2	1,861	—	1,863
Net loss	—	—	—	(149,163)	(149,163)

Balance as of December 30, 2008	54,690,728	$55	$358,258	$(317,892)	$40,421

See Notes to Consolidated Financial Statements.

JAMBA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Fiscal Year Ended December 30, 2008	Fiscal Year Ended January 1, 2008	Fiscal Year Ended January 9, 2007
Cash provided by (used in) operating activities:
Net loss	$(149,163)	$(113,296)	$(59,026)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	24,717	19,168	1,878
Trademark and goodwill impairment	84,061	200,624	—
Impairment of long-lived assets	27,802	—	—
Lease termination, store closure costs and disposals	11,734	3,488	587
Jambacard breakage income and amortization, net	1,687	629	(305)
Share-based compensation	4,213	4,214	426
Bad debt and inventory reserves	579	37	26
Deferred rent	4,261	7,163	333
Deferred income taxes	(323)	(52,223)	(2,837)
Equity (income) loss from joint ventures	416	204	(19)
(Gain) loss on derivative liabilities	(7,895)	(59,424)	57,383
Other	395	—	—
Changes in operating assets and liabilities:
Receivables, net	1,083	(3,019)	(1,916)
Inventories	(207)	(924)	406
Prepaid rent	3,076	(1,381)	—
Prepaid taxes	144	(3,317)	—
Prepaid expenses and other current assets	452	20	2,864
Other long-term assets	200	(152)	(2,832)
Accounts payable	(322)	(16)	(520)
Accrued compensation and benefits	1,177	617	481
Workers’ compensation and health insurance reserves	(165)	—	—
Accrued jambacard liability	501	8,235	5,187
Litigation settlement payable	—	(614)	83
Accrued expenses and other liabilities	(2,026)	2,789	(2,909)
Other long-term liabilities	1,767	(124)	5

Cash provided by (used in) operating activities	8,164	12,698	(705)

Cash used in investing activities:
Capital expenditures	(30,173)	(52,269)	(4,772)
Cash paid in acquisitions, net of cash acquired	—	(24,105)	(245,350)
Increase in restricted cash and investments	(2,852)	(4,866)	—
Cash in trust	—	—	128,266
Investment in joint ventures	(25)	(53)	(20)

Cash used in investing activities	(33,050)	(81,293)	(121,876)

Cash provided by financing activities:
Borrowings on debt facilities	23,022	—	—
Payments on debt facility	(1,088)	—	(15,875)
Payment of debt issuance costs	(1,326)	—	—
Proceeds from common stock	1,863	—	—
Net put/call obligation	703	—	—
Payment on capital lease obligations	(482)	—	—
Cash from private placement and exercise of warrants	—	4,018	224,858
Proceeds from exercise of stock options	—	214	—

Cash provided by financing activities	22,692	4,232	208,983

Net (decrease) increase in cash and equivalents	(2,194)	(64,363)	86,402
Cash and equivalents at beginning of period	23,016	87,379	977

Cash and equivalents at end of period	$20,822	$23,016	$87,379

Supplemental cash flow information:
Cash paid for interest	$1,803	$186	$—
Income taxes paid	69	2,344	104
Noncash investing and financing activities:
Property, fixtures and equipment acquired through use of deposit	$—	$2,706	$—
Noncash property, fixtures and equipment additions	$1,534	$8,965	$2,959
Fair value of options and warrants assumed in connection with the Merger	$—	$—	$4,269

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

The Company offers a wide variety of fresh blended-to-order smoothies, fresh-squeezed juices, baked goods and snacks through retail stores. As of December 30, 2008, there were 729 locations consisting of 511 company owned and operated stores and 218 franchise stores operating in 21 states and the Bahamas; notwithstanding the single Bahamas location, the Company has no other international locations. Of these 729 locations, 388 were located in California. Jamba Juice Company began operations in 1990.

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

Fiscal Year End— On November 29, 2006, Jamba, Inc.’s board of directors approved a change to the Company’s fiscal year end from December 31 to the second Tuesday following December 31 of the ensuing year. The Company’s prior fiscal year started on January 11, 2006 and ended on January 9, 2007, which is referred to as fiscal 2006.

On June 7, 2007, Jamba, Inc.’s board of directors approved a change to the Company’s fiscal year end from the second Tuesday following December 31 to the Tuesday closest to December 31. The Company’s most recently completed fiscal year started on January 2, 2008 and ended on December 30, 2008, which is referred to as fiscal 2008. The Company’s previously completed fiscal year started on January 10, 2007 and ended on January 1, 2008, which is referred to as fiscal 2007. The Company believes that the one week in our fiscal year change is insignificant for comparative purposes and would not be material to reporting the overall financial conditions or operating results of the Company as a whole.

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

Concentrations of Risk—The Company maintains food distribution contracts primarily with one supplier, Southwest Traders, Inc. This supplier provided approximately 81% of cost of sales for fiscal 2008 and fiscal 2007 and approximately 82% in fiscal 2006, which potentially subjects the Company to a concentration of business risk. If this supplier had operational problems or ceased making product available to the Company, operations could be adversely affected.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with high-quality financial institutions. Balances in the Company’s cash accounts frequently exceed the Federal Deposit Insurance Corporation insurance limit.

Self-Insurance Reserves—The Company is self-insured through September 30, 2008 for existing and prior years’ exposures related to workers’ compensation and healthcare benefits. Liabilities associated with the self-insured risks are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Cash and Cash Equivalents—The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. As of December 30, 2008 and January 1, 2008, the Company did not have any investments with maturities greater than three months.

Restricted Cash and Investments— The Company held $7.7 million in restricted cash, of which $5.0 million was classified as a current asset and $2.7 million classified as a long-term asset, at December 30, 2008, representing cash held in a certificate of deposit to collateralize the Company’s letters of credit, which is required since the Company was self-insured for workers’ compensation and health insurance. Also included in restricted cash is $3.0 million related to the Company’s Financing Agreement (See Note 9).

The Company held $4.9 million in restricted cash at January 1, 2008. Approximately $3.0 million, classified as a long-term asset, represents cash held in a certificate of deposit to collateralize the Company’s letters of credit and approximately $1.9 million was classified as a current asset. Of the $1.9 million current restricted cash, $1.4 million related to letters of credit required for the Company’s workers’ compensation and $0.5 million represents the cash holdback related to one of the Company’s acquisitions. The $0.5 million holdback was released in April 2008.

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

Property, Fixtures and Equipment—Property, fixtures and equipment acquired in the Merger are stated at estimated fair value as of the Merger Date. Property, fixtures and equipment acquired subsequent to the Merger

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life. The estimated useful life for leasehold improvements is the lesser of 10 years or the term of the underlying lease. The estimated useful life for furniture, fixtures and equipment is three to seven years.

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

The Company recorded $27.8 million, $1.6 million and $0 in long-lived asset impairment charges during fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Trademark, Goodwill and Other Intangible Asset Impairment—The Company accounts for goodwill and other intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets. As required by FASB Statement No. 142, the Company tests for goodwill impairment annually (at year-end) or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The required two-step approach uses accounting judgments and estimates of future operating results. Changes in estimates or the application of alternative assumptions could produce significantly different results. Impairment testing is done at a reporting unit level. An impairment loss generally is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue growth, discount rate, public market trading multiples and control premiums. The fair value of the reporting unit is reconciled to the Company’s market capitalization plus an estimated control premium.

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

As a result of the evaluation of goodwill and trademarks, the Company recorded a non-cash goodwill impairment charge of $1.4 million related to impairment from the acquisition of the remaining interest in JJC Florida (see Note 2) and the impairment of the Company’s previously held 35% interest in JJC Florida and $82.6 million related to trademarks, respectively, in fiscal 2008. The Company also recorded a non-cash impairment charge of $111.0 million and $89.6 million related to goodwill and trademarks, respectively, in fiscal 2007.

Intangible assets subject to amortization (primarily franchise agreements, employment/nonsolicitation agreements, reacquired franchise rights and a favorable lease portfolio) are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Intangible assets

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

Jambacards—The Company, through its subsidiary, Jamba Juice Company, has been selling jambacards to its customers in its retail stores and through its website since November 2002. The Company’s jambacards do not have an expiration date. An obligation is recorded at the time of either an initial load or a subsequent reload in the accrued jambacard liability line item on the Company’s consolidated balance sheets. The Company recognizes income from jambacards when (i) the jambacard is redeemed by the customer or (ii) the likelihood of the jambacard being redeemed by the customer is remote (also referred to as “jambacard breakage”) and the Company determines that it does not have a legal obligation to remit the unredeemed jambacards to the relevant jurisdictions. The Company determines the jambacard breakage amount based upon its historical redemption patterns. The Company has concluded that after three years of inactivity the likelihood of redemption becomes remote and recognizes breakage income at that time. Jambacard breakage income is included in other operating expenses in the consolidated statements of operations.

As a result of the Merger, the jambacard liability was adjusted to fair value by discounting the projected cash flows to present value, which are the costs to service deferred revenue, plus an estimated operating margin. The adjustment is being amortized over the expected life of the jambacard and resulted in $0.4 million and $2.1 million of expense during fiscal 2008 and fiscal 2007, respectively, which offset the amount recorded as jambacard breakage income. The Company recorded $2.1 million, $1.5 million and $0.3 million of jambacard breakage income during fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Rent Expense—Under the provisions of certain of our leases, there are rent holidays and/or escalations in payments over the base lease term, as well as renewal periods. The effects of rent holidays and escalations are reflected in rent costs on a straight-line basis over the expected lease term, which includes cancelable option periods when it is deemed to be reasonably assured that the Company will exercise such option periods due to the fact that the Company would incur an economic penalty for not doing so. The lease term commences on the date when the Company become legally obligated for the rent payments which generally coincides with the time when the landlord delivers the property for us to develop. All rent costs recognized during construction periods are classified as pre-opening expenses.

In accordance with FASB Statement No. 141, Business Combinations, deferred rent recorded by Jamba Juice Company prior to the Merger was not recorded by the Company in purchase accounting. Deferred rent resulting from the difference between the amounts charged to operations and cash paid under the leases for periods subsequent to the Merger is being recorded by the Company.

Construction Allowances—The Company receives construction allowances from landlords, which are deferred and amortized on a straight-line basis over the lease term as a reduction of rent expense. Construction allowances are recorded in deferred rent and other long-term liabilities. In accordance with FASB Statement No. 141, construction allowances recorded by Jamba Juice Company prior to the Merger were not recorded by the Company in purchase accounting.

Asset Retirement Obligations—The Company accounts for asset retirement obligations (“ARO”) under FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations—An Interpretation of FASB Statement No. 143. FIN No. 47 requires recognition of a liability for the fair value of a

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

required ARO when such obligation is incurred. The Company’s AROs are primarily associated with leasehold improvements which, at the end of a lease, the Company is contractually obligated to remove in order to comply with the lease agreement. At the inception of a lease with such conditions, the Company records an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. The liability is accreted to its projected future value over time. The capitalized asset is depreciated using the convention for depreciation of leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as an operating gain or loss in the consolidated statements of operations.

In accordance with FASB Statement No. 143, Accounting for Asset Retirement Obligations, as interpreted by FIN No. 47, the Company has recognized asset retirement obligations for the future cost to comply with lease obligations at the end of a lease. The liability as of December 30, 2008 and January 1, 2008 was $0.4 million and $0.3 million, respectively, and is included in other long-term liabilities.

Revenue Recognition—Revenue from Company Stores is recognized when product is sold. Revenue is presented net of any taxes collected from customers and remitted to government entities. Revenue from jambacards is recognized upon redemption. Until redemption, outstanding customer balances are recorded as a liability. See above for discussion on recognition of jambacard breakage.

Franchise revenue is generated from three sources: development fees, initial franchise fees and royalties. Development fees are paid to the Company as part of an agreement to open and operate a specific number of stores in a specified territory. The amount of the fee is based on the number of stores to be opened pursuant to the development agreement and secures the territory for exclusivity during the development. The nonrefundable fees collected for these services are recognized ratably as the franchise stores under these agreements open. The Company’s multi-unit development agreements specify the number of stores to be opened. Any changes to the specific number of stores would be stated in a subsequent contractual agreement (see Note 3).

The Company charges an initial franchise fee for providing operational materials, new store opening planning, and functional training courses. Initial franchise fees are paid for every store the franchisee opens and are due at the time the franchise agreement for a particular store is executed. Franchise fees are recognized as revenue when all material services or conditions have been substantially performed or satisfied and no other material conditions or obligations related to the determination of substantial performance exist. Duties and services that are completed prior to approval include training, facilities inspection, receipt of operating license(s), and clearance from appropriate agencies. These duties and services are substantially complete prior to the approval of the opening of a store. Duties and services relating to the earning of the franchise fees are necessary for the stores to open. Revenue is recognized when the store opens.

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

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Advertising Costs—Advertising costs are expensed as incurred and were $8.6 million, $9.6 million and $1.6 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively, and are classified as store operating expenses. The Company also receives advertising contributions from its franchisees. These contributions are a contractual obligation of the franchisee and are recorded as an offset to advertising expense and were $1.6 million, $2.1 million and $1.5 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

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

Income Taxes—The provision for income taxes is determined in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. In establishing deferred income tax assets and liabilities, management of the Company makes judgments and interpretations based on enacted tax laws and published tax guidance applicable to the Company’s operations. The Company records deferred tax assets and liabilities and evaluates the need for valuation allowances to reduce deferred tax assets to estimated realizable amounts. Changes in the Company’s valuation of the deferred tax assets or changes in the income tax provision may affect its annual effective income tax rate.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Effective January 10, 2007, the Company adopted the provisions of FIN No. 48 and the provisions of FIN No. 48 have been applied to all income tax positions commencing on that date. There was no effect on beginning retained earnings of applying the provisions of FIN No. 48 in the consolidated balance sheets as of January 10, 2007. The Company classifies estimated interest and penalties related to the underpayment of income taxes as a component of income tax expense in the accompanying consolidated statements of operations.

Prior to fiscal 2007, the Company determined its tax contingencies in accordance with FASB Statement No. 5, Accounting for Contingencies. The Company recorded estimated tax liabilities to the extent the contingencies were probable and could be reasonably estimated.

Common Stock Subject to Possible Redemption—With respect to the first business combination, which was approved and consummated, any Public Stockholder who voted against the business combination could demand that the Company redeem his or her shares. The per share redemption price equaled the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the business combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Public Stockholders could seek redemption of their shares in the event of a business combination. Such Public Stockholders were entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. Accordingly, the Company had set up a liability on the balance sheet for the possible redemption of 3,448,275 shares of common stock in the amount of $25.2 million as of January 10, 2006. No Public Stockholders voted against the merger with Jamba Juice Company. Upon completion of the Merger, the redemption right no longer existed, therefore, the liability for possible redemption was reclassified to additional paid-in capital in fiscal 2006.

Earnings Per Share—Earnings per share is computed in accordance with FASB Statement No. 128, Earnings per Share. Basic net income per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed based on the weighted-average number of common shares and potentially dilutive securities, which include outstanding options and restricted stock awards granted under the Company’s stock option plans and warrants. Anti-dilutive shares of 21.8 million, 21.8 million and 22.0 million have been excluded from diluted weighted-average shares outstanding in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

The number of incremental shares from the assumed exercise of options and warrants was calculated by applying the treasury stock method. The following table summarizes the differences between the basic and diluted weighted-average shares outstanding used to compute diluted net earnings (loss) per share:

	December 30, 2008	January 1, 2008	January 9, 2007
Basic weighted-average shares outstanding	53,252,855	52,323,898	24,478,384
Incremental shares from assumed exercise of options and warrants and restricted stock awards	—	—	—

Diluted weighted-average shares outstanding	53,252,855	52,323,898	24,478,384

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting, and other rights and preferences, as may be determined from time to time by the board of directors.

Share-based compensation—Stock options for a fixed number of shares are granted to certain employees and directors with an exercise price based on the grant date of the Company’s common stock. The Company also grants restricted stock with a fair value determined based on the closing price of the Company’s common stock on the date of grant (see Note 12). Stock options excluding performance-based stock option grants and restricted stock generally vest over a four-year period. Share-based compensation expense is recognized ratably over the service period. Performance-based stock option grants will vest at a specified date upon the achievement of certain goals. No share-based compensation expense will be recognized until it is probable that the performance condition will be achieved.

The Company accounts for share-based compensation using the provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment, and SEC Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, as amended by SAB No. 110, requiring the measurement and recognition of all share-based compensation under the fair value method.

Fair Value of Financial Instruments—The carrying value of cash and cash equivalents, notes and accounts receivable and accounts payable approximates fair value.

On September 11, 2008, the Company entered into a financing agreement (the “Financing Agreement”) with Victory Park Management, LLC, as agent, and its affiliated funds as lenders (“Lenders”) whereby the Lenders

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

purchased $25 million two-year senior secured term notes from the Company (the “Senior Notes”). The Senior Notes are secured by a first priority lien on all current and future assets of the Company, with certain exceptions. The Senior Notes bear interest at a rate of 6-month LIBOR plus 8%, subject to a floor of 12.5% per annum (if the LIBOR rate is not available, interest will accrue at the Prime Rate plus 7%, subject to a floor of 12.5% per annum), with interest payable monthly in arrears, and a $375,000 make-whole interest payment to the extent the Senior Notes continue to be outstanding after 15 months. The Company has the right to prepay the Senior Notes with payment of the principal, accrued interest and, if the prepayment is after the first anniversary of the closing, the make-whole interest payment. As the likelihood of the make-whole interest payment is minimal, no value for this feature has been recorded.

The Senior Notes are subject to acceleration and certain mandatory prepayment events set forth in the Financing Agreement. In connection with this Financing Agreement, the Company incurred approximately $0.9 million in loan origination fees and $0.3 million in legal fees. The Company made a $500,000 deposit on possible prepayment to the Lenders at closing, payable with the proceeds from the sale of the Senior Notes. This amount, which is classified in other long-term assets, represents a deposit of any possible prepayment should certain generating events occur that are not in the ordinary course of the Company’s business.

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

The two million shares are classified as equity and recorded at fair value of $1.3 million. The Put and Call Rights can be considered legally and separately detachable as they are contractually distinct from the common stock, are not embedded within the common stock shares and are considered a freestanding instrument. In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” the Put and Call Rights have been recorded as a liability based on its fair value of $0.7 million and will be marked-to market on a quarterly basis.

The Company also entered into a Registration Rights Agreement with the Lenders which provides the Lenders with certain rights to require the Company to file with the United States Securities and Exchange Commission a registration statement covering the resale of the Shares.

The Financing Agreement contains customary representations and covenants as well as customary events of default and certain default provisions that could result in acceleration of payment of the Senior Notes issued in connection with the Financing Agreement. As of December 30, 2008, the Company was in compliance with these representations and covenants and was not in default of the Financing Agreement.

Accounting for Warrants and Derivative Instruments—On July 6, 2005, the Company consummated its initial public offering of 15,000,000 warrants (the “Warrants”). On July 7, 2005, the Company consummated the

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

closing of an additional 2,250,000 warrants that were subject to the underwriters’ over-allotment option. Each Warrant entitles the holder to purchase from the Company one share of its common stock at an exercise price of $6.00 per share and expires on June 28, 2009. These Warrants are freely traded on the NASDAQ Global Market under the symbol “JMBAW.”

The Company sold to the representative of the underwriter, for $100, an option to purchase up to a total of 750,000 units (the “Units”). Each Unit consists of one share of common stock and one redeemable common stock purchase warrant (“Embedded Warrants”). The Embedded Warrants issuable upon exercise of this option are identical to those sold in the initial public offering, except that the Embedded Warrants included in the option have an exercise price of $7.50 (125% of the exercise price of the warrants included in the units sold in the offering). These Units are freely traded on the NASDAQ Global Market under the symbol “JMBAU.” This option is exercisable at $10.00 per Unit and expires on June 29, 2010.

The Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset, or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, the 17,250,000 Warrants issued to purchase common stock are separately accounted for as liabilities. The fair value of these Warrants is shown on the Company’s consolidated balance sheets and the unrealized changes in the values of these derivatives are presented in the Company’s consolidated statements of operations as “Gain (loss) on derivative liabilities.” Since these Warrants are freely traded on the NASDAQ Global Market, the fair value of the Warrants is estimated based on the market price of a warrant at each period-end. To the extent that the market price increases or decreases, the Company’s derivative liabilities will also increase or decrease, impacting the Company’s consolidated statements of operations.

Fair values for exchange-traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market-based pricing models incorporating readily observable market data and requiring judgments and estimates. The option to purchase 750,000 shares is considered an equity instrument, as the underlying shares do not need to be registered, and all other criteria to be accounted for as an equity instrument have been fulfilled. The accounting for the Embedded Warrants follows the same accounting guidelines as the 17,250,000 warrants discussed previously, and is considered a liability in accordance with EITF 00-19.

The Company used the fair value to estimate the fair value of the Embedded Warrants as of January 9, 2007 and used the Black-Scholes pricing model for all other reporting periods. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award and was 0.5% as of December 30, 2008, 3.1% as of January 1, 2008, and 4.7% as of January 9, 2007. Expected dividends are zero based on history of not paying cash dividends on the Company’s common stock. The Company does not have any plans to pay dividends in the future. The expected term was determined to be the remaining contractual life of the option or derivative of 1.5 years as of December 30, 2008, 2.5 years as of January 1, 2008, and 3.5 years as of January 9, 2007.

Due to its limited trading history as an operating entity, the Company uses volatility rates based on a 50/50 blend of historic, daily stock price observations of the Company’s common stock since its inception and historic,

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

daily stock price observations of the Company’s peers (companies in Jamba Juice Company’s industry that are viewed as a “concept” and a leader in the premium, specialty growth segment) for a period prior to the balance sheet date that is equal in length to the expected term. Prior to the Merger, the Company used volatility rates based upon a sample of comparable special purpose acquisition corporations. The volatility factor used in Black-Scholes has a significant effect on the resulting valuation of the derivative liabilities on the Company’s consolidated balance sheets. The volatility index used for the calculation was 71.6% as of December 30, 2008, 42.6% as of January 1, 2008, and 34.4% as of January 9, 2007. The Company used the relative fair value to estimate the fair value of the Embedded Warrants as of January 9, 2007 and used the Black-Scholes pricing model for all other reported periods. Relative fair value is estimated as the difference between the closing market price of the Company’s common stock and the exercise price of the derivative. The Company’s stock price and volatility estimates will likely change in the future, and will therefore affect the derivative liabilities recorded. To the extent that the Company’s stock price increases or decreases, its derivative liabilities will also increase or decrease, absent any change in volatility rates and risk-free interest rates.

The estimated fair value of the warrants was $0.1 million, $9.3 million, and $69.5 million as of December 30, 2008, January 1, 2008, and January 9, 2007, respectively. The estimated fair value of the Embedded Warrants was $0 as of December 30, 2008 and January 1, 2008 and $1.7 million as of January 9, 2007. Such amounts are recorded as derivative liabilities in the consolidated balance sheets.

The Company issued new warrants to purchase 304,581 shares of Company common stock (the “Rolled-Over Warrants”) on November 29, 2006, in exchange for the then outstanding warrants of Jamba Juice Company (see Note 2). These warrants were converted to provide terms and expiration dates that were substantially similar to the terms contained in the original Jamba Juice Company warrants. Since the Rolled-Over Warrants do not contain a requirement to register the underlying shares and none of the other criteria that would require derivative treatment of these warrants have been met, the Rolled-Over Warrants are considered an equity instrument and were recorded as part of the purchase price of Jamba Juice Company at their acquisition date estimated fair value of $2.3 million. The exercise price of these warrants range from $4.26 to $7.58.

Segment Reporting—FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, requires financial information for each segment that is individually managed with separate operating results that are reviewed regularly by the chief operating decision makers. The Company has one reportable retail segment.

Reclassifications—The Company adjusted the January 1, 2008 balance sheet to properly reflect $3.0 million of workers’ compensation reserves as a long-term liability. The reserves were previously classified as a current liability included in workers’ compensation and health insurance reserves. The $1.2 million deferred tax asset related to this liability was also previously classified as current deferred income taxes, and the January 1, 2008 balance sheet has been adjusted to properly reflect this amount as a reduction of the long-term deferred income tax liability. In addition, the Company adjusted the January 1, 2008 balance sheet to properly reflect, as a long-term asset, $3.0 million of the related restricted cash held in a certificate of deposit to collateralize the Company’s letters of credit for self-insured workers’ compensation. This amount was previously classified as a current asset included in restricted cash.

Certain prior year amounts were also reclassified to conform to current-year presentations. The Company also reclassified certain expenses related to impairment of long-lived assets, store closure and lease termination costs. Deadsite costs, previously classified in store operating expense of $0.5 million and store closure costs $0.2 million previously classified in other operating is now classified as store lease termination and closure costs on the consolidated statement of operations. Impairment of long-lived assets of $1.6 million was reclassified from other operating expense and is now its own line item on the consolidated statement of operations.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements. FASB Statement No. 157 is effective for fiscal years beginning after November 15, 2007; however, FSP FAS 157-2, Effective Date of FASB Statement No. 157, delayed the effective date of FASB Statement No. 157 for most nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The implementation of FASB Statement No. 157 for financial assets and financial liabilities, effective January 2, 2008, did not have a material impact on the Company’s consolidated financial statements. The Company will adopt FASB Statement No. 157 for nonfinancial assets and nonfinancial liabilities beginning in the first quarter of fiscal 2009 and does not expect adoption to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. FASB Statement No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. FASB Statement No. 160 is effective for fiscal years beginning after December 15, 2008 with early application prohibited. As a result of adopting FASB Statement No. 160, beginning in fiscal 2009 the Company will no longer record an intangible asset when the purchase price of a partnership interest exceeds the book value at the time of buyout. Instead, any excess will be recorded as a reduction to equity. Additionally, after the adoption of FASB Statement No. 160, operating losses will be allocated to noncontrolling interests even when such allocation results in a deficit balance (i.e., book value can go negative). The Company will present noncontrolling interests (currently shown as minority interest) as a component of equity on the consolidated balance sheets and minority interest expense will no longer be separately reported as a reduction to net income on the consolidated income statements. The Company does not anticipate the adoption of FASB Statement No. 160 to have any other material impact on its consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. FASB Statement No. 141R establishes principles and requirements for how an acquiror in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. FASB Statement No. 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under FASB Statement No. 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. FASB Statement No. 141R provides guidance regarding what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB Statement No. 141R is effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company will adopt FASB Statement No. 141R beginning in the first quarter of fiscal 2009 and will change its accounting treatment for business combinations on a prospective basis.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities,. FASB Statement No. 161 requires companies to provide enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand the effects of such instruments and activities on a company’s financial position, financial performance and cash flows. Under FASB Statement No. 161, companies are required to disclose the fair values of derivative instruments and their gains and losses in a tabular format. FASB Statement No. 161 is effective for fiscal years beginning after November 15, 2008, and the Company will adopt these provisions in the first quarter of fiscal 2009. The Company does not anticipate that the adoption of FASB Statement No. 161 will have a material impact on its consolidated financial statements.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This change is intended to improve the consistency between the useful life of a recognized intangible asset under FASB Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will require the Company to adopt these provisions in the first quarter of fiscal 2009 and will apply prospectively FSP 142-3 on its consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of FASB Statement No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The Staff Position is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before December 30, 2008. The implementation of FSP FAS 157-3 did not have a material impact on the Company’s consolidated financial statements.

2. ACQUISITIONS

Fiscal 2008 Acquisition of Joint Venture Partnership

Pursuant to an Unit Purchase Agreement dated December 16, 2008, between the Company’s wholly owned subsidiary, Jamba Juice Company and JJC Florida LLC (“JJC Florida”), the Company purchased the remaining 65% in JJC Florida that the Company did not already own resulting in the acquisition of 13 stores in the Florida geographic region from JJC Florida. The agreement called for the purchase of all the assets, property, and business of JJC Florida related to the operation of its 13 stores. JJC Florida had entered into a joint venture with the Company to develop the Florida market.

The right to develop additional stores expired on June 28, 2005 when the Company entered into an Amended and Restated Management Agreement with JJC Florida. Under this Management Agreement, the Company managed and operated the stores owned by JJC Florida and used Company employees. Under the terms of the Third Amendment to Agreements dated June 28, 2005, JJC Florida’s right to build additional stores in Florida was voided and exclusivity was terminated. The Company had the right to purchase all of the remaining interest in JJC Florida commencing on October 1, 2008 and for 90 days thereafter. In anticipation of this right, the Company and JJC Florida agreed to the purchase and sale transaction on December 16, 2008. Total consideration for the agreement was $1.5 million and an additional $0.2 million in credit for reimbursement of amounts owed to JJC Florida. The acquisition was accounted for using the purchase method and resulted in goodwill of $0.6 million, which was fully impaired at December 30, 2008.

The purchase price allocation for JJC Florida was as follows (in thousands):

Property, fixtures and equipment, net	$334
Other current assets	877
Other intangible assets, net	(97)
Other accrued expenses	(55)
Goodwill	623

Total consideration	$1,682

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The operating results of stores acquired are included in the consolidated statements of operations from the date of acquisition. The goodwill was subsequently impaired after the acquisition. The pro-forma effects of the acquired stores are not significant to fiscal 2008 or fiscal 2007 operating results.

Fiscal 2007 Acquisitions of Franchisees

The Company acquired the assets of 22 Jamba Juice franchised stores owned by Sanders Liquid Sunshine (“Sanders”) and Vegas Liquid Sunshine (“Vegas”) on September 18, 2007 in the Northern California and Nevada geographic regions, respectively for $15.3 million, which includes a holdback of $1.4 million that was paid in September 2008. In addition, the Company acquired ten stores on April 4, 2007 and two stores on June 26, 2007 from Four Life Foods, LLC (“Four Life”) and Juice The Two of Us, Inc., respectively for a total of $9.3 million. Stores located in the Central California and Northern California geographic regions were acquired from Four Life and Juice The Two of Us, respectively. All acquisitions were accounted for using the purchase method of accounting and resulted in total goodwill of approximately $19.0 million. All of the goodwill is expected to be tax deductible for tax purposes. The operating results of stores acquired are included in the consolidated statements of operations from the date of acquisition.

Purchase Price Allocation

Pursuant to SFAS 141, Business Combinations, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition dates. The purchase prices for the acquisitions of Four Life, Juice The Two of Us, Sanders and Vegas have been allocated as follows (in thousands):

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

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

Cash held in escrow: In accordance with the Merger Agreement, $19.9 million (or $0.47 per share) of the merger consideration otherwise payable to each stockholder was deposited in an escrow account through November 29, 2007 (the “Escrow Period”) to satisfy the indemnity obligations under the Merger Agreement. An additional $2.0 million (or $0.05 per share) was deposited in a separate interest bearing account to reimburse the stockholder representative for its fees and costs, and to fund any costs of defense of any indemnity claims. Such amounts, less any amounts applied in satisfaction of indemnification claims or stockholder representative fees and expenses, were released to the former Jamba Juice Company shareholders, option holders, and warrant holders on a pro-rata basis based on their respective ownership percentages. The first holdback escrow release payment of approximately $11.8 million was made in January 2007. The second holdback escrow release payment of approximately $3.9 million was made in May 2007. The third and final holdback escrow release payment for approximately $4.2 million was made on July 31, 2007. Of the $2.0 million in the shareholder representative account, approximately $1.8 million was paid to Jamba Juice Company shareholders on or about July 31, 2007. Approximately $150,000 had been disbursed subsequent to August 1, 2007. As these amounts were originally considered part of the purchase price of the Merger, the tax impacts of these payouts resulted in an offset to goodwill. The remaining balance of $55,000 owed to former Jamba Juice Company shareholders as of January 1, 2008 was paid during fiscal 2008.

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

The fair value of options assumed and warrants exchanged was determined using a Black-Scholes valuation model with the following assumptions: average stock price of $11.53, expected lives of 0.5 to 5.0 years, risk-free interest rates of 4.3% to 5.0%, expected volatility of 35.7% to 39.7% and expected dividends of zero. See discussion of how the Company determines these assumptions in Note 12. The fair value of the options assumed and warrants exchanged has been included as part of the purchase price. The portion of the fair value of unvested options that relates to future service of $1.9 million will be recognized into expense over the remaining weighted-average vesting period of the options of 2.2 years.

Acquisition related transaction costs: Acquisition related transaction costs include legal and accounting fees and other external costs directly related to the acquisition.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

Trademarks

All of Jamba Juice Company’s products are sold under the Jamba Juice name and whirl logo. The use of the Jamba Juice trademarks is considered to be paramount to the continued success of the Company and provide for a seamless transition of ownership and continuity in the minds of both employees and customers. These indefinite-lived trademarks were not subject to amortization as management expected these trademarks to generate cash flows indefinitely. To estimate the fair value of the trademarks, the Company used the income approach-relief from royalty method, which is based on the projected cost savings attributable to the ownership of the trademarks.

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

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

3. AREA DEVELOPMENT AFFILIATIONS

The Company’s wholly owned subsidiary, Jamba Juice Company, has entered into multi-unit license agreements with area developers to develop stores in certain geographic regions. Under typical multi-unit license agreements, the area developer generally pays one-half of the initial nonrefundable fee multiplied by each store to be developed as a nonrefundable development fee upon execution of the multi-unit license agreement. The agreements are generally for a term of 10 years. Each time a store is opened under the multi-unit license agreement, the Company credits the franchisee one-half of the initial fee paid as part of the development fee and the franchisee is required to pay the remaining one-half of the initial fee. As of December 30, 2008, there are 77 stores operating under the two current multi-unit license agreements. One of the two current multi-area developers have contractual commitments to open four new franchise stores.

The Company generally executes franchise agreements for each store that establish the terms of its arrangement with the franchisee. The franchise agreements typically require the franchisee to pay an initial, non-refundable fee and continuing fees based upon a percentage of sales. Subject to the Company’s approval and the franchisee’s payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration.

Deferred franchise revenue as of December 30, 2008 and January 1, 2008 includes $129,050 and $178,650, respectively, relating to non-refundable development fees paid by one current area developer as well as initial fees paid by franchisees whose stores have not yet opened.

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

In June 2005, Jamba Juice Company entered into a Management Agreement with JJC Florida. Under this agreement, Jamba Juice Company managed and operated the stores owned by the area developer and did so using Jamba Juice Company employees. For fiscal 2008, fiscal 2007 and fiscal 2006, Jamba Juice Company incurred employee expenses in managing and operating these stores of $2.5 million, $2.8 million and $264,000, respectively, which are reported as other operating expense. Under the agreement, JJC Florida reimbursed Jamba Juice Company $2.5 million, $2.9 million and $267,000 for fiscal 2008, fiscal 2007 and fiscal 2006, respectively, for managing and operating these stores, which is reported as franchise and other revenue. In connection with entering into the Management Agreement, JJC Florida’s development rights were terminated.

4. PROPERTY, FIXTURES AND EQUIPMENT

Property, fixtures, and equipment as of December 30, 2008 and January 1, 2008, consisted of the following (in thousands):

	December 30, 2008	January 1, 2008
Leasehold improvements	$68,288	$77,590
Furniture, fixtures and equipment	66,847	54,965
Construction in progress (primarily stores under construction)	628	16,479

Total	135,763	149,034
Less accumulated depreciation and amortization	(40,609)	(20,173)

Total	$95,154	$128,861

Depreciation expense for fiscal 2008, fiscal 2007, and fiscal 2006 was $23.5 million, $18.3 million, and $1.8 million, respectively.

5. GOODWILL

Goodwill is tested for impairment annually during the fourth quarter of the fiscal year in accordance with FASB Statement No. 142. The fair value of the Company’s reporting unit was estimated using a discounted cash flow and market multiple analyses of historical and forecasted operating results of its reporting unit. Inherent in the Company’s fair value determinations are certain judgments and estimates relating to future cash flows, current economic indicators and market valuations, and the Company’s strategic operational plans. A change in such assumptions may cause a change in the results of the analyses performed. Based on the results of the Company’s evaluation and due to the challenging business conditions and resulting decline in the market price of the Company’s common stock, the Company recorded an impairment charge of $1.0 million and $111.0 million in the fourth quarter of fiscal 2008 and fiscal 2007, respectively.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The changes in the carrying amount of goodwill are as follows (in thousands):

	Fiscal 2008	Fiscal 2007
Balance at beginning of year	$—	$94,162
Acquisitions (see Note 2)	993	19,008
Impairments	(993)	(111,024)
Other	—	(2,146	)(1)

Balance at end of year	$—	$—

(1)

This includes a decrease of $1.0 million related to an adjustment to correct the recording of certain deferred tax assets resulting from the acquisition of JJC. The remaining activity represents the tax impact of the Company’s payout of escrow holdbacks from the Merger. See Note 2.

6. TRADEMARKS AND OTHER INTANGIBLE ASSETS

The carrying amount and accumulated amortization of trademarks and other intangible assets as of December 30, 2008 and January 1, 2008, were as follows (in thousands):

	Gross Amount	Accumulated Amortization	Net
Amortized Intangible Assets
As of January 1, 2008
Favorable leases	$3,893	$(1,243)	$2,650
Franchise agreements	1,141	(101)	1,040
Employment agreements	730	(200)	530
Reacquired franchise rights	875	(96)	779

Total	$6,639	$(1,640)	$4,999

As of December 30, 2008
Favorable leases	$3,176	$(1,490)	$1,686
Franchise agreements	920	(143)	777
Reacquired franchise rights	850	(315)	535

Total	$4,946	$(1,948)	$2,998

Other intangible assets are amortized over their expected useful lives. Amortization expense for intangible assets for fiscal 2008, fiscal 2007 and fiscal 2006 was $1.9 million, $1.5 million and $0.2 million, respectively. Expected annual amortization expense for intangible assets recorded as of December 30, 2008 is as follows (in thousands):

Fiscal Year	Amortization
2009	$915
2010	656
2011	470
2012	293
2013	164
Thereafter	500

Unamortized Intangible Assets (in thousands)	December 30, 2008	January 1, 2008
Trademarks	$—	$82,600

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Trademarks are not subject to amortization and are tested for impairment annually (at year-end), or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of the comparison of the fair value of the trademarks to its carrying amount. The fair value of trademarks was estimated using the income approach-relief from royalty method, which is based on the projected cost savings attributable to the ownership of the trademarks. As a result of the evaluation, the Company recorded an impairment charge of $82.6 million, $49.8 million, net of tax in fiscal 2008 and an impairment charge of $89.6 million, $53.9 million net of tax, in fiscal 2007.

7. OTHER LONG-TERM ASSETS

As of December 30, 2008 and January 1, 2008, other long-term assets consisted of the following (in thousands):

	December 30, 2008	January 1, 2008
Deposits	$1,386	$846
Investment in JJC Florida, LLC	—	1,348
Investment in JJC Hawaii, LLC	520	680
Deferred loan fees	1,081	—
Other	475	192

Total	$3,462	$3,066

The Company accounts for its investments in JJC Florida, LLC and JJC Hawaii, LLC under the equity method. The Company owned 5.0% of JJC Hawaii, LLC, as of December 30, 2008 and January 1, 2008. The Company owned 35.2% of JJC Florida, LLC, as of January 1, 2008. The Company purchased the remaining interest in JJC Florida, LLC that it did not previously own on December 16, 2008. The equity losses recognized by the Company for JJC Florida, LLC was $231,000, $46,000, and $3,000 for fiscal 2008, fiscal 2007 and fiscal 2006, respectively and $185,000, $147,000, and $16,000 for JJC Hawaii LLC for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

The following is summarized financial information for the Company’s equity investments in JJC Florida, LLC and JJC Hawaii, LLC as of January 1, 2008 and the fiscal year then ended (in thousands). Information for fiscal 2008 is not significant.

January 1, 2008
Current assets	$1,844
Non-current assets	11,442
Current liabilities	4,421
Non-current liabilities and members’ equity	8,855
Revenue	38,157
Gross profit	26,360
Net loss from operations	(2,707)
Net loss	(2,707)

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

8. IMPAIRMENT, STORE LEASE TERMINATION AND CLOSURE COSTS AND WORKFORCE REDUCTION

Long-lived asset impairment

The Company reviews its entire store portfolio on a regular basis. The review includes an analysis of each store’s past and present operating performance combined with projected future results. Impairment charges include the write-down of long-lived assets at stores that were assessed for impairment because of management’s intention to close the store or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable. The Company recorded impairment charges of $27.8 million and $1.6 million for fiscal 2008 and fiscal 2007, respectively, for the impairment of long-lived assets at 144 and 20 stores, respectively.

Store lease termination and closure costs and workforce reduction

As a result of the Company’s revitalization efforts and revised development goals, the Company evaluated the infrastructure needed to support its evolving business model and restructured its Support Center to eliminate certain administrative positions. During fiscal 2008, the Company has eliminated 71 positions, closed 31 underperforming Company Stores prior to the normal expiration of their lease term and canceled the opening of 13 stores under development. As a result of these actions, the Company incurred $10.0 million in charges related to asset write-offs for operating Company Stores and sites under development and lease termination related costs and $2.2 million in severance charges.

Lease termination costs consist primarily of the costs of future obligations related to closed store locations. Discounted liabilities for future lease costs and the fair value of related subleases of closed locations are recorded when the stores are closed. All other costs related to closed units are expensed as incurred. In assessing the discounted liabilities for future costs of obligations related to closed stores, the Company make assumptions regarding amounts of future subleases. If these assumptions or their related estimates change in the future, the Company may be required to record additional exit costs or reduce exit costs previously recorded. Exit costs recorded for each of the periods presented include the effect of such changes in estimates. Severance accruals will be paid primarily during fiscal 2009. Lease obligations are payable through 2018, less sublease amounts.

The following is a reconciliation of the store closure and severance accrual (in thousands):

Balance as of January 9, 2007	$516
Additional accruals	112
Payments on liability	(152)

Balance as of January 1, 2008	$476
Provision for noncancellable lease payments of closed stores	4,637
Severance accrual	2,192
Severance payments	(1,158)
Payments on liability	(483)

Balance as of December 30, 2008	$5,664

Loss on Disposal of Other Assets—During fiscal 2008, fiscal 2007, and fiscal 2006, the Company wrote off the net book value of certain assets that were disposed of due to store remodels or upgrades of equipment of $1.7 million, $1.2 million, and $0.6 million, respectively and is classified in other operating expenses.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

9. NOTE PAYABLE & FINANCING AGREEMENT

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

On September 11, 2008, the Company entered into a financing agreement (the “Financing Agreement”) with Victory Park Management, LLC, as agent, and its affiliated funds as lenders (“Lenders”) whereby the Lenders purchased $25 million two-year senior secured term notes from the Company (the “Senior Notes”). The Senior Notes are secured by a first priority lien on all current and future assets of the Company, with certain exceptions. The Senior Notes bear interest at a rate of 6-month LIBOR plus 8%, subject to a floor of 12.5% per annum (if the LIBOR rate is not available, interest will accrue at the Prime Rate plus 7%, subject to a floor of 12.5% per annum), with interest payable monthly in arrears, and a $375,000 make-whole interest payment to the extent the Senior Notes continue to be outstanding after 15 months. The Company has the right to prepay the Senior Notes with payment of the principal, accrued interest and, if the prepayment is after the first anniversary of the closing, the make-whole interest payment. As the likelihood of the make-whole interest payment is minimal, no value for this feature has been recorded.

The Senior Notes are subject to acceleration and certain mandatory prepayment events set forth in the Financing Agreement. In connection with this Financing Agreement, the Company incurred approximately $0.9 million in loan origination fees and $0.3 million in legal fees. The Company made a $500,000 deposit on possible prepayment to the Lenders at closing, payable with the proceeds from the sale of the Senior Notes. This amount, which is classified in other long-term assets, represents a deposit of any possible prepayment should certain generating events occur that are not in the ordinary course of the Company’s business.

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

The two million shares are classified as equity and recorded at fair value of $1.3 million. The Put and Call Rights can be considered legally and separately detachable as they are contractually distinct from the common stock, are not embedded within the common stock shares and are considered a freestanding instrument. In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” the Put and Call Rights have been recorded as a liability based on its fair value of $0.7 million and will be marked-to market on a quarterly basis.

The Company also entered into a Registration Rights Agreement with the Lenders which provides the Lenders with certain rights to require the Company to file with the United States Securities and Exchange Commission a registration statement covering the resale of the Shares.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The Financing Agreement contains customary representations and covenants as well as customary events of default and certain default provisions that could result in acceleration of payment of the Senior Notes issued in connection with the Financing Agreement. As of December 30, 2008, the Company was in compliance with these representations and covenants and was not in default of the Financing Agreement.

10. LEASE COMMITMENTS

The Company leases its office, retail stores, and some equipment under operating leases, with terms expiring through 2021. Most store leases have an initial term of 10 years, with renewal options of up to 10 years and provide for payment of common area operating expenses and real estate taxes. Rental expense, net of sublease income was $35.2 million in fiscal 2008, $31.1 million in fiscal 2007 and $3.0 million in fiscal 2006 and is recorded in occupancy costs and general and administrative expenses.

The aggregate future minimum noncancelable lease payments as of December 30, 2008, were as follows (in thousands):

Fiscal Year Ending:
2009	$38,492
2010	34,045
2011	31,935
2012	29,979
2013	27,120
Thereafter	60,140

Total minimum lease commitments	$221,711

The Company has subleases related to certain of its operating leases. The Company recognized sublease income of $0.2 million in fiscal 2008 and $0.2 million for each of fiscal 2007 and 2006. Future minimum lease payments under operating leases have not been reduced by future minimum sublease rental income of approximately $0.3 million.

The Company leases certain equipment and software license of $0.7 million which is considered capital leases and is included in property and equipment on the consolidated balance sheets. Amortization of assets under capital leases is included in depreciation and amortization expense.

11. INCOME TAXES

The components of the income tax provision are as follows (in thousands):

	December 30, 2008	January 1, 2008	January 9, 2007
Current provision	$421	$88	$293
Deferred benefit	(695)	(52,223)	(2,837)

Income tax (benefit) expense—net	$(274)	$(52,135)	$(2,544)

Included in the fiscal 2007 deferred benefit are tax benefits of $3.6 million related 2007 federal net operating losses and $1.3 million related to 2007 state net operating losses.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The difference between the effective income tax rate and the United States federal income tax rate is summarized as follows:

	December 30, 2008	January 1, 2008	January 9, 2007
Statutory federal rate	(34.0)%	(34.0)%	(34.0)%
State income taxes less federal benefit	(5.7)	(5.8)	(5.7)
Change in valuation allowance	40.6	—	—
Tax exempt income—net	—	—	(2.0)
Nontaxable (gain) loss on derivative liability	(2.4)	(14.3)	37.1
Stock options	1.5	—	—
Impairment of goodwill	0.2	22.0	—
Other	(0.4)	0.6	0.5

	(0.2)%	(31.5)%	(4.1)%

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

The deferred tax asset (liability) consisted of the following temporary differences as of December 30, 2008, and January 1, 2008 (in thousands):

	December 30, 2008	January 1, 2008
Reserves and accruals	$8,589	$6,850
Deferred franchise revenue	—	78

Total current deferred tax asset	8,589	6,928
Net operating losses	19,954	7,264
Deferred rent	2,124	1,419
Tax credit attributes	2,187	2,268
Basis difference in intangibles	6,966	(28,676)
Share-based compensation	760	1,218
Basis difference in fixed assets	17,500	8,014
Basis difference in investments	(188)	(209)
Reserves and accruals	2,021	1,174
Other	224	307

Total non-current deferred tax asset (liability)	51,548	(7,221)

Valuation allowance	(59,783)	(48)

Total net deferred tax asset (liability)	$354	$(341)

At December 30, 2008 the Company has federal and state net operating loss carryovers of $46.9 million and $64.5 million, respectively, which, if not used earlier, will expire between 2017 and 2029. In addition, the Company also has tax credit carryforwards for federal and state purposes of $1.4 million and $0.7 million, respectively, which do not expire.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

SFAS 109 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses the realization is “more likely than not”. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. A valuation allowance is provided for deferred tax assets when it is “more likely than not” that some portion of the deferred tax asset will not be realized. Because of the Company’s recent history of operating losses, management believes the recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. A full valuation allowance has been recorded for the net deferred tax assets at December 30, 2008, which increases the valuation allowance by $59.7 million for the fiscal year ended December 30, 2008. A deferred tax asset of $354,000 remains due to the impact that a FIN 48 liability has on deferred taxes.

On September 11, 2008, the Company entered into a Financing Agreement with Victory Park Management, LLC, as agent, and its affiliated funds as lenders whereby the Lenders purchased $25 million two-year senior secured term notes from the Company. Pursuant to the Financing Agreement, on September 11, 2008, the Company issued to the Lenders two million shares of its common stock with certain registration rights, and entered into a Common Stock Put and Call Agreement with the Lenders. As the Put and Call Rights are considered a freestanding instrument and accounted for under SFAS 150, the two million shares issued are classified as equity and recorded at fair value. The allocation of the proceeds to equity creates a temporary difference between the financial statement carrying amount of the debt and the tax basis of the debt, giving rise to a deferred tax liability. At December 30, 2008 the related deferred liability of $0.7 million has been treated as a charge to shareholder’s equity. The deferred liability established and charged to shareholder equity related to the financing arrangement has reduced the valuation allowance necessary at December 30, 2008. The impact of this reduction has been allocated to shareholder equity and, therefore, there was no net effect on shareholder equity at the end of the year.

The Company adopted the provisions of FIN No. 48, on January 10, 2007. FIN No. 48 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. In addition, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Although the implementation of FIN No. 48 did not impact the amount of the Company’s liability for unrecognized tax benefits nor did it impact beginning retained earnings, the Company reclassified its liability for uncertain tax positions from deferred income tax to other long-term liabilities to conform with the balance sheet presentation requirements of FIN No. 48. The Company expects no reversals within the next 12 months.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year (in thousands):

Unrecognized Tax Benefit, January 1, 2008	$1,470
Increases—tax positions in prior period	42

Unrecognized Tax Benefit, December 30, 2008	$1,512

Included in the unrecognized tax benefits of $1.5 million at December 30, 2008 was $0.4 million that, if recognized, would impact the Company’s annual effective tax rate. The Company recognizes interest accrued related to unrecognized tax benefits in the tax provision. As of the adoption of FIN 48 on January 10, 2007, the Company’s liability for unrecognized tax benefits included an accrual for interest in the amount of $78,000. The Company recognized $46,000 and $82,000 of interest in connection with uncertain tax positions during 2008 and 2007 respectively. As of December 30, 2008, approximately $0.4 million of unrecognized tax benefits related to certain state tax credits are expected to reverse in the next twelve months due to the expiration of the statute of limitations.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

As of December 30, 2008, the Company is subject to U.S. federal income tax examinations for the tax years ended June 27, 2006 and November 28, 2006 for the subsidiary returns and the tax year ended December 31, 2006 for the consolidated return. The Internal Revenue Service (“IRS”) has completed its examinations of the subsidiary’s federal income tax return for the tax years ended June 29, 2004 and June 28, 2005. The Company is also subject to state and local income tax examinations for tax returns filed for the years ended June 24, 2003 through December 31, 2006.

12. STOCK OPTIONS

Stock Options—The Company maintains three share-based compensation plans (collectively, the “Plans”). The Company’s 2006 Employee, Director and Consultant Stock Plan (the “2006 Plan”) was approved by the Company’s stockholders on November 28, 2006, and provides for the granting of up to 5 million shares of common stock in the form of nonqualified and incentive stock options, stock grants or other stock-based awards to employees, nonemployee directors and consultants. In addition, in December 2008, the Company also granted stock options as an “inducement” grant outside of the Company’s existing equity plans to its President and Chief Executive Officer. In connection with the Merger with Jamba Juice Company, the Company assumed the outstanding options under the Jamba Juice Company 1994 Stock Incentive Plan (the “1994 Plan”) and the 2001 Equity Incentive Plan (the “2001 Plan”), which provided for granting nonqualified and incentive stock options to employees, nonemployee directors and consultants. No additional grants are available under the 2001 Plan and the 1994 Plan.

Options granted under the 2006 Plan have an exercise price equal to the closing price of the Company’s common stock on the grant date. Options granted in 2006 under the 2006 Plan have an exercise price equal to the average of the closing price of the Company’s common stock for five trading days, consisting of the two days immediately following the date of grant, the day of the grant, and two days immediately before the date of grant. Options under the 2001 Plan and 1994 Plan were granted at an exercise price equal to or greater than the fair market value of the common stock at the date of the grant and are exercisable for up to 10 years. Options remaining under the 1994 Plan generally vest over four years. Options remaining under the 2001 Plan granted prior to January 1, 2004 vested 20% at date of grant and 20% per year thereafter. Options granted under the 2001 Plan after January 1, 2004 and under the 2006 Plan generally vest 25% on the first anniversary of the grant date and 25% per year thereafter. Approximately 337,900 performance based shares were granted to officers of the Company in December 2007. Options granted under the 2006 Plan with performance-based measures vest on March 15, 2009 upon achievement of certain goals. Shares available for grant were 1,585,110 as of December 30, 2008.

In December 2008, the Company granted an aggregate of 1,500,000 shares of stock options to its new President and Chief Executive Officer, resulting in an increase in the number of shares issued under stock option awards outstanding. This award was granted as an “inducement” grant outside of the Company’s existing equity plans.

The fair value of options granted was estimated at the date of grant using a Black-Scholes option-pricing model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. Expected dividends are zero based on history of not paying cash dividends on the Company’s common stock. Expected volatility is based on a 50/50 blend of historic, daily stock price observations of the Company’s common stock since its inception and historic, daily stock price observations of

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

the Company’s peers during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. FASB Statement No. 123R also requires that estimated forfeitures be included as a part of the grant date estimate. The Company uses historical data to estimate expected employee behaviors related to option exercises and forfeitures. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models or assumptions, nor is there a means to compare and adjust the estimates to actual values, except for annual adjustments to reflect actual forfeitures.

	Fiscal Year Ended December 30, 2008	Fiscal Year Ended January 1, 2008	Fiscal Year Ended January 9, 2007
Weighted-average risk-free interest rate	2.40%	4.30%	4.09%
Expected life of options (years)	5.0	5.0	5.0
Expected stock volatility	49.4%	38.5%	38.4%
Expected dividend yield	0%	0%	0%

A summary of the stock option activities for fiscal years 2008, 2007, and 2006 is presented below (shares and dollars in thousands):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2008	3,692	$9.14
Options granted	3,390	1.03
Options exercised	—	—
Options canceled	(2,013)	9.25

Options outstanding at December 30, 2008	5,069	$3.68	8.48	$0.00

Options vested or expected to vest at December 30, 2008	2,965	$4.79	8.17	$0.00

Options exercisable—December 30, 2008	938	$9.05	7.25	$0.00

The intrinsic value of stock options is defined as the difference between the current market value and the exercise price, which is equal to the market value at the time of the grant.

Information regarding options outstanding and exercisable at December 30, 2008 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.58 - $1.50	3,212,260	9.25 years	$0.97	0	$—
$1.51 - $3.00	139,600	9.40 years	2.45	65,050	2.47
$3.01 - $4.50	425,452	7.32 years	4.43	111,852	4.30
$4.51 - $6.00	36,843	5.18 years	5.08	30,929	5.08
$6.01 - $7.50	33,000	8.68 years	6.79	8,250	6.79
$7.51 - $9.00	102,743	6.18 years	7.81	65,181	7.81
$9.01 - $10.50	387,688	8.40 years	9.71	240,889	9.88
$10.51 - $11.77	731,734	6.10 years	11.41	416,141	11.41

	5,069,320	8.48 years	$3.68	938,292	$9.05

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The weighted-average fair value of options granted in fiscal 2008 and fiscal 2007 was $0.47 and $2.94, respectively. No stock options were exercised in fiscal 2008 and the intrinsic value of the options exercised during fiscal 2007 was $0.1 million. The weighted-average grant-date fair value of options granted and options assumed from Jamba Juice Company during fiscal 2006 was $4.66 and $6.19, respectively. There were no options exercised during fiscal 2006. At December 30, 2008, 2,964,540 stock options are expected to vest over the next four years.

The fair value of restricted common stock is determined based on the closing price of the Company’s common stock on the date of grant. Restricted common stock vests and becomes unrestricted 25% on the first anniversary of the grant date and 25% per year thereafter. Share-based compensation expense is recognized ratably over the four-year service period.

Share-based compensation expense was $4.2 million, $4.2 million, and $0.4 million for fiscal 2008, fiscal 2007, and fiscal 2006, respectively, and is included in labor costs in the consolidated statements of operations. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $1.2 million and $0.1 million for fiscal 2007 and fiscal 2006, respectively. No benefit was recorded in fiscal 2008.

Restricted Stock—The Company did not issue shares of restricted common stock in fiscal 2008 or fiscal 2007 and issued 137,500 shares of restricted common stock with a weighted-average fair value of $11.50 per share during fiscal 2006, of which all shares had been canceled or exercised prior to December 30, 2008. The total fair value of restricted common stock vested during fiscal 2008, fiscal 2007, and fiscal 2006 was $56,175, $395,000, and $0, respectively.

13. WARRANTS AND DERIVATIVE INSTRUMENTS

As discussed in Note 1, the Company issued warrants to purchase 17,250,000 shares of common stock at an exercise price of $6.00 per share and an option to purchase up to a total of 750,000 units at an exercise price of $10.00 per share in connection with its initial public offering in July 2005. Each unit includes one share of common stock and a warrant to purchase one share of common stock at an exercise price of $7.50 per share. In November 2006, the Company assumed 304,581 outstanding warrants in connection with the Merger (see Note 2). All warrants and the options to purchase the units were fully vested as of December 30, 2008. No warrants were exercised in fiscal 2008. During fiscal 2007, the Company received $4.0 million of proceeds for the exercise of 669,500 of the $6.00 warrants. The fair value of warrants exercised of $2.5 million was reclassified from derivative liability to additional paid-in capital on the date of exercise. A summary of the warrant activity and changes during fiscal 2008 is presented below (shares in thousands):

	Number of Warrants	Weighted- Average Exercise Price
Warrants outstanding as of January 1, 2008	17,633	$6.05
Warrants expired	(19)	4.74
Warrants exercised	—	—

Warrants outstanding as of December 30, 2008	17,614	$6.05

The weighted-average remaining contractual life of the warrants and the option outstanding as of December 30, 2008 is 0.5 years and 1.5 years, respectively. The aggregate intrinsic value of the warrants and the option to purchase the units are $0 and $0.1 million, respectively, as of December 30, 2008. The intrinsic value of warrants exercised during fiscal 2008, fiscal 2007 and fiscal 2006 was $0, $2.1 million and $10,203, respectively.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

14. FAIR VALUE MEASUREMENT

On January 2, 2008, the Company adopted FASB Statement No. 157. FASB Statement No. 157 provides guidance for using fair value to measure assets and liabilities. The standard establishes a common definition for fair value to be applied to U.S. GAAP requiring the use of fair value establishes a framework for measuring fair value and expands required disclosures about such fair value measurements. FASB Statement No. 157 established the following fair value hierarchy that prioritizes the inputs used to measure fair value:

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

The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 30, 2008 by level within the fair value hierarchy:

(In thousands)	Level 1	Level 2	Level 3
Assets:
Cash invested in money market fund(1)	$1,896	$—	$—
Liabilities:
$6.00 Warrants(2)	124	—	—
Embedded Warrants(2)	—	—	—
Put/Call Agreement(2)	—	—	1,974

(1)	Included in cash and cash equivalents on the consolidated balance sheet.

(2)	Included in derivative liabilities on the consolidated balance sheet.

15. EMPLOYEE BENEFIT PLAN

The Company maintains a voluntary defined contribution plan covering all eligible employees that it acquired from Jamba Juice Company. Eligible employees may elect to defer and contribute a percentage of their compensation to the plan, not to exceed the dollar amount set by law. The Company will match 100% of the first 3%, and 50% for the 4% and 5% of an employee’s contributions. During fiscal 2008, fiscal 2007, and fiscal 2006, the Company contributed $1.1 million, $0.4 million, and $0.1 million to the plan, respectively.

16. OTHER COMMITMENTS AND CONTINGENCIES

Litigation Related—The Company or its wholly owned subsidiary, Jamba Juice Company, is a defendant in certain litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of such litigation will not have a significant effect on the consolidated financial statements.

Other—The Company had commitments under contracts for the construction of leasehold and other improvements for stores to be opened in fiscal 2008. Portions of such contracts not completed at the end of fiscal 2007, are not reflected in the consolidated financial statements. These unrecorded commitments are $1.0 million as of January 1, 2008. There were no unrecorded commitments for construction of leasehold improvements as of December 30, 2008.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The Company has purchase obligations with certain suppliers for certain fruits and dairy for various terms ranging from one year to 15-year terms ending in 2024 for commitments to purchase a minimum level of fruit and other items used in the production of the Company’s products totaling $64.4 million over the next 15 years.

17. RELATED-PARTY TRANSACTIONS

The Company paid up to $7,500 a month in total for office space and general and administrative expense to a related entity and two stockholders from July 6, 2005 through the Merger Date.

As a part of the Company’s initial public offering, stockholders existing prior to the Company’s initial public offering agreed to purchase up to 1,000,000 warrants in the public marketplace at prices not to exceed $1.20 per warrant. In addition, the representative of the underwriter or certain of its affiliates agreed to purchase up to 500,000 warrants in the public marketplace at prices not to exceed $1.20 per warrant. As a result, the stockholders existing prior to the initial public offering purchased 1,000,000 warrants at an average price of $1.01375 and the underwriter or its affiliates purchased 500,000 warrants at an average price of $0.99. The stockholders further agreed that any warrants purchased by them or their affiliates or designees would not be sold or transferred until the completion of a business combination. See Note 1 to the Notes to the Consolidated Financial Statements for the Company’s accounting treatment of these warrants.

18. SUBSEQUENT EVENT

The Company completed the sale of ten of its Company Stores in Arizona to a franchisee on March 11, 2009. No gain or loss was recorded upon sale.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

19. UNAUDITED QUARTERLY INFORMATION

(In thousands except per share amounts)

	Fiscal Year 2008
	Sixteen Weeks Ended April 22, 2008	Twelve Weeks Ended July 15, 2008	Twelve Weeks Ended October 7, 2008	Twelve Weeks Ended December 30, 2008
Total revenue	$101,553	$98,598	$86,635	$56,104
Gross profit	75,174	73,264	63,889	41,400
Loss from operations	(19,555)	(84,867)	(11,436)	(39,775)
Gain (loss) on derivative liabilities	5,642	2,488	(520)	285
Interest income	186	59	69	51
Interest expense	(112)	(106)	(485)	(1,361)
Other income (expense)	5,716	2,441	(936)	(1,025)
Net loss	(6,431)	(89,195)	(12,363)	(41,174)
Basic loss per share	(0.12)	(1.69)	(0.23)	(0.75)
Diluted loss per share	(0.12)	(1.69)	(0.23)	(0.75)

	Fiscal Year 2007
	Sixteen Weeks Ended May 1, 2007	Twelve Weeks Ended July 24, 2007	Twelve Weeks Ended October 16, 2007	Eleven Weeks Ended January 1, 2008
Total revenue	$89,385	$89,609	$83,638	$54,577
Gross profit	65,833	65,950	61,152	40,048
Income (loss) from operations	(8,048)	2,641	(3,115)	(219,669	)(1)
Gain on derivative liabilities	15,150	329	23,271	20,674
Interest income	1,396	921	775	426
Interest expense	(111)	(24)	(21)	(26)
Other income (expense)	16,435	1,226	24,025	21,074
Net income (loss)	11,948	2,328	22,397	(149,969)
Basic earnings (loss) per share	0.23	0.04	0.43	(2.85)
Diluted earnings (loss) per share	0.20	0.04	0.40	(2.85)

(1)	This includes an impairment charge of $200.6 million related to goodwill and other intangible assets (see Notes 5 and 6).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Jamba Juice Company and Subsidiary:

We have audited the accompanying consolidated balance sheet of Jamba Juice Company and subsidiary (the “Company”) as of November 28, 2006, and the related consolidated statements of income, common stockholders’ deficit, and cash flows for the period from June 28, 2006 to November 28, 2006 and for the fiscal year ended June 27, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jamba Juice Company and subsidiary as of November 28, 2006, and the results of their operations and their cash flows for the period from June 28, 2006 to November 28, 2006 and for the fiscal year ended June 27, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, on June 28, 2006, the Company changed its method of accounting for share-based payment awards to conform to Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

/s/    Deloitte & Touche LLP

San Francisco, California

April 2, 2007

JAMBA JUICE COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)	November 28, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,001
Receivables, net of allowance of $110	1,530
Inventories	2,723
Deferred income taxes	5,664
Prepaid rent	2,620
Due from Jamba, Inc.	3,425
Prepaid expenses and other current assets	1,080

Total current assets	18,043
Property, fixtures and equipment—net	81,548
Goodwill	2,663
Other intangible assets—net	244
Deferred income taxes	9,667
Other long-term assets	2,750

Total assets	$114,915

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,217
Accrued compensation and benefits	6,207
Workers’ compensation and health self-insurance reserves	3,931
Accrued jambacards	17,700
Line of credit note payable	15,875
Litigation settlement payable	531
Other accrued expenses	7,478

Total current liabilities	62,939
Deferred franchise revenue	441
Deferred rent and other long-term liabilities	11,613

Total liabilities	74,993

Commitments and contingencies (Notes 7 and 14)	—
Convertible redeemable preferred stock:
No par value—30,000,000 shares authorized. Shares issued and outstanding: Series A, 3,000,000; Series B, 2,250,053; Series C, 7,415,206; Series D, 9,998,905; Series E, 2,482,726. Redemption value: $52,162. Liquidation preference: $62,094	52,162
Common stockholders’ deficit:
Common stock, no par value—50,000,000 shares authorized; 10,940,069 shares issued and outstanding	—
Additional paid-in capital	12,660
Accumulated deficit	(24,900)

Total common stockholders’ deficit	(12,240)

Total liabilities and common stockholders’ deficit	$114,915

See Notes to Consolidated Financial Statements.

JAMBA JUICE COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands)	For the Period June 28, 2006 to November 28, 2006	Fiscal Year Ended June 27, 2006
	(22 weeks)	(52 weeks)
Revenue:
Company stores	$116,967	$243,668
Franchise and other revenue	4,894	9,337

Total revenue	121,861	253,005

Operating expenses:
Cost of sales	29,983	61,034
Labor costs	37,078	79,664
Occupancy costs	12,672	26,982
Store operating expense	13,208	28,920
Depreciation and amortization	5,946	12,905
General and administrative expense	14,773	30,011
Store preopening expense	1,031	2,677
Other operating expense	2,093	4,145

Total operating expenses	116,784	246,338

Other income (expense):
Interest income	79	115
Interest expense	(382)	(1,203)

Total other expense	(303)	(1,088)

Income before income taxes	4,774	5,579
Income tax expense	2,558	2,601

Net income	$2,216	$2,978

See Notes to Consolidated Financial Statements.

JAMBA JUICE COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ DEFICIT

(Dollars in thousands)	Common Stock Shares	Additional Paid-In Capital	Accumulated Deficit	Total Common Stockholders’ Deficit
Balance as of June 28, 2005	10,515,082	$11,686	$(30,094)	$(18,408)
Issuance of common stock	268,138	317	—	317
Other	—	252	—	252
Net income	—	—	2,978	2,978

Balance as of June 27, 2006	10,783,220	12,255	(27,116)	(14,861)
Issuance of common stock	156,849	322	—	322
Other	—	83	—	83
Net income	—	—	2,216	2,216

Balance as of November 28, 2006	10,940,069	$12,660	$(24,900)	$(12,240)

See Notes to Consolidated Financial Statements.

JAMBA JUICE COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	For the Period June 28, 2006 to November 28, 2006	Fiscal Year Ended June 27, 2006
	(22 weeks)	(52 weeks)
Cash provided by operating activities:
Net income	$2,216	$2,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,946	12,905
Loss on asset impairment, store closures and disposals	1,106	2,768
Gift certificate and jambacard breakage income	(748)	(1,425)
Share-based compensation	83	—
Deferred rent and other	725	3,006
Deferred income taxes	(1,100)	(1,706)
Changes in operating assets and liabilities:
Receivables, net of allowance	520	(417)
Inventories	(76)	(281)
Prepaid expenses and other current assets	(4,112)	1,113
Other long-term assets	(65)	178
Accounts payable	1,631	(526)
Accrued compensation and benefits	(2,213)	2,798
Accrued jambacards	2,523	5,421
Litigation settlement payable	(589)	(513)
Accrued expenses and other liabilities	(144)	2,036
Deferred franchise revenue	9	(47)

Cash provided by operating activities	5,712	28,288

Cash used for investing activities:
Capital expenditures	(11,360)	(26,369)
Cash paid in acquisitions	—	(22)
Investment in affiliates	(10)	(120)

Cash used for investing activities	(11,370)	(26,511)

Cash provided by (used for) financing activities:
Proceeds from exercise of stock options and other	322	317
Borrowings on debt facility	17,225	48,800
Payments on debt facility	(12,150)	(51,000)

Cash provided by (used for) financing activities	5,397	(1,883)

Net decrease in cash and cash equivalents	(261)	(106)
Cash and cash equivalents at beginning of period	1,262	1,368

Cash and cash equivalents at end of period	$1,001	$1,262

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$337	$1,211
Income taxes paid, net of refunds	3,421	931

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

Fiscal Year End—Jamba Juice Company’s fiscal year ends on the Tuesday preceding June 30. The fiscal year ended June 27, 2006 (“fiscal 2006”) includes 52 weeks. For convenience, all references herein to years are stated as years ended June 30. The 22-week period from June 28, 2006 to November 28, 2006 (“22 Week Period”) represents the period prior to the merger with Jamba, Inc.

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

Concentrations of Risk—Jamba Juice Company maintains food distribution contracts primarily with one supplier, Southwest Traders, Inc. This supplier provided 88% and 85% of product cost included in cost of sales for the 22 Week Period and fiscal 2006, respectively, which potentially subjects Jamba Juice Company to a concentration of business risk. If this supplier had operational problems or ceased making product available to Jamba Juice Company, operations could be adversely affected.

Financial instruments that potentially subject Jamba Juice Company to concentrations of credit risk consist primarily of cash and cash equivalents. Jamba Juice Company places its cash and cash equivalents with high-quality financial institutions, but at times, balances in Jamba Juice Company’s cash accounts may exceed the Federal Deposit Insurance Corporation insurance limit.

Self-Insurance Reserves—Jamba Juice Company uses a combination of insurance and self-insurance to provide for the liabilities for workers’ compensation, healthcare benefits, general liability, property insurance, director and officers’ liability, and vehicle liability. Liabilities associated with the self-insured risks are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity

JAMBA JUICE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

factors, and other actuarial assumptions. The estimated accruals for these liabilities, portions of which are calculated by independent third-party actuaries, could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. The workers’ compensation self-insurance reserve is included in “Workers’ compensation and health self-insurance reserves” in the balance sheet as of November 28, 2006, was $3.0 million.

Cash and Cash Equivalents—Jamba Juice Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. As of November 28, 2006, Jamba Juice Company did not have any investments with maturities greater than three months.

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

Goodwill—Goodwill represents the excess of the purchase price over net assets acquired and is not amortized. Goodwill is subject to annual impairment tests in April of each year. This analysis is performed at the reporting unit level in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Based upon impairment analyses performed in accordance with SFAS No. 142 there was no goodwill impairment recorded in the 22 Week Period and fiscal 2006.

Capitalized Interest—Jamba Juice Company capitalizes interest costs related to the purchase and construction of qualifying assets. During the 22 Week Period and fiscal 2006, Jamba Juice Company capitalized interest of $130,000 and $183,000, respectively. Capitalized interest is amortized over the life of the assets.

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

JAMBA JUICE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

During the 22 Week Period and fiscal 2006 Jamba Juice Company sold $11.0 million and $22.0 million of its jambacards, respectively. In addition, Jamba Juice Company also sold reloaded cards for $2.7 million and

JAMBA JUICE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

$3.9 million during the 22 Week Period and fiscal 2006, respectively. Customers redeemed $10.8 million and $20.4 million during the 22 Week Period and fiscal 2006, respectively, at the stores, which is included in revenue in the consolidated statements of income.

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

JAMBA JUICE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Advertising Costs—Advertising costs are expensed as incurred and were $1.5 million and $5.1 million in the 22 Week Period and fiscal 2006, respectively, and are classified as store operating expenses. Jamba Juice Company also receives advertising contributions from its franchisees. These contributions are a contractual obligation of the franchisee and are recorded as an offset to advertising expense and were $1.5 million and $1.6 million for the 22 Week Period and fiscal 2006, respectively.

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

Deferred franchise revenue as of November 28, 2006 includes $441,000, relating to non-refundable development fees paid by two current and one former area developer, as well as initial fees paid by franchisees whose stores have not yet opened.

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

In August 2004, Jamba Juice Company entered into an Amended and Restated Management Agreement with the Midwest Developer. Under this agreement, Jamba Juice Company managed and operated the stores owned by the Midwest Developer and did so using Jamba Juice Company employees. Jamba Juice Company incurred employee expenses in managing and operating these stores of $662,000 and $1.4 million for the 22

JAMBA JUICE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Week Period and fiscal 2006, respectively, which are reported as other operating expense. Under the agreement, the Midwest Developer reimbursed Jamba Juice Company $696,000 and $1.3 million for the 22 Week Period and fiscal 2006, respectively, for managing and operating these stores, which is reported as franchise and other revenue.

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

In connection with entering into the Management Agreement, JJC Florida’s development rights were terminated. Equity losses of $30,000 and $164,000 for the 22 Week Period and fiscal 2006, respectively, are included in other operating expenses. Due to inconsistent payment history, Jamba Juice Company accounts for its transactions with JJC Florida on a cash basis. As of November 28, 2006, JJC Florida owes Jamba Juice Company $1.6 million for royalty fees and advertising, which has not been recorded in Jamba Juice Company’s consolidated financial statements.

3. PROPERTY, FIXTURES AND EQUIPMENT

Property, fixtures, and equipment as of November 28, 2006 consisted of the following (in thousands):

Leasehold improvements	$72,926
Furniture, fixtures and equipment	60,637
Construction in progress (primarily stores under construction)	7,474

Total	141,037
Less accumulated depreciation and amortization	(59,489)

Total	$81,548

4. OTHER INTANGIBLE ASSETS

Other intangible assets—net represent lease acquisition costs and consist of the following (in thousands):

	Gross Amount	Amortization	Net
Beginning Balance—June 30, 2005	$1,335	$(939)	$396
Amortization	—	(107)	(107)

Ending Balance—June 30, 2006	1,335	(1,046)	289
Amortization	—	(45)	(45)

Ending Balance—November 28, 2006	$1,335	$(1,091)	$244

Estimated amortization expense for the next three years is approximately $50,000 per year until 2009, when the estimated amortization expense will total approximately $35,000 for fiscal years 2010 through 2015.

JAMBA JUICE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

5. ASSET IMPAIRMENT, STORE CLOSURES, AND DISPOSALS

Loss on asset impairment, store closures and disposals of fixed assets consisted of the following (in thousands):

	November 28, 2006	June 30, 2006
Asset impairment	$182	$1,065
Loss on store closures	78	1,027
Loss on disposal of other assets	846	676

Total	$1,106	$2,768

Asset Impairment—Due to declining market conditions, competition, insufficient occupancy rates in neighboring businesses and other factors, Jamba Juice Company recorded non-cash impairment charges of $0.2 million and $1.1 million in the 22 Week Period and fiscal 2006, respectively, to write down a portion of the leasehold improvements, furniture and fixtures, and equipment values of certain stores to their estimated fair values.

Jamba Juice Company considered several factors when estimating the future operating cash flows of the stores, including quality of the local market and real estate, the store’s historical cash flows, local competition, saturation of markets due to proximity of other stores, general economic conditions and other trends.

Store Closures—During the 22 Week Period and fiscal 2006, Jamba Juice Company closed one and three stores, respectively. Jamba Juice Company recorded losses related to store closures of $78,000 and $1,027,000 in the 22 Week Period and fiscal 2006, respectively. Of these charges, $59,000 and $856,000 were noncash. In the year of closure, revenue for the stores that have closed was $146,000 and $892,000 and net operating losses, which include the losses on store closure, were $3,000 and $1,898,000 in the 22 Week Period and fiscal 2006, respectively.

The following is a reconciliation of the store closure accrual (in thousands):

Balance as of June 30, 2005	$—
Provision for estimated net future cash flows of closed stores and buyout costs	543

Balance as of June 30, 2006	543
Payments on liability	(9)

Balance as of November 28, 2006	$534

Loss on Disposal of Other Assets—During the 22 Week Period and fiscal 2006, Jamba Juice Company wrote off the net book value of certain assets that were abandoned due to store remodels or upgrades of equipment.

JAMBA JUICE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

6. OTHER LONG-TERM ASSETS

Other long-term assets—net as of November 28, 2006, consisted of the following (in thousands):

Deposits	$704
Investment in JJC Florida, LLC	1,645
Investment in JJC Hawaii, LLC	372
Other	29

Total	$2,750

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

The amendment also included the ability of JJC Florida, LLC to defer the marketing, royalty, and front-end fees due to Jamba Juice Company. The deferral period ends the earlier of June 30, 2008 or when JJC Florida, LLC becomes cash flow positive for four consecutive quarters. JJC Florida, LLC did not meet this requirement as of November 28, 2006. Jamba Juice Company has deferred $1.6 million of fees due from JJC Florida, LLC under this agreement as of November 28, 2006, and will recognize revenue as cash is received.

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

The following is summarized financial information for Jamba Juice Company’s equity investments in JJC Florida, LLC and JJC Hawaii, LLC (in thousands):

	November 28, 2006	June 30, 2006
Current assets	$2,150	$2,157
Non-current assets	12,402	11,232
Current liabilities	4,807	3,999
Non-current liabilities and members’ equity	9,745	9,390
Revenue	14,727	34,206
Gross profit	10,469	24,179
Net loss from operations	(443)	(937)
Net loss	(443)	(937)

JAMBA JUICE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

7. LEASE COMMITMENTS

Jamba Juice Company leases its office, retail stores and some equipment under operating leases, with terms expiring through 2016. Most store leases contain renewal options of up to 10 years and provide for payment of common area operating expenses and real estate taxes. Rental expense, net of sublease income, was $10.4 million and $22.5 million in the 22 Week Period and fiscal 2006, respectively.

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

8. REVOLVING LOAN AND NOTES PAYABLE

Jamba Juice Company has a revolving line of credit (the “Line”) for maximum borrowings of up to $35 million or 1.5 times trailing Earnings Before Interest, Taxes, and Depreciation and Amortization (“EBITDA”) as defined by the agreement for the Line which expires in December 2007. Borrowings on the Line are used for general working capital, capital expenditures and acquisitions. Borrowings bear interest at either the London InterBank Offered Rate plus a margin of 2.00% to 3.25% or a Base Rate (determined by certain base rates such as Prime, Federal Funds Effective Rate or Base CD rate) plus a margin of 0% to 1.5%, depending on Jamba Juice Company’s adjusted leverage ratio (as defined by the Line). The Line is secured by substantially all of the assets of Jamba Juice Company and requires compliance with certain financial covenants. These financial covenants require Jamba Juice Company at the end of each fiscal quarter to maintain an adjusted leverage ratio and fixed-charge coverage ratio as defined by the agreement and to maintain capital expenditures below a specified level. As of November 28, 2006, Jamba Juice Company was in compliance with each of these financial covenants.

The Line prohibits Jamba Juice Company from the following activities: making loans, advances, or other extensions of credit; a 25% change in ownership, consolidation, mergers, or acquisitions; issuing dividends greater than $250,000 in any fiscal year; selling, assigning, leasing, transferring or disposing of any part of the business; and incurring capital expenditures in excess of $35 million in any year. Jamba Juice Company has obtained a waiver from its financial institution in regards to its merger agreement with Services Acquisition Corp. International. The outstanding balance on the Line was $15.9 million as of November 28, 2006 with an interest rate of 9.25%. Additional borrowing availability of $13.1 million was available as of November 28, 2006.

JAMBA JUICE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

9. INCOME TAXES

The components of the income tax provision are as follows (in thousands):

	Period from June 28, 2006 to November 28, 2006	Year Ended June 30, 2006
Current provision	$3,658	$4,307
Deferred benefit	(1,100)	(1,706)

Income tax expense—net	$2,558	$2,601

The difference between the effective income tax rate and the United States federal income tax rate is summarized as follows:

	Period from June 28, 2006 to November 28, 2006	Year Ended June 30, 2006
Statutory federal rate	34.0%	34.0%
State income taxes less federal benefit	5.7	5.8
Tax credit attributes	12.1	1.2
Reconciliation of deferred tax assets	1.0	(0.7)
Reconciliation of current payable	1.2	(0.6)
Meals and entertainment	0.9	1.1
Stock options	—	0.8
Capitalized transaction costs	0.4	6.1
Others	(1.7)	(1.1)

	53.6%	46.6%

The deferred tax asset consisted of the following temporary differences as of November 28, 2006 (in thousands):

Reserves and accruals	$4,692
Deferred franchise revenue	702
Class action payable	270

Total current deferred tax asset	5,664
Net operating losses	10
Deferred franchise revenue	35
Deferred rent	2,788
Tax credit attributes	619
Basis difference in fixed assets	6,498
Basis difference in investments	(283)

Total non-current deferred tax asset	9,667

Total net deferred tax asset	$15,331

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

10. CONVERTIBLE REDEEMABLE PREFERRED STOCK

From 1994 through 2002, Jamba Juice Company sold 3,000,000, 2,250,053, 7,415,206, 10,028,905, and 2,482,726 shares of Series A, Series B, Series C, Series D, and Series E convertible redeemable preferred stock (the “Preferred Stock”), respectively, at prices of $1.00, $1.33, $2.00, $2.47, and $2.00 per share, as adjusted respectively, and received $49.6 million in net proceeds. In December of 2001, when Jamba Juice Company completed its Series E offering, the conversion price for the Series C and Series D were reduced to $2.00 and $2.47 from $2.18 and $2.50, respectively. This reduction in the conversion price was a result of the Series E offering being less than the conversion price of the Series C and Series D. The difference between the redemptive value of $52.2 million and the net proceeds received was $2.6 million. In fiscal 2006, Jamba Juice Company, in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes, modified its accounting for the accretion of its convertible redeemable preferred stock to conform to Securities and Exchange Commission (“SEC”) public company reporting requirements. Previously, Jamba Juice Company did not accrete the carrying value of its convertible redeemable preferred stock. These financial statements reflect the accretion of the convertible redeemable preferred stock to its redemption value at September 2003 (date of redemption) through a charge to accumulated deficit. The accretion amount was $0 in the 22 Week Period and fiscal 2006. The cumulative accretion prior to fiscal 2006 was $2.6 million.

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

JAMBA JUICE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

JAMBA JUICE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

The fair value of options granted was estimated at the date of grant using a Black-Scholes option-pricing model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. Expected dividends are zero based on history of not paying cash dividends on Jamba Juice Company’s common stock. Expected volatility for the 22 Week Period is based on historic, daily stock price observations of Jamba Juice Company’s peers during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. SFAS 123R also requires that estimated forfeitures be included as a part of the grant date estimate. Jamba Juice Company uses historical data to estimate expected employee behaviors related to option exercises and forfeitures. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models or assumptions, nor is there a means to compare and adjust the estimates to actual values, except for annual adjustments to reflect actual forfeitures. The following assumptions were used to calculate the weighted-average fair value for the 22 Week Period and fiscal 2006:

	Period from June 28, 2006 to November 28, 2006	Year Ended June 30, 2006
Weighted-average expected life	2 years	2 years
Volatility	37.9%	0%
Risk free interest rates	5.0%	4.60%
Dividend yield	0%	0%

JAMBA JUICE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

A summary of option activity under both plans as of November 28, 2006 and June 30, 2006, and changes during the 22 Week Period and fiscal 2006 are presented below (shares in thousands):

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

The weighted-average grant-date fair value of options granted during the 22 Week Period and fiscal 2006 was $1.50 and $0.90, respectively. The total intrinsic value of options exercised during the 22 Week Period and fiscal 2006 was $624,000 and $561,000, respectively.

Jamba Juice Company recorded total compensation expense of $83,000 related to options that vested during the 22 Week Period, and all of which relates to awards granted after the date of adoption. As of November 28, 2006, there was no unrecognized compensation cost related to nonvested stock options granted under the plans. The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was approximately $35,000 and $0 for the 22 Week Period and fiscal 2006, respectively.

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

Stock Option Exchange Program—During the six months prior and subsequent to the implementation of a stock option exchange program in fiscal year 2002, Jamba Juice Company granted approximately 523,000 options, at an average exercise price of $4.00 per share. Subsequent to the grant, certain employees were given the opportunity to exchange their options for new options with an exercise price equal to the fair value of Jamba Juice Company’s common stock six months from the exchange date. The fair value was established at $1.86 per share. Due to the exchange, the options granted within six months of the exchange program are subject to variable plan accounting of which 47,150 were outstanding as of November 28, 2006. Under variable plan accounting, Jamba Juice Company is required to record a non-cash compensation charge for the options until the options are exercised, forfeited or canceled without replacement. The compensation charge is based on any excess of the fair value of the stock at the end of the reporting period or date of exercise, forfeiture or cancellation without replacement, if earlier, over the exercise price of the related options. The resulting compensation charge to earnings is recorded as the underlying options vest and subsequent changes in the fair value of the stock are recorded until the options are exercised, forfeited, or cancelled. Jamba Juice Company

JAMBA JUICE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

recorded stock compensation expense of $106,000 related to variable plan accounting in fiscal 2006, which is included in Other in the consolidated statements of stockholders’ deficit.

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
Warrants outstanding—beginning of period:
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

13. EMPLOYEE BENEFIT PLAN

Jamba Juice Company maintains a voluntary defined contribution plan covering all eligible employees. Eligible employees may elect to defer and contribute a percentage of their compensation to the plan, not to exceed the dollar amount set by law. Jamba Juice Company also provides for a matching contribution after one year of employment. Jamba Juice Company matches 100% of the first 3% of an employee’s contributions. During the 22 Week Period and fiscal 2006, Jamba Juice Company contributed $0.3 million and $0.6 million, respectively, to the plan.

14. OTHER COMMITMENTS AND CONTINGENCIES

Litigation Related—During fiscal 2003, Jamba Juice Company settled a class action lawsuit against Jamba Juice Company that alleged that Jamba Juice Company failed to pay overtime wages, in violation of Federal and California law, to current and former employees designated as “General Manager” and “Assistant General Manager.” Jamba Juice Company agreed to pay $3.0 million plus payroll taxes to the class and its representatives ratably over a five-year period beginning in fiscal 2004. The net present value of this obligation, including related payroll taxes, of $2.8 million, was expensed in fiscal 2003. These obligations are due and payable upon a change of control of Jamba Juice Company.

JAMBA JUICE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officers (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s controls are designed to do, and management necessarily was required to apply its judgment in evaluating the risk related to controls and procedures.

In connection with the preparation of this Annual Report on Form 10-K, as of December 30, 2008, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 30, 2008. These conclusions were communicated to the Audit Committee.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 30, 2008. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 30, 2008 based on the criteria set forth by COSO in Internal Control—Integrated Framework.

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report appears below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Jamba, Inc.:

We have audited Jamba, Inc.’s internal control over financial reporting as of December 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Jamba, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Jamba, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jamba, Inc. and subsidiary as of December 30, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal year ended December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

San Francisco, California

March 16, 2009

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Directors of the Company is incorporated herein by reference from the Company’s 2009 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2008 fiscal year.

Information regarding the Executive Officers of the Company is contained in Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company’s 2009 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2008 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, information required by Item 12 is incorporated herein by reference from the Company’s 2009 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2008 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference from the Company’s 2009 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2008 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from the Company’s 2009 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2008 fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) List of Financial Statements.

The following consolidated financial statements of Jamba, Inc. as of December 30, 2008 and January 1, 2008 and for the fiscal years ended December 30, 2008, January 1, 2008, and January 9. 2007, and the related notes thereto are included herein in Part II, Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Consolidated Financial Statements of Jamba Juice Company as of November 28, 2006 and for the period from June 28, 2006 to November 28, 2006 and the fiscal year ended June 27, 2006
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Common Stockholders’ Deficit
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2) List of Financial Statement Schedules

None.

(3) List of Exhibits

Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index, which begins on page 131 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Emeryville, State of California, on the 16th day of March, 2009.

JAMBA, INC.

By:	/s/ JAMES D. WHITE
James D. White
Chief Executive Officer and President

POWER OF ATTORNEY

We the undersigned officers and directors of Jamba, Inc., hereby severally constitute and appoint James D. White and Karen L. Luey, or either of them, his attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JAMES D. WHITE James D. White	Chief Executive Officer, President and Director (Principal Executive Officer)	March 16, 2009

/s/ KAREN L. LUEY Karen L. Luey	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2009

/s/ STEVEN R. BERRARD Steven R. Berrard	Chairman of the Board and Director	March 16, 2009

/s/ THOMAS C. BYRNE Thomas C. Byrne	Director	March 16, 2009

/s/ RICHARD L. FEDERICO Richard L. Federico	Director	March 16, 2009

/s/ ROBERT C. KAGLE Robert C. Kagle	Director	March 16, 2009

/s/ LESLEY HOWE Lesley Howe	Director	March 16, 2009

/s/ BRIAN SWETTE Brian Swette	Director	March 16, 2009

/s/ RAMÓN MARTIN-BUSUTIL Ramón Martin-Busutil	Director	March 16, 2009

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger by and among Services Acquisition Corp International, JJC Acquisition Company and Jamba Juice Company, dated as of March 6, 2006.	8-K	001-32552	10.1	March 16, 2006

2.2	Amendment, dated August 2, 2006, to Agreement and Plan of Merger by and among Services Acquisition Corp International, JJC Acquisition Company and Jamba Juice Company, dated as of March 6, 2006.	8-K	001-32552	10.1	August 3, 2006

2.3	Amendment, dated November 6, 2006, to Agreement and Plan of Merger by and among Services Acquisition Corp International, JJC Acquisition Company and Jamba Juice Company, dated as of March 6, 2006.	8-K	001-32552	10.1	November 7, 2006

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-32552	3.1	December 5, 2006

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company.	8-K	001-32552	3.2	December 5, 2006

3.3	Amended and Restated Bylaws of the Company.	8-K	001-32552	3.3	March 21, 2007

3.4	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock	8-K	001-32552	3.1	October 9, 2008

4.1	Specimen Unit Certificate.	S-1	333-122812	4.1	February 14, 2005

4.2	Specimen Common Stock Certificate.	S-1	333-122812	4.2	February 14, 2005

4.3	Specimen Warrant Certificate.	S-1	333-122812	4.3	February 14, 2005

4.4	Form of Warrant Agreement between Continental Stock and Transfer Company and the Company.	S-1	333-122812	4.4	February 14, 2005

4.5	Rights Agreement, effective as of October 8, 2008 between Jamba, Inc. and Continental Stock Transfer & Trust Company as Rights Agent	8-K	001-32552	4.1	October 9, 2008

10.1	Form of Indemnity Agreement entered into between the Company and its directors, officers and certain other employees.	8-K	001-32552	10.1	December 5, 2006

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.2	Form of Distribution Agreement by and between Jamba Juice Company and various suppliers.	8-K	001-32552	10.4	December 5, 2006

10.3	Office Lease for the property located at 6475 Christie Avenue, Emeryville, CA 94608, by and between Jamba Juice Company and Bay Center Office, LLC dated July 28, 2006.	8-K	001-32552	10.5	December 5, 2006

10.4	Form of Severance Agreement entered into between Jamba Juice Company and each of Paul Coletta, Trey Feiler and Thibault Guillet de Chatellus.**	10-Q	001-32552	10.11	June 11, 2007

10.5	Amended and Restated 1994 Stock Incentive Plan.**	8-K	001-32552	10.16	December 5, 2006

10.6	2001 Equity Incentive Plan.**	8-K	001-32552	10.17	December 5, 2006

10.7	2006 Employee, Director and Consultant Stock Plan.**	10-K	001-32552	10.18	April 2, 2007

10.8	Form of Incentive Stock Option Agreement under the 2006 Plan.**	8-K	001-32552	10.19	December 5, 2006

10.9	Form of Non-Qualified Stock Option Agreement under the 2006 Plan.**	8-K	001-32552	10.20	December 5, 2006

10.10	Non-employee Director Compensation Policy.**	8-K	001-32552	10.21	December 5, 2006

10.11	Form of Registration Rights Agreement between Services Acquisition Corp. International and investors, as amended.	8-K	001-32552	10.3	March 16, 2006

10.12	Distribution Agreement by and between Jamba Juice Company and Southwest Traders, Inc. dated September 1, 2007*	10-K	001-32552	10.27	March 17, 2008

10.13	Credit Agreement, dated April 17, 2008, among Jamba, Inc., Jamba Juice Company, the Lenders that are Signatories Thereto and Wells Fargo Foothill, LLC (the “Credit Agreement”)	8-K	001-32552	10.1	April 22, 2008

10.14	First Amendment to Credit Agreement, dated May 29, 2008	10-Q	001-32552	10.2	June 2, 2008

10.15	Second Amendment to Credit Agreement, dated August 22, 2008	8-K	001-32552	10.1	August 28, 2008

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.16	Severance Agreement entered into between Jamba, Inc. and Paul Clayton, dated September 3, 2008	8-K	001-32552	10.1	September 5, 2008

10.17	Financing Agreement dated September 11, 2008 among between Jamba, Inc., Jamba Juice Company the Lenders Party Thereto and Victory Park Management, LLC	8-K	001-32552	10.1	September 12, 2008

10.18	Common Stock Put and Call Agreement dated as of September 11, 2008 by and among Jamba, Inc., Victory Park Special Situations, L.P. and Victory Park Credit Opportunities, L.P.	8-K	001-32552	10.2	September 12, 2008

10.19	Registration Rights Agreement dated as of September 11, 2008 by and among Jamba, Inc., Victory Park Special Situations, L.P. and Victory Park Credit Opportunities, L.P.	8-K	001-32552	10.3	September 12, 2008

10.20	Form of Executive Employment Agreement entered into between Jamba Juice Company and each of Karen L. Luey, Thibault de Chatellus, Michael Fox, Steve Adkins and Greg Schwartz**	8-K	001-32552	10.1	October 14, 2008

10.21	Employment Agreement dated November 17, 2008 between Jamba Juice Company and James White**	8-K	001-32552	10.1	November 17, 2008

10.22	Notice of Grant of Non-Qualified Stock Option and Non-Qualified Stock Option Agreement, Dated December 1, 2008, entered into between Jamba, Inc. and James White.**	10-K	001-32552	10.22	December 1, 2008	X

14.1	Code of Business Conduct and Ethics.	8-K	001-32552	14.1	December 5, 2006

21.1	List of Subsidiary.					X

23.1	Consent of Independent Registered Public Accounting Firm					X

23.2	Consent of Independent Registered Public Accounting Firm-Deloitte & Touche LLP					X

23.3	Consent of Independent Registered Public Accounting Firm-Deloitte & Touche LLP					X

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
24	Power of Attorney, included on signature page hereto.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*	This exhibit (or portions thereof) has been filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment. The confidential portions of this exhibit have been omitted and are marked by an asterisk.
**	Management contract, or compensatory plan or arrangement.