Form 10-Q
period 2009-04-21
JAMBA, INC.
filed 2009-05-28
CIK 1316898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 21, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock of Jamba, Inc. issued and outstanding as of May 22, 2009 was 54,690,728.

JAMBA, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED APRIL 21, 2009

Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I - FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JAMBA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)	April 21, 2009	December 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$18,437	$20,822
Restricted cash	5,804	5,059
Receivables, net of allowances of $302 and $416	2,724	4,594
Inventories	3,392	3,435
Prepaid and refundable income taxes	183	5,670
Prepaid rent	1,396	185
Prepaid expenses and other current assets	1,463	1,328

Total current assets	33,399	41,093
Property, fixtures and equipment, net	86,933	95,154
Trademarks and other intangible assets, net	2,595	2,998
Restricted cash	1,914	2,659
Deferred income taxes	354	354
Other long-term assets	4,784	3,462

Total assets	$129,979	$145,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,167	$8,089
Accrued compensation and benefits	8,450	7,667
Workers’ compensation and health insurance reserves	2,113	1,922
Accrued jambacard liability	26,230	30,764
Current portion of capital lease obligations	231	246
Other accrued expenses	10,954	12,074
Derivative liabilities	1,933	2,098

Total current liabilities	58,078	62,860
Note payable	23,224	22,829
Long-term capital lease obligations	195	281
Long-term workers’ compensation and health insurance reserves	1,914	2,659
Deferred rent and other long-term liabilities	15,838	16,670

Total liabilities	99,249	105,299

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $.001 par value, 150,000,000 shares authorized, 54,690,728 shares issued and outstanding	55	55
Additional paid-in capital	358,771	358,258
Accumulated deficit	(328,096)	(317,892)

Total stockholders’ equity	30,730	40,421

Total liabilities and stockholders’ equity	$129,979	$145,720

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	16 Week Period Ended
(In thousands, except share and per share amounts)	April 21, 2009	April 22, 2008
Revenue:
Company stores	$87,019	$98,632
Franchise and other revenue	1,851	2,921

Total revenue	88,870	101,553

Costs and operating expenses:
Cost of sales	21,207	26,379
Labor	31,918	37,998
Occupancy	13,748	13,379
Store operating	9,839	13,823
Depreciation and amortization	6,110	7,812
General and administrative	11,723	15,299
Impairment of long-lived assets	3,026	4,036
Other operating	236	2,382

Total costs and operating expenses	97,807	121,108

Loss from operations	(8,937)	(19,555)
Other income (expense):
Gain from derivative liabilities	165	5,642
Interest income	334	186
Interest expense	(1,749)	(112)

Total other (expense) income	(1,250)	5,716

Loss before income taxes	(10,187)	(13,839)
Income tax (expense) benefit	(17)	7,408

Net loss	$(10,204)	$(6,431)

Weighted-average shares used in the computation of loss per share:
Basic	54,690,728	52,637,131
Diluted	54,690,728	52,637,131
Loss per share:
Basic	$(0.19)	$(0.12)
Diluted	$(0.19)	$(0.12)

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	16 Week Period Ended
(In thousands)	April 21, 2009	April 22, 2008
Cash (used in) provided by operating activities:
Net loss	$(10,204)	$(6,431)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	6,110	7,812
Impairment of long-lived assets	3,026	4,036
Store lease termination, closure costs and disposals	477	593
Share-based compensation	513	1,132
Jambacard breakage income and amortization, net	595	(324)
Bad debt and inventory reserves	(206)	48
Deferred rent	51	1,077
Deferred income taxes	—	(7,437)
Equity loss from joint ventures	—	107
Gain from derivative liabilities	(165)	(5,642)
Accretion of note payable	395	—
Changes in operating assets and liabilities:
Receivables	1,838	2,174
Inventories	219	(728)
Prepaid rent	(1,211)	2,324
Prepaid and refundable taxes	5,487	141
Prepaid expenses and other current assets	(135)	(1,261)
Other long-term assets	(222)	(11)
Accounts payable	(627)	3,367
Accrued compensation and benefits	783	4,201
Workers’ compensation and health insurance reserves	(554)	292
Accrued jambacard liability	(5,129)	(4,128)
Other accrued expenses	(1,120)	272
Other long-term liabilities	(708)	—

Cash (used in) provided by operating activities	(787)	1,614

Cash used in investing activities:
Capital expenditures	(1,797)	(13,982)
Proceeds from sale of stores	300	—
Decrease in restricted cash	—	518

Cash used in investing activities	(1,497)	(13,464)

Cash used in financing activities:
Borrowings on debt facility	—	398
Payment of debt issuance costs	—	(448)
Payment on capital leases	(101)	—

Cash used in financing activities	(101)	(50)

Net decrease in cash and cash equivalents	(2,385)	(11,900)
Cash and cash equivalents at beginning of period	20,822	23,016

Cash and cash equivalents at end of period	$18,437	$11,116

Supplemental cash flow information:
Cash paid for interest	$1,829	$97
Income taxes paid	5	47

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Jamba, Inc., a Delaware corporation, and its wholly-owned subsidiary, Jamba Juice Company (the “Company”), is a retailer of premium quality blended-to-order fruit smoothies, squeezed-to-order juices, blended beverages and healthy snacks. As of April 21, 2009, there were 732 locations consisting of 499 company-owned and operated stores (“Company Stores”) and 233 franchise stores (“Franchise Stores”).

Unaudited Interim Financial Information—The condensed consolidated balance sheet as of April 21, 2009 and the condensed consolidated statements of operations and cash flows for each of the 16 week periods ended April 21, 2009 and April 22, 2008 have been prepared by the Company, without audit, and have been prepared on the same basis as the Company’s audited consolidated financial statements. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments except as discussed in Note 8) considered necessary to present fairly the financial position as of April 21, 2009 and the results of operations and cash flows for the 16 week periods ended April 21, 2009 and April 22, 2008. The condensed consolidated balance sheet as of December 30, 2008 has been derived from the Company’s audited consolidated financial statements. Operating results for the 16 week period ended April 21, 2009 are not necessarily indicative of the results that may be expected for the year ending December 29, 2009. The Company reports its results of operations on a 52-week or 53-week fiscal year, which is comprised of thirteen 4-week periods or twelve 4-week periods and one 5-week period. The first fiscal quarter is sixteen weeks, the second and third fiscal quarters each are twelve weeks, and the fourth quarter is twelve or thirteen weeks.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 30, 2008.

Reclassifications—Certain amounts have been reclassified on the condensed consolidated statement of operations to conform to the fiscal 2009 presentation.

Comprehensive Income—Comprehensive income is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments from owners and distributions to owners. Comprehensive income (loss) equals net income (loss) for all periods presented.

Earnings (Loss) Per Share—Loss per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic earnings (loss) per share is computed based on the weighted-average of common shares outstanding during the period. Diluted earnings (loss) per share is computed based on the weighted-average number of common shares and potentially dilutive securities, which includes outstanding warrants and outstanding options and restricted stock awards granted under the Company’s stock option plans. Anti-dilutive shares of 23.1 million and 21.8 million have been excluded from the calculation of diluted weighted-average shares outstanding in the 16 week periods ended April 21, 2009 and April 22, 2008, respectively.

The number of incremental shares from the assumed exercise of warrants and options was calculated by applying the treasury stock method. The following table summarizes the differences between the basic and diluted weighted-average shares outstanding used to compute diluted earnings (loss) per share:

	16 Week Period Ended
	April 21, 2009	April 22, 2008
Basic weighted-average shares outstanding	54,690,728	52,637,131
Incremental shares from assumed exercise of warrants and options	—	—

Diluted weighted-average shares outstanding	54,690,728	52,637,131

Restricted Cash—The Company held $7.7 million in restricted cash at April 21, 2009, of which $5.8 million was classified as a current asset and $1.9 million was classified as a long-term asset. The Company held $4.7 million certificates of deposit to collateralize the Company’s letters of credit and $3.0 million in restricted cash related to the Company’s Financing Agreement (see Note 2). The Company held $7.7 million in restricted cash at December 30, 2008, of which $5.0 million was classified as a current asset and $2.7 million was classified as a long-term asset.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 with early application prohibited. The implementation of SFAS 160 did not impact the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the target at the acquisition date. SFAS 141R is effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company adopted SFAS 141R at the beginning of fiscal 2009 and will change its accounting treatment for business combinations on a prospective basis.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for nonfinancial assets and nonfinancial liabilities did not impact the Company’s consolidated financial statements. See Note 5 for further discussion of fair value measurement.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires companies to provide enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand the effects of such instruments and activities on a company’s financial position, financial performance and cash flows. Under SFAS 161, companies are required to disclose the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The implementation of SFAS 161 did not impact the Company’s consolidated financial statements. See Note 4 for additional disclosures for the Company’s derivative instruments.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP 142-3 did not impact the Company’s consolidated financial statements.

2. NOTE PAYABLE & FINANCING AGREEMENT

On September 11, 2008, the Company entered into a financing agreement (the “Financing Agreement”) with Victory Park Management, LLC, as agent, and its affiliated funds as lenders (“Lenders”) whereby the Lenders purchased $25 million two-year senior secured term notes from the Company (the “Senior Notes”). The Senior Notes are secured by a first priority lien on all current and future assets of the Company, with certain exceptions. The Senior Notes bear interest at a rate of 6-month LIBOR plus 8%, subject to a floor of 12.5% per annum (if the LIBOR rate is not available, interest will accrue at the Prime Rate plus 7%, subject to a floor of 12.5% per annum), with interest payable monthly in arrears, and a $375,000 make-whole interest payment to the extent the Senior Notes continue to be outstanding after 15 months. The Company has the right to prepay the Senior Notes with payment of the principal, accrued interest and, if the prepayment is after the first anniversary of the closing, the make-whole interest payment. As the likelihood of payment of the make-whole interest is minimal, no value for this feature has been recorded.

The Senior Notes are subject to acceleration and certain mandatory prepayment events set forth in the Financing Agreement. In connection with this Financing Agreement, the Company made a $500,000 deposit on possible prepayment to the Lenders at closing, payable with the proceeds from the sale of the Senior Notes. This amount, which is classified in other long-term assets, represents a deposit of any possible prepayment should certain generating events occur that are not in the ordinary course of the Company’s business.

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

The two million shares are classified as equity and recorded at fair value of $1.9 million. The Put and Call Rights can be considered legally and separately detachable as they are contractually distinct from the common stock, are not embedded within the common stock shares and are considered a freestanding instrument. In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” the Put and Call Rights have been recorded as a liability at their fair value of $1.6 million as of April 21, 2009, and are marked-to-market on a quarterly basis.

The Company also entered into a Registration Rights Agreement with the Lenders which provides the Lenders with certain rights to require the Company to file with the United States Securities and Exchange Commission a registration statement covering the resale of the Shares.

The Financing Agreement contains customary representations and covenants as well as customary events of default and certain default provisions that could result in acceleration of payment of the Senior Notes issued in connection with the Financing Agreement. As of April 21, 2009, the Company was in compliance with these representations and covenants and was not in default of the Financing Agreement.

3. STOCK OPTIONS

The Company maintains three share-based compensation plans (collectively, the “Plans”). The Company’s 2006 Employee, Director and Consultant Stock Plan (the “2006 Plan”) was approved by the Company’s stockholders on November 28, 2006, and provides for the granting of up to five million shares of common stock in the form of nonqualified and incentive stock options, stock grants or other share-based awards to employees, nonemployee directors and consultants. In connection with the merger of Jamba, Inc. with Jamba Juice Company on November 28, 2006, the Company assumed the outstanding options under the Jamba Juice Company 1994 Stock Incentive Plan (the “1994 Plan”) and the Jamba Juice Company 2001 Equity Incentive Plan (the “2001 Plan”), both of which provided for the granting of nonqualified and incentive stock options to employees, nonemployee directors and consultants. No additional grants are available under the 2001 Plan and the 1994 Plan. As of April 21, 2009, there remained 1,666,164 shares available for grant under the Company’s 2006 Plan. In December 2008, the Company also granted an aggregate of 1,500,000 shares of stock options under an inducement grant outside of the Company’s existing equity plans. A summary of option activity under the Plans as of April 21, 2009, and changes during the 16 week period then ended is presented below:

	Number of Options	Weighted- Average Exercise Price
	(in thousands)	(per share)
Options outstanding at December 30, 2008	5,069	$3.68
Options granted	510	0.36
Options exercised	—	—
Options cancelled	(617)	5.44

Options outstanding at April 21, 2009	4,962	$3.12

Options vested or expected to vest at April 21, 2009	3,046	$3.97

Options exercisable at April 21, 2009	1,302	$6.12

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

Share-based compensation expense, which is included in general and administrative expense, was $0.5 million and $1.1 million for the 16 week periods ended April 21, 2009 and April 22, 2008, respectively. There was no income tax benefit during the 16 week period ended April 21, 2009. The total income tax benefit recognized in the consolidated statement of operations for share-based compensation awards was $0.3 million for the 16 week period ended April 22, 2008.

The following are the weighted-average assumptions used to value option grants for the 16 week periods ended April 21, 2009, and April 22, 2008:

	16 Week Period Ended April 21, 2009	16 Week Period Ended April 22, 2008
Weighted-average risk-free interest rate	1.64%	2.42%
Expected life of options (years)	5.00	5.00
Expected stock volatility	55.92%	44.08%
Expected dividend yield	0%	0%

The estimated fair value per share of stock options granted during the 16 week periods ended April 21, 2009 and April 22, 2008, was $0.18 and $0.91, respectively.

4. DERIVATIVE INSTRUMENTS

Warrants

The Company issued warrants to purchase 17,250,000 shares of common stock at an exercise price of $6.00 (the “$6.00 Warrants”) and an option to purchase up to a total of 750,000 units at an exercise price of $10.00 in connection with its initial public offering in July 2005. Each unit includes one share of common stock and a warrant to purchase one share of common stock at an exercise price of $7.50 (the “Embedded Warrants”). The $6.00 Warrants and the Embedded Warrants are considered derivative instruments and the fair value of such instruments is recorded as derivative liabilities on the Company’s condensed consolidated balance sheets with any changes in the fair value recorded in the Company’s results of operations. The $6.00 Warrants expire on June 28, 2009 and the Embedded Warrants expire on June 29, 2010. As of April 21, 2009, the option to purchase up to a total of 750,000 options and 16,580,500 shares of the $6.00 Warrants remained outstanding. In November 2006, the Company assumed 304,581 outstanding warrants in connection with the acquisition of Jamba Juice Company, of which 283,966 warrants remain outstanding as of April 21, 2009 and expire on various dates from December 29, 2010 through December 14, 2011. All warrants and the option to purchase the units are fully vested as of April 21, 2009.

The fair value of the $6.00 Warrants is estimated as the market price of a traded warrant at each balance sheet date. The Company estimates the fair value of the Embedded Warrants as of each balance sheet date using a Black-Scholes option-pricing model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility and the contractual term. The following are the weighted-average assumptions used to value the Embedded Warrants as of April 21, 2009 and April 22, 2008:

	April 21, 2009	April 22, 2008
Weighted-average risk-free interest rate	0.61%	2.28%
Contractual term (years)	1.2	2.2
Expected stock volatility	80.28%	48.35%
Expected dividend yield	0%	0%

The Company used the Black-Scholes option pricing model to estimate the fair value of the Embedded Warrant as of April 21, 2009. The estimated fair value of the $6.00 Warrants and the Embedded Warrants (collectively, the “Warrants”) was $0.3 million and $0.1 million as of April 21, 2009 and December 30, 2008, respectively (see Note 5). No warrants were exercised during the 16 week periods ended April 21, 2009 or April 22, 2008.

Put and Call Rights

Pursuant to the Company’s Financing Agreement, on September 11, 2008 (see Note 2), the Company issued to the Lenders two million shares of its common stock (the “Shares”) with certain registration rights, and entered into a Common Stock Put and Call Agreement with the Lenders (the “Put and Call Agreement”). The two million shares are classified as equity and recorded at fair value. The Put and Call Rights can be considered legally and separately detachable as they are contractually distinct from the common stock, are not embedded within the common stock shares and are considered a freestanding instrument. In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” the Put and Call Rights have been recorded as a liability at their fair value and are marked-to-market on a quarterly basis.

The Put and Call Rights and the Company’s warrants are recognized at fair value as liabilities on the consolidated balance sheets. All changes in fair value are recorded in gain or loss from derivative liabilities in the consolidated statements of operations.

The fair values and balance sheet locations of our derivative liabilities are as follows (in thousands):

	Derivative Liabilities
	April 21, 2009		December 30, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Warrants	Derivative liabilities	$332	Derivative liabilities	$124
Put and call rights	Derivative liabilities	1,601	Derivative liabilities	1,974

Total		$1,933		$2,098

We had no derivative financial instruments in asset positions as of April 21, 2009 or December 30, 2008. See Note 5 for discussion of the methods used to determine fair value of our derivative financial instruments.

The effect of derivative instruments on our consolidated statements of operations is as follows (in thousands):

	Gain from Derivative Liabilities
	16 Week Period Ended
	April 21, 2009	April 22, 2008
Gain from derivative liabilities	$165	$5,642

5. FAIR VALUE MEASUREMENT

The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of April 21, 2009:

	Fair Value Measurements Using
(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash invested in money market fund(1)	$1,135	$—	$—
Liabilities:
$6.00 Warrants(2)	332	—	—
Embedded Warrants(2)	—	—	—
Put and call rights(2)	—	—	1,601

(1)	Included in cash and cash equivalents on the consolidated balance sheet.

(2)	Included in derivative liabilities on the consolidated balance sheet.

For assets that are measured using quoted prices in active markets, fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. As of April 21, 2009, we had $1.1 million of cash invested in money market funds and active exchange funds.

The fair value of the put and call rights is based on a binomial option pricing method. This process uses a “discrete time” model of the varying price over time of the Company’s stock. The first step in the analysis consisted of determining the fair value of the Company’s stock price over the relevant term. The next step involved incorporating certain issue specific attributes relating to the exercise/expiration of the underlying option. Lastly, the Company determined the proceeds to the option holder at each point where exercise is assumed (early or otherwise) and discounted this amount to present value at the risk free rate of return.

At April 21, 2009, there were no non-financial assets or liabilities required to be reported at fair value. The Company complies with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” by reviewing its non-financial assets for impairment at least on an annual basis or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. For more information on our impairment analysis, please refer to the discussion under “Business and Significant Accounting Policies – Impairment of Long-Lived Assets” included within Note 1 in the Notes to the Financial Statements of Jamba, Inc. in our Annual Report on Form 10-K for the year ended December 30, 2008.

6. ASSET IMPAIRMENT, STORE LEASE TERMINATION AND CLOSURE COSTS AND WORKFORCE REDUCTION

Impairment of long-lived assets

The Company reviews its entire store portfolio on a regular basis. The review includes an analysis of each store’s past and present operating performance combined with projected future results. Impairment charges include the write-down of long-lived assets at stores that were assessed for impairment because of management’s intention to close the store or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable. The Company recorded impairment charges of $3.0 million and $4.0 million for the 16 week periods ended April 21, 2009 and April 22, 2008, respectively, for the impairment of long-lived assets at 24 and 21 stores, respectively.

Store lease termination and closure costs and workforce reduction

As a result of the Company’s restructuring efforts and revised development goals, the Company evaluated the infrastructure needed to support its evolving business model and restructured its Support Center to eliminate certain administrative positions during fiscal 2008. In conjunction with its restructuring, the Company also closed certain underperforming stores and canceled the opening of certain stores under development.

Lease termination costs consist primarily of the costs of future obligations related to closed store locations. Discounted liabilities for future lease costs and the fair value of related subleases of closed locations are recorded when the stores are closed. All other costs related to closed units are expensed as incurred. In assessing the discounted liabilities for future costs of obligations related to closed stores, the Company makes assumptions regarding amounts of future subleases. If these assumptions or their related estimates change in the future, the Company may be required to record additional exit costs or reduce exit costs previously recorded. Exit costs recorded for each of the periods presented include the effect of such changes in estimates. Severance accruals will be paid primarily during fiscal 2009. Lease obligations are payable through 2018, less sublease amounts. The charges related to the restructuring effort are noted below.

	16 Week Period Ended
(In thousands)	April 21, 2009	April 22, 2008
Store lease termination and closure costs	$270	$368
Severance	44	—

Total store lease termination, closure costs and severance	$314	$368

A reconciliation of the beginning and ending severance and store lease termination and closure accrual is as follows:

	16 Week Period Ended
(In thousands)	April 21, 2009	April 22, 2008
Balance, beginning of period	$5,664	$—
Adjustments	155	—
Severance	44	—
Lease and severance payments	(2,222)	—

Balance, end of period	$3,641	$—

7. INCOME TAXES

A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has concluded that it is not more likely than not that the deferred tax assets related to depreciation, tax goodwill, gift certificates, accrued expenses and net operating losses will be realized and a full valuation allowance has been maintained against the Company’s net deferred tax assets.

During the 16 week period ended April 21, 2009, stock options related to certain former employees were cancelled. Under FAS123R, once the requisite service has been provided, the prior book expense is not reversed. However, because a tax deduction will no longer be realized, there is no longer a temporary difference. The deferred income tax asset and related valuation allowance to these stock options at December 30, 2008 were adjusted during the 16 week period ended April 21, 2009.

The Company has not recorded a tax benefit for the 16 week period ended April 21, 2009. The Company’s effective tax rate was 0.17% for the 16 week period ended April 21, 2009. The effective tax rate is affected by pretax loss and a change in the valuation allowance related to deductible temporary differences originating during the current year.

As of April 21, 2009, there have been no material changes to the Company’s uncertain tax positions disclosure under FIN 48 as provided in Note 11 in the Notes to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 30, 2008. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to the end of December 2009. As of April 21, 2009 approximately $0.4 million of unrecognized tax benefits are expected to reverse in the next twelve months due to the expiration of the statute of limitations.

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

9. SALE OF ARIZONA STORES

The Company completed the sale of ten of its Company Stores in Arizona to a franchisee on March 10, 2009. No significant gain or loss was recorded upon the sale.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions.) Forward-looking statements include, but are not limited to, statements concerning projected new store openings, 2009 revenue growth rates, global sourcing, distribution strategies and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive conditions. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2008.

JAMBA, INC. OVERVIEW

Jamba, Inc. (“we”, “us”, “our” or the “Company”), a Delaware corporation, and its wholly owned subsidiary, Jamba Juice Company, are a leading retailer of premium quality blended-to-order fruit smoothies, squeezed-to-order juices, blended beverages and healthy snacks. As of April 21, 2009, there were 732 locations consisting of 499 company owned and operated stores (“Company Stores”) and 233 franchise stores. Jamba Juice Company began operations in 1990.

EXECUTIVE OVERVIEW

2009 First Fiscal Quarter – In Review

In the first quarter of fiscal 2009, we continued to make solid progress on our strategic initiatives. These efforts focus on five key initiatives: building a customer first “operationally focused” service culture; building a retail food capability across all four day parts (breakfast, lunch, afternoon, and dinner); accelerating the development of franchise and non-traditional stores; building a licensing growth platform; and continuing to implement a disciplined expense reduction plan.

Some of the most significant events that occurred during the first quarter of fiscal 2009 in each of these areas include:

•

We kicked-off of Jamba’s School Bananananza ‘09 program to commence a year-long effort to raise money for schools nationwide. Besides helping to fundraise for schools, we believe this program has strengthened our relationship with local communities and our customers.

•

We have been pleased with the performance of our steel cut hot oatmeal with fruit and our six-store operational test of wraps, sandwiches, soups, salads, and cold teas. We continue to make progress with the planned growth of our food capability to capture what we believe is untapped consumer demand for healthy, on-the-go food items. We believe an attractive and complementary food offering will help generate new customers and increase the frequency and average check of our existing customers.

•

We did not open any new Company Stores and franchisees opened six new Franchise Stores, including four non-traditional Franchise Stores. In addition, we sold ten Company Stores in Arizona to an existing franchisee. These results are consistent with our stated near-term goal of transitioning from a Company Store model to a model more evenly weighted between Company Stores and Franchise Stores.

•

We worked closely with Nestle under our existing license agreement to move forward with plans to launch several new, better for you, ready-to-drink beverage concepts. Recently, we also signed license agreements with Oregon Ice Cream for frozen novelty products and Think Wow Toys for a Jamba-branded blender for youngsters, allowing them to prepare their own smoothies at home.

•

We continue to make progress in Company Store-level cost reductions, well on our way to achieving our goal of $25 million. The primary cost reductions were in the areas of costs of goods and labor. We also continued to reduce general and administrative expenses as a percentage of total revenue as we continue to optimize our organizational structure.

Despite progress in our revitalization efforts, we continue to be challenged by the macro-economic climate. However, despite these challenges, we believe our strategies and initiatives will continue to improve the Company’s performance and position the Company for long-term success.

RESULTS OF OPERATIONS — 16 WEEK PERIOD ENDED APRIL 21, 2009 AS COMPARED TO 16 WEEK PERIOD ENDED APRIL 22, 2008 (UNAUDITED)

	16 Week Period Ended
(In thousands)	April 21, 2009	% (1)	April 22, 2008	% (1)
Revenue:
Company stores	$87,019	97.9%	$98,632	97.1%
Franchise and other revenue	1,851	2.1%	2,921	2.9%

Total revenue	88,870	100.0%	101,553	100.0%

Costs and operating expenses:
Cost of sales	21,207	24.4%	26,379	26.7%
Labor	31,918	36.7%	37,998	38.5%
Occupancy	13,748	15.8%	13,379	13.6%
Store operating	9,839	11.3%	13,823	14.0%
Depreciation and amortization	6,110	6.9%	7,812	7.7%
General and administrative	11,723	13.2%	15,299	15.1%
Impairment of long-lived assets	3,026	3.4%	4,036	4.0%
Other operating	236	0.3%	2,382	2.3%

Total costs and operating expenses	97,807	110.1%	121,108	119.3%

Loss from operations	(8,937)	(10.1)%	(19,555)	(19.3)%

Other income (expense):
Gain from derivative liabilities	165	0.2%	5,642	5.6%
Interest income	334	0.4%	186	0.2%
Interest expense	(1,749)	(2.0)%	(112)	(0.1)%

Total other (expense) income	(1,250)	(1.4)%	5,716	5.7%

Loss before income taxes	(10,187)	(11.5)%	(13,839)	(13.6)%
Income tax (expense) benefit	(17)	0.0%	7,408	7.3%

Net loss	$(10,204)	(11.5)%	$(6,431)	(6.3)%

(1)	Cost of sales, labor, occupancy and store operating percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue.

Revenue

(in 000’s)

	16 Week Period Ended April 21, 2009	% of Total Revenue	16 Week Period Ended April 22, 2008	% of Total Revenue
Revenue:
Company stores	$87,019	97.9%	$98,632	97.1%
Franchise and other revenue	1,851	2.1%	2,921	2.9%

Total revenue	$88,870	100.0%	$101,553	100.0%

Total revenue decreased 12.5% to $88.9 million for the 16 week period ended April 21, 2009 compared to $101.6 million for the 16 week period ended April 22, 2008. Company Store revenue decreased 11.8% to $87.0 million compared to $98.6 million for the prior year period. This decrease is primarily attributable to a net decrease of 16 Company Stores since the end of the first quarter of the prior year from 515 stores as of April 22, 2008 to 499 stores as of April 21, 2009. The net decrease in revenue was further affected by a decrease in Company Store comparable sales of 13.8% for the 16 week period ended April 21, 2009. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least 13 full fiscal periods.

Franchise and other revenue decreased to $1.9 million compared to $2.9 million for the prior year period. The number of franchise stores as of April 21, 2009 was 233 as compared to 211 stores as of April 22, 2008. The decrease in franchise and other revenue is due primarily to reduction of franchise support revenue resulting from the acquisition of certain franchise stores in fiscal 2008 and to lower comparable store sales, partially offset by a net increase of 22 franchise stores since the prior year period.

Cost of Sales

(in 000’s)

	16 Week Period Ended April 21, 2009	% of Company Store Revenue	16 Week Period Ended April 22, 2008	% of Company Store Revenue
Cost of sales	$21,207	24.4%	$26,379	26.7%

Cost of sales is mostly comprised of fruit, dairy and other products used to make smoothies, as well as paper products. Cost of sales decreased $5.2 million or 19.6% to $21.2 million for the 16 week period ended April 21, 2009, compared to $26.4 million for the prior year period. The decrease in cost of sales and decrease in cost of sales as a percentage of Company Store revenue, from 24.4% in the first quarter of fiscal 2009 compared to 26.7% in the prior year period was primarily driven by a shift in product mix, cost savings initiatives implemented during late fiscal 2008 and reductions in waste through our food cost system, partially offset by higher prices on juice concentrates.

Labor

(in 000’s)

	16 Week Period Ended April 21, 2009	% of Company Store Revenue	16 Week Period Ended April 22, 2008	% of Company Store Revenue
Labor	$31,918	36.7%	$37,998	38.5%

Labor costs, which include store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits, decreased $6.1 million or 16.0% to $31.9 million for the 16 week period ended April 21, 2009 compared to $38.0 million for the prior year period. The $6.1 million decrease was primarily due to optimization of labor scheduling, more efficient labor management, a net decrease of 16 stores since the prior year period and lower staffing in stores due to lower average unit sales volumes. Labor cost as a percentage of Company Store revenue decreased to 36.7% in the first quarter of fiscal 2009 compared to 38.5% in the prior year period due primarily to optimization of labor scheduling and more efficient labor management partially offset by lower average unit sales volumes in first quarter of fiscal 2009 as compared to the prior year period.

Occupancy

(in 000’s)

	16 Week Period Ended April 21, 2009	% of Company Store Revenue	16 Week Period Ended April 22, 2008	% of Company Store Revenue
Rent	$10,610		$10,680
Common area maintenance, real estate taxes, licenses and insurance	3,138		2,699

Total occupancy	$13,748	15.8%	$13,379	13.6%

Occupancy costs include both fixed and variable portions of rent, real estate taxes, property insurance and common area maintenance charges for all Company Store locations. Occupancy costs increased $0.3 million or 2.8% to $13.7 million for the 16 week period ended April 21, 2009 compared to $13.4 million for the prior year period. Rent was unchanged and common area maintenance, real estate taxes and insurance increased $0.3 million for the 16 week period ended April 21, 2009 as compared to the prior year period. As a percentage of Company Store revenue, occupancy costs increased to 15.8% in the first quarter of fiscal 2009, compared to 13.6% in the prior year period. The increase as a percentage of Company Store revenue was primarily due to an increase in common area maintenance fees and deleverage from lower average unit sales volumes.

Store Operating

(in 000’s)

	16 Week Period Ended April 21, 2009	% of Company Store Revenue	16 Week Period Ended April 22, 2008	% of Company Store Revenue
Marketing expenses	$850		$3,666
Utilities	3,141		3,076
Repairs and maintenance	1,475		1,802
Credit card fees	895		1,148
Other	3,478		4,131

Total store operating	$9,839	11.3%	$13,823	14.0%

Store operating expenses consist primarily of various store-level costs such as marketing, utilities, repairs and maintenance, and credit card fees. Store operating expenses decreased $4.0 million or 28.8% to $9.8 million for the 16 week period ended April 21, 2009 compared to $13.8 million for the prior year period. As a percentage of Company Store revenue, store operating expenses decreased to 11.3% for the first quarter of fiscal 2009, compared to 14.0% in the prior year period. This $4.0 million decrease and the decrease as a percentage of Company Store revenue was due primarily to a $2.8 million decrease in marketing expenses as a result of our decision to decrease marketing spend, $0.3 million decrease in credit card processing fees resulting from lower fees, partially offset by higher usage, $0.3 million decrease in repairs and maintenance and $0.7 million net decrease from other store operating expenses such as decreased office and cleaning supplies expense, decreased uniform expense, and decreased printing expenses, as a result of our cost savings initiatives, partially offset by increased donations.

Depreciation and Amortization

(in 000’s)

	16 Week Period Ended April 21, 2009	% of Total Revenue	16 Week Period Ended April 22, 2008	% of Total Revenue
Depreciation and amortization	$6,110	6.9%	$7,812	7.7%

Depreciation and amortization expenses include the depreciation and amortization of fixed assets and the amortization of intangible assets. Depreciation and amortization decreased $1.7 million or 21.8% to $6.1 million for the 16 week period ended April 21, 2009 compared to $7.8 million for the prior year period. As a percentage of total revenue, depreciation and amortization decreased to 6.9% for the first quarter of fiscal 2009 compared to 7.7% in the prior year period. The $1.7 million decrease and the decrease as a percentage of total revenue is primarily attributable to a net decrease of 16 Company Stores since the prior year period, impairment charges for certain stores taken during fiscal 2008 and deleveraging resulting from lower average unit sales volumes.

General and Administrative

(in 000’s)

	16 Week Period Ended April 21, 2009	% of Total Revenue	16 Week Period Ended April 22, 2008	% of Total Revenue
Wages and payroll related expenses	$7,203		$9,520
Accounting and legal fees	1,179		1,058
Travel and travel related expenses	651		2,002
Share-based compensation	514		1,132
Other	2,176		1,587

Total general and administrative	$11,723	13.2%	$15,299	15.1%

General and administrative (“G&A”) expenses include costs associated with our corporate support center, field supervision, bonuses, legal, accounting and professional fees, share-based compensation and other. G&A expenses decreased $3.6 million or 23.4% to $11.7 million for the 16 week period ended April 21, 2009 compared to $15.3 million for the prior year period. As a percentage of total revenue, G&A expenses decreased to 13.2% for the first quarter of fiscal 2009, compared to 15.1% for the prior year period. The $3.6 million decrease and the decrease as a percentage of total revenue were primarily attributable to a reduction of wage and payroll related expenses of $2.3 million as a result of our headcount reductions, a reduction of travel and travel-related expenses of $1.4 million resulting primarily from the cancellation of our annual general managers’ meeting and a reduction of share-based compensation expense of $0.6 million resulting from decreased fair value of options granted and increased stock option cancellations.

Impairment of long-lived assets

(in 000’s)

	16 Week Period Ended April 21, 2009	% of Total Revenue	16 Week Period Ended April 22, 2008	% of Total Revenue
Impairment of long-lived assets	$3,026	3.4%	$4,036	4.0%

Impairment of long-lived assets was $3.0 million for the 16 week period ended April 21, 2009 compared to $4.0 million for the prior year period. During the 16 week period ended April 21, 2009, the Company recorded long-lived asset impairment expense for 24 stores as compared to 21 stores for the prior year period. For more information on our impairment analysis, please refer to the discussion under “Business and Significant Accounting Policies – Impairment of Long-Lived Assets” included within Note 1 in the Notes to the Financial Statements of Jamba, Inc. in our Annual Report on Form 10-K for the year ended December 30, 2008.

Other operating expenses

(in 000’s)

	16 Week Period Ended April 21, 2009	% of Total Revenue	16 Week Period Ended April 22, 2008	% of Total Revenue
Other operating expenses	$236	0.3%	$2,382	2.3%

Other operating expenses consist primarily of franchise support expense, pre-opening expense, losses on disposals, amortization of jambacard™ liability and income from jambacard™ breakage. Other operating expenses decreased $2.1 million or 90.1% to $0.2 million for the 16 week period ended April 21, 2009 compared to $2.4 million for the prior year period. As a percentage of total revenue, other operating expenses were 0.3% for the first quarter of fiscal 2009 as compared to 2.3% in the prior year period. This $2.1 million decrease and decrease as a percentage of total revenue is primarily attributable to a decrease in pre-opening expenses of $1.1 million resulting from no store openings in the first quarter as compared to 17 store openings in the prior year period and to a decrease in franchise support expense of $0.9 million which we did not incur in fiscal 2009 due to the acquisition of certain franchise stores in late fiscal 2008. Pre-opening expense was classified as its own line item in the prior year period quarterly report and has been reclassified to be included in other operating expenses.

Gain from derivative liabilities

(in 000’s)

	16 Week Period Ended April 21, 2009	% of Total Revenue	16 Week Period Ended April 22, 2008	% of Total Revenue
Gain from derivative liabilities	$165	0.2%	$5,642	5.6%

Gain from derivative liabilities decreased $5.5 million or 97.1% to $0.2 million for the 16 week period ended April 21, 2009 compared to $5.6 million for the prior year period. This decrease was attributable to the change in the fair value of our warrants and our Put and Call Rights resulting from our Financing Agreement. Our warrants are recorded as derivative liabilities, instead of equity instruments. For more information on our warrants and Put and Call Rights, please refer to the discussion under “Business and Significant Accounting Policies Warrants and Derivative Instruments” included within Note 1 in the Notes to the Financial Statements of Jamba, Inc. in our Annual Report on Form 10-K for the year ended December 30, 2008.

Interest income

(in 000’s)

	16 Week Period Ended April 21, 2009	% of Total Revenue	16 Week Period Ended April 22, 2008	% of Total Revenue
Interest income	$334	0.4%	$186	0.2%

Interest income for the 16 week period ended April 21, 2009 increased to $0.3 million compared to $0.2 million from the 16 week period ended April 22, 2008 due primarily to slightly higher average investment balances resulting from borrowings in connection with our Financing Agreement (see Note 2).

Interest expense

(in 000’s)

	16 Week Period Ended April 21, 2009	% of Total Revenue	16 Week Period Ended April 22, 2008	% of Total Revenue
Interest expense	$1,749	2.0%	$112	0.1%

Interest expense for the 16 week period ended April 21, 2009 increased to $1.7 million compared to $0.1 million for the 16 week period ended April 22, 2008 due primarily to borrowings in connection with our Financing Agreement (see Note 2).

Income tax expense

The Company has not recorded a tax benefit for the 16 week period ended April 21, 2009. The Company’s effective tax rate was 0.17% for the 16 week period ended April 21, 2009. The effective tax rate is affected by pretax loss and a change in the valuation allowance related to deductible temporary differences originating during the current year.

Our effective income tax benefit rate was 53.5% for the 16 week period ended April 22, 2008. Our prior year tax rate was affected by a number of factors, including pretax income, operating margins and tax credits achieved during the year. The unrealized change in fair value recorded in the consolidated financial statements for our derivative liability of $5.6 million is not included in income for tax purposes. Excluding this item, the effective tax benefit rate was 38.0%.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Summary

The following table summarizes our cash flows for the 16 week period ended April 21, 2009 and April 22, 2008 (in thousands):

	16 Week Period Ended April 21, 2009	16 Week Period Ended April 22, 2008
Net cash (used in) provided by operating activities	$(787)	$1,614
Net cash used in investing activities	(1,497)	(13,464)
Net cash used in financing activities	(101)	(50)

Net decrease in cash and cash equivalents	$(2,385)	$(11,900)

Operating Activities

In the 16 week period ended April 21, 2009, net cash used in operating activities was approximately $0.8 million, compared with net cash provided by operating activities of approximately $1.6 million in the 16 week period ended April 22, 2008. The decrease in net cash provided by operating activities for the 16 week period ended April 21, 2009 as compared to the 16 week period ended April 22, 2008 primarily resulted from changes in working capital, combined with the Company’s net loss excluding shared-based compensation, depreciation and amortization and other non-cash expenses.

Investing Activities

In the 16 week period ended April 21, 2009, net cash used by investing activities was approximately $1.5 million, compared with net cash used in investing activities of approximately $13.5 million in the 16 week period ended April 22, 2008. Capital expenditures were the largest component of our investing activities in the prior year period and include expenditures for the funding of the development or acquisition of new Company Stores and acquisition of personal property and equipment for existing Company Stores. The required cash investment for new Company Stores varies depending on the size of the new Company Store, geographic location, degree of work performed by the landlord and complexity of site development issues. During the 16 week period ended April 21, 2009, we did not open any new stores.

Capital expenditures for the 16 week period ended April 21, 2009 total approximately $1.8 million as compared to approximately $14.0 million for the 16 week period ended April 22, 2008. The decrease in capital expenditures resulted primarily from the Company’s decision to substantially slow new Company Store development and Franchise Store acquisitions. In fiscal 2009, we expect capital expenditures to be up to $13 million depending on liquidity. We expect to open less than ten new Company Stores as we focus our growth on franchise development. We anticipate investing in new equipment to support building our food capability and, on a discretionary basis, embark on a Company Store “refresh program” and upgrade our information system technology.

Financing Activities

In the 16 week period ended April 21, 2009, net cash used in financing activities was $0.1 million, compared with net cash used in financing activities of $0.1 million in the 16 week period ended April 22, 2008. Cash used in financing for the 16 week period ended April 21, 2009 resulted from cash paid for our capital leases.

Capital Resources

As of April 21, 2009, we had cash and cash equivalents of $18.4 million compared to $20.8 million as of December 30, 2008. Our primary sources of liquidity are the cash on hand as a result of our financing agreement and cash flows provided by operating activities. In February 2009, we received a federal income tax refund of $5.2 million. As of April 21, 2009, we hold $7.7 million in restricted cash and investments, approximately $4.7 million which represents cash held in certificates of deposit to collateralize our letters of credit and $3.0 million of which represents restricted cash as provided for in our financing agreement.

On May 28, 2009, we announced the launch of a refranchising program that is expected to involve as many as 150 Company Stores primarily located outside of California. Over the next twelve to eighteen months, we expect the sale of Company Stores to franchisees to generate additional cash which we will use to pay down any existing debt and to fund future growth.

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

The adequacy of our available funds will depend on many factors, including the macroeconomic environment, the operating performance of our Company Stores, the successful expansion of our franchise and licensing programs, the successful rollout and consumer acceptance of our food initiatives, and continued compliance with our financing agreement. Given these uncertainties, we plan to evaluate other sources of capital, including, but not limited to, seeking to raise such capital through public or private equity or debt financing and selectively refranchising additional Company Stores. Future capital funding transactions may result in dilution to current stockholders. We cannot ensure that such capital will be available on favorable terms, or at all.

The Company entered into a Financing Agreement (the “Financing Agreement”) with Victory Park Management, LLC, as agent, and its affiliated funds as lenders (“Lenders”) whereby the Lenders purchased an aggregate of $25 million worth of two-year senior secured term notes from the Company (the “Senior Notes”). The Senior Notes are described in Note 2 of this quarterly report. The Financing Agreement is the Company’s principal source of external financing.

The Financing Agreement contains customary representations and covenants as well as customary events of default and certain default provisions that could result in acceleration of payment of the Senior Notes issued in connection with the Financing Agreement. As of April 21, 2009, the Company was in compliance with these representations and covenants and was not in default of the Financing Agreement. The financial covenants in the Financing Agreement include the requirement for store-level EBITDA on a consolidated basis to be $35 million for the thirteen (13) four-week close periods through maturity of the debt.

Pursuant to the terms of the Financing Agreement, store-level EBITDA means the consolidated net income (or loss) , minus (i) cash extraordinary gains, (ii) non-cash extraordinary gains, (iii) other non-cash gains, and (iv) interest income, plus (without duplication) (i) cash extraordinary losses, (ii) non-cash extraordinary losses, (iii) non-cash impairment losses, (iv) other non-cash losses, (v) income taxes, (vi) interest expense, (vii) depreciation and amortization, (viii) pre-opening expenses in accordance with each newly opened Restaurant owned by Borrowers and their Subsidiaries, (ix) Open Store Lease Termination Expenses, (x) Unopened Store Lease Termination Expenses, (xi) General and Administrative Expenses, and (xii) such other non-cash charges as may be approved by Agent in its sole discretion, plus (or minus) such other adjustments as may be reasonably recommended by a third party auditor selected by or otherwise reasonably acceptable to Victory Park for the purposes of normalizing store-level EBITDA. The following store-level EBITDA calculation is for the 16 week period ended April 21, 2009 and April 22, 2008 are not necessarily indicative of the future results.

The Company’s store-level EBITDA was $12.2 million for the 16 week period ended April 21, 2009 as compared to $10.0 million for the 16 week period ended April 22, 2008. A reconciliation of store-level EBITDA as of April 21, 2009 and April 22, 2008 to cash (used in) provided by operating activities along with the components of store-level EBITDA follows (in thousands):

	16 Week Period Ended April 21, 2009	16 Week Period Ended April 22, 2008
Net loss	$(10,204)	$(6,431)
Gain from derivative liabilities	(165)	(5,642)
Interest expense	1,749	112
Interest income	(334)	(186)
Long-lived asset impairment	3,026	4,036
Income tax expense (benefit)	17	(7,408)
Depreciation and amortization	6,110	7,812
General and administrative expenses	11,723	15,299
Other operating expenses	236	2,382

Store-level EBITDA	$12,158	$9,974
General and administrative	(11,723)	(15,299)
Other operating expenses	(236)	(2,382)
Income tax (expense) benefit	(17)	7,408
Interest income	334	186
Interest expense	(1,749)	(112)
Share-based compensation	513	1,132
Deferred income taxes	—	(7,437)
Deferred rent	51	1,077
Equity loss from joint ventures	—	107
Other non cash items	1,261	317
Change in assets and liabilities, net	(1,379)	6,643

Cash (used in) provided by operating activities	$(787)	$1,614

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

Failure to comply with the store-level EBITDA financial covenant would cause us to be in default under the Financing Agreement. In the absence of a waiver of, or forbearance with respect to, such a default from Lenders, we could be obligated to repay the outstanding indebtedness under the Financing Agreement in advance of its scheduled maturity. In the event we were to fail to comply with this financial covenant, we would attempt to negotiate a waiver of such noncompliance. There can be no assurance that we would be able to negotiate such a waiver, and the costs and conditions associated with any such waiver could be significant. Failure to negotiate such a waiver would cause us to seek other sources of capital and could force us to sell business assets or take other actions which could be detrimental to our business operations.

As part of the Financing Agreement, we issued to Lenders two million shares of our common stock with certain registration rights, and entered into a Common Stock Put and Call Agreement with the Lenders (the “Put and Call Agreement”). Under the terms of the Put and Call Agreement, the Lenders have a put right requiring us to repurchase the shares at a price of $1.50 per share after the earlier of the first anniversary of the closing date, the payment in full of the Senior Notes or the occurrence of certain events of default under the Financing Agreement or certain other events (the “Put Right”). The Put Right expires under certain circumstances, including if the average daily trading price for our common stock on the NASDAQ Global Market for 20 of 30 business days after the first anniversary of the closing date is greater than $1.50 per share, with average daily trading volume during such period of at least 250,000 shares, or the Lenders’ sale of the shares to an unaffiliated third party.

Our common stock has traded below $1.50 from the beginning of fiscal 2009. If the Put Right is exercised by Lenders, we will be required to purchase the shares for $3.0 million, which could force us to reduce operating expenses to maintain sufficient working capital. The $3.0 million is classified as restricted cash.

Contractual Obligations

There have been no significant changes to our contractual obligations and commercial commitments table as disclosed in our Annual Report on Form 10-K for the year ended December 30, 2008.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no significant changes to the policies and estimates as discussed in our Annual Report on Form 10-K for the year ended December 30, 2008.

Recent Accounting Pronouncements

See Recent Accounting Pronouncements section of Note 1 to our Notes to Condensed Consolidated Financial Statements for a summary of new accounting standards.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains forward-looking statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

We are exposed to financial market risks due to our Financing Agreement. The Financing Agreement calls for outstanding amounts to bear a variable interest rate equal to 6-month LIBOR plus an applicable margin, subject to a floor of 12.5%. At December 30, 2008, a one percent change in LIBOR would not have any impact on our results of operations for our Financing Agreement because the current LIBOR plus the applicable margin are below the floor rate. At April 21, 2009, we had $23.2 million in debt outstanding under the Financing Agreement.

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

Our pricing philosophy is not to attempt to change consumer prices with every move up or down of the commodity market, but to take a longer term view of managing margins and the value perception of our products in the eyes of our customers. Management’s objective is to maximize our revenue through increased customer frequency. However, management has the ability to increase certain menu prices in response to food commodity prices.

We do not purchase derivative instruments on the open market. However, we have classified certain warrants in our stock (a current liability of $0.3 million at April 21, 2009) and our Put and Call Rights in connection with our Financing Agreement as derivative instruments (a current liability of $1.6 million at April 21, 2009). Classification as derivative liabilities was required because, for each instrument, there is a possibility that the instrument could be required to be settled in stock that requires registration. We are required to mark these instruments to market as of the end of each reporting period and to recognize the change in fair value in our consolidated statements of operations. Our stock price has been historically volatile and the fair values of these instruments are sensitive to changes in our underlying stock price. Also, we may be subject to changes in the risk free interest rate. As such, the carrying amount of these instruments may be volatile from period to period. For the 16 week period ended April 21, 2009, the gain from derivative liabilities was $0.2 million, representing the change in fair value between December 31, 2008 and April 21, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 21, 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended April 21, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s risk factors are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2008 and have not materially changed.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of May, 2009.

JAMBA, INC.

By:	/s/ JAMES D. WHITE
James D. White
Chief Executive Officer and President

By:	/s/ KAREN L. LUEY
Karen L. Luey
Chief Financial Officer and Senior Vice President