Form 10-Q
period 2009-07-14
JAMBA, INC.
filed 2009-08-21
CIK 1316898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 14, 2009

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

The number of shares of common stock of Jamba, Inc. issued and outstanding as of August 14, 2009 was 52,690,728.

JAMBA, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED JULY 14, 2009

Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I - FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JAMBA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)	July 14, 2009	December 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$28,903	$20,822
Restricted cash	1,566	5,059
Receivables, net of allowances of $314 and $416	3,216	4,594
Inventories	3,662	3,435
Prepaid and refundable income taxes	26	5,670
Prepaid rent	2,255	185
Prepaid expenses and other current assets	1,393	1,328

Total current assets	41,021	41,093
Property, fixtures and equipment, net	77,778	95,154
Trademarks and other intangible assets, net	2,386	2,998
Restricted cash	1,152	2,659
Deferred income taxes	354	354
Other long-term assets	2,986	3,462

Total assets	$125,677	$145,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,605	$8,089
Accrued compensation and benefits	7,927	7,667
Workers’ compensation and health insurance reserves	1,430	1,922
Accrued jambacard liability	25,367	30,764
Current portion of capital lease obligations	255	246
Other accrued expenses	12,299	12,074
Derivative liabilities	—	2,098

Total current liabilities	52,883	62,860
Note payable	—	22,829
Long-term capital lease obligations	130	281
Long-term workers’ compensation and health insurance reserves	1,435	2,659
Deferred rent and other long-term liabilities	16,047	16,670

Total liabilities	70,495	105,299

Commitments and contingencies (Note 7)

Series B redeemable preferred stock, $.001 par value, 304,348 shares authorized, issued and outstanding at July 14, 2009. No shares authorized or outstanding at December 30, 2008	30,800	—

Stockholders’ equity:
Common stock, $.001 par value, 150,000,000 shares authorized, 54,690,728 shares issued at July 14, 2009 and December 30, 2008; and 52,690,728 and 54,690,728 shares outstanding at July 14, 2009 and December 30, 2008, respectively	55	55
Additional paid-in capital	360,271	358,258
Treasury shares, 2,000,000 shares at July 14, 2009	(2,499)	—
Accumulated deficit	(333,445)	(317,892)

Total stockholders’ equity	24,382	40,421

Total liabilities and stockholders’ equity	$125,677	$145,720

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	12 Week Period Ended		28 Week Period Ended
(In thousands, except share and per share amounts)	July 14, 2009	July 15, 2008	July 14, 2009	July 15, 2008
Revenue:
Company stores	$81,662	$96,311	$168,681	$194,943
Franchise and other revenue	1,516	1,654	3,283	3,708

Total revenue	83,178	97,965	171,964	198,651

Costs and operating expenses:
Cost of sales	19,309	25,334	40,516	51,713
Labor	25,395	31,420	57,313	69,419
Occupancy	10,145	10,556	23,893	23,935
Store operating	9,811	10,760	19,650	24,584
Depreciation and amortization	4,344	5,682	10,454	13,495
General and administrative	8,185	9,850	19,908	25,146
Impairment of long-lived assets	7,548	3,260	10,575	7,297
Trademark impairment	—	82,600	—	82,600
Other operating	158	3,370	309	4,884

Total costs and operating expenses	84,895	182,832	182,618	303,073

Loss from operations	(1,717)	(84,867)	(10,654)	(104,422)

Other income (expense):
Gain from derivative liabilities	1,432	2,488	1,597	8,130
Interest income	30	59	364	246
Interest expense	(4,851)	(106)	(6,600)	(218)

Total other (expense) income	(3,389)	2,441	(4,639)	8,158

Loss before income taxes	(5,106)	(82,426)	(15,293)	(96,264)
Income tax (expense) benefit	(17)	(6,769)	(34)	638

Net loss	(5,123)	(89,195)	(15,327)	(95,626)

Preferred stock dividends	(226)	—	(226)	—

Net loss attributable to common stockholders	$(5,349)	$(89,195)	$(15,553)	$(95,626)

Weighted-average shares used in the computation of loss per share:
Basic	54,095,490	52,637,209	54,435,626	52,637,165
Diluted	54,095,490	52,637,209	54,435,626	52,637,165
Loss per share:
Basic	$(0.10)	$(1.69)	$(0.29)	$(1.82)
Diluted	$(0.10)	$(1.69)	$(0.29)	$(1.82)

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	28 Week Period Ended
(In thousands)	July 14, 2009	July 15, 2008
Cash provided by operating activities:
Net loss	$(15,553)	$(95,626)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	10,454	13,495
Trademark impairment	—	82,600
Impairment of long-lived assets	10,575	7,297
Store lease termination, closure costs and disposals	626	3,516
Share-based compensation	898	1,744
Jambacard breakage income and amortization, net	(1,229)	(672)
Bad debt and inventory reserves	(120)	61
Deferred rent	647	2,577
Deferred income taxes	—	(685)
Equity (gain) loss from joint ventures	(88)	111
Gain from derivative liabilities	(1,597)	(8,130)
Write-off of prepaid loan fees and loan discount	2,865	—
Accretion of note payable	887	—
Changes in operating assets and liabilities:
Receivables	1,357	2,535
Inventories	(148)	(551)
Prepaid rent	(2,070)	1,423
Prepaid and refundable taxes	5,644	268
Prepaid expenses and other current assets	(65)	1,110
Other long-term assets	83	(705)
Accounts payable	(2,634)	172
Accrued compensation and benefits	260	2,583
Workers’ compensation and health insurance reserves	(1,716)	464
Accrued jambacard liability	(4,168)	(3,510)
Other accrued expenses	(108)	(273)
Other long-term liabilities	(1,018)	—

Cash provided by operating activities	3,782	9,804

Cash provided by (used in) investing activities:
Capital expenditures	(5,857)	(23,045)
Proceeds from sale of stores	1,050	—
Investment in joint ventures	—	(25)
Decrease in restricted cash	5,000	518

Cash provided by (used in) investing activities	193	(22,552)

Cash provided by (used in) financing activities:
Proceeds from issuance of redeemable preferred stock	34,115	—
Payments of costs for issuance of redeemable preferred stock	(1,867)	—
Payments on debt facility	(25,000)	(588)
Payment on exercise of put agreement	(3,000)	—
Payment on capital leases	(142)	(100)
Borrowings on debt facility	—	588
Payment of debt issuance costs	—	(708)

Cash provided by (used in) financing activities	4,106	(808)

Net increase (decrease) in cash and cash equivalents	8,081	(13,556)
Cash and cash equivalents at beginning of period	20,822	23,016

Cash and cash equivalents at end of period	$28,903	$9,460

Supplemental cash flow information:
Cash paid for interest	$2,705	$187
Income taxes paid	12	55
Note receivable from sale of stores	1,100	—
Beneficial conversion feature of redeemable preferred stock	885	—
Warrants issued in conjunction with issuance of redeemable preferred stock	230	—

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Jamba, Inc., a Delaware corporation, and its wholly-owned subsidiary, Jamba Juice Company (the “Company”), is a leading restaurant retailer of better-for-you food and beverage offerings, including great tasting fruit smoothies, juices, teas, hot oatmeal made with organic, steel cut oats and baked goods. As of July 14, 2009, there were 735 locations consisting of 490 company-owned and operated stores (“Company Stores”) and 245 franchise stores (“Franchise Stores”).

Unaudited Interim Financial Information—The condensed consolidated balance sheet as of July 14, 2009 and the condensed consolidated statements of operations and cash flows for each of the 12 week and 28 week periods ended July 14, 2009 and July 15, 2008 have been prepared by the Company, without audit, and have been prepared on the same basis as the Company’s audited consolidated financial statements. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments except as discussed in Note 7) considered necessary to present fairly the financial position as of July 14, 2009 and the results of operations and cash flows for the 12 week and 28 week periods ended July 14, 2009 and July 15, 2008. The condensed consolidated balance sheet as of December 30, 2008 has been derived from the Company’s audited consolidated financial statements. Operating results for the 12 week and 28 week period ended July 14, 2009 are not necessarily indicative of the results that may be expected for the year ending December 29, 2009. The Company reports its results of operations on a 52-week or 53-week fiscal year, which is comprised of thirteen 4-week periods or twelve 4-week periods and one 5-week period. The first fiscal quarter is sixteen weeks, the second and third fiscal quarters each are twelve weeks, and the fourth quarter is twelve or thirteen weeks.

Certain information and disclosures normally included in the notes to annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these interim consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 30, 2008.

Reclassifications—Certain amounts have been reclassified on the condensed consolidated statements of operations to conform to the fiscal 2009 presentation.

Comprehensive Income (Loss)—Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments from owners and distributions to owners. Comprehensive income (loss) equals net income (loss) for all periods presented.

Earnings (Loss) Per Share—Earning (loss) per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic earnings (loss) per share is computed based on the weighted-average of common shares outstanding during the period. Diluted earnings (loss) per share is computed based on the weighted-average number of common shares and potentially dilutive securities, which includes outstanding warrants and outstanding options and restricted stock awards granted under the Company’s stock option plans. Anti-dilutive shares of 14.2 million and 21.7 million have been excluded from the calculation of diluted weighted-average shares outstanding in the 12 week periods ended July 14, 2009 and July 15, 2008, respectively. Anti-dilutive shares of 10.0 million and 21.8 million have been excluded from the calculation of diluted weighted-average shares outstanding in the 28 week periods ended July 14, 2009 and July 15, 2008, respectively.

The number of incremental shares from the assumed exercise of warrants and options was calculated by applying the treasury stock method. The following table summarizes the differences between the basic and diluted weighted-average shares outstanding used to compute diluted earnings (loss) per share:

	12 Week Period Ended		28 Week Period Ended
	July 14, 2009	July 15, 2008	July 14, 2009	July 15, 2008
Basic weighted-average shares outstanding	54,095,490	52,637,209	54,435,626	52,637,165
Incremental shares from assumed exercise of warrants, options and conversion of Series B Preferred Stock	—	—	—	—

Diluted weighted-average shares outstanding	54,095,490	52,637,209	54,435,626	52,637,165

Restricted Cash—The Company held $2.7 million in restricted cash at July 14, 2009, of which $1.6 million was classified as a current asset and $1.1 million was classified as a long-term asset. This restricted cash is held in the form of certificates of deposit to collateralize the Company’s letters of credit. The Company held $7.7 million in restricted cash at December 30, 2008, of which $5.0 million was classified as a current asset and $2.7 million was classified as a long-term asset. The $7.7 million in restricted cash represented certificates of deposit to collateralize the Company’s letters of credit and also included $3.0 million related to the Company’s financing agreement (See Note 3).

Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods, as well as annual reporting periods. FSP FAS 107-1 and APB 28-1 are effective for all interim and annual reporting periods ending after June 15, 2009 and did not impact the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). SFAS 165 requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and will not result in significant changes in the subsequent events reported by the Company. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. The Company implemented SFAS 165 during the quarter ended July 14, 2009. The Company evaluated for subsequent events through August 20, 2009, the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events were noted.

In June 2009, the FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), will be superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification does not change GAAP, but instead introduces a new structure that will combine all authoritative standards into a comprehensive, topically organized online database. The Codification will be effective for interim or annual periods ending after September 15, 2009, and will impact the Company’s financial statement disclosures beginning with the quarter ending October 6, 2009, as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There will be no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification.

2. STOCK OPTIONS

The Company maintains three share-based compensation plans (collectively, the “Plans”). The Company’s 2006 Employee, Director and Consultant Stock Plan (the “2006 Plan”) was approved by the Company’s stockholders on November 28, 2006, and provides for the granting of up to five million shares of common stock in the form of nonqualified and incentive stock options, stock grants or other share-based awards to employees, nonemployee directors and consultants. In connection with the merger of Jamba, Inc. with Jamba Juice Company on November 28, 2006, the Company assumed the outstanding options under the Jamba Juice Company 1994 Stock Incentive Plan (the “1994 Plan”) and the Jamba Juice Company 2001 Equity Incentive Plan (the “2001 Plan”), both of which provided for the granting of nonqualified and incentive stock options to employees, nonemployee directors and consultants. No additional grants are available under the 2001 Plan and the 1994 Plan. As of July 14, 2009, there remained 1,551,049 shares available for grant under the Company’s 2006 Plan. In December 2008, the Company also granted an option covering an aggregate of 1,500,000 shares of common stock options under an inducement grant made outside of the Company’s existing equity plans. A summary of option activity under the Plans as of July 14, 2009, and changes during the 28 week period then ended is presented below:

	Number of Options	Weighted- Average Exercise Price
	(in thousands)	(per share)
Options outstanding at December 30, 2008	5,069	$3.68
Options granted	688	0.55
Options exercised	—	—
Options cancelled	(698)	5.51

Options outstanding at July 14, 2009	5,059	$3.00

Options vested or expected to vest at July 14, 2009	3,196	$3.83

Options exercisable at July 14, 2009	1,365	$6.10

Share-Based Compensation

The fair value of options granted was estimated at the date of grant using a Black-Scholes option-pricing model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. Expected dividends are zero based on a history of not paying cash dividends on the Company’s common stock and as the Company does not intend to pay common stock dividends in the future. Expected volatility is based on a 50/50 blend of historic, daily stock price observations of the Company’s common stock since its inception and historic, daily stock price observations of the Company’s peers during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. Estimated forfeitures are also included as a part of the grant date estimate. The Company used historical data to estimate expected employee behaviors related to option exercises and forfeitures. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models or assumptions, nor is there a means to compare and adjust the estimates to actual values, except for annual adjustments to reflect actual forfeitures.

Share-based compensation expense, which is included in general and administrative expense, was $0.4 million and $0.6 million for the 12 week periods ended July 14, 2009 and July 15, 2008, respectively. Share-based compensation expense was $0.9 million and $1.7 million for the 28 week periods ended July 14, 2009 and July 15, 2008, respectively. There was no income tax benefit related to share-based compensation expense during the 12 and 28 week periods ended July 14, 2009 and July 15, 2008.

The following are the weighted-average assumptions used to value option grants for the 12 and 28 week periods ended July 14, 2009, and July 15, 2008:

	12 Week Period Ended		28 Week Period Ended
	July 14, 2009	July 15, 2008	July 14, 2009	July 15, 2008
Weighted-average risk-free interest rate	2.24%	3.36%	1.83%	3.30%
Expected life of options (years)	5.00	5.00	5.00	5.00
Expected stock volatility	57.9%	44.7%	56.6%	44.6%
Expected dividend yield	0%	0%	0%	0%

The estimated fair value per share of stock options granted during the 12 week periods ended July 14, 2009 and July 15, 2008, was $0.55 and $1.07, respectively. The estimated fair value per share of stock options granted during the 28 week periods ended July 14, 2009 and July 15, 2008, was $0.30 and $1.06, respectively.

3. DERIVATIVE INSTRUMENTS

Warrants

In connection with its initial public offering in July 2005, the Company issued warrants to purchase 17,250,000 shares of common stock at an exercise price of $6.00 (the “$6.00 Warrants”) and an option to purchase up to a total of 750,000 units at an exercise price of $10.00. Each unit included one share of common stock and a warrant to purchase one share of common stock at an exercise price of $7.50 (the “Embedded Warrants”). The $6.00 Warrants and the Embedded Warrants were considered derivative instruments and the fair value of such instruments was recorded as derivative liabilities on the Company’s condensed consolidated balance sheets with any changes in the fair value recorded in the Company’s results of operations. The $6.00 Warrants and the Embedded Warrants expired on June 28, 2009.

In November 2006, the Company assumed 304,581 outstanding warrants in connection with the acquisition of Jamba Juice Company, of which 283,966 warrants remain outstanding as of July 14, 2009 and expire on various dates from December 29, 2010 through December 14, 2011.

Put and Call Rights

Pursuant to the Company’s financing agreement dated September 11, 2008 (see Note 8), the Company issued to Victory Park Management LLC, as agent, and its affiliated funds as lenders, (the “Lenders”) two million shares of its common stock (the “Shares”) with certain registration rights, and entered into a Common Stock Put and Call Agreement with the Lenders (the “Put and Call Agreement”). The put right was exercised by the Lenders and on June 19, 2009 the Company repurchased these Shares with $3.0 million paid from its restricted cash. These Shares were classified as treasury stock as of July 14, 2009 and were retired on July 20, 2009.

The Company had no derivative financial instruments in asset positions as of July 14, 2009 or December 30, 2008. See Note 4 for discussion of the methods used to determine fair value of the derivative financial instruments.

The effect of derivative instruments on the consolidated statements of operations is as follows (in thousands):

	12 Week Period Ended		28 Week Period Ended
	July 14, 2009	July 15, 2008	July 14, 2008	July 15, 2008
Gain from derivative liabilities	$1,432	$2,488	$1,597	$8,130

4. FAIR VALUE MEASUREMENT

The following table presents the financial assets and liabilities that were accounted for at fair value on a recurring basis as of July 14, 2009 (in thousands):

	Fair Value Measurements Using
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash invested in money market fund(1)	$3,089	$—	$—

(1)	Included in cash and cash equivalents on the consolidated balance sheet.

For assets that are measured using quoted prices in active markets, fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. As of July 14, 2009, we had $3.1 million of cash invested in money market funds and active exchange funds.

For non-financial assets or liabilities, the Company complies with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) by reviewing its non-financial assets for impairment at least on an annual basis or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses represented the excess of the carrying value over the fair value of the affected assets and are included in “Impairment of long-lived assets.” The fair values (Level 3 Inputs as described in SFAS No. 157, “Fair Value Measurements”) of impaired assets were estimated based upon the present values of the anticipated cash flows associated with each related asset.

At July 14, 2009, there were no non-financial assets or liabilities required to be reported at fair value. The Company complies with SFAS No. 144 by reviewing its non-financial assets for impairment at least on an annual basis or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. For more information on our impairment analysis, please refer to the discussion under “Business and Significant Accounting Policies – Impairment of Long-Lived Assets” included within Note 1 in the Notes to the Financial Statements of Jamba, Inc. in our Annual Report on Form 10-K for the year ended December 30, 2008.

5. ASSET IMPAIRMENT, STORE LEASE TERMINATION AND CLOSURE COSTS AND WORKFORCE REDUCTION

Impairment of long-lived assets

The Company reviews its entire store portfolio on a regular basis. Long-lived assets are reviewed for impairment when indicators of impairment are present in accordance with SFAS No. 144. Expected future cash flows associated with an asset, in addition to other quantitative and qualitative analyses, including certain assumptions about expected future operating performance and changes in economic conditions are the key factors in determining undiscounted future cash flows. If the sum of the undiscounted cash flows is less than the carrying value of the asset, an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset is recognized. The Company recorded impairment charges of $7.5 million and $3.3 million for the 12 week period ended July 14, 2009 and July 15, 2008, respectively. Impairment charges of $10.6 million and $7.3 million were recorded for the 28 week period ended July 14, 2009 and July 15, 2008, respectively.

Store lease termination and closure costs and workforce reduction

As a result of the Company’s restructuring efforts and revised development goals, the Company evaluated the infrastructure needed to support its evolving business model and restructured its Support Center to eliminate certain administrative positions during fiscal 2008. Severance accruals will be paid primarily during fiscal 2009. In conjunction with its restructuring, the Company also closed certain underperforming stores and canceled the opening of certain stores under development.

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

(In thousands)	12 Week Period Ended		28 Week Period Ended
	July 14, 2009	July 15, 2008	July 14, 2009	July 15, 2008
Store lease termination and closure costs	$171	$2,235	$326	$2,548
Severance	64	558	108	558

Total store lease termination, closure costs and severance	$235	$2,793	$434	$3,106

A reconciliation of the beginning and ending store lease termination, closure and severance accrual is as follows:

(In thousands)	12 Week Period Ended		28 Week Period Ended
	July 14, 2009	July 15, 2008	July 14, 2009	July 15, 2008
Balance, beginning of period	$3,641	$—	$5,664	$—
Store lease termination and closure accruals and adjustments	171	2,235	326	2,548
Severance accruals	64	558	108	558
Lease termination and severance payments	(803)	(254)	(3,025)	(254)

Balance, end of period	$3,073	$1,820	$3,073	$1,820

6. INCOME TAXES

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

During the 12 week and 28 week period ended July 14, 2009, stock options related to certain former employees were cancelled. Under SFAS123R (revised 2004), Share-Based Payment, the requisite service has been provided, the prior book expense is not reversed. However, because a tax deduction will no longer be realized, there is no longer a temporary difference. The deferred income tax asset and related valuation allowance to these stock options at December 30, 2008 were adjusted during the 28 week period ended July 14, 2009.

The Company has not recorded a tax benefit for the 12 week and 28 week period ended July 14, 2009. The Company’s effective tax rate was 0.34% and 0.22% for the 12 and 28 week period ended July 14, 2009. The effective tax rate is affected by pretax loss and a change in the valuation allowance related to deductible temporary differences originating during the current year.

As of July 14, 2009, there have been no material changes to the Company’s uncertain tax positions disclosure under FIN 48 as provided in Note 11 in the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 30, 2008. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to the end of December 2009. As of July 14, 2009 approximately $0.4 million of unrecognized tax benefits are expected to reverse in the next twelve months due to the expiration of the statute of limitations.

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

8. NOTE PAYABLE

On September 11, 2008, the Company entered into a financing agreement with Victory Park Management, LLC, as agent, and its affiliated funds as lenders whereby the Lenders purchased $25 million two-year senior secured term notes from the Company (“Senior Notes”). The Senior Notes were repaid in full on June 16, 2009. During the 12 week period ended July 14, 2009, the Company recorded $3.7 million in interest expense, relating to prepayment penalties and deferred loan costs for the Senior Note.

9. REDEEMABLE PREFERRED STOCK

On June 16, 2009, the Company issued (i) 170,000 shares of its Series B-1 Convertible Preferred Stock, par value $0.001, (the “Series B-1 Preferred”) to affiliates of Mistral Equity Partners at a price of $115 per share, for an aggregate purchase price of approximately $19.6 million, and (ii) 134,348 shares of its Series B-2 Convertible Preferred Stock, par value $0.001, (the “Series B-2 Preferred”) to a company controlled by the Serruya family at a price of $115 per share, for an aggregate purchase price of approximately $15.4 million. The issuance of shares of the Series B-1 and B-2 Preferred Stock (together the “Series B Preferred Stock” or “Preferred Stock”) for $35 million, less approximately $3.1 million in total transaction costs, which includes $2.2 million in transaction fees and $885,000 paid to investors, was completed through a private placement to the purchasers as accredited investors and pursuant to the exemptions from the registration requirements of the Securities Act. The shares of Preferred Stock and the shares of the Company’s Common Stock issuable upon conversion of the Preferred Stock to be issued to the purchasers includes legends restricting transfer other than pursuant to an effective registration statement under the Securities Act or in accordance with an exemption from registration.

The shares of Preferred Stock are convertible at the election of the holders, at any time, into shares of Common Stock at an initial conversion price of $1.15 per share. The conversion price for the Preferred Stock is subject to customary anti-dilution adjustments for stock splits, dividends and the like. After a two year period from the original date of issuance, the Company will have the right to force the shares of Preferred Stock to convert into shares of Common Stock if (i) the Common Stock trading volume averages 150,000 shares per trading day over a 30 trading day period and (ii) the daily volume weighted average price per share of the Common Stock exceeds the product of 2.5 times the then-applicable conversion price for any 20 of the preceding 30 trading days at any time these conditions continue to be satisfied and for a period of 10 trading days thereafter. Upon exercise of this right, the Preferred Stock will be converted at the then applicable conversion rate and the Company will be obligated to pay any then-existing dividend arrearages in cash.

The Preferred Stock has an 8% dividend, payable quarterly in cash, which accrues irrespective of whether dividends are actually declared or paid. The dividend rate shall increase to 10% in the event the Common Stock is not listed for trading on any of the New York Stock Exchange, the NASDAQ Global Market or the American Stock Exchange or if the Company fails to declare and pay, in full and in cash, dividends on shares of the Preferred Stock for three consecutive quarters until such time as the dividends are paid in full and in cash. After seven years from the date the shares of Preferred Stock are originally issued, the holders of such shares will have the right to require the Company to redeem their shares of Preferred Stock, in whole or in part, at a price per share equal to the original sale price per share plus any unpaid but accrued dividends. The Company has also granted the purchasers of the shares of Preferred Stock certain pre-emptive rights with respect to the sale and issuance by the Company of equity securities, as delineated in the Purchase Agreement. If the Company fails to declare and pay, in full and in cash, dividends on shares of the Preferred Stock for three consecutive quarters, the size of the board of directors of the Company (“Board”) shall be increased by one member and the holders of the Preferred Stock, voting together as a single class, shall be entitled to elect one additional member to the Board until such time as the dividends are paid in full and in cash.

The holders of the shares of Preferred Stock have the right to vote on any matters submitted to a vote of the stockholders of the Company and are entitled to cast that number of votes equal to the aggregate number of shares of Common Stock issuable upon the conversion of such holders’ shares of Preferred Stock at the then-applicable conversion price. The holders of the shares of Preferred Stock will also receive customary protective provisions under the Certificate of Designation and additional protections under the Purchase Agreement (including the requirement that the consent of a majority of the holders of the shares of Common Stock issuable upon conversion of the Preferred Stock must be obtained prior to the Company incurring in excess of $10 million in indebtedness).

The holders of the shares of the Series B-1 Preferred, voting as a separate class, elected two members to the Board. The Series B-1 Preferred holders are allowed to hold two seats on the Board so long as more than 50% of the number of shares of Series B-1 Preferred originally issued is outstanding. In the event the number of shares of Series B-1 Preferred Stock outstanding is less than 50% of the number of shares originally issued but greater than 25% of the number of shares originally issued, the holders of the shares of the Series B-1 Preferred, voting as a separate class, will be entitled to elect only one member to the Board. The ability to have any members to the Board by the holders of the shares of the Series B-1 Preferred will cease once the number of outstanding shares of Series B-1 Preferred is less than 25% of the number of shares of Series B-1 Preferred originally issued.

The holders of the shares of the Series B-2 Preferred, voting as a separate class, elected one member to the Board. The Series B-2 Preferred holders are allowed to hold one seat on the Board so long as more than 25% of the number of shares of Series B-1 Preferred originally issued is outstanding. In the event that (i) at the time of the Company’s 2010 annual meeting of its stockholders there are more than nine members on the Board and (ii) so long as more than 50% of the number of shares of Series B-2 Preferred originally issued are outstanding, the size of the Board will be increased by one Board seat and the holders of the shares of the Series B-2 Preferred, voting as a separate class, will be entitled to have one member on the Board to fill the seat. The ability to elect any members to the Board by the holders of the shares of Series B-2 Preferred will cease once the number of outstanding shares of Series B-2 Preferred is less than 25% of the number of shares of Series B-2 Preferred originally issued.

In the event of the liquidation, dissolution or winding-up of the affairs of the Company, whether voluntary or involuntary, the holders of shares of the Series B Preferred Stock then outstanding will be entitled to receive, out of the assets of the Company available for distribution to its stockholders before any payment shall be made to the holders of shares of Common Stock or any other junior stock by reason of their ownership thereof, an amount per share equal to the greater of (i) the Series B original issue price of $115 per share plus any applicable accrued dividends or (ii) such amount per share as would have been payable had all shares of Series B Preferred Stock been converted into Common Stock immediately prior to the liquidation.

The Series B Preferred Stock is classified as temporary stockholders’ equity, since the shares are (i) redeemable at the option of the holder in the future after satisfaction of the requisite holding period and (ii) have conditions for redemption which are not solely within the control of the Company. Total transaction costs of $3.1 million, which is comprised of $2.2 million in transaction fees and $885,000 paid to investors is recorded as a reduction in proceeds received by the Company and will be accreted to the redemption amount over seven years. The $885,000 paid to investors, is also recorded as a beneficial conversion feature. The proceeds from the issuance of Series B Preferred Stock were used to repay in full the outstanding debt resulting from the Company’s Senior Notes and for working capital.

The Company granted a warrant to purchase common stock to Northpoint Advisors LLC by the Company for professional services provided. The number of shares purchasable upon exercise of the warrant is 760,870 and the exercise price is $1.15 per share. The fair value of the warrant on June 16, 2009 was estimated at $0.2 million and is recorded as a reduction in proceeds received by the Company and will be accreted to the redemption amount. The number of shares and exercise price are subject to adjustments due to events such as stock splits, distributions of common stock and other similar capital restructuring as noted in the warrant document. The warrant is a registrable security under the provisions of the Registration Rights Agreement of June 16, 2009 among the Company and the investors. The registrable securities include the shares issuable upon exercise of the warrant as well as shares issuable upon conversion of the Series B Preferred Stock to common stock. In accordance with the registration rights agreement, the Company filed an S-3 registration statement after the issuance of the registrable securities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions). Forward-looking statements include, but are not limited to, statements concerning projected new store openings, 2009 revenue growth rates, global sourcing, distribution strategies and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive conditions. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2008 and in this Quarterly Report on Form 10-Q.

JAMBA, INC. OVERVIEW

Jamba, Inc. (“we”, “us”, “our” or the “Company”), a Delaware corporation, and its wholly owned subsidiary, Jamba Juice Company, is a leading restaurant retailer of better-for-you food and beverage offerings, including great tasting fruit smoothies, juices, teas, hot oatmeal made with steel cut oats and baked goods. As of July 14, 2009, there were 735 locations consisting of 490 company owned and operated stores (“Company Stores”) and 245 franchise stores (“Franchise Stores”). Jamba Juice Company began operations in 1990.

EXECUTIVE OVERVIEW

2009 Second Fiscal Quarter – In Review

In the second quarter of fiscal 2009, we continued to execute on our strategic initiatives. These efforts focused on five key initiatives: building a customer first “operationally focused” service culture; building retail food capability across all four day parts (breakfast, lunch, afternoon, and dinner); accelerating the development of franchise and non-traditional stores; building a licensing growth platform; and continuing to implement a disciplined expense reduction plan.

Some of the most significant events that occurred during the second quarter of fiscal 2009 in furtherance of our business and in each of these areas include:

•

In June 2009, we raised $35 million in a convertible preferred stock offering, which allowed us to repay our senior term note and provides us with greater financial flexibility to implement our strategic initiatives (see “Liquidity and Capital Resources” section).

•

Building on the success of our steel cut hot oatmeal with fruit, we launched a portfolio of ready-made wraps, sandwiches, salads and California Flatbreads™, as well as cold Fruit Tea Infusions™ in 222 California locations as the first phase of a system-wide roll-out. This food offering seeks to satisfy consumer demand of great tasting, high quality, better-for-you, grab-and-go food for a healthy lifestyle. Like all of the Jamba products, these products contain no artificial flavors, no trans fat, no artificial preservatives and no high fructose corn syrup.

•

We launched a refranchising initiative expected to involve up to 150 Jamba Juice store locations primarily outside of California. We expect many of the refranchising transactions to also include a development agreement. As part of this initiative, we sold nine Company Stores in Oregon to an existing franchisee. This refranchising effort helps transition the Company to a more heavily weighted Franchise Store model, grow the Jamba brand outside of California and achieve a more efficient deployment of operational and financial resources.

•

Following negotiations during the quarter, we signed a license agreement with The Inventure Group for frozen smoothie kits. This license supplements the previously reported license agreements we have with Nestlé for ready-to-drink beverages, Oregon Ice Cream for frozen novelty products and Think Wow Toys for a Jamba-branded blender for youngsters. We continue to make progress in identifying additional licensing opportunities to extend the Jamba brand into complementary consumer products categories.

•	We opened six new Franchise Stores.

•

We responded to the economic challenges facing our customers by implementing a number of promotions such as Buy One Get One Free, bundled offerings and discounts. These promotions seek to provide real value to our customers and increase traffic to our stores. We also expanded our efforts to elevate the level of customer service, especially with regard to team member products and sales training. Besides improving the customer experience, this training seeks to increase average check through cross-selling.

•

We continue to track to plan in our cost reduction initiatives targeting $25 million in Company Store-level costs savings. The primary cost reductions were in the areas of costs of sales and labor. We also continued to reduce general and administrative expenses as a percentage of total revenue as we continue to optimize our organizational structure and better manage our wages, benefits, travel and travel-related expenses.

Despite the many accomplishments during the second quarter in furtherance of our strategic initiatives, we believe the current recession has negatively impacted our revenue, which is highly dependent on consumer confidence and spending. We have responded to these economic challenges by diligently managing our costs while at the same time taking actions to improve comparable store sales. While we do not expect an immediate recovery in the economic environment, these efforts, together with the continued execution of our strategic initiatives, are designed to improve the Company’s performance and position the Company for long-term success.

RESULTS OF OPERATIONS — 12 WEEK PERIOD ENDED JULY 14, 2009 AS COMPARED TO 12 WEEK

PERIOD ENDED JULY 15, 2008 (UNAUDITED)

	12 Week Period Ended
(In thousands)	July 14, 2009	% (1)	July 15, 2008	% (1)
Revenue:
Company stores	$81,662	98.2%	$96,311	98.3%
Franchise and other revenue	1,516	1.8%	1,654	1.7%

Total revenue	83,178	100.0%	97,965	100.0%

Costs and operating expenses:
Cost of sales	19,309	23.6%	25,334	26.3%
Labor	25,395	31.1%	31,420	32.6%
Occupancy	10,145	12.4%	10,556	11.0%
Store operating	9,811	12.0%	10,760	11.2%
Depreciation and amortization	4,344	5.2%	5,682	5.8%
General and administrative	8,185	9.8%	9,850	10.1%
Impairment of long-lived assets	7,548	9.1%	3,260	3.3%
Trademark impairment	—	0.0%	82,600	84.3%
Other operating	158	0.2%	3,370	3.4%

Total costs and operating expenses	84,895	102.1%	182,832	186.6%

Loss from operations	(1,717)	(2.1)%	(84,867)	(86.6)%

Other income (expense):
Gain from derivative liabilities	1,432	1.7%	2,488	2.5%
Interest income	30	0.0%	59	0.1%
Interest expense	(4,851)	(5.7)%	(106)	(0.1)%

Total other (expense) income	(3,389)	(4.0)%	2,441	2.5%

Loss before income taxes	(5,106)	(6.1)%	(82,426)	(84.1)%
Income tax expense	(17)	0.0%	(6,769)	(6.9)%

Net loss	(5,123)	(6.1)%	(89,195)	(91.0)%

Preferred stock dividends	(226)	(0.3)%	—	0.0%

Net loss attributable to common stockholders	$(5,349)	(6.4)%	$(89,195)	(91.0)%

(1)	Cost of sales, labor, occupancy and store operating percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue.

Revenue

(in 000’s)

	12 Week Period Ended July 14, 2009	% of Total Revenue	12 Week Period Ended July 15, 2008	% of Total Revenue
Revenue:
Company stores	$81,662	98.2%	$96,311	98.3%
Franchise and other revenue	1,516	1.8%	1,654	1.7%

Total revenue	$83,178	100.0%	$97,965	100.0%

Total revenue decreased 15.1% to $83.2 million for the 12 week period ended July 14, 2009 compared to $98.0 million for the 12 week period ended July 15, 2008. The $14.8 million decrease in total revenue was attributable to a $14.6 million decrease in Company Store revenue and a $0.2 million decrease in franchise and other revenue.

Company Store revenue decreased $14.6 million or 15.2% to $81.7 million compared to $96.3 million for the prior year period. The net decrease in revenue was primarily attributable to a decrease in Company Store comparable sales of 13.7% for the 12 week period ended July 14, 2009 and was also affected by a net decrease of 28 Company Stores since the prior year period, which includes 19 stores that we have refranchised in connection with our refranchising initiative. The number of Company Stores decreased from 518 stores as of July 15, 2008 to 490 stores as of July 14, 2009. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least 13 full fiscal periods.

Franchise and other revenue decreased $0.2 million to $1.5 million compared to $1.7 million for the prior year period. The number of franchise stores as of July 14, 2009 was 245 as compared to 218 stores as of July 15, 2008. The decrease in franchise and other revenue is primarily due to lower comparable franchise store sales, partially offset by a net increase of 27 franchise stores since the prior year period.

Cost of sales

(in 000’s)

	12 Week Period Ended July 14, 2009	% of Company Store Revenue	12 Week Period Ended July 15, 2008	% of Company Store Revenue
Cost of sales	$19,309	23.6%	$25,334	26.3%

Cost of sales is mostly comprised of fruit, dairy and other products used to make smoothies, as well as paper products. Cost of sales decreased $6.0 million or 23.8% to $19.3 million for the 12 week period ended July 14, 2009 compared to $25.3 million for the prior year period. The decrease in cost of sales and decrease as a percentage of Company Store revenue to 23.6% in the second quarter of fiscal 2009 compared to 26.3% in the prior year period was primarily attributable to cost savings initiatives implemented during late fiscal 2008, a shift in product mix and reductions in waste through our food cost system.

Labor

(in 000’s)

	12 Week Period Ended July 14, 2009	% of Company Store Revenue	12 Week Period Ended July 15, 2008	% of Company Store Revenue
Labor	$25,395	31.1%	$31,420	32.6%

Labor costs, which include store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits decreased $6.0 million or 19.2% to $25.4 million for the 12 week period ended July 14, 2009 compared to $31.4 million for the prior year period. The $6.0 million decrease was primarily due to optimization of labor scheduling leading to more efficient labor management, a net decrease of 28 Company Stores since the prior year period, a $1.2 million decrease in workers’ compensation cost due to improved claims management and lower staffing in stores due to lower average unit sales volumes. Labor cost as a percentage of Company Store revenue decreased to 31.1% in the second quarter of fiscal 2009 compared to 32.6% in the prior year period due primarily to optimization of labor scheduling leading to more efficient labor management partially offset by lower average unit sales volumes in the second quarter of fiscal 2009 as compared to the prior year period.

Occupancy

(in 000’s)

	12 Week Period Ended July 14, 2009	% of Company Store Revenue	12 Week Period Ended July 15, 2008	% of Company Store Revenue
Rent	$7,954		$8,359
Common area maintenance, real estate taxes, licenses and insurance	2,191		2,197

Total occupancy	$10,145	12.4%	$10,556	11.0%

Occupancy costs include both fixed and variable portions of rent, real estate taxes, property insurance and common area maintenance charges for all Company Store locations. Occupancy costs decreased $0.5 million or 3.9% to $10.1 million for the 12 week period ended July 14, 2009 compared to $10.6 million for the prior year period. Rent decreased $0.4 million due primarily to a net decrease of 28 Company Stores since the prior year period and benefits from rent reductions we received from certain landlords. The slight decrease in common area maintenance fees, real estate taxes and insurance was primarily attributable to a net decrease of 28 Company Stores, partially offset by increased common area maintenance charges. As a percentage of Company Store revenue, occupancy costs increased to 12.4% in the second quarter of fiscal 2009 compared to 11.0% in the prior year period. This increase as a percentage of Company Store revenue was primarily due to deleverage resulting from lower average unit sales volumes.

Store operating

(in 000’s)

	12 Week Period Ended July 14, 2009	% of Company Store Revenue	12 Week Period Ended July 15, 2008	% of Company Store Revenue
Utilities	$2,753		$2,810
Marketing	1,851		2,359
Repairs and maintenance	1,205		1,269
Credit card fees	926		1,164
Other	3,076		3,158

Total store operating	$9,811	12.0%	$10,760	11.2%

Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other. Store operating expenses decreased $1.0 million or 8.8% to $9.8 million for the 12 week period ended July 14, 2009 compared to $10.8 million for the prior year period. This $1.0 million decrease was primarily attributable to a $0.5 million decrease in marketing expenses as a result of our decision to decrease marketing spend, $0.2 million decrease in credit card processing fees resulting from lower fees, partially offset by higher usage, $0.1 million decrease in repairs and maintenance and $0.1 million net decrease from other store operating expenses such as decreased office supplies expense, decreased printing expenses and decreased contract services as a result of our cost savings initiatives, partially offset by increased donations. As a percentage of Company Store revenue, store operating expenses increased to 12.0% for the second quarter of fiscal 2009 compared to 11.2% in the prior year period. The increase as a percentage of Company Store revenue was primarily attributable to deleverage resulting from lower average unit sales volumes partially offset by reduced expenditures.

Depreciation and amortization

(in 000’s)

	12 Week Period Ended July 14, 2009	% of Total Revenue	12 Week Period Ended July 15, 2008	% of Total Revenue
Depreciation and amortization	$4,344	5.2%	$5,682	5.8%

Depreciation and amortization expenses include the depreciation and amortization of fixed assets and the amortization of intangible assets. Depreciation and amortization decreased $1.4 million or 23.5% to $4.3 million for the 12 week period ended July 14, 2009 compared to $5.7 million for the prior year period. The $1.4 million decrease is primarily attributable to a net decrease of 28 Company Stores since the prior year period and impairment charges for certain stores taken to date through fiscal 2009 and fiscal 2008. As a percentage of total revenue, depreciation and amortization decreased to 5.2% for the second quarter of fiscal 2009 compared to 5.8% in the prior year period. The decrease in depreciation and amortization as a percentage of revenue is primarily attributable to the net decrease in 28 Company Stores since the prior year period and impairment charges for certain stores taken to date through fiscal 2009 and fiscal 2008, partially offset by deleverage resulting from lower average unit sales volumes.

General and administrative

(in 000’s)

	12 Week Period Ended July 14, 2009	% of Total Revenue	12 Week Period Ended July 15, 2008	% of Total Revenue
Wages and payroll related	$5,007		$6,390
Outside and contract services	996		680
Travel and travel-related	484		730
Accounting and legal fees	386		983
Share-based compensation	384		613
Other	928		454

Total general and administrative	$8,185	9.8%	$9,850	10.1%

General and administrative (“G&A”) expenses include costs associated with our corporate support center, field supervision, bonuses, outside and contract services, legal and accounting fees, share-based compensation and other. G&A expenses decreased $1.7 million or 16.9% to $8.2 million for the 12 week period ended July 14, 2009 compared to $9.9 million for the prior year period. The $1.7 million decrease was primarily attributable to a $1.4 million reduction of wage and payroll related expenses, resulting from headcount reductions implemented during fiscal 2008 and the non-recurrence of $0.6 million in severance costs related to workforce reductions recorded in the prior year period. Additional contributing factors include a reduction in accounting and legal fees of $0.6 million, a reduction of travel and travel-related expenses of $0.2 million and a reduction of share-based compensation expense of $0.2 million resulting from decreased fair value of options granted and increased stock option cancellations. These decreases were partially offset by increases of $0.3 million from outside and contract services and net increases in other G&A expenses of $0.5 million. As a percentage of total revenue, G&A expenses decreased to 9.8% for the second quarter of fiscal 2009 compared to 10.1% for the prior year period. This decrease was primarily attributable to deleverage resulting from lower average unit sales volumes and decreases in wages and payroll related expenses, travel and travel-related expenses, accounting and legal fees, and share-based compensation, which were partially offset by increases in outside and contract services.

Impairment of long-lived assets

(in 000’s)

	12 Week Period Ended July 14, 2009	% of Total Revenue	12 Week Period Ended July 15, 2008	% of Total Revenue
Impairment of long-lived assets	$7,548	9.1%	$3,260	3.3%

Long-lived assets are reviewed for impairment when indicators of impairment are present in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Expected future cash flows associated with an asset, in addition to other quantitative and qualitative analyses, including certain assumptions about expected future operating performance and changes in economic conditions are the key factors in determining undiscounted future cash flows. If the sum of the undiscounted cash flows is less than the carrying value of the asset, we recognize an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset.

We recorded long-lived asset impairment expense of $7.5 million for the 12 week period ended July 14, 2009 compared to $3.3 million for the prior year period. As a percentage of total revenue, impairment of long-lived assets increased to 9.1% for the 12 week period ended July 14, 2009, compared to 3.3% for the prior year period. The $4.4 million increase in impairment of long-lived assets and increase as a percentage of total revenue for the 12 week period ended July 14, 2009 as compared to the prior year period is attributable to an increase in the number of stores impaired as a result of lower comparable store sales. For more information on our impairment analysis, please refer to the discussion under “Business and Significant Accounting Policies – Impairment of Long-Lived Assets” included within Note 1 in the Notes to the Financial Statements of Jamba, Inc. in our Annual Report on Form 10-K for the year ended December 30, 2008.

Trademark impairment

(in 000’s)

	12 Week Period Ended July 14, 2009	% of Total Revenue	12 Week Period Ended July 15, 2008	% of Total Revenue
Trademark impairment	$—	0.0%	$82,600	84.3%

There was no trademark impairment recorded for the 12 week period ended July 14, 2009 as the value of our trademark has been written down to zero. During the 12 week period ended July 15, 2008, $82.6 million was recorded for trademark impairment. In the prior year, we recorded an intangible asset impairment expense related to the impairment of our trademark. SFAS No. 142, requires us to assess our intangible asset amounts for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. The requirements for assessing whether intangible assets have been impaired involve market-based information and some degree of subjective assessment. The fair value is estimated using a discounted cash flow model combined with market valuation approaches. Based on our stock price, negative comparable store sales and our forecast, we determined that an impairment of $82.6 million impairment of our trademark was necessary in the prior year period.

Other operating

(in 000’s)

	12 Week Period Ended July 14, 2009	% of Total Revenue	12 Week Period Ended July 15, 2008	% of Total Revenue
Other operating	$158	0.2%	$3,370	3.4%

Other operating expenses consist primarily of store closure and lease termination costs, pre-opening expense, losses on disposals, amortization of jambacard™ liability and income from jambacard™ breakage. Other operating expenses decreased $3.2 million or 95.3% to $0.2 million for the 12 week period ended July 14, 2009 compared to $3.4 million for the prior year period. As a percentage of total revenue, other operating expenses were 0.2% for the second quarter of fiscal 2009 as compared to 3.4% in the prior year period. This $3.2 million decrease and decrease as a percentage of total revenue is primarily attributable to a $2.3 million decrease in store closure and lease termination expenses which was recorded in the prior year as a part of our announced restructuring efforts, a decrease in pre-opening expenses of $0.4 million resulting from no new Company Store openings in the second quarter as compared to 14 Company Store openings in the prior year period and a $0.3 million decrease from loss on disposals. Pre-opening expense was classified as its own line item in the prior year period quarterly report and has been reclassified to be included in other operating expenses.

Gain from derivative liabilities

(in 000’s)

	12 week period Ended July 14, 2009	% of Total Revenue	12 week period Ended July 15, 2008	% of Total Revenue
Gain from derivative liabilities	$1,432	1.7%	$2,488	2.5%

Gain from derivative liabilities decreased $1.1 million or 42.5% to $1.4 million for the 12 week period ended July 14, 2009 compared to $2.5 million for the prior year period. This decrease was attributable to the change in the fair value of our warrants that are classified as derivative liabilities and the change in the fair value of our Put and Call Rights that were issued in connection with our Financing Agreement (see Note 3). These warrants expired and the Put Right was exercised during the second fiscal quarter of 2009. For more information on our warrants and Put and Call Rights, please refer to the discussion under “Business and Significant Accounting Policies Warrants and Derivative Instruments” included within Note 1 in the Notes to the Financial Statements of Jamba, Inc. in our Annual Report on Form 10-K for the year ended December 30, 2008.

Interest income

(in 000’s)

	12 Week Period Ended July 14, 2009	% of Total Revenue	12 Week Period Ended July 15, 2008	% of Total Revenue
Interest income	$30	0.0%	$59	0.1%

Interest income for the 12 week period ended July 14, 2009 decreased to $30,000 compared to $59,000 from the prior year period due primarily to decrease in interest rates, partially offset by higher cash balances in our interest bearing accounts.

Interest expense

(in 000’s)

	12 week Period Ended July 14, 2009	% of Total Revenue	12 week Period Ended July 15, 2008	% of Total Revenue
Interest expense	$4,851	5.7%	$106	0.1%

Interest expense for the 12 week period ended July 14, 2009 increased to $4.9 million compared to $0.1 million for the prior year period. As a percentage of total revenue, interest expense increased to 5.7% for the 12 week period ended July 14, 2009 compared to 0.1% for the prior year period. This $4.8 million increase and increase as a percentage of revenue was primarily attributable to increased borrowing under our Financing Agreement for the 12 week period ended July 14, 2009, prepayment penalties and write-off of prepaid loan fees and transaction costs in connection with the payoff of our Financing Agreement (see Note 8).

Income tax expense

The Company’s effective tax rate was 0.34% for the 12 week period ended July 14, 2009. The effective tax rate is affected by pretax loss and a change in the valuation allowance related to deductible temporary differences originating during the current year.

Our effective income tax rate was 8.2% for the 12 week period ended July 15, 2008. Our prior year tax rate was affected by a number of factors, including pretax loss, a change in the valuation allowance related to deductible temporary differences originating during the current year and the intangible asset impairment. The unrealized change in fair value recorded for our derivative liability of $2.5 million is not included in income for tax purposes. We determined that it is more likely than not, based on updated projections of operating results and related taxable income, that the benefit of deferred tax assets at January 1, 2008 will not be realized and a valuation allowance of $32.5 million was established. The tax expense associated with recognizing a valuation allowance was reported as a discrete item for the 12 week period ended July 15, 2008. We recorded a tax benefit of $32.9 million related to the asset impairment of the trademark and corresponding reversal of the deferred tax liability related to the temporary book and tax basis difference in the trademark. The tax benefit was reported as a discrete item for the 12 week period ended July 15, 2008.

Excluding the unrealized change in the fair value of the derivative liability, the valuation allowance established related to deferred tax assets at January 1, 2008, and the impairment of the trademark, the annual effective tax (benefit) rate was 0.00%.

RESULTS OF OPERATIONS — 28 WEEK PERIOD ENDED JULY 14, 2009 AS COMPARED TO 28 WEEK PERIOD ENDED JULY 15, 2008 (UNAUDITED)

	28 Week Period Ended
(In thousands)	July 14, 2009	% (1)	July 15, 2008	% (1)
Revenue:
Company stores	$168,681	98.1%	$194,943	98.1%
Franchise and other revenue	3,283	1.9%	3,708	1.9%

Total revenue	171,964	100.0%	198,651	100.0%

Costs and operating expenses:
Cost of sales	40,516	24.0%	51,713	26.5%
Labor	57,313	34.0%	69,419	35.6%
Occupancy	23,893	14.2%	23,935	12.3%
Store operating	19,650	11.6%	24,584	12.6%
Depreciation and amortization	10,454	6.1%	13,495	6.8%
General and administrative	19,908	11.6%	25,146	12.7%
Impairment of long-lived assets	10,575	6.1%	7,297	3.7%
Trademark impairment	—	0.0%	82,600	41.6%
Other operating	309	0.2%	4,884	2.5%

Total costs and operating expenses	182,618	106.2%	303,073	152.6%

Loss from operations	(10,654)	(6.2)%	(104,422)	(52.6)%

Other income (expense):
Gain from derivative liabilities	1,597	0.9%	8,130	4.1%
Interest income	364	0.2%	246	0.1%
Interest expense	(6,600)	(3.8)%	(218)	(0.1)%

Total other (expense) income	(4,639)	(2.7)%	8,158	4.1%

Loss before income taxes	(15,293)	(8.9)%	(96,264)	(48.5)%
Income tax (expense) benefit	(34)	0.0%	638	0.3%

Net loss	(15,327)	(8.9)%	(95,626)	(48.2)%

Preferred stock dividends	(226)	(0.1)%	—	0.0%

Net loss attributable to common stockholders	$(15,553)	(9.0)%	$(95,626)	(48.2)%

(1)	Cost of sales, labor, occupancy and store operating percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue.

Revenue

(in 000’s)

	28 Week Period Ended July 14, 2009	% of Total Revenue	28 Week Period Ended July 15, 2008	% of Total Revenue
Revenue:
Company stores	$168,681	98.1%	$194,943	98.1%
Franchise and other revenue	3,283	1.9%	3,708	1.9%

Total revenue	$171,964	100.0%	$198,651	100.0%

Total revenue decreased 13.4% to $172.0 million for the 28 week period ended July 14, 2009 compared to $198.7 million for the 28 week period ended July 15, 2008. The $26.6 million decrease in total revenue was attributable to a $26.2 million decrease in Company Store revenue and a $0.4 million decrease in franchise and other revenue.

Company Store revenue decreased $26.2 million or 13.5% to $168.7 million compared to $194.9 million for the prior year period. The net decrease in Company Store revenue is primarily attributable to a decrease in Company Store comparable sales of 13.8% for the 28 week period ended July 14, 2009 and was also affected by a net decrease of 28 Company Stores since the prior year period, which includes 19 stores that we have refranchised in connection with our refranchising initiative. The number of Company Stores decreased from 518 stores as of July 15, 2008 to 490 stores as of July 14, 2009. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least 13 full fiscal periods.

Franchise and other revenue decreased $0.4 million to $3.3 million compared to $3.7 million for the prior year period. The number of franchise stores as of July 14, 2009 was 245 as compared to 218 stores as of July 15, 2008. The decrease in franchise and other revenue is due primarily to lower comparable store sales, partially offset by a net increase of 27 franchise stores since the prior year period.

Cost of sales

(in 000’s)

	28 Week Period Ended July 14, 2009	% of Company Store Revenue	28 Week Period Ended July 15, 2008	% of Company Store Revenue
Cost of sales	$40,516	24.0%	$51,713	26.5%

Cost of sales is mostly comprised of fruit, dairy and other products used to make smoothies, as well as paper products. Cost of sales decreased $11.2 million or 21.7% to $40.5 million for the 28 week period ended July 14, 2009 compared to $51.7 million for the prior year period. As a percentage of Company Store revenue, cost of sales decreased to 24.0% for the 28 week period ended July 14, 2009 compared to 26.5% in the prior year period. The decrease in cost of sales and decrease as a percentage of Company Store revenue was primarily attributable to cost savings initiatives implemented during late fiscal 2008, a shift in product mix and reductions in waste through our food cost system.

Labor

(in 000’s)

	28 Week Period Ended July 14, 2009	% of Company Store Revenue	28 Week Period Ended July 15, 2008	% of Company Store Revenue
Labor	$57,313	34.0%	$69,419	35.6%

Labor costs, which include store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits, decreased $12.1 million or 17.4% to $57.3 million for the 28 week period ended July 14, 2009 compared to $69.4 million for the prior year period. The $12.1 million decrease was primarily due to a $1.5 million decrease in workers’ compensation cost due to improved claims management, optimization of labor scheduling leading to more efficient labor management, a net decrease of 28 Company Stores since the prior year period and lower staffing in stores due to lower average unit sales volumes. Labor cost as a percentage of Company Store revenue decreased to 34.0% for the 28 week period ended July 14, 2009 compared to 35.6% in the prior year period due primarily to optimization of labor scheduling leading to more efficient labor management partially offset by lower average unit sales volumes for the 28 week period ended July 14, 2009 as compared to the prior year period.

Occupancy

(in 000’s)

	28 Week Period Ended July 14, 2009	% of Company Store Revenue	28 Week Period Ended July 15, 2008	% of Company Store Revenue
Rent	$18,564		$19,039
Common area maintenance, real estate taxes, licenses and insurance	5,329		4,896

Total occupancy	$23,893	14.2%	$23,935	12.3%

Occupancy costs include both fixed and variable portions of rent, real estate taxes, property insurance and common area maintenance charges for all Company Store locations. Occupancy costs remained unchanged for the 28 week period ended July 14, 2009 as compared to the prior year period. Rent decreased $0.4 million due primarily to a net decrease of 28 Company Stores since the prior year period and benefits from rent reductions that we received from certain landlords. Common area maintenance, real estate taxes and insurance increased $0.4 million for the 28 week period ended July 14, 2009 as compared to the prior year period due primarily to increased common area maintenance fees, real estate taxes and insurance, partially offset by a net decrease of 28 stores since the prior year period. As a percentage of Company Store revenue, occupancy costs increased to 14.2% for the 28 week period ended July 14, 2009 compared to 12.3% in the prior year period. The increase as a percentage of Company Store revenue was primarily attributable to deleverage from lower average unit sales volumes.

Store operating

(in 000’s)

	28 Week Period Ended July 14, 2009	% of Company Store Revenue	28 Week Period Ended July 15, 2008	% of Company Store Revenue
Utilities	$5,895		$5,887
Marketing	2,795		6,139
Repairs and maintenance	2,681		3,072
Credit card fees	1,821		2,312
Other	6,458		7,174

Total store operating	$19,650	11.6%	$24,584	12.6%

Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other. Store operating expenses decreased $4.9 million or 20.1% to $19.7 million for the 28 week period ended July 14, 2009 compared to $24.6 million for the prior year period. As a percentage of Company Store revenue, store operating expenses decreased to 11.6% for the 28 week period ended July 14, 2009 compared to 12.6% in the prior year period. This $4.9 million decrease and the decrease as a percentage of Company Store revenue was primarily attributable to a $3.3 million decrease in marketing expenses as a result of our decision to decrease marketing spend, $0.5 million decrease in credit card processing fees resulting from lower fees, partially offset by higher usage, $0.4 million decrease in repairs and maintenance and $0.7 million net decrease from other store operating expenses such as decreased office and cleaning supplies expense, decreased printing expenses, decreased contract services and decreased postage as a result of our cost savings initiatives, partially offset by increased donations.

Depreciation and amortization

(in 000’s)

	28 Week Period Ended July 14, 2009	% of Total Revenue	28 Week Period Ended July 15, 2008	% of Total Revenue
Depreciation and amortization	$10,454	6.1%	$13,495	6.8%

Depreciation and amortization expenses include the depreciation and amortization of fixed assets and the amortization of intangible assets. Depreciation and amortization decreased $3.0 million or 22.5% to $10.5 million for the 28 week period ended July 14, 2009 compared to $13.5 million for the prior year period. The $3.0 million decrease is primarily attributable a net decrease of 28 Company Stores since the prior year period and impairment charges for certain stores taken to date through fiscal 2009 and fiscal 2008. As a percentage of total revenue, depreciation and amortization decreased to 6.1% for the 28 week period ended July 14, 2009 compared to 6.8% in the prior year period. The decrease in depreciation and amortization as a percentage of revenue is primarily attributable to the net decrease in 28 Company Stores since the prior year period and impairment charges for certain stores taken to date through fiscal 2009 and fiscal 2008, partially offset by deleverage resulting from lower average unit sales volumes.

General and administrative

(in 000’s)

	28 Week Period Ended July 14, 2009	% of Total Revenue	28 Week Period Ended July 15, 2008	% of Total Revenue
Wages and payroll related	$12,210		$15,910
Outside and contract services	1,960		1,626
Accounting and legal fees	1,565		2,041
Travel and travel-related	1,135		2,731
Share-based compensation	898		1,745
Other	2,140		1,093

Total general and administrative	$19,908	11.6%	$25,146	12.7%

General and administrative (“G&A”) expenses include costs associated with our corporate support center, field supervision, bonuses, outside and contract services, legal and accounting fees, share-based compensation and other. G&A expenses decreased $5.2 million or 20.8% to $19.9 million for the 28 week period ended July 14, 2009 compared to $25.1 million for the prior year period. The $5.2 million decrease was primarily attributable to a $3.7 million reduction of wage and payroll related expenses, resulting from headcount reductions implemented during fiscal 2008 and the non-recurrence of $0.6 million in severance costs related to workforce reductions recorded in the prior year period. Additional contributing factors include a reduction in accounting and legal fees of $0.5 million, a reduction of travel and travel-related expenses of $1.6 million resulting primarily from the cancellation of our annual general managers’ meeting and a reduction of share-based compensation expense of $0.8 million resulting from decreased fair value of options granted and increased stock option cancellations. These decreases were partially offset by increases of $0.3 million from outside and contract services and net increases in other G&A expenses of $1.0 million. As a percentage of total revenue, G&A expenses decreased to 11.6% for the 28 week period ended July 14, 2009, compared to 12.7% for the prior year period. This decrease was primarily attributable to deleverage resulting from lower average unit sales volumes, decreases in wages and payroll related expenses, travel and travel-related expenses, accounting and legal fees and share-based compensation, which were partially offset by increases in outside and contract services and other G&A expenses.

Impairment of long-lived assets

(in 000’s)

	28 Week Period Ended July 14, 2009	% of Total Revenue	28 Week Period Ended July 15, 2008	% of Total Revenue
Impairment of long-lived assets	$10,575	6.1%	$7,297	3.7%

Long-lived assets are reviewed for impairment when indicators of impairment are present in accordance with SFAS No. 144. Expected future cash flows associated with an asset, in addition to other quantitative and qualitative analyses, including certain assumptions about expected future operating performance and changes in economic conditions are the key factors in determining undiscounted future cash flows. If the sum of the undiscounted cash flows is less than the carrying value of the asset, we recognize an impairment loss equal to the amount by which carrying value exceeds the fair value of the asset.

We recorded long-lived asset impairment expense of $10.6 million for the 28 week period ended July 14, 2009 compared to $7.3 million for the prior year period. As a percentage of total revenue, impairment of long-lived assets increased to 6.1% for the 28 week period ended July 14, 2009, compared to 3.7% for the prior year period. The $3.3 million increase in impairment of long-lived assets for the 28 week period ended July 14, 2009 as compared to the prior year period and the increase as a percentage of total revenue is attributable to an increase in the number of stores impaired as a result of lower comparable store sales during the 28 week period ended July 14, 2009 as compared to the prior year period. For more information on our impairment analysis, please refer to the discussion under “Business and Significant Accounting Policies – Impairment of Long-Lived Assets” included within Note 1 in the Notes to the Financial Statements of Jamba, Inc. in our Annual Report on Form 10-K for the year ended December 30, 2008.

Trademark impairment

(in 000’s)

	28 Week Period Ended July 14, 2009	% of Total Revenue	28 Week Period Ended July 15, 2008	% of Total Revenue
Trademark impairment	$—	0.0%	$82,600	41.6%

There was no trademark impairment recorded for the 28 week period ended July 14, 2009 as the value of our trademark has been written down to zero. During the 28 week period ended July 15, 2008, $82.6 million was recorded for trademark impairment. In the prior year, we recorded an intangible asset impairment expense related to the impairment of our trademark. SFAS No. 142, requires us to assess our intangible asset amounts for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. The requirements for assessing whether intangible assets have been impaired involve market-based information and some degree of subjective assessment. The fair value is estimated using a discounted cash flow model combined with market valuation approaches. Based on our stock price, negative comparable store sales and our forecast, we determined that an impairment of $82.6 million impairment of our trademark was necessary in the 28 week period ended July 15, 2008.

Other operating

(in 000’s)

	28 Week Period Ended July 14, 2009	% of Total Revenue	28 Week Period Ended July 15, 2008	% of Total Revenue
Other operating	$309	0.2%	$4,884	2.5%

Other operating expenses consist primarily of lease termination and store closure costs, pre-opening expense, losses on disposals, amortization of jambacard™ liability and income from jambacard™ breakage. Other operating expenses decreased $4.6 million or 93.6% to $0.3 million for the 28 week period ended July 14, 2009 compared to $4.9 million for the prior year period. As a percentage of total revenue, other operating expenses were 0.2% for the 28 week period ended July 14, 2009 as compared to 2.5% in the prior year period. The $4.6 million decrease and decrease as a percentage of total revenue is primarily attributable to a decrease in lease termination and store closure costs of $2.5 million which was recorded in the prior year as a part of our announced restructuring efforts, a decrease in pre-opening expenses of $1.5 million resulting from no new Company Store openings in the 28 week period ended July 14, 2009 as compared to 31 Company Store openings in the prior year period and a $0.3 million decrease in loss from disposals. Pre-opening expense was classified as its own line item in the prior year period quarterly report and has been reclassified to be included in other operating expenses.

Gain from derivative liabilities

(in 000’s)

	28 Week Period Ended July 14, 2009	% of Total Revenue	28 Week Period Ended July 15, 2008	% of Total Revenue
Gain from derivative liabilities	$1,597	0.9%	$8,130	4.1%

Gain from derivative liabilities decreased $6.5 million or 80.4% to $1.6 million for the 28 week period ended July 14, 2009 compared to $8.1 million for the prior year period. The $6.5 million decrease and decrease as a percentage of revenue was attributable to the change in the fair value of our warrants that are classified as derivative liabilities and the change in the fair value of our Put and Call Rights we issued in connection with our Financing Agreement (see Note 3). These warrants expired and the Put Right was exercised during the second fiscal quarter of 2009. For more information on our warrants and Put and Call Rights, please refer to the discussion under “Business and Significant Accounting Policies Warrants and Derivative Instruments” included within Note 1 in the Notes to the Financial Statements of Jamba, Inc. in our Annual Report on Form 10-K for the year ended December 30, 2008.

Interest income

(in 000’s)

	28 Week Period Ended July 14, 2009	% of Total Revenue	28 Week Period Ended July 15, 2008	% of Total Revenue
Interest income	$364	0.2%	$246	0.1%

Interest income for the 28 week period ended July 14, 2009 increased to $0.4 million compared to $0.2 million from the prior year period due primarily to higher cash balances in our interest bearing accounts, partially offset by decrease in interest rates.

Interest expense

(in 000’s)

	28 Week Period Ended July 14, 2009	% of Total Revenue	28 Week Period Ended July 15, 2008	% of Total Revenue
Interest expense	$6,600	3.8%	$218	0.1%

Interest expense for the 28 week period ended July 14, 2009 increased to $6.6 million compared to $0.2 million for the prior year period. As a percentage of total revenue, interest expense increased to 3.8% for the 28 week period ended July 14, 2009 compared to 0.1% for the prior year period. This $6.4 million increase and increase as a percentage of revenue was primarily attributable to increased borrowing under our Financing Agreement for the 28 week period ended July 14, 2009, prepayment penalties and write-off of prepaid loan fees and transaction costs in connection with the payoff of our Financing Agreement (see Note 8).

Income tax expense

The Company’s effective tax rate was 0.22% for the 28 week period ended July 14, 2009. The effective tax rate is affected by pretax loss and a change in the valuation allowance related to deductible temporary differences originating during the current year.

Our effective income tax benefit rate was 0.66% for the 28 week period ended July 15, 2008. Our prior year tax rate was affected by a number of factors, including income before taxes, a change in the valuation allowance related to deductible temporary differences originating during the current year and the intangible asset impairment. The unrealized change in fair value recorded for our derivative liability of $8.1 million is not included in income for tax purposes. We determined that it is more likely than not, based on updated projections of operating results and related taxable income, that the benefit of deferred tax assets at January 1, 2008 will not be realized and a valuation allowance of $32.5 million was established. We recorded a tax benefit of $32.9 million related to the intangible asset impairment of the trademark and corresponding reversal of the deferred tax liability related to the temporary book and tax basis difference in the trademark.

Excluding the unrealized change in the fair value of the derivative liability, the valuation allowance established related to deferred tax assets at January 1, 2008, and the impairment of the trademark, the effective tax benefit rate was 0.00%.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Summary

The following table summarizes our cash flows for the 28 week periods ended July 14, 2009 and July 15, 2008 (in thousands):

	28 Week Period Ended July 14, 2009	28 Week Period Ended July 15, 2008
Net cash provided by operating activities	$3,782	$9,804
Net cash provided by (used in) investing activities	193	(22,552)
Net cash provided by (used in) financing activities	4,106	(808)

Net increase (decrease) in cash and cash equivalents	$8,081	$(13,556)

Operating Activities

In the 28 week period ended July 14, 2009, net cash provided by operating activities was approximately $3.8 million, compared with net cash provided by operating activities of approximately $9.8 million in the 28 week period ended July 15, 2008. The decrease in net cash provided by operating activities for the 28 week period ended July 14, 2009 as compared to the 28 week period ended July 15, 2008 primarily resulted from net increases in working capital, combined with the Company’s net loss excluding shared-based compensation, depreciation and amortization and other non-cash expenses.

Investing Activities

In the 28 week period ended July 14, 2009, net cash provided by investing activities was approximately $193,000, compared with net cash used by investing activities of approximately $22.6 million in the 28 week period ended July 15, 2008. Cash provided by operating activities resulted from $1.1 million in proceeds from the sale of our stores and a $5.0 million reduction in restricted cash. These cash increases were offset by capital expenditures of $5.9 million. Capital expenditures were the largest component of our investing activities in the prior year period and include expenditures for the funding of the development or acquisition of new Company Stores and acquisition of personal property and equipment for existing Company Stores. The required cash investment for new Company Stores varies depending on the size of the new Company Store, geographic location, degree of work performed by the landlord and complexity of site development issues. During the 28 week period ended July 14, 2009, we did not open any new Company Stores.

Capital expenditures for the 28 week period ended July 14, 2009 total approximately $5.9 million as compared to approximately $23.0 million for the 28 week period ended July 15, 2008. The decrease in capital expenditures resulted primarily from the Company’s decision to substantially slow new Company Store development and Franchise Store acquisitions. In fiscal 2009, we expect capital expenditures to be up to $13 million depending on our liquidity needs. We expect to open less than five new Company Stores as we focus our growth on franchise development. We anticipate investing in new equipment to support building our food capability and upgrade our information technology systems.

Financing Activities

In the 28 week period ended July 14, 2009, net cash provided by financing activities was $4.1 million, compared with net cash used in financing activities of $0.8 million in the 28 week period ended July 15, 2008. Cash provided by financing activities for the 28 week period ended July 14, 2009 resulted primarily from net proceeds of our issuance of redeemable preferred stock of $34.1 million, partially offset by the payoff of our Senior Notes of $25.0 million principal plus accrued interest, the exercise of an outstanding put option which required us to repurchase two million shares of our outstanding common stock for $3.0 million, transaction costs paid in connection with the issuance of our preferred stock of $1.9 million and $0.1 million in capital lease payments.

Capital Resources

On June 16, 2009, we issued 304,348 shares of Series B Preferred Stock at a price of $115 per share, for an aggregate purchase price of $35.0 million, less approximately $3.1 million in transaction costs in a private placement transaction. The Series B Preferred Stock has an 8% dividend, payable quarterly in cash and accrues irrespective of whether dividends are actually declared or paid. The dividend rate shall increase to 10% in the event the Common Stock is not listed for trading on any of the New York Stock Exchange, the NASDAQ Global Market or the American Stock Exchange or if we fail to declare and pay, in full and in cash, dividends on shares of the Series B Preferred Stock for three consecutive quarters until such time as the dividends are paid in full and in cash. After seven years from the date the shares of Series B Preferred Stock are originally issued, the holders of such shares will have the right to require us to redeem their shares of Series B Preferred Stock, in whole or in part, at a price per share equal to the original sale price per share plus any unpaid but accrued dividends. At July 14, 2009, the redemption amount of our outstanding Series B Preferred Stock was approximately $35.2 million.

We used a substantial portion of the proceeds from the sale of the Series B Preferred Stock to repay the Senior Notes and certain related transaction costs. As a result we no longer carry the debt or the monthly interest payment obligations associated with the Senior Notes, but we do have a dividend obligation, payable quarterly measured from the original date of issuance of the Series B Preferred Stock, in an aggregate amount of $700,000 per quarter based on the current number of shares of Series B Preferred Stock outstanding and the current dividend rate of 8% per year.

As of July 14, 2009, we had cash and cash equivalents of $28.9 million compared to $20.8 million as of December 30, 2008. Our primary sources of liquidity are the remaining cash on hand resulting from the issuance of the Series B Preferred Stock and cash flows provided by operating activities. In the future, and as permitted under the Securities Purchase Agreement for the Series B Preferred Stock, we may enter into equipment leasing arrangements and incur up to $10.0 million of indebtedness as necessary. We cannot assure, however, that such financing will be available on favorable terms or at all. As of July 14, 2009, we held $2.7 million in restricted cash, which represented cash held in certificates of deposit to collateralize our letters of credit.

On May 28, 2009, we announced the launch of a refranchising program that is expected to involve the sale of as many as 150 Company Stores primarily located outside of California to existing or prospective franchisees. Over the next twelve to eighteen months, we expect the sale of any such Company Stores to generate additional cash which we intend to use to fund future growth and for working capital, if necessary.

Our primary liquidity and capital requirements are for working capital and general corporate needs and the planned fiscal 2009 capital expenditures described above. We expect that our primary sources of liquidity will be sufficient to fund working capital, general corporate needs, Series B Preferred Stock dividend payments and the non-discretionary capital expenditures for at least the next 12 months. The use of cash to fund discretionary capital expenditures will be based on the need to conserve our capital.

The adequacy of our available funds will depend on many factors, including the macroeconomic environment, the operating performance of our Company Stores, the successful expansion of our franchise and licensing programs, our refranchising initiative and the successful rollout and consumer acceptance of our food initiatives. Given these factors, our foremost priorities for the near term are preserving and generating cash sufficient to fund our liquidity needs.

Contractual Obligations

Except as set forth below, the disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 30, 2008 have not materially changed since we filed that report:

As of July 14, 2009, we repaid the Senior Notes in full and we no longer had a note payable or interest payable obligation in connection with our Financing Agreement at July 14, 2009. In connection with the repayment of the Senior Notes, the put right that we issued under our Put and Call Agreement was exercised and is no longer outstanding.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that we are required to make in order to prepare the financial statements. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no significant changes to the policies and estimates as discussed in our Annual Report on Form 10-K for the year ended December 30, 2008.

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

We do not purchase derivative instruments on the open market. We did not have any outstanding derivative liabilities as of July 14, 2009. Certain warrants which were previously classified as a derivative liability expired on June 28, 2009 and the put right under our Put and Call Agreement which was also classified as a derivative liability was exercised during the second fiscal of 2009. We had classified certain warrants in our stock (a current liability of $0.1 million at December 30, 2008) and rights under our Put and Call Agreement signed in connection with our Financing Agreement as derivative instruments (a current liability of $2.0 million at December 30, 2008). Classification as derivative liabilities was required because, for each instrument, there is a possibility that the instrument could be required to be settled in stock that requires registration. We were required to mark these instruments to market as of the end of each reporting period and to recognize the change in fair value in our consolidated statements of operations. Our stock price has been historically volatile and the fair values of these instruments were sensitive to changes in our underlying stock price. We are also subject to changes in the risk free interest rate in connection with the cash we hold in interest bearing accounts.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 14, 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended July 14, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, the Company’s risk factors are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2008.

The holders of our Series B Preferred are entitled to receive dividends and liquidation payments in preference to the holders of our common stock.

Dividends accrue on shares of the Series B Preferred at a rate of 8% per annum and are payable quarterly in cash at the option of the Company. The dividend rate will increase to 10% in the event our common stock is not listed for trading on any of the New York Stock Exchange, the NASDAQ Global Market or the NYSE Amex Equities (formerly American Stock Exchange), or if we fail to declare and pay, in full and in cash, dividends on the shares of Series B Preferred for three consecutive quarters until such time as such dividends are paid in full and in cash. The Company cannot declare, pay, or set apart for payment any dividend or make any distribution on any shares of our common stock until each outstanding share of Series B Preferred receives an amount equal to the product of (i) the dividend or distribution payable on each share of common stock multiplied by (ii) the number of shares of our common stock issuable upon conversion of a share of Series B Preferred. Dividends on shares of the Series B Preferred shall be cumulative, shall accrue, whether or not declared and whether or not there are any profits, surplus or other funds or assets of the Company legally available therefor.

Upon a liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of shares of the Series B Preferred are entitled to receive a liquidation payment prior to the payment of any amount with respect to shares of our common stock. The amount of this preferential liquidation payment per share of the Series B Preferred is the greater of (i) the sum of (A) the liquidation preference per share of the Series B Preferred (which initially is $115 per share, subject to adjustment, plus all accrued but unpaid dividends (all such unpaid dividends previously added to the liquidation preference, a “Dividend Arrearage”)), plus (B) an amount per share of the Series B Preferred equal to accrued but unpaid dividends not previously added to the liquidation preference from and including the immediately preceding dividend payment date up to, but excluding, the date fixed for such liquidation, dissolution or winding up of the Company, whether or not declared, in cash, or (ii) the amount of all cash and other property to be distributed in respect of our common stock the holder of a share of the Series B Preferred would have been entitled to had it converted such share (without regard to any limits on conversion) immediately prior to the date fixed for such liquidation, dissolution or winding up of the Company.

Because of the substantial liquidation preference to which the holders of shares of the Series B Preferred are entitled, the amount available to be distributed to the holders of shares of our common stock upon a liquidation of the Company could be substantially limited or reduced to zero and may make it more difficult to raise capital or recruit and retain key personnel in the future.

We are responsible for having the resale of shares of common stock underlying the Series B Preferred and the Advisor Warrant registered with the SEC within defined time periods and will incur liquidated damages if the shares are not registered with the SEC within those defined time periods.

Pursuant to the Registration Rights Agreement entered into with the investors in the Series B Preferred financing transaction (the “Series B Purchasers”) and North Point Advisors, LLC (the “Advisor”) on June 16, 2009 (the “Registration Rights Agreement”), we are obligated to: (i) file a registration statement covering the resale of the common stock underlying the Series B Preferred and issuable upon the exercise of the Advisor Warrant with the SEC by July 16, 2009 (which we have satisfied) (the “Required Filing Date”); (ii) use our reasonable best efforts to cause the registration statement to be declared effective (A) within 45 days following the Required Filing Date (the “Required Effectiveness Date”); provided that, if the SEC reviews and has written comments to the registration statement, then the Required Effectiveness Date will be 60 days from the Required Filing Date, or (B) within 5 days following the date the SEC notifies us that it will not review the registration statement or that we may request effectiveness of the registration statement and (iii) use our reasonable best efforts to keep the registration statement effective until the earlier of (x) the date on which we have delivered an opinion of counsel, reasonably acceptable to the holders of a majority of the securities covered by the registration statement (disregarding those securities held by the Advisor), that each holder of such securities may sell in the open market in a single transaction all such securities without restriction under Rule 144 under the Securities Act, or otherwise under an applicable exemption from the registration requirements of the Securities Act and all other applicable securities or blue sky laws, or (y) the date all of the securities covered by this registration statement have been sold pursuant to this registration statement or Rule 144 of the Securities Act.

If we fail to comply with these or certain other provisions under the Registration Rights Agreement, then we will be required to pay liquidated damages equal to one-twentieth of one percent (0.05%) of the aggregate purchase price paid by the Series B Purchasers for the securities held thereby that can be registered on the registration statement for each day the failure continues. The total liquidated damages under this provision are capped at 5.0% of the aggregate purchase price paid by the Series B Purchasers in the private placement. Any such payments could materially affect our ability to fund our operations. The registration statement required by the Registration Rights Agreement was declared effective on August 13, 2009 in partial satisfaction of these obligations, but our obligation to keep it effective remains.

The certificate of designation governing the Series B Preferred (the “Series B Certificate of Designation”) contains various covenants and restrictions which may limit our ability to operate our business.

Under the Series B Certificate of Designation, we are not permitted, without the affirmative vote or written consent of the holders of at least a majority of the shares of Series B-1 Preferred and the Series B-2 Preferred, voting together as a single class, directly or indirectly, to take or agree to take any of the following actions:

•	authorize, create, issue or increase the authorized or issued amount of any class or series of stock that ranks on parity with or senior to the Series B Preferred;

•

issue to our officers or directors, or any persons or entities affiliated with such officers and directors, any shares of our common stock for consideration less than the conversion price then in effect or any options, warrants or other rights to acquire shares of common stock at an exercise price per share less than the conversion price then in effect other than with respect to shares of common stock issuable upon the exercise of stock options or other securities issued under our stock plans or issued outside our stock plans as compensation;

•

(i) effect any distribution or declare, pay or set aside any dividend with respect to any equity securities ranking junior to or on parity with the Series B Preferred, (ii) set apart money for a sinking or other similar fund, for, the purchase, redemption or other retirement of any equity securities ranking junior to or on parity with the Series B Preferred, or (iii) permit any corporation or other entity directly or indirectly controlled by us to purchase or redeem any equity securities ranking junior to or on parity with the Series B Preferred;

•

amend our Certificate of Incorporation, the Series B Certificate of Designation, or our Bylaws (including by way of merger, consolidation or otherwise) so as to affect adversely any right, preference, privilege or voting power of the Series B Preferred; provided, however, that (a) any creation and issuance of shares of junior stock shall not be deemed to adversely affect such rights, preferences, privileges or voting powers; (b) any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, whether by merger, consolidation or otherwise, shall not be deemed to adversely affect such rights, preferences, privileges or voting powers and (c) we shall not be restricted from authorizing an amendment to our Certificate of Incorporation solely for the purpose of effecting a reverse stock split (and for no other purpose) other than a reverse stock split that would constitute, or would reasonably be expected to constitute, a transaction under Rule 13E-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”);

•

authorize or effect any stock dividend, forward stock split, combination or other like changes for and with respect to the Series B Preferred; provided, however, that we are not restricted by the foregoing from authorizing or effecting a reverse stock split other than a reverse stock split that would constitute, or would reasonably be expected to constitute, a transaction under Rule 13E-3 of the Exchange Act;

•	reclassify our outstanding securities; or

•

enter into any agreement or other arrangement that would, directly or indirectly, preclude us from complying with our redemption obligations or dividend payment obligations pursuant to the Series B Certificate of Designation.

These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities, any of which could have a material adverse impact on our business.

The securities purchase agreement for the sale of shares of the Series B Preferred (the “Securities Purchase Agreement”) contains various covenants and restrictions which may limit our ability to operate our business.

Pursuant to the Securities Purchase Agreement, we are not permitted to take any of the following actions:

•

effect any public offering or distribution of any equity securities or register any equity securities (except pursuant to registration on Form S-8 or any successor thereto), in each case until 90 days after the effective date of this registration statement, except as part of this registration;

•

permit our consolidated indebtedness to exceed $10,000,000 in the aggregate, at any time from and after June 16, 2009, unless consented to in writing by the holders of a majority of the shares of Series B Preferred or the shares of common stock issued upon conversion of the shares of Series B Preferred; and

•

enter into or permit any other transaction (including the purchase, sale, lease or exchange of any asset, property or the rendering of any service), directly or indirectly, with or for the benefit of any of our affiliates and our subsidiaries’ affiliates, except for the payment of any salaries or other employee compensation to officers of any such affiliates (including reasonable compensation to any director of any such affiliates), unless consented to in writing by the holders of a majority of the shares of Series B Preferred or the shares of common stock issued upon conversion of the shares of Series B Preferred.

These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities, any of which could have a material adverse impact on our business.

The holders of shares of the Series B Preferred will have substantial voting power on matters submitted to a vote of stockholders.

The holders of shares of the Series B Preferred are entitled to vote on all matters on which the holders of shares of our common stock are entitled to vote, voting together with the holders of shares of our common stock as a single class. Each share of Series B Preferred is entitled to that number of votes as is equal to the quotient determined by dividing (i) the original issue price of $115 (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares) by (ii) the then applicable conversion price (initially $1.15 per share). Accordingly, each share of Series B Preferred is initially entitled to 100 votes. The holders of the shares of Series B Preferred also received customary protective provisions under the Series B Certificate of Designation and additional protections under the Securities Purchase Agreement (as discussed in the risk factors above).

Based on 52,690,728 shares of common stock outstanding as of July 14, 2009, the outstanding shares of Series B Preferred represent, in the aggregate, 36.61% of the voting power of our stock. Because the investors will own a significant percentage of our voting power, they may have considerable influence in determining the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including the election of directors and approval of mergers, consolidations and the sale of all or substantially all of our assets.

In addition, the ownership by the investors of a substantial percentage of our total voting power and the terms of the Series B Preferred could make it more difficult and expensive for a third party to pursue a change of control of our company, even if a change of control would generally be beneficial to our stockholders.

The Series B Preferred is redeemable at the option of the holders under certain circumstances.

On or after June 16, 2016, the holders of at least a majority of the then-outstanding shares of Series B Preferred may require us to redeem all or any portion of the outstanding shares of Series B Preferred. The redemption price per share of the Series B Preferred is equal to the greater of (i) the sum of (A) the liquidation preference per share of the Series B Preferred (which initially is $115 per share, subject to adjustment, plus all Dividend Arrearages), plus (B) an amount per share of the Series B Preferred equal to accrued but unpaid dividends not previously added to the liquidation preference from and including the immediately preceding dividend payment date up to, but excluding, the date proposed for such redemption, whether or not declared, in cash, or (ii) the amount of all cash and other property to be distributed in respect of our common stock the holder of a share of the Series B Preferred would have been entitled to had it converted such share (without regard to any limits on conversion) immediately prior to the date proposed for such redemption.

Depending on our cash resources at the time that this redemption right is exercised, we may or may not be able to fund the redemption from our available cash resources. If we were unable to fund the redemption from available cash resources we would need to find an alternative source of financing to do so. There can be no assurances that we would be able to raise such funds on favorable terms or at all if they are required.

The Series B Purchasers will have the right to designate up to five individuals to be elected to our board of directors.

The holders of shares of the Series B-1 Preferred, voting as a separate class, will be entitled to elect two members to our board of directors (the “Board”) so long as more than 50% of the number of shares of Series B-1 Preferred originally issued are outstanding. In the event the number of shares of Series B-1 Preferred outstanding is less than 50% of the number of shares originally issued but greater than 25% of the number of shares originally issued, the holders of shares of the Series B-1 Preferred, voting as a separate class, will be entitled to elect only one member to the Board. The ability to elect any members to the Board by the holders of shares of the Series B-1 Preferred will cease once the number of outstanding shares of Series B-1 Preferred is less than 25% of the number of shares of Series B-1 Preferred originally issued. Under the terms of the Securities Purchase Agreement, the Series B Purchasers of the shares of Series B-1 Preferred shall continue to have the right to nominate members for election to the Board in respect of any shares of common stock held thereby upon conversion of any shares of their Series B-1 Preferred, although such nomination rights are subject to similar reductions depending on the percentage of such shares that continue to be held by such purchasers, relative to the number of shares of common stock underlying the shares of Series B-1 Preferred that were issued and sold to such purchasers at the closing of the transactions contemplated by the Securities Purchase Agreement.

The holders of shares of the Series B-2 Preferred, voting as a separate class, will be entitled to elect one member to the Board so long as more than 25% of the number of shares of Series B-2 Preferred originally issued are outstanding. In the event that (i) at the time of our 2010 annual meeting of stockholders there are more than nine members on the Board and (ii) so long as more than 50% of the number of shares of Series B-2 Preferred originally issued are outstanding, the size of the Board will be increased by one additional Board seat and the holders of shares of the Series B-2 Preferred, voting as a separate class, will be entitled to elect one additional member to the Board to fill the seat. The ability to elect any members to the Board by the holders of shares of Series B-2 Preferred will cease once the number of outstanding shares of Series B-2 Preferred is less than 25% of the number of shares of Series B-2 Preferred originally issued. Under the terms of the Securities Purchase Agreement, the Series B Purchasers of the shares of Series B-2 Preferred shall continue to have the right to nominate members for election to the Board in respect of any shares of common stock held thereby upon conversion of any shares of their Series B-2 Preferred, although such nomination rights are subject to similar reductions depending on the percentage of such shares that continue to be held by such purchasers, relative to the number of shares of common stock underlying the shares of Series B-2 Preferred that were issued and sold to such purchasers at the closing of the transactions contemplated by the Securities Purchase Agreement.

Furthermore, if we fail to declare and pay, in full and in cash, dividends on shares of the Series B Preferred for three consecutive quarters, the size of the Board will be increased by one member and the holders of shares of the Series B Preferred, voting together as a single class, will be entitled to elect one additional member to the Board until such time as the dividends are paid in full and in cash.

Because the holders of shares of the Series B Preferred will have the right to designate these members to our Board, they have considerable influence on the composition of our Board and, therefore, the conduct of our business.

We have agreed to give the holders of shares of the Series B Preferred the right to participate in subsequent stock issuances.

We agreed that if we issue and sell any new equity securities after June 16, 2009, subject to certain exceptions, we will give the Series B Purchasers the right to purchase a portion of those new securities so as to permit each of them to maintain their proportional ownership in our stock as long as such purchaser beneficially owns at least 25% of the shares such purchaser originally purchased on June 16, 2009.

The existence of this right may make it more difficult for us to obtain financing from third parties that do not wish to have Series B Purchasers participating in their financing.

The Series B Preferred private placement could adversely affect the market price of our common stock.

Each share of Series B Preferred Stock is convertible into that number of shares of common stock equal to the quotient determined by dividing $115 (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares) by the then applicable conversion price. The initial conversion price of the Series B Preferred is $1.15 per share. Upon such conversion, the Company must pay the Dividend Arrearage, if any, on each share of Series B Preferred, plus an amount per share of Series B Preferred equal to accrued but unpaid dividends not previously added to the liquidation preference from and including the immediately preceding dividend payment date up to, but excluding, the applicable date of conversion, whether or not declared. The holder of a share of Series B Preferred may elect to convert that holder’s share at any time. In addition, after June 16, 2011, we have the right to force conversion of the then outstanding shares of Series B Preferred upon certain conditions being met (as further discussed below under “Description of Transactions”).

Sales in the public market of the shares of common stock acquired upon conversion of shares of the Series B Preferred or exercise of the Advisor Warrant, or the perception that such sales could occur, could adversely affect the prevailing market price of our common stock and impair our ability to raise funds in additional stock financings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 19, 2009, pursuant to the exercise of an outstanding put right that we granted in that certain Common Stock Put and Call Agreement dated as of September 11, 2008 which we entered into in connection with our Financing Agreement, we closed the repurchase of an aggregate of 2,000,000 shares of our outstanding Common Stock from Victory Park Special Situations, L.P. and Victory Park Credit Opportunities, L.P. at a price of $1.50 per share. No other repurchases of outstanding securities were made during the period covered by this report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held on May 8, 2009, the stockholders (i) re-elected our members of the Board of Directors to serve for terms of one year and until their successors are elected and qualified and (ii) ratified the selection of KPMG LLP to serve as the Company’s independent registered public accounting firm for fiscal 2009.

The table below shows the results of the stockholders’ voting:

1.	Re-election of all of the Members of the Board of Directors.

	Total Votes For	Total Votes Against	Abstentions
Steven R. Berrard	32,416,888	6,898,227	853,539
Thomas C. Byrne	34,285,893	4,995,915	886,846
Richard L. Federico	32,337,523	6,977,158	853,972
Lesley H. Howe	34,412,977	4,912,089	843,587
Robert C. Kagle	30,946,559	8,367,381	854,713
Ramon Martin-Busutil	34,979,643	4,305,771	883,239
Brian Swette	35,232,630	4,082,636	853,388
James D. White	38,056,144	1,350,396	762,113

2. Ratification of the selection of KPMG LLP as our independent registered public accounting firm.

	Total Votes For	Total Votes Against	Abstentions
	38,626,748	725,824	816,081

Because both of the proposals presented at the Annual Meeting of Stockholders were routine matters, there were not any broker non-votes.

In connection with the issuance of our Series B Preferred and the rights we granted to the investors in connection therewith, the purchasers of our Series B-1 Preferred, voting as a separate class, were entitled to elect two directors to our board and the purchasers of our Series B-2 Preferred, voting as a separate class, were entitled to elect one director to our board. On June 16, 2009, the holders of our Series B-1 Preferred, by written consent, unanimously voted to elect Andrew R. Heyer and Beth L. Bronner as members of our board of directors. On June 16, 2009, the sole holder of our Series B-2 Preferred, by written consent, unanimously voted to elect Michael Serruya as a member of our board of directors. The elections of these directors was uncontested.

Effective August 12, 2009, Mr. Kagle resigned as a member of our Board of Directors.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Securities Purchase Agreement dated May 31, 2009 between Jamba, Inc. and the purchasers identified therein (including as exhibits the Form of Certificate of Designation, Form of Registration Rights Agreement and of Amendment No. 1 to Rights Plan.	8-K	001-32552	10.1	June 2, 2009

10.2	Certificate of Designation of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock.	8-K	001-32552	3.1	June 16, 2009

10.3	Registration Rights Agreement dated June 16, 2009 between Jamba, Inc., the Investors and North Point.	8-K	001-32552	4.1	June 16, 2009

10.4	Form of Warrant issued to North Point Advisors LLC.	8-K	001-32552	4.2	June 16, 2009

10.5	Amendment No.1 to the Rights Agreement dated June 16, 2009 between Jamba, Inc. and Continental Stock Transfer & Trust Company as Rights Agent	8-K	001-32552	4.3	June 16, 2009

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of August, 2009.

JAMBA, INC.

By:	/s/ JAMES D. WHITE
James D. White
President, Chief Executive Officer and Member of the Board of Directors

By:	/s/ KAREN L. LUEY
Karen L. Luey
Chief Financial Officer and Senior Vice President (Principal Financial Officer and Principal Accounting Officer)