Form 10-Q
period 2009-10-06
JAMBA, INC.
filed 2009-11-12
CIK 1316898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 6, 2009

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

The number of shares of common stock of Jamba, Inc. issued and outstanding as of November 10, 2009 was 52,690,728.

JAMBA, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED OCTOBER 6, 2009

Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JAMBA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)	October 6, 2009	December 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$29,421	$20,822
Restricted cash	1,530	5,059
Receivables, net of allowances of $117 and $416	1,697	4,594
Inventories	3,883	3,435
Prepaid rent	3,165	185
Prepaid and refundable income taxes	636	5,670
Prepaid expenses and other current assets	2,286	1,328

Total current assets	42,618	41,093
Property, fixtures and equipment, net	74,147	95,154
Trademarks and other intangible assets, net	2,099	2,998
Restricted cash	1,190	2,659
Deferred income taxes	353	354
Other long-term assets	2,981	3,462

Total assets	$123,388	$145,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,486	$8,089
Accrued compensation and benefits	7,702	7,667
Workers’ compensation and health insurance reserves	1,181	1,922
Accrued jambacard liability	23,846	30,764
Current portion of capital lease obligations	258	246
Other accrued expenses	10,523	12,074
Derivative liabilities	—	2,098

Total current liabilities	48,996	62,860
Note payable	—	22,829
Long-term capital lease obligations	49	281
Long-term workers’ compensation and health insurance reserves	1,267	2,659
Deferred rent and other long-term liabilities	15,295	16,670

Total liabilities	65,607	105,299

Commitments and contingencies (Note 8)

Series B redeemable preferred stock, $.001 par value, 304,348 shares authorized, issued and outstanding at October 6, 2009. No shares authorized or outstanding at December 30, 2008	30,952	—

Stockholders’ equity:
Common stock, $.001 par value, 150,000,000 shares authorized, 52,690,728 shares issued and outstanding at October 6, 2009 and December 30, 2008, respectively	53	55
Additional paid-in capital	358,108	358,258
Accumulated deficit	(331,332)	(317,892)

Total stockholders’ equity	26,829	40,421

Total liabilities and stockholders’ equity	$123,388	$145,720

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	12 Week Period Ended		40 Week Period Ended
(In thousands, except share and per share amounts)	October 6, 2009	October 7, 2008	October 6, 2009	October 7, 2008
Revenue:
Company stores	$77,493	$84,427	$246,174	$279,371
Franchise and other revenue	1,498	1,652	4,781	5,360

Total revenue	78,991	86,079	250,955	284,731

Costs and operating expenses:
Cost of sales	19,282	22,746	59,798	74,459
Labor	23,612	28,124	80,925	97,542
Occupancy	10,178	10,679	34,072	34,614
Store operating	10,032	10,721	29,681	35,305
Depreciation and amortization	3,943	5,835	14,397	19,331
General and administrative	8,839	12,082	28,747	37,228
Impairment of long-lived assets	532	5,901	11,107	13,198
Trademark impairment	—	—	—	82,600
Other operating	3	1,427	312	6,312

Total costs and operating expenses	76,421	97,515	259,039	400,589

Income (loss) from operations	2,570	(11,436)	(8,084)	(115,858)

Other income (expense):
Gain (loss) from derivative liabilities	—	(520)	1,597	7,610
Interest income	21	69	384	315
Interest expense	(320)	(485)	(6,920)	(703)

Total other (expense) income	(299)	(936)	(4,939)	7,222

Income (loss) before income taxes	2,271	(12,372)	(13,023)	(108,636)
Income tax benefit	495	9	462	647

Net income (loss)	2,766	(12,363)	(12,561)	(107,989)

Preferred stock dividends	(653)	—	(879)	—

Net income available (loss attributable) to common stockholders	$2,113	$(12,363)	$(13,440)	$(107,989)

Weighted-average shares used in the computation of earnings (loss) per share:
Basic	52,690,728	53,251,591	53,912,157	52,821,493
Diluted	83,775,099	53,251,591	53,912,157	52,821,493
Earnings (loss) per share:
Basic	$0.04	$(0.23)	$(0.25)	$(2.04)
Diluted	$0.04	$(0.23)	$(0.25)	$(2.04)

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	40 Week Period Ended
(In thousands)	October 6, 2009	October 7, 2008
Cash provided by operating activities:
Net loss	$(13,440)	$(107,989)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	14,397	19,331
Trademark impairment	—	82,600
Impairment of long-lived assets	11,107	13,198
Store lease termination, closure costs and disposals	874	3,760
Share-based compensation	1,231	3,896
Jambacard breakage income and amortization, net	(1,949)	(919)
Bad debt and inventory reserves	(199)	65
Deferred rent	854	3,336
Deferred income taxes	—	(695)
Equity (gain) loss from joint ventures	(18)	233
Gain from derivative liabilities	(1,597)	(7,610)
Write-off of prepaid loan fees and loan discount	2,865	—
Other	1,074	—
Changes in operating assets and liabilities:
Receivables	2,827	3,459
Inventories	(241)	(457)
Prepaid rent	(2,980)	251
Prepaid and refundable income taxes	5,034	(318)
Prepaid expenses and other current assets	533	644
Restricted cash	1,998	518
Other long-term assets	18	99
Accounts payable	(2,526)	(416)
Accrued compensation and benefits	35	1,442
Workers’ compensation and health insurance reserves	(2,133)	453
Accrued jambacard liability	(4,969)	(3,739)
Other accrued expenses	(1,201)	259
Other long-term liabilities	(1,863)	—

Cash provided by operating activities	9,731	11,401

Cash provided by (used in) investing activities:
Capital expenditures	(8,494)	(26,240)
Proceeds from sale of stores	1,050	—
Investment in joint ventures	—	(25)
Decrease in restricted cash	3,000	—

Cash used in investing activities	(4,444)	(26,265)

Cash provided by (used in) financing activities:
Proceeds from issuance of redeemable preferred stock	34,115	—
Payments of costs for issuance of redeemable preferred stock	(1,884)	—
Payments on debt facility	(25,000)	(588)
Payment on exercise of put agreement	(3,000)	—
Preferred dividends paid	(700)	—
Payment on capital leases and notes	(219)	(671)
Borrowings on debt facility	—	22,588
Payment of debt issuance costs	—	(1,227)

Cash provided by financing activities	3,312	20,102

Net increase in cash and cash equivalents	8,599	5,238
Cash and cash equivalents at beginning of period	20,822	23,016

Cash and cash equivalents at end of period	$29,421	$28,254

Supplemental cash flow information:
Cash paid for interest	$2,789	$406
Income taxes paid	14	58
Note receivable from sale of stores	1,100	—
Non-cash financing activities:
Beneficial conversion feature of redeemable preferred stock	885	—
Warrants issued in conjunction with issuance of redeemable preferred stock	230	—

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Jamba, Inc., a Delaware corporation, and its wholly-owned subsidiary, Jamba Juice Company (the “Company”), is a leading restaurant retailer of better-for-you food and beverage offerings, including great tasting fruit smoothies, juices and teas, hot oatmeal made with organic steel cut oats, wraps, salads, sandwiches and California Flatbreads™ and a variety of baked goods and snacks. As of October 6, 2009, there were 742 locations consisting of 488 company-owned and operated stores (“Company Stores”) and 254 franchise stores (“Franchise Stores”).

Unaudited Interim Financial Information—The condensed consolidated balance sheet as of October 6, 2009 and the condensed consolidated statements of operations and cash flows for each of the 12 week and 40 week periods ended October 6, 2009 and October 7, 2008 have been prepared by the Company, without audit, and have been prepared on the same basis as the Company’s audited consolidated financial statements. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position as of October 6, 2009 and the results of operations and cash flows for the 12 week and 40 week periods ended October 6, 2009 and October 7, 2008. The condensed consolidated balance sheet as of December 30, 2008 has been derived from the Company’s audited consolidated financial statements. Operating results for the 12 week and 40 week period ended October 6, 2009 are not necessarily indicative of the results that may be expected for the year ending December 29, 2009. The Company reports its results of operations on a 52-week or 53-week fiscal year, which is comprised of thirteen 4-week periods or twelve 4-week periods and one 5-week period. The first fiscal quarter is sixteen weeks, the second and third fiscal quarters each are twelve weeks, and the fourth quarter is twelve or thirteen weeks.

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

Reclassifications—Certain amounts have been reclassified on the condensed consolidated statements of operations to conform to the fiscal 2009 presentation. Lease termination and store closure costs of $2.9 million for the 40 week period ended October 7, 2008 and recorded as store lease termination and closure costs are now included in other operating expenses on the consolidated statements of operations.

Comprehensive Income (Loss)—Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments from owners and distributions to owners. Comprehensive income (loss) equals net income (loss) for all periods presented.

Earnings (Loss) Per Share—Earning (loss) per share is computed in accordance with SFAS No. 128, Earnings per Share (now codified in Accounting Standards Codification (“ASC”) 260). Basic earnings (loss) per share is computed based on the weighted-average of common shares outstanding during the period. Diluted earnings (loss) per share is computed based on the weighted-average number of common shares and potentially dilutive securities, which includes outstanding warrants and outstanding options and restricted stock awards granted under the Company’s stock option plans. Anti-dilutive shares of 3.3 million and 21.5 million have been excluded from the calculation of diluted weighted-average shares outstanding in the 12 week periods ended October 6, 2009 and October 7, 2008, respectively. Anti-dilutive shares of 16.3 million and 21.8 million have been excluded from the calculation of diluted weighted-average shares outstanding in the 40 week periods ended October 6, 2009 and October 7, 2008, respectively.

JAMBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The number of incremental shares from the assumed exercise of warrants and options was calculated by applying the treasury stock method. The “if converted” method was used for the conversion of preferred stock. A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations is as follows (in thousands, except shares):

	12 Week Period Ended		40 Week Period Ended
	October 6, 2009	October 7, 2008	October 6, 2009	October 7, 2008
Income available (loss attributable) to common stockholders	2,113	(12,363)	(13,440)	(107,989)
(numerator for basic earnings per share)
Accretion of interest and dividend of convertible stock	839	—	—	—

Adjusted income available to common stockholders (numerator for diluted earnings per share)	2,952	(12,363)	(13,440)	(107,989)

Basic weighted-average shares outstanding	52,690,728	53,251,591	53,912,157	52,821,493
Incremental shares from assumed exercise of warrants, options and conversion of Series B Preferred Stock	31,084,371	—	—	—

Diluted weighted-average shares outstanding	83,775,099	53,251,291	53,912,157	52,821,493

Restricted Cash—The Company held $2.7 million in restricted cash at October 6, 2009, of which $1.5 million was classified as a current asset and $1.2 million was classified as a long-term asset. This restricted cash is held in the form of certificates of deposit to collateralize the Company’s letters of credit. The Company held $7.7 million in restricted cash at December 30, 2008, of which $5.0 million was classified as a current asset and $2.7 million was classified as a long-term asset. The $7.7 million in restricted cash represented certificates of deposit to collateralize the Company’s letters of credit and also included $3.0 million related to the Company’s financing agreement (see Note 4).

Recent Accounting Pronouncements

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the SEC, have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended October 6, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended October 6, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events

(Included in ASC 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

ASC 855 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. ASC 855 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. ASC 855 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s consolidated financial statements. The Company evaluated for subsequent events through November 12, 2009, the issuance date of the Company’s financial statements.

JAMBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles—Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

ASC 350 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. ASC 350 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of ASC 350 did not impact the Company’s consolidated financial statements.

Consolidation of Variable Interest Entities—Amended

(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

ASC 810 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. ASC 810 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt ASC 810 in fiscal 2010 and does not anticipate any material impact on the Company’s consolidated financial statements.

2. ASSETS HELD FOR SALE

Assets held for sale consists of Company Stores that the Company expects to refranchise. Such assets are recorded at the lower of the carrying amount or fair values. Assets are no longer depreciated once classified as held for sale. Assets held for sale at October 6, 2009 include $1.5 million of property, fixtures and equipment and are included in prepaid expenses and other current assets on the Company’s balance sheet.

3. STOCK OPTIONS

The Company maintains three share-based compensation plans (collectively, the “Plans”). The Company’s 2006 Employee, Director and Consultant Stock Plan (the “2006 Plan”) was approved by the Company’s stockholders on November 28, 2006, and provides for the granting of up to five million shares of common stock in the form of nonqualified and incentive stock options, stock grants or other share-based awards to employees, nonemployee directors and consultants. In connection with the merger of Jamba, Inc. with Jamba Juice Company on November 28, 2006, the Company assumed the outstanding options under the Jamba Juice Company 1994 Stock Incentive Plan (the “1994 Plan”) and the Jamba Juice Company 2001 Equity Incentive Plan (the “2001 Plan”), both of which provided for the granting of nonqualified and incentive stock options to employees, nonemployee directors and consultants. No additional grants are available under the 2001 Plan and the 1994 Plan. As of October 6, 2009, there remained 1,629,823 shares available for grant under the Company’s 2006 Plan. In December 2008, the Company also granted an option covering an aggregate of 1,500,000 shares of common stock options under an inducement grant made outside of the Company’s existing equity plans. A summary of option activity under the Plans as of October 6, 2009, and changes during the 40 week period then ended is presented below:

	Number of Options	Weighted-Average Exercise Price
	(in thousands)	(per share)
Options outstanding at December 30, 2008	5,069	$3.68
Options granted	730	0.58
Options exercised	—	—
Options cancelled	(836)	5.32

Options outstanding at October 6, 2009	4,963	$2.95

Options vested or expected to vest at October 6, 2009	3,372	$3.60

Options exercisable at October 6, 2009	1,793	$4.86

JAMBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Share-based compensation expense, which is included in general and administrative expense, was $0.3 million and $2.2 million for the 12 week periods ended October 6, 2009 and October 7, 2008, respectively. Share-based compensation expense was $1.2 million and $3.9 million for the 40 week periods ended October 6, 2009 and October 7, 2008, respectively. There was no income tax benefit related to share-based compensation expense during the 12 and 40 week periods ended October 6, 2009 and October 7, 2008.

The following are the weighted-average assumptions used to value option grants for the 12 and 40 week periods ended October 6, 2009, and October 7, 2008:

	12 Week Period Ended		40 Week Period Ended
	October 6, 2009	October 7, 2008	October 6, 2009	October 7, 2008
Weighted-average risk-free interest rate	2.48%	2.95%	1.88%	2.98%
Expected life of options (years)	5.00	5.00	5.00	5.00
Expected stock volatility	59.0%	47.7%	56.7%	47.4%
Expected dividend yield	0%	0%	0%	0%

The estimated fair value per share of stock options granted during the 12 week periods ended October 6, 2009 and October 7, 2008, was $0.56 and $0.59, respectively. The estimated fair value per share of stock options granted during the 40 week periods ended October 6, 2009 and October 7, 2008, was $0.32 and $0.62, respectively.

4. DERIVATIVE INSTRUMENTS

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

In November 2006, the Company assumed 304,581 outstanding warrants in connection with the acquisition of Jamba Juice Company, of which 283,966 warrants remain outstanding as of October 6, 2009 and expire on various dates from December 29, 2010 through December 14, 2011.

Put and Call Rights

Pursuant to the Company’s financing agreement dated September 11, 2008 (see Note 9), the Company issued to Victory Park Management LLC, as agent, and its affiliated funds as lenders, (the “Lenders”) two million shares of its common stock (the “Shares”) with certain registration rights, and entered into a Common Stock Put and Call Agreement with the Lenders (the “Put and Call Agreement”). The put right was exercised by the Lenders and on June 19, 2009 the Company repurchased these Shares with $3.0 million paid from its restricted cash. These Shares were retired on July 20, 2009.

JAMBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company had no derivative financial instruments in asset positions as of October 6, 2009 or December 30, 2008. See Note 5 for discussion of the methods used to determine fair value of the derivative financial instruments.

The effect of derivative instruments on the consolidated statements of operations is as follows (in thousands):

	12 Week Period Ended		40 Week Period Ended
	October 6, 2009	October 7, 2008	October 6, 2009	October 7, 2008
Gain (loss) from derivative liabilities	$—	$(520)	$1,597	$7,610

5. FAIR VALUE MEASUREMENT

The following table presents the financial assets and liabilities that were accounted for at fair value on a recurring basis as of October 6, 2009 (in thousands):

	Fair Value Measurements Using
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Cash invested in money market fund(1)	$2,916	$—	$—

(1)	Included in cash and cash equivalents on the consolidated balance sheet.

For assets that are measured using quoted prices in active markets, fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. As of October 6, 2009, we had $2.9 million of cash invested in money market funds and active exchange funds.

The Company reviews its non-financial assets for impairment at least on an annual basis or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses represented the excess of the carrying value over the fair value of the affected assets and are included in “Impairment of long-lived assets.” The fair values of impaired assets were estimated based upon the present values of the anticipated cash flows associated with each related asset.

For more information on our impairment analysis, please refer to the discussion under “Business and Significant Accounting Policies—Impairment of Long-Lived Assets” included within Note 1 in the Notes to the Financial Statements of Jamba, Inc. in our Annual Report on Form 10-K for the year ended December 30, 2008.

6. ASSET IMPAIRMENT, STORE LEASE TERMINATION AND CLOSURE COSTS AND WORKFORCE REDUCTION

Impairment of long-lived assets

The Company reviews its entire store portfolio on a regular basis. Long-lived assets are reviewed for impairment when indicators of impairment are present. Expected future cash flows associated with an asset, in addition to other quantitative and qualitative analyses, including certain assumptions about expected future operating performance and changes in economic conditions are the key factors in determining undiscounted future cash flows. If the sum of the undiscounted cash flows is less than the carrying value of the asset, an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset is recognized. The Company recorded impairment charges of $0.5 million and $5.9 million for the 12 week period ended October 6, 2009 and October 7, 2008, respectively. Impairment charges of $11.1 million and $13.2 million were recorded for the 40 week period ended October 6, 2009 and October 7, 2008, respectively.

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

JAMBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

	12 Week Period Ended		40 Week Period Ended
(In thousands)	October 6, 2009	October 7, 2008	October 6, 2009	October 7, 2008
Store lease termination and closure costs	$266	$—	$592	$1,516
Severance	124	1,162	233	1,720

Total store lease termination, closure costs and severance	$390	$1,162	$825	$3,236

A reconciliation of the beginning and ending store lease termination, closure and severance accrual is as follows:

	12 Week Period Ended		40 Week Period Ended
(In thousands)	October 6, 2009	October 7, 2008	October 6, 2009	October 7, 2008
Balance, beginning of period	$3,073	$1,820	$5,664	$—
Store lease termination and closure accruals and adjustments	266	—	592	1,516
Severance accruals	124	1,162	233	1,720
Lease termination and severance payments	(745)	(765)	(3,771)	(1,019)

Balance, end of period	$2,718	$2,217	$2,718	$2,217

7. INCOME TAXES

A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has concluded that it is not more likely than not that the deferred tax assets related to depreciation, tax goodwill, jambacards, accrued expenses and net operating losses will be realized and a full valuation allowance has been maintained against the Company’s net deferred tax assets.

During the 40 week period ended October 6, 2009, stock options related to certain former employees were cancelled. Once the requisite service has been provided, the prior book expense is not reversed. However, because a tax deduction will no longer be realized, there is no longer a temporary difference. The deferred income tax asset and related valuation allowance to these stock options at December 30, 2008 were adjusted during the 40 week period ended October 6, 2009.

The Company has recorded a tax benefit for the 12 week period ended October 6, 2009. The Company’s effective tax rate was (21.8)% and (3.5)% respectively for the 12 and 40 week period ended October 6, 2009. The effective tax rate is affected by pretax income or loss, a change in the valuation allowance related to deductible temporary differences originating during the current year and the reversal of previously unrecognized tax benefits. During the 12 week period ended October 6, 2009, approximately $0.5 million of previously unrecognized tax benefits were reversed due to the expiration of the statute of limitations.

As of October 6, 2009, there have been no material changes to the Company’s uncertain tax positions disclosure under FIN 48 as provided in Note 11 in the Notes to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 30, 2008. As of October 6, 2009 approximately $0.5 million of previously unrecognized tax benefits have been reversed due to the expiration of the statute of limitations.

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

9. NOTE PAYABLE

        On September 11, 2008, the Company entered into a financing agreement with Victory Park Management, LLC, as agent, and its affiliated funds as lenders whereby the Lenders purchased $25 million two-year senior secured term notes from the Company (“Senior Notes”). The Senior Notes were repaid in full on June 16, 2009. During the 40 week period ended October 6, 2009, the Company recorded $3.7 million in interest expense, relating to prepayment penalties and deferred loan costs for the Senior Note.

JAMBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

10. REDEEMABLE PREFERRED STOCK

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

The shares of Preferred Stock are convertible at the election of the holders, at any time, into shares of Common Stock at an initial conversion price of $1.15 per share. The conversion price for the Preferred Stock is subject to customary anti-dilution adjustments for stock splits, dividends and the like. After a two year period from the original date of issuance, the Company will have the right to require that the shares of Preferred Stock be converted into shares of Common Stock if (i) the Common Stock trading volume averages 150,000 shares per trading day over a 30 trading day period and (ii) the daily volume weighted average price per share of the Common Stock exceeds the product of 2.5 times the then-applicable conversion price for any 20 of the preceding 30 trading days at any time these conditions continue to be satisfied and for a period of 10 trading days thereafter. Upon exercise of this right, the Preferred Stock will be converted at the then applicable conversion rate and the Company will be obligated to pay any then-existing dividend arrearages in cash.

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

JAMBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

11. SUBSEQUENT EVENTS

The Company completed the sale of eight of its Company Stores in central and southern California to a franchisee on October 28, 2009 and expects to recognize a gain from this sale in the fourth quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions). Forward-looking statements include, but are not limited to, statements concerning projected new store openings or refranchising transactions, 2009 revenue growth rates, global sourcing, distribution strategies and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive conditions. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2008 and in our Quarterly Report on Form 10-Q for the period ended July 14, 2009.

JAMBA, INC. OVERVIEW

Jamba, Inc. (“we”, “us”, “our” or the “Company”), a Delaware corporation, and its wholly owned subsidiary, Jamba Juice Company is a leading restaurant retailer of better-for-you food and beverage offerings, including great tasting fruit smoothies, juices and teas, hot oatmeal made with organic steel cut oats, wraps, salads, sandwiches and California Flatbreads™ and a variety of baked goods and snacks. As of October 6, 2009, there were 742 locations consisting of 488 company owned and operated stores (“Company Stores”) and 254 franchise stores (“Franchise Stores”). Jamba Juice Company began operations in 1990.

EXECUTIVE OVERVIEW

2009 Third Fiscal Quarter—In Review

In the third quarter of fiscal 2009, we continued to execute on our strategic initiatives. These efforts focused on five key initiatives: building a customer first “operationally focused” service culture; building retail food capability across all four day parts (breakfast, lunch, afternoon and dinner); accelerating the development of franchise and non-traditional stores; building a licensing growth platform; and continuing to implement a disciplined expense reduction plan.

Some of the most significant events that occurred during the third quarter of fiscal 2009 in furtherance of our business and in each of these areas include:

•

Building on the successful launch of food in California, we continued to expand our retail food capability, with the introduction of California Flatbreads or our complete food offering including wraps, salads, sandwiches and California Flatbreads as well as our Fruit Tea Infusion™ beverages in a total of 82 additional retail locations across our New York City, Chicago, Seattle and Hawaii (which is 100% franchised) markets in the second phase of a system-wide rollout. This food offering seeks to satisfy consumer demand for great tasting, high quality, better-for-you, grab-and-go food in furtherance of a healthy lifestyle. As a result, we now offer grab-n-go food and/or California Flatbreads in 377 retail locations and have expanded the sale of oatmeal to over 600 locations. Like all of the Jamba products, these products contain no artificial flavors, 0g trans fat, no artificial preservatives and no high fructose corn syrup.

•

We opened ten new Franchise Stores and, in the process, achieved the opening of our thirtieth college campus location which further supported our strategy of growth through a focus on franchise and non-traditional store development. We also continued to develop our traditional store growth plan for 2010.

•

In furtherance of our refranchising and franchise growth strategies, we also obtained registration with the Small Business Administration, or SBA. Registration with the SBA includes having Jamba Juice included in a list of businesses whose franchisees can receive expedited loan processing when applying for financial assistance from the SBA. We expect that this registration will help facilitate and in some cases expedite our franchise growth and refranchising initiatives, which is helpful in light of the current challenging credit market and economy.

•	We entered into an agreement with Costco Wholesale, or Costco, under which it will sell our jambacards to its members at a discounted rate, with a goal of driving additional traffic into our stores.

•

Following negotiations during the quarter, we signed a license agreement with Headline Entertainment for the sale of Jamba-branded apparel and a license agreement with Johnvince Foods for the sale of Jamba-branded trail mix. These licenses supplement the previously reported license agreements we have with Nestlé for ready-to-drink beverages, Oregon Ice Cream for frozen novelties, The Inventure Group for frozen smoothie kits and Think Wow Toys for a Jamba-branded blender for children. We believe these current licenses will provide a good foundation for a consumer products retail licensing program as we continue to seek complementary consumer product categories to license.

•

We continue to track to plan in our cost reduction initiatives targeting $25 million in aggregate annual Company Store-level cost savings for fiscal 2009. The primary cost reductions were in the areas of costs of sales and labor. We also continued to manage general and administrative expenses within our targets for the year as we continue to optimize our organizational structure and orient our internal infrastructure to support a more heavily franchise-focused business.

•	We launched our Fall Feel Good Campaign which is a multi-faceted comprehensive marketing campaign aimed at driving traffic, trial and awareness of the Jamba brand and products.

Despite the many accomplishments and successes we experienced during the third quarter in furtherance of our strategic initiatives, we believe the current recession continues to have a negative impact on our revenue, which is impacted by consumer confidence and discretionary spending. Despite these economic pressures, however, we have seen less pronounced declines in comparable store sales which was (5.3)% for the third fiscal quarter compared to a (13.7)% decline in our second fiscal quarter. While working to continue to improve comparable store sales and increase average ticket, we also have been diligently managing our costs. Although the economic environment continues to be unpredictable, we believe that these efforts, together with the continued execution of our strategic initiatives, will improve the Company’s performance and better position the Company for long-term success with a sustainable business model.

RESULTS OF OPERATIONS—12 WEEK PERIOD ENDED OCTOBER 6, 2009 AS COMPARED TO 12 WEEK

PERIOD ENDED OCTOBER 7, 2008 (UNAUDITED)

	12 Week Period Ended
(In thousands)	October 6, 2009	% (1)	October 7, 2008	% (1)
Revenue:
Company stores	$77,493	98.1%	$84,427	98.1%
Franchise and other revenue	1,498	1.9%	1,652	1.9%

Total revenue	78,991	100.0%	86,079	100.0%

Costs and operating expenses:
Cost of sales	19,282	24.9%	22,746	26.9%
Labor	23,612	30.5%	28,124	33.3%
Occupancy	10,178	13.1%	10,679	12.6%
Store operating	10,032	12.9%	10,721	12.7%
Depreciation and amortization	3,943	5.0%	5,835	6.8%
General and administrative	8,839	11.2%	12,082	14.0%
Impairment of long-lived assets	532	0.7%	5,901	6.9%
Other operating	3	0.0%	1,427	1.7%

Total costs and operating expenses	76,421	96.7%	97,515	113.3%

Income (loss) from operations	2,570	3.3%	(11,436)	(13.3)%

Other income (expense):
Loss from derivative liabilities	—	0.0%	(520)	(0.6)%
Interest income	21	0.0%	69	0.1%
Interest expense	(320)	(0.4)%	(485)	(0.6)%

Total other (expense)	(299)	(0.4)%	(936)	(1.1)%

Income (loss) before income taxes	2,271	2.9%	(12,372)	(14.4)%
Income tax benefit	495	0.6%	9	0.0%

Net income (loss)	2,766	3.5%	(12,363)	(14.4)%

Preferred stock dividends	(653)	(0.8)%	—	0.0%

Net income available (loss attributable) to common stockholders	$2,113	2.7%	$(12,363)	(14.4)%

(1)	Cost of sales, labor, occupancy and store operating percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue.

Revenue

(in 000’s)

	12 Week Period Ended October 6, 2009	% of Total Revenue	12 Week Period Ended October 7, 2008	% of Total Revenue
Revenue:
Company stores	$77,493	98.1%	$84,427	98.1%
Franchise and other revenue	1,498	1.9%	1,652	1.9%

Total revenue	$78,991	100.0%	$86,079	100.0%

Total revenue decreased 8.2% to $79.0 million for the 12 week period ended October 6, 2009 compared to $86.1 million for the 12 week period ended October 7, 2008. The $7.1 million decrease in total revenue was attributable to a $6.9 million decrease in Company Store revenue and a $0.2 million decrease in franchise and other revenue.

The decrease in Company Store revenue was primarily attributable to a decrease in Company Store comparable sales of 5.3% for the 12 week period ended October 6, 2009 and was also affected by a net decrease of 32 Company Stores operating since the prior year period, which includes opening one new Company Store, acquiring 13 stores from a franchisee, closing 27 stores and refranchising 19 stores in connection with our refranchising initiative. The number of Company Stores decreased from 520 stores as of October 7, 2008 to 488 stores as of October 6, 2009. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least 13 full fiscal periods.

The decrease in franchise and other revenue is primarily due to lower comparable franchise store sales and fewer franchise store openings in the third fiscal quarter of 2009 compared to the third quarter of fiscal 2008, resulting in lower franchise fees earned. These decreases were partially offset by an increase in franchise revenue resulting from a net increase of 25 franchise stores since the prior year period. The number of franchise stores as of October 6, 2009 was 254 as compared to 229 stores as of October 7, 2008.

Cost of sales

(in 000’s)

	12 Week Period Ended October 6, 2009	% of Company Store Revenue	12 Week Period Ended October 7, 2008	% of Company Store Revenue
Cost of sales	$19,282	24.9%	$22,746	26.9%

Cost of sales is mostly comprised of fruit, dairy and other products used to make smoothies, as well as prepared food and paper products. Cost of sales decreased $3.4 million or 15.2% to $19.3 million for the 12 week period ended October 6, 2009 compared to $22.7 million for the prior year period. The decrease in cost of sales was primarily attributable to a net decrease of 32 Company Stores since the prior year period, cost savings initiatives implemented during late fiscal 2008 and a decrease in Company Store comparable sales, partially offset by increases resulting from our food offering. The decrease as a percentage of Company Store revenue to 24.9% in the third quarter of fiscal 2009 compared to 26.9% in the prior year period was primarily attributable to cost savings initiatives implemented during late fiscal 2008, a shift in product mix and reductions in waste through our food cost system, partially offset by increases related to products offered in our food offering.

Labor

(in 000’s)

	12 Week Period Ended October 6, 2009	% of Company Store Revenue	12 Week Period Ended October 7, 2008	% of Company Store Revenue
Labor	$23,612	30.5%	$28,124	33.3%

Labor costs, which include store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits decreased $4.5 million or 16.0% to $23.6 million for the 12 week period ended October 6, 2009 compared to $28.1 million for the prior year period. The $4.5 million decrease was primarily attributable to optimization of our labor scheduling leading to more efficient labor management, a net decrease of 32 Company Stores since the prior year period and lower staffing in stores due to a decrease in Company Store comparable sales. Labor costs as a percentage of Company Store revenue decreased to 30.5% in the third quarter of fiscal 2009 compared to 33.3% in the prior year period due primarily to optimization of labor scheduling leading to more efficient labor management partially offset by a decrease in Company Store comparable sales in the third quarter of fiscal 2009.

Occupancy

(in 000’s)

	12 Week Period Ended October 6, 2009	% of Company Store Revenue	12 Week Period Ended October 7, 2008	% of Company Store Revenue
Rent	$7,848		$8,473
Common area maintenance, property taxes, licenses and insurance	2,330		2,206

Total occupancy	$10,178	13.1%	$10,679	12.6%

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes and property insurance for all Company Store locations. Occupancy costs decreased $0.5 million or 4.7% to $10.2 million for the 12 week period ended October 6, 2009 compared to $10.7 million for the prior year period. Rent decreased $0.6 million due primarily to a net decrease of 32 Company Stores operating since the prior year period and benefits from rent reductions we received from certain landlords. The increase in common area maintenance fees, property taxes and insurance was primarily attributable to increased real estate taxes, partially offset by a net decrease of 32 Company Stores since the prior year period. As a percentage of Company Store revenue, occupancy costs increased to 13.1% in the third quarter of fiscal 2009 compared to 12.6% in the prior year period. This increase as a percentage of Company Store revenue was primarily due to deleverage resulting from a decrease in Company Store comparable sales.

Store operating

(in 000’s)

	12 Week Period Ended October 6, 2009	% of Company Store Revenue	12 Week Period Ended October 7, 2008	% of Company Store Revenue
Utilities	$2,996		$3,183
Marketing	1,878		2,161
Repairs and maintenance	1,379		1,362
Credit card fees	923		844
Other	2,856		3,171

Total store operating	$10,032	12.9%	$10,721	12.7%

Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other. Store operating expenses decreased $0.7 million or 6.4% to $10.0 million for the 12 week period ended October 6, 2009 compared to $10.7 million for the prior year period. This decrease was primarily attributable to a $0.3 million decrease in marketing expenses, $0.2 million decrease in utilities due to a net decrease of 32 Company Stores since the prior year period and $0.3 million net decrease from other store operating expenses such as office supplies expense, printing expenses and contract services as a result of our cost savings initiatives, partially offset by increased donations. As a percentage of Company Store revenue, store operating expenses increased to 12.9% for the third quarter of fiscal 2009 compared to 12.7% in the prior year period. This increase as a percentage of Company Store revenue was primarily attributable to deleverage resulting from a decrease in Company Store comparable sales, partially offset by the net effect of reduced expenditures.

Depreciation and amortization

(in 000’s)

	12 Week Period Ended October 6, 2009	% of Total Revenue	12 Week Period Ended October 7, 2008	% of Total Revenue
Depreciation and amortization	$3,943	5.0%	$5,835	6.8%

Depreciation and amortization expenses include the depreciation and amortization of fixed assets and the amortization of intangible assets. Depreciation and amortization decreased $1.9 million or 32.4% to $3.9 million for the 12 week period ended October 6, 2009 compared to $5.8 million for the prior year period. The $1.9 million decrease is primarily attributable to a net decrease of 32 Company Stores since the prior year period and impairment charges for certain stores previously taken in fiscal 2008 and to date through fiscal 2009. As a percentage of total revenue, depreciation and amortization decreased to 5.0% for the third quarter of fiscal 2009 compared to 6.8% in the prior year period. The decrease in depreciation and amortization as a percentage of revenue is primarily attributable to impairment charges previously taken for certain stores in fiscal 2008 and to date through fiscal 2009, partially offset by deleverage resulting from a decrease in Company Store comparable sales.

General and administrative

(in 000’s)

	12 Week Period Ended October 6, 2009	% of Total Revenue	12 Week Period Ended October 7, 2008	% of Total Revenue
Wages and payroll related	$5,253		$6,353
Outside and contract services	1,058		632
Travel and travel-related	690		717
Accounting and legal fees	499		925
Share-based compensation	334		2,151
Other	1,005		1,304

Total general and administrative	$8,839	11.2%	$12,082	14.0%

General and administrative (“G&A”) expenses include costs associated with our corporate support center, field supervision, bonuses, outside and contract services, travel and travel-related expenses, legal and accounting fees, share-based compensation and other. G&A expenses decreased $3.3 million or 26.8% to $8.8 million for the 12 week period ended October 6, 2009 compared to $12.1 million for the prior year period. The $3.3 million decrease was primarily attributable to a $1.9 million reduction in share based compensation, resulting primarily from $2.2 million in share based compensation recorded in the prior year quarter for the acceleration of certain stock options and equity awards granted to a former executive officer of the Company. Also contributing to the $3.3 million decrease in G&A expenses was a $1.1 million reduction of wage and payroll related expenses, resulting from $1.2 million in severance costs related to workforce reductions recorded in the prior year period and headcount reductions implemented during fiscal 2008. Additional contributing factors include a reduction in accounting and legal fees and a reduction in other G&A expenses, partially offset by an increase in outside and contract services related to certain management initiatives. As a percentage of total revenue, G&A expenses decreased to 11.2% for the third quarter of fiscal 2009 compared to 14.0% for the prior year period. This decrease was primarily attributable to decreases in share-based compensation, wages and payroll related expenses, travel and travel-related expenses and accounting and legal fees which were partially offset by increases in outside and contract services and deleverage resulting from a decrease in Company Store comparable sales.

Impairment of long-lived assets

(in 000’s)

	12 Week Period Ended October 6, 2009	% of Total Revenue	12 Week Period Ended October 7, 2008	% of Total Revenue
Impairment of long-lived assets	$532	0.7%	$5,901	6.9%

Long-lived assets are reviewed for impairment when indicators of impairment are present. Expected future cash flows associated with an asset, in addition to other quantitative and qualitative analyses, including certain assumptions about expected future operating performance and changes in economic conditions are the key factors in determining undiscounted future cash flows. If the sum of the undiscounted cash flows is less than the carrying value of the asset, we recognize an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset.

We recorded long-lived asset impairment expense of $0.5 million for the 12 week period ended October 6, 2009 compared to $5.9 million for the prior year period. As a percentage of total revenue, impairment of long-lived assets decreased to 0.7% for the 12 week period ended October 6, 2009, compared to 6.9% for the prior year period. Impairment charge for the 12 week period ended October 6, 2009 reflects the underperformance of fewer stores as compared to the prior year period.

Other operating

(in 000’s)

	12 Week Period Ended October 6, 2009	% of Total Revenue	12 Week Period Ended October 7, 2008	% of Total Revenue
Other operating	$3	0.0%	$1,427	1.7%

Other operating expenses consist primarily of store closure and lease termination costs, pre-opening expense, losses on disposals, amortization of jambacard™ liability and income from jambacard breakage. Other operating expenses decreased $1.4 million to $3,000 for the 12 week period ended October 6, 2009 compared to $1.4 million for the prior year period. As a percentage of total revenue, other operating expenses were 0.0% for the third quarter of fiscal 2009 as compared to 1.7% in the prior year period. This $1.4 million decrease and decrease as a percentage of total revenue is primarily attributable to the $1.0 million expense incurred in the prior year quarter resulting from the write-off of loan origination fees and early termination fee with the lender of our previous credit facility and a $0.6 million decrease in loss on disposals.

Loss from derivative liabilities

(in 000’s)

	12 Week Period Ended October 6, 2009	% of Total Revenue	12 Week Period Ended October 7, 2008	% of Total Revenue
Loss from derivative liabilities	$—	0.0%	$(520)	(0.6)%

Loss from derivative liabilities decreased $0.5 million for the 12 week period ended October 6, 2009 compared to a loss of $0.5 million for the prior year period. No gain or loss from derivative liabilities was recorded as the warrants that were classified as derivative liabilities have expired and no gain or loss was recorded for the change in the fair value of our Put and Call Rights because it was exercised during the second fiscal quarter. For more information on our warrants and Put and Call Rights, please refer to the discussion under “Business and Significant Accounting Policies Warrants and Derivative Instruments” included within Note 1 in the Notes to the Financial Statements of Jamba, Inc. in our Annual Report on Form 10-K for the year ended December 30, 2008.

Interest income

(in 000’s)

	12 Week Period Ended October 6, 2009	% of Total Revenue	12 Week Period Ended October 7, 2008	% of Total Revenue
Interest income	$21	0.0%	$69	0.1%

Interest income for the 12 week period ended October 6, 2009 decreased to $21,000 compared to $69,000 from the prior year period due primarily to decreases in interest rates, partially offset by higher average cash balances in our interest bearing accounts.

Interest expense

(in 000’s)

	12 Week Period Ended October 6, 2009	% of Total Revenue	12 Week Period Ended October 7, 2008	% of Total Revenue
Interest expense	$320	0.4%	$485	0.6%

Interest expense for the 12 week period ended October 6, 2009 decreased to $0.3 million compared to $0.5 million for the prior year period. As a percentage of total revenue, interest expense decreased to 0.4% for the 12 week period ended October 6, 2009 compared to 0.6% for the prior year period. This $0.2 million decrease and decrease as a percentage of revenue was primarily attributable to interest and fees resulting from our former credit facility recorded in the prior year period, partially offset by accretion of transaction costs resulting from the issuance of our redeemable preferred equity.

Income tax benefit

The Company has recorded a tax benefit for the 12 week period ended October 6, 2009. The Company’s effective tax rate was (21.8)% for the 12 week period ended October 6, 2009. The effective tax rate is affected by pretax income or loss, a change in the valuation allowance related to deductible temporary differences originating during the current year and the recording of previously unrecognized tax benefits. During the 12 week period ended October 6, 2009 approximately $0.5 million of previously unrecognized tax benefits were recorded due to the expiration of the statute of limitations.

Our effective income tax rate was (0.1)% for the 12 week period ended October 7, 2008. Our prior year tax rate was affected by a number of factors, including pretax loss, a change in the valuation allowance related to deductible temporary differences originating during the current year and the intangible asset impairment. The unrealized change in fair value recorded for our derivative liability of $0.5 million is not included in income for tax purposes.

Excluding the unrealized change in the fair value of the derivative liability, the valuation allowance established related to deferred tax assets at January 1, 2008, and the impairment of the trademark, the annual effective tax (benefit) rate was 0.0%.

RESULTS OF OPERATIONS—40 WEEK PERIOD ENDED OCTOBER 6, 2009 AS COMPARED TO 40 WEEK PERIOD ENDED OCTOBER 7, 2008 (UNAUDITED)

	40 Week Period Ended
(In thousands)	October 6, 2009	% (1)	October 7, 2008	% (1)
Revenue:
Company stores	$246,174	98.1%	$279,371	98.1%
Franchise and other revenue	4,781	1.9%	5,360	1.9%

Total revenue	250,955	100.0%	284,731	100.0%

Costs and operating expenses:
Cost of sales	59,798	24.3%	74,459	26.7%
Labor	80,925	32.9%	97,542	34.9%
Occupancy	34,072	13.8%	34,614	12.4%
Store operating	29,681	12.1%	35,305	12.6%
Depreciation and amortization	14,397	5.7%	19,331	6.8%
General and administrative	28,747	11.5%	37,228	13.1%
Impairment of long-lived assets	11,107	4.4%	13,198	4.6%
Trademark impairment	—	0.0%	82,600	29.0%
Other operating	312	0.1%	6,312	2.2%

Total costs and operating expenses	259,039	103.2%	400,589	140.7%

Loss from operations	(8,084)	(3.2)%	(115,858)	(40.7)%

Other income (expense):
Gain from derivative liabilities	1,597	0.6%	7,610	2.7%
Interest income	384	0.2%	315	0.1%
Interest expense	(6,920)	(2.8)%	(703)	(0.2)%

Total other (expense) income	(4,939)	(2.0)%	7,222	2.6%

Loss before income taxes	(13,023)	(5.2)%	(108,636)	(38.1)%
Income tax benefit	462	0.2%	647	0.2%

Net loss	(12,561)	(5.0)%	(107,989)	(37.9)%

Preferred stock dividends	(879)	(0.4)%	—	0.0%

Net loss attributable to common stockholders	$(13,440)	(5.4)%	$(107,989)	(37.9)%

(1)	Cost of sales, labor, occupancy and store operating percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue.

Revenue

(in 000’s)

	40 Week Period Ended October 6, 2009	% of Total Revenue	40 Week Period Ended October 7, 2008	% of Total Revenue
Revenue:
Company stores	$246,174	98.1%	$279,371	98.1%
Franchise and other revenue	4,781	1.9%	5,360	1.9%

Total revenue	$250,955	100.0%	$284,731	100.0%

Total revenue decreased 11.9% to $251.0 million for the 40 week period ended October 6, 2009 compared to $284.7 million for the 40 week period ended October 7, 2008. The $33.7 million decrease in total revenue was attributable to a $33.2 million decrease in Company Store revenue and a $0.5 million decrease in franchise and other revenue.

The decrease in Company Store revenue is primarily attributable to a decrease in Company Store comparable sales of 11.2% for the 40 week period ended October 6, 2009 and was also affected by a net decrease of 32 Company Stores operating since the prior year period, which includes opening one new Company Store, acquiring 13 stores from a franchisee, closing 27 stores and refranchising 19 stores in connection with our refranchising initiative. The number of Company Stores decreased from 520 stores as of October 7, 2008 to 488 stores as of October 6, 2009. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least 13 full fiscal periods.

The decrease in franchise and other revenue is due primarily to lower comparable franchise store sales, partially offset by a net increase of 25 franchise stores since the prior year period. The number of franchise stores as of October 6, 2009 was 254 as compared to 229 stores as of October 7, 2008.

Cost of sales

(in 000’s)

	40 Week Period Ended October 6, 2009	% of Company Store Revenue	40 Week Period Ended October 7, 2008	% of Company Store Revenue
Cost of sales	$59,798	24.3%	$74,459	26.7%

Cost of sales is mostly comprised of fruit, dairy and other products used to make smoothies, as well as prepared foods and paper products. Cost of sales decreased $14.7 million or 19.7% to $59.8 million for the 40 week period ended October 6, 2009 compared to $74.5 million for the prior year period. The decrease in cost of sales was primarily attributable to a net decrease of 32 Company Stores since the prior year period, cost savings initiatives implemented during late fiscal 2008 and decrease in Company Store comparable sales, partially offset by increases from our food offering. As a percentage of Company Store revenue, cost of sales decreased to 24.3% for the 40 week period ended October 6, 2009 compared to 26.7% in the prior year period. The decrease in cost of sales as a percentage of Company Store revenue was primarily attributable to cost savings initiatives implemented during late fiscal 2008, a shift in product mix and reductions in waste through our food cost system.

Labor

(in 000’s)

	40 Week Period Ended October 6, 2009	% of Company Store Revenue	40 Week Period Ended October 7, 2008	% of Company Store Revenue
Labor	$80,925	32.9%	$97,542	34.9%

Labor costs, which include store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits, decreased $16.6 million or 17.0% to $80.9 million for the 40 week period ended October 6, 2009 compared to $97.5 million for the prior year period. The $16.6 million decrease was primarily due to optimization of labor scheduling leading to more efficient labor management, a net decrease of 32 Company Stores since the prior year period and lower staffing in stores due to a decrease in Company Store comparable sales and a $1.8 million decrease in workers’ compensation cost due to improved claims management. Labor costs as a percentage of Company Store revenue decreased to 32.9% for the 40 week period ended October 6, 2009 compared to 34.9% in the prior year period due primarily to optimization of labor scheduling leading to more efficient labor management partially offset by a deleverage resulting from a decrease in Company Store comparable sales.

Occupancy

(in 000’s)

	40 Week Period Ended October 6, 2009	% of Company Store Revenue	40 Week Period Ended October 7, 2008	% of Company Store Revenue
Rent	$26,412		$27,512
Common area maintenance, property taxes, licenses and insurance	7,660		7,102

Total occupancy	$34,072	13.8%	$34,614	12.4%

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes and property insurance for all Company Store locations. Total occupancy costs decreased $0.5 million or 1.6% to $34.1 million from $34.6 million for the 40 week period ended October 6, 2009 as compared to the prior year period. Rent decreased $1.1 million due primarily to a net decrease of 32 Company Stores since the prior year period and benefits from rent reductions that we received from certain landlords. Common area maintenance, property taxes and insurance increased $0.6 million for the 40 week period ended October 6, 2009 as compared to the prior year period due primarily to increased real estate taxes and common area maintenance fees, partially offset by a net decrease of 32 Company Stores since the prior year period. As a percentage of Company Store revenue, occupancy costs increased to 13.8% for the 40 week period ended October 6, 2009 compared to 12.4% in the prior year period. The increase as a percentage of Company Store revenue was primarily attributable to deleverage resulting from a decrease in Company Store comparable sales.

Store operating

(in 000’s)

	40 Week Period Ended October 6, 2009	% of Company Store Revenue	40 Week Period Ended October 7, 2008	% of Company Store Revenue
Utilities	$8,891		$9,069
Marketing	4,673		8,300
Repairs and maintenance	4,060		4,434
Credit card fees	2,745		3,156
Other	9,312		10,346

Total store operating	$29,681	12.1%	$35,305	12.6%

Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other. Store operating expenses decreased $5.6 million or 15.9% to $29.7 million for the 40 week period ended October 6, 2009 compared to $35.3 million for the prior year period. As a percentage of Company Store revenue, store operating expenses decreased to 12.1% for the 40 week period ended October 6, 2009 compared to 12.6% in the prior year period. This decrease was primarily attributable to a $3.6 million decrease in marketing expenses and a $0.4 million decrease in credit card processing fees due to reduced rates, partially offset by higher usage and decreases in repairs and maintenance and in utilities and a net decrease from other store operating expenses such as office and cleaning supplies expense, contract services due to fewer Company Stores operating and other savings resulting from our cost savings initiatives, partially offset by increased donations. The decrease as a percentage of Company Store revenue was primarily attributable to the reduced spending mentioned above partially offset by deleverage from a decrease in Company Store comparable sales.

Depreciation and amortization

(in 000’s)

	40 Week Period Ended October 6, 2009	% of Total Revenue	40 Week Period Ended October 7, 2008	% of Total Revenue
Depreciation and amortization	$14,397	5.7%	$19,331	6.8%

Depreciation and amortization expenses include the depreciation and amortization of fixed assets and the amortization of intangible assets. Depreciation and amortization decreased $4.9 million or 25.5% to $14.4 million for the 40 week period ended October 6, 2009 compared to $19.3 million for the prior year period. The $4.9 million decrease is primarily attributable to a net decrease of 32 Company Stores operating since the prior year period and impairment charges for certain stores previously taken in fiscal 2008 and to date through fiscal 2009. As a percentage of total revenue, depreciation and amortization decreased to 5.7% for the 40 week period ended October 6, 2009 compared to 6.8% in the prior year period. The decrease in depreciation and amortization as a percentage of revenue is primarily attributable to prior impairment charges for certain stores taken in fiscal 2008 and to date through fiscal 2009, partially offset by deleverage resulting from a decrease in Company Store comparable sales.

General and administrative

(in 000’s)

	40 Week Period Ended October 6, 2009	% of Total Revenue	40 Week Period Ended October 7, 2008	% of Total Revenue
Wages and payroll related	$17,463		$22,263
Outside and contract services	3,018		2,259
Accounting and legal fees	2,065		2,966
Travel and travel-related	1,825		3,448
Share-based compensation	1,231		3,896
Other	3,145		2,396

Total general and administrative	$28,747	11.5%	$37,228	13.1%

General and administrative (“G&A”) expenses include costs associated with our corporate support center, field supervision, bonuses, outside and contract services, legal and accounting fees, travel and travel-related expenses, share-based compensation and other. G&A expenses decreased $8.5 million or 22.8% to $28.7 million for the 40 week period ended October 6, 2009 compared to $37.2 million for the prior year period. The $8.5 million decrease was primarily attributable to a $4.8 million reduction of wage and payroll related expenses, resulting from headcount reductions implemented during fiscal 2008 and $1.7 million in severance costs related to workforce reductions recorded in the prior year period. Additional contributing factors include a $2.7 million reduction of share-based compensation expense resulting primarily from share-based compensation recorded in the prior year for the acceleration of certain stock options and equity awards granted to a former executive officer, decreased fair value of options granted and increased stock option cancellations, a reduction of travel and travel-related expenses resulting primarily from the cancellation of our annual general managers’ meeting and a reduction in accounting and legal fees due to lower usage. These decreases were partially offset by increases from outside and contract services related to certain management initiatives and net increases in other G&A expenses of $0.8 million. As a percentage of total revenue, G&A expenses decreased to 11.5% for the 40 week period ended October 6, 2009, compared to 13.1% for the prior year period. This decrease was primarily attributable to decreases in wages and payroll related expenses, travel and travel-related expenses, accounting and legal fees and share-based compensation, which were partially offset by increases in outside and contract services and other G&A expenses and deleverage resulting from a decrease in Company Store comparable sales.

Impairment of long-lived assets

(in 000’s)

	40 Week Period Ended October 6, 2009	% of Total Revenue	40 Week Period Ended October 7, 2008	% of Total Revenue
Impairment of long-lived assets	$11,107	4.4%	$13,198	4.6%

Long-lived assets are reviewed for impairment when indicators of impairment are present. Expected future cash flows associated with an asset, in addition to other quantitative and qualitative analyses, including certain assumptions about expected future operating performance and changes in economic conditions are the key factors in determining undiscounted future cash flows. If the sum of the undiscounted cash flows is less than the carrying value of the asset, we recognize an impairment loss equal to the amount by which carrying value exceeds the fair value of the asset.

We recorded long-lived asset impairment expense of $11.1 million for the 40 week period ended October 6, 2009 compared to $13.2 million for the prior year period. As a percentage of total revenue, impairment of long-lived assets decreased to 4.4% for the 40 week period ended October 6, 2009, compared to 4.6% for the prior year period. For more information on our impairment analysis, please refer to the discussion under “Business and Significant Accounting Policies—Impairment of Long-Lived Assets” included within Note 1 in the Notes to the Financial Statements of Jamba, Inc. in our Annual Report on Form 10-K for the year ended December 30, 2008.

Trademark impairment

(in 000’s)

	40 Week Period Ended October 6, 2009	% of Total Revenue	40 Week Period Ended October 7, 2008	% of Total Revenue
Trademark impairment	$—	0.0%	$82,600	29.0%

There was no trademark impairment recorded for the 40 week period ended October 6, 2009 as the value of our trademarks has been written down to zero. During the 40 week period ended October 7, 2008, $82.6 million was recorded for trademark impairment. In the prior year, we recorded an intangible asset impairment expense related to the impairment of our trademark. We assess our intangible asset amounts for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. The requirements for assessing whether intangible assets have been impaired involve market-based information and some degree of subjective assessment. The fair value is estimated using a discounted cash flow model combined with market valuation approaches. Based on our stock price, negative comparable store sales and our forecast, we determined that an $82.6 million charge for impairment of our trademark was necessary in the 40 week period ended October 7, 2008.

Other operating

(in 000’s)

	40 Week Period Ended October 6, 2009	% of Total Revenue	40 Week Period Ended October 7, 2008	% of Total Revenue
Other operating	$312	0.1%	$6,312	2.2%

Other operating expenses consist primarily of lease termination and store closure costs, pre-opening expense, losses on disposals, amortization of jambacard™ liability and income from jambacard™ breakage. Other operating expenses decreased $6.0 million to $0.3 million for the 40 week period ended October 6, 2009 compared to $6.3 million for the prior year period. As a percentage of total revenue, other operating expenses were 0.1% for the 40 week period ended October 6, 2009 as compared to 2.2% in the prior year period. The $6.0 million decrease and decrease as a percentage of total revenue is primarily attributable to a decrease in lease termination and store closure costs of $2.0 million which was recorded in the prior year as a part of our announced restructuring efforts, a decrease in pre-opening expenses of $1.5 million resulting from one new Company Store opening in the 40 week period ended October 6, 2009 as compared to 35 Company Store openings in the prior year period, a $1.0 million expense recorded in the prior year resulting from the write-off of loan origination fees and early termination fee with the lender of our previous credit facility and a $1.0 million decrease in loss from disposals. Also contributing to the decrease in other operating expense was a net increase of $0.8 million in income from jambacard™ breakage and amortization of jambacard™ liability. Pre-opening expense was classified as its own line item in the prior year period quarterly report and has been reclassified to be included in other operating expenses.

Gain from derivative liabilities

(in 000’s)

	40 Week Period Ended October 6, 2009	% of Total Revenue	40 Week Period Ended October 7, 2008	% of Total Revenue
Gain from derivative liabilities	$1,597	0.6%	$7,610	2.7%

Gain from derivative liabilities decreased $6.0 million or 79.0% to $1.6 million for the 40 week period ended October 6, 2009 compared to $7.6 million for the prior year period. The $6.0 million decrease and decrease as a percentage of revenue was attributable to the change in the fair value of our warrants that were classified as derivative liabilities and the change in the fair value of our Put and Call Rights we issued in connection with our previous Financing Agreement (see Note 4). These warrants expired and the put portion of the Put and Call Rights was exercised during the second fiscal quarter of 2009. For more information on our warrants and Put and Call Rights, please refer to the discussion under “Business and Significant Accounting Policies Warrants and Derivative Instruments” included within Note 1 in the Notes to the Financial Statements of Jamba, Inc. in our Annual Report on Form 10-K for the year ended December 30, 2008.

Interest income

(in 000’s)

	40 Week Period Ended October 6, 2009	% of Total Revenue	40 Week Period Ended October 7, 2008	% of Total Revenue
Interest income	$384	0.2%	$315	0.1%

Interest income for the 40 week period ended October 6, 2009 increased to $0.4 million compared to $0.3 million from the prior year period due primarily to higher average cash balances in our interest bearing accounts, partially offset by decreases in interest rates.

Interest expense

(in 000’s)

	40 Week Period Ended October 6, 2009	% of Total Revenue	40 Week Period Ended October 7, 2008	% of Total Revenue
Interest expense	$6,920	2.8%	$703	0.2%

Interest expense for the 40 week period ended October 6, 2009 increased to $6.9 million compared to $0.7 million for the prior year period. As a percentage of total revenue, interest expense increased to 2.8% for the 40 week period ended October 6, 2009 compared to 0.2% for the prior year period. This $6.2 million increase and increase as a percentage of revenue was primarily attributable to interest and fees resulting from our Financing Agreement for the 40 week period ended October 6, 2009, prepayment penalties and the write-off of prepaid loan fees and transaction costs in connection with the payoff of our previous Financing Agreement (see Note 9). Also contributing to the increase in interest expense is the accretion of transaction costs resulting from the issuance of our redeemable preferred equity.

Income tax benefit

The Company has recorded a tax benefit for the 40 week period ended October 6, 2009. The Company’s effective tax rate was (3.5)% for the 40 week period ended October 6, 2009. The effective tax rate is affected by pretax loss, a change in the valuation allowance related to deductible temporary differences originating during the current year, and the recording of previously unrecognized tax benefits. During the 40 week period ended October 6, 2009 approximately $0.5 million of unrecognized tax benefits were recorded due to the expiration of the statute of limitations.

Our effective income tax rate was (0.6)% for the 40 week period ended October 7, 2008. Our prior year tax rate was affected by a number of factors, including income before taxes, a change in the valuation allowance related to deductible temporary differences originating during the current year and the intangible asset impairment. The unrealized change in fair value recorded for our derivative liability of $7.6 million is not included in income for tax purposes. We determined that it is more likely than not, based on updated projections of operating results and related taxable income, that the benefit of deferred tax assets at January 1, 2008 will not be realized and a valuation allowance of $31.8 million was established. We recorded a tax benefit of $32.9 million related to the intangible asset impairment of the trademark and corresponding reversal of the deferred tax liability related to the temporary book and tax basis difference in the trademark.

Excluding the unrealized change in the fair value of the derivative liability, the valuation allowance established related to deferred tax assets at January 1, 2008, and the impairment of the trademark, the effective tax benefit rate was 0.0%.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Summary

The following table summarizes our cash flows for the 40 week periods ended October 6, 2009 and October 7, 2008 (in thousands):

	40 Week Period Ended October 6, 2009	40 Week Period Ended October 7, 2008
Net cash provided by operating activities	$9,731	$11,401
Net cash used in investing activities	(4,444)	(26,265)
Net cash provided by financing activities	3,312	20,102

Net increase in cash and cash equivalents	$8,599	$5,238

Operating Activities

In the 40 week period ended October 6, 2009, net cash provided by operating activities was approximately $9.7 million, compared with net cash provided by operating activities of approximately $11.4 million in the 40 week period ended October 7, 2008. The decrease in net cash provided by operating activities for the 40 week period ended October 6, 2009 as compared to the 40 week period ended October 7, 2008 primarily resulted from net decreases in working capital, combined with the Company’s net loss excluding shared-based compensation, depreciation and amortization and other non-cash expenses.

Investing Activities

In the 40 week period ended October 6, 2009, net cash used in investing activities was approximately $4.4 million, compared with net cash used by investing activities of approximately $26.3 million in the 40 week period ended October 7, 2008. Capital expenditures were the largest component of our investing activities in the current and prior year period and include expenditures for the funding of the development or sale and acquisition of Company Stores and acquisition of personal property and equipment for existing Company Stores. The required cash investment for new Company Stores varies depending on the size of the new Company Store, geographic location, degree of work performed by the landlord and complexity of site development issues. During the 40 week period ended October 6, 2009, we opened one new Company Store. Net cash used by investing activities for the 40 week period ended October 6, 2009 was also affected by a change in restricted cash of $3.0 million and proceeds from the sale of our stores of $1.1 million.

Capital expenditures for the 40 week period ended October 6, 2009 total approximately $8.5 million as compared to approximately $26.2 million for the 40 week period ended October 7, 2008. The decrease in capital expenditures resulted primarily from the Company’s decision to substantially slow new Company Store development and Franchise Store acquisitions. In fiscal 2009, we expect capital expenditures to be $11 million to $12 million depending on our liquidity needs. We expect to open less than five new Company Stores for all of 2009 as we focus our growth on franchise development. We anticipate investing in new equipment to support building our food capability and upgrade our information technology systems.

Financing Activities

In the 40 week period ended October 6, 2009, net cash provided by financing activities was $3.3 million, compared with net cash provided by financing activities of $20.1 million in the 40 week period ended October 7, 2008. Cash provided by financing activities for the 40 week period ended October 6, 2009 resulted primarily from net proceeds of our issuance of redeemable preferred stock of $34.1 million, partially offset by the payoff of our Senior Notes of $25.0 million principal plus accrued interest, the exercise of an outstanding put option which required us to repurchase two million shares of our outstanding common stock for $3.0 million, transaction costs paid in connection with the issuance of our preferred stock of $1.9 million, preferred stock dividend payments of $0.7 million and $0.2 million in capital lease payments.

Capital Resources

On June 16, 2009, we issued 304,348 shares of Series B Preferred Stock at a price of $115 per share, for an aggregate purchase price of $35.0 million, less approximately $3.1 million in transaction costs in a private placement transaction. The Series B Preferred Stock has an 8% dividend, payable quarterly in cash and accrues irrespective of whether dividends are actually declared or paid. The dividend rate shall increase to 10% in the event the Common Stock is not listed for trading on any of the New York Stock Exchange, the NASDAQ Global Market or the American Stock Exchange or if we fail to declare and pay, in full and in cash, dividends on shares of the Series B Preferred Stock for three consecutive quarters until such time as the dividends are paid in full and in cash. After seven years from the date the shares of Series B Preferred Stock are originally issued, the holders of such shares will have the right to require us to redeem their shares of Series B Preferred Stock, in whole or in part, at a price per share equal to the original sale price per share plus any unpaid but accrued dividends. At October 6, 2009, the redemption amount of our outstanding Series B Preferred Stock was approximately $35.2 million.

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

As of October 6, 2009, we had cash and cash equivalents of $29.4 million compared to $20.8 million as of December 30, 2008. Our primary sources of liquidity are the remaining cash on hand resulting from the issuance of the Series B Preferred Stock and cash flows provided by operating activities. In the future, and as permitted under the Securities Purchase Agreement for the Series B Preferred Stock, we may enter into equipment leasing arrangements and incur up to $10.0 million of indebtedness as necessary. We cannot assure, however, that such financing will be available on favorable terms or at all. As of October 6, 2009, we held $2.7 million in restricted cash, which represented cash held in certificates of deposit to collateralize our letters of credit.

On May 28, 2009, we announced the launch of a refranchising program that is expected to involve the sale of as many as 150 Company Stores primarily located outside of California to existing or prospective franchisees. Over the next twelve to eighteen months, we expect the sale of any such Company Stores to generate additional cash which we intend to use to fund future growth and for working capital, if necessary. Through the 40 week period ended October 6, 2009, we have completed the sale of 19 stores and have subsequently completed the sale of an additional eight stores through November 12, 2009, the issuance date of our financial statements.

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

We repaid the Senior Notes in full during our second fiscal quarter and we no longer have a note payable or interest payable obligation in connection with our Financing Agreement. In connection with the repayment of the Senior Notes, the put right that we issued under our Put and Call Agreement was exercised and is no longer outstanding.

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

We do not purchase derivative instruments on the open market. We did not have any outstanding derivative liabilities as of October 6, 2009. Certain warrants which were previously classified as a derivative liability expired on June 28, 2009 and the put right under our Put and Call Agreement which was also classified as a derivative liability was exercised during the second fiscal quarter of 2009. We had classified certain warrants in our stock (a current liability of $0.1 million at December 30, 2008) and rights under our Put and Call Agreement signed in connection with our Financing Agreement as derivative instruments (a current liability of $2.0 million at December 30, 2008). Classification as derivative liabilities was required because, for each instrument, there is a possibility that the instrument could be required to be settled in stock that requires registration. We were required to mark these instruments to market as of the end of each reporting period and to recognize the change in fair value in our consolidated statements of operations. Our stock price has been historically volatile and the fair values of these instruments were sensitive to changes in our underlying stock price. We are also subject to changes in the risk free interest rate in connection with the cash we hold in interest bearing accounts.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 6, 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended October 6, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s risk factors are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2008 as supplemented by the Company’s Quarterly Report on Form 10-Q for the second fiscal quarter ended July 14, 2009.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of November, 2009.

JAMBA, INC.

By:	/s/ JAMES D. WHITE
James D. White
President, Chief Executive Officer and Member of the Board of Directors

By:	/s/ KAREN L. LUEY
Karen L. Luey
Chief Financial Officer and Senior Vice President (Principal Financial Officer and Principal Accounting Officer)