Form 10-Q
period 2010-04-20
JAMBA, INC.
filed 2010-05-27
CIK 1316898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 20, 2010

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

The number of shares of common stock of Jamba, Inc. issued and outstanding as of May 21, 2010 was 59,436,386.

JAMBA, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED APRIL 20, 2010

Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I - FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JAMBA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)	April 20, 2010	December 29, 2009
ASSETS
Current assets:
Cash and cash equivalents	$29,235	$28,757
Restricted cash	1,448	1,324
Receivables, net of allowances of $192 and $116	3,370	9,949
Inventories	3,062	3,732
Prepaid rent	1,390	486
Prepaid and refundable income taxes	981	491
Prepaid expenses and other current assets	2,556	3,684

Total current assets	42,042	48,423
Property, fixtures and equipment, net	65,665	70,266
Trademarks and other intangible assets, net	1,652	1,850
Restricted cash	1,355	1,399
Deferred income taxes	353	998
Other long-term assets	2,858	2,882

Total assets	$113,925	$125,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,125	$7,405
Accrued compensation and benefits	7,435	7,089
Workers’ compensation and health insurance reserves	857	1,096
Accrued jambacard liability	32,355	38,255
Other accrued expenses	10,730	10,510

Total current liabilities	58,502	64,355
Long-term workers’ compensation and health insurance reserves	1,221	1,158
Deferred rent and other long-term liabilities	14,273	14,700

Total liabilities	73,996	80,213

Commitments and contingencies (Note 10)
Series B redeemable preferred stock, $.001 par value, 304,348 shares authorized; 240,494 and 304,348 shares issued and outstanding at April 20, 2010 and December 29, 2009, respectively.	24,698	31,069
Stockholders’ equity:
Common stock, $.001 par value, 150,000,000 shares authorized; 59,263,761 and 52,712,528 shares issued and outstanding at April 20, 2010 and December 29, 2009, respectively	60	53
Additional paid-in capital	362,264	356,320
Accumulated deficit	(347,093)	(341,837)

Total stockholders’ equity	15,231	14,536

Total liabilities and stockholders’ equity	$113,925	$125,818

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	16 Week Period Ended
(In thousands, except share and per share amounts)	April 20, 2010	April 21, 2009
Revenue:
Company stores	$78,470	$87,019
Franchise and other revenue	1,958	1,851

Total revenue	80,428	88,870

Costs and operating expenses:
Cost of sales	19,113	21,207
Labor	27,670	31,918
Occupancy	12,963	13,748
Store operating	10,962	9,839
Depreciation and amortization	4,934	6,110
General and administrative	10,877	11,723
Impairment of long-lived assets	171	3,026
Other operating, net	(1,176)	236

Total costs and operating expenses	85,514	97,807

Loss from operations	(5,086)	(8,937)

Other expenses, net:
Gain from derivative liabilities	—	165
Interest income	24	334
Interest expense	(177)	(1,749)

Total other expense, net	(153)	(1,250)

Loss before income taxes	(5,239)	(10,187)
Income tax expense	(17)	(17)

Net loss	(5,256)	(10,204)
Preferred stock dividends and deemed dividends	(1,803)	—

Net loss attributable to common stockholders	$(7,059)	$(10,204)

Weighted-average shares used in the computation of loss per share:
Basic	54,117,577	54,690,728
Diluted	54,117,577	54,690,728
Loss per share:
Basic	$(0.13)	$(0.19)
Diluted	$(0.13)	$(0.19)

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Deficit	Stockholders’ Equity
(Dollars in thousands, except share amounts)	Shares	Amount	Capital
Balance as of December 30, 2008	54,690,728	$55	$358,258	$(317,892)	$40,421
Share-based compensation expense	—	—	513	—	513
Net loss	—	—	—	(10,204)	(10,204)

Balance as of April 21, 2009	54,690,728	$55	$358,771	$(328,096)	$30,730

Balance as of December 29, 2009	52,712,528	$53	$356,320	$(341,837)	$14,536
Share-based compensation expense	—	—	323	—	323
Issuance of common stock pursuant to stock plans	165,833	—	87	—	87
Conversion of preferred stock	6,385,400	7	7,337	—	7,344
Accretion of Series B preferred shares	—	—	(972)	—	(972)
Redeemable preferred stock dividends	—	—	(831)	—	(831)
Net loss	—	—	—	(5,256)	(5,256)

Balance as of April 20, 2010	59,263,761	$60	$362,264	$(347,093)	$15,231

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	16 Week Period Ended
(In thousands)	April 20, 2010	April 21, 2009
Cash (used in) provided by operating activities:
Net loss	$(5,256)	$(10,204)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,934	6,110
Impairment of long-lived assets	171	3,026
Store lease termination, closure costs and (gain)/loss on disposals	(1,924)	477
Share-based compensation	323	513
Jambacard breakage income and amortization, net	(651)	595
Bad debt and inventory reserves	95	(206)
Deferred rent	(46)	51
Deferred income taxes	645	—
Equity earnings from joint ventures	(36)	—
Gain from derivative liabilities	—	(165)
Accretion of note payable	—	395
Changes in operating assets and liabilities:
Receivables	6,502	1,838
Inventories	652	219
Prepaid rent	(904)	(1,211)
Prepaid and refundable taxes	(490)	5,487
Prepaid expenses and other current assets	(255)	(135)
Other long-term assets	60	(222)
Restricted cash from operating activities	(80)	—
Accounts payable	361	(627)
Accrued compensation and benefits	340	783
Workers’ compensation and health insurance reserves	(176)	(554)
Accrued jambacard liability	(5,249)	(5,129)
Other accrued expenses	228	(1,120)
Deferred franchise revenue and other long-term liabilities	(547)	(708)

Cash used in operating activities	(1,303)	(787)

Cash provided by (used in) investing activities:
Capital expenditures	(2,488)	(1,797)
Proceeds from sale of stores	5,020	300

Cash provided by (used in) investing activities	2,532	(1,497)

Cash provided by (used in) financing activities:
Proceeds from exercise of stock options	93	—
Preferred stock dividends paid	(753)	—
Payment on capital leases	(91)	(101)

Cash used in financing activities	(751)	(101)

Net increase (decrease) in cash and cash equivalents	478	(2,385)
Cash and cash equivalents at beginning of period	28,757	20,822

Cash and cash equivalents at end of period	$29,235	$18,437

Supplemental cash flow information:
Cash paid for interest	$133	$1,829
Income taxes paid	12	5
Noncash investing and financing activities:
Property, fixtures and equipment in accounts payable	$(641)	$705
Accretion of preferred stock issuance costs	972	—
Conversion of preferred stock	7,344	—
Dividend accruals	78	—

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Jamba, Inc., a Delaware corporation, and its wholly-owned subsidiary, Jamba Juice Company (the “Company”) is a leading restaurant retailer of better-for-you food and beverage offerings, including great tasting fruit smoothies, juices and teas, hot oatmeal made with organic steel cut oats, wraps, salads, sandwiches and California Flatbreads™ and a variety of baked goods and snacks. As of April 20, 2010, there were 745 locations consisting of 458 company-owned and operated stores (“Company Stores”) and 287 franchise stores (“Franchise Stores”).

Unaudited Interim Financial Information—The condensed consolidated balance sheet as of April 20, 2010 and the condensed consolidated statements of operations and cash flows for each of the 16 week periods ended April 20, 2010 and April 21, 2009 have been prepared by the Company, without audit, and have been prepared on the same basis as the Company’s audited consolidated financial statements. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position as of April 20, 2010 and the results of operations and cash flows for the 16 week periods ended April 20, 2010 and April 21, 2009. The condensed consolidated balance sheet as of December 29, 2009 has been derived from the Company’s audited consolidated financial statements. Operating results for the 16 week period ended April 20, 2010 are not necessarily indicative of the results that may be expected for the year ending December 28, 2010. The Company reports its results of operations on a 52-week or 53-week fiscal year, which is comprised of thirteen 4-week periods or twelve 4-week periods and one 5-week period. The first fiscal quarter is 16 weeks, the second and third fiscal quarters each are 12 weeks, and the fourth quarter is 12 or 13 weeks.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 29, 2009 (“2009 Annual Report”).

Advertising Fund—The Company participates with its franchisees in an advertising fund established in fiscal 2010, to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchise owners. Contributions to the advertising fund are required for Company owned and traditional franchise stores and are generally based on a percent of store sales. The Company has control of the advertising fund. The fund is consolidated and the Company reports all assets and liabilities of the fund that it consolidates.

The advertising fund assets, consisting primarily of cash received from the Company and franchisees and accounts receivable from franchisees, can only be used for selected purposes and are considered restricted. The advertising fund liabilities represent the corresponding obligation arising from the receipts of the marketing program. In accordance with ASC Topic 952-605-25, the receipts from the franchisees are recorded as a liability against which specified advertising costs are charged. The Company does not reflect franchisee contributions to the fund in its Consolidated Statements of Operations or Consolidated Statements of Cash Flows. Advertising fund assets include cash of $0.1 million which is recorded in restricted cash and $0.6 million of receivables from franchisees which is recorded in accounts receivable on the consolidated balance sheet. Advertising fund liabilities of $1.2 million are reported in accounts payable on the consolidated balance sheet.

Comprehensive Income—Comprehensive income is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments from owners and distributions to owners. Comprehensive income (loss) equals net income (loss) for all periods presented.

Earnings (Loss) Per Share—Basic loss per share is computed based on the weighted-average of common shares outstanding during the period. Diluted loss per share is computed based on the weighted-average number of common shares and potentially dilutive securities, which includes preferred stock outstanding, outstanding warrants, outstanding options, outstanding restricted stock unit awards and restricted stock awards granted under the Company’s stock option plans. Anti-dilutive shares of 2.0 million and 23.1 million have been excluded from diluted weighted-average shares outstanding in the 16 week periods ended April 20, 2010 and April 21, 2009, respectively.

For purposes of determining the net loss attributable to common stock used in the computation of loss per share, the amount of the loss was increased by the preferred stock dividends and deemed dividends. The deemed dividend represents the accretion of the issuance costs and beneficial conversion feature of the Company’s preferred stock.

The number of incremental shares from the assumed exercise of warrants and options was calculated by applying the treasury stock method. The following table summarizes the differences between the basic and diluted weighted-average shares outstanding used to compute diluted earnings (loss) per share:

	16 Week Period Ended
	April 20, 2010	April 21, 2009
Basic weighted-average shares outstanding	54,117,577	54,690,728
Incremental shares from assumed exercise of warrants, options and conversion of Series B Preferred Stock	—	—

Diluted weighted-average shares outstanding	54,117,577	54,690,728

Restricted Cash—The Company held $2.8 million in restricted cash at April 20, 2010 of which $1.4 million was classified as a current asset and $1.4 million was classified as a long-term asset. The Company held $2.7 million in restricted cash, of which $1.3 million was classified as a current asset and $1.4 million classified as a long-term asset at December 29, 2009. Restricted cash represents cash held in money market accounts or certificates of deposits to collateralize the Company’s letters of credit and restricted cash held in the Company’s advertising fund.

Recent Accounting Pronouncements

Consolidation of Variable Interest Entities — Amended

(Included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities” regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The adoption of SFAS No. 167 in fiscal 2010 did not have a material impact on the Company’s consolidated financial statements.

Improving Disclosures about Fair Value Measurements (ASU No. 2010-06)

(Included in ASC 820 “Fair Value Measurements and Disclosures”)

Accounting Standards Update (“ASU”) No. 2010-06 requires new disclosures regarding recurring or nonrecurring fair value measurements. Entities will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and describe the reasons for the transfers. Entities will also be required to provide information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. In addition, entities must provide fair value measurement disclosures for each class of assets and liabilities, and disclosures about the valuation techniques used in determining fair value for Level 2 or Level 3 measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the gross basis reconciliation for the Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements. There were no transfers between Level 1 and Level 2 measurements in the fair value hierarchy during the 16 week period ended April 20, 2010.

2. ASSETS HELD FOR SALE

Assets held for sale consists of Company Stores that the Company expects to refranchise. Such assets are recorded at the lower of the carrying amount or fair value less cost to sell. Fair value is determined based on the purchase price in the asset purchase agreement. Assets are no longer depreciated once classified as held for sale. Assets held for sale of $1.2 million and $2.6 million as of April 20, 2010 and December 29, 2009 include property, fixtures and equipment and are included in prepaid expenses and other current assets on the Company’s balance sheet.

3. REDEEMABLE PREFERRED STOCK

During the second quarter of Fiscal 2009, the Company issued (i) 170,000 shares of its Series B-1 Convertible Preferred Stock, par value $0.001, (the “Series B-1 Preferred”) to affiliates of Mistral Equity Partners at a price of $115 per share, for an aggregate purchase price of approximately $19.6 million, and (ii) 134,348 shares of its Series B-2 Convertible Preferred Stock, par value $0.001, (the “Series B-2 Preferred”) to CanBa Investments, LLC at a price of $115 per share, for an aggregate purchase price of approximately $15.4 million. The issuance of shares of the Series B-1 and B-2 Preferred Stock (together the “Series B Preferred Stock” or “Preferred Stock”) for $35 million, less approximately $3.1 million in total transaction costs, which includes $2.2 million in transaction fees and $885,000 paid to investors, was completed through a private placement to the purchasers as accredited investors and pursuant to the exemptions from the registration requirements of the Securities Act. The shares of Preferred Stock and the shares of the Company’s Common Stock issuable upon conversion of the Preferred Stock to be issued to the purchasers includes legends restricting transfer other than pursuant to an effective registration statement under the Securities Act or in accordance with an exemption from registration. The holders of the Series B Preferred Stock have the right to require the Company to redeem all or a portion of the shares of the Preferred Stock on or after seven years from the date of issuance of the Preferred Stock.

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

During the 16 week period ended April 20, 2010, holders converted 19,550 shares of outstanding Series B-1 Preferred Stock and 44,304 shares of outstanding Series B-2 Preferred Stock to 6,385,400 shares of common stock at the initial conversion price of $1.15 per share. During the 16 week period ended April 20, 2010, the Company paid cash dividends on the Series B Preferred Stock totaling $0.8 million. Accretion related to the Series B Preferred Stock for the 16 week period ended April 20, 2010 was $1.0 million, of which $0.8 million related to shares of Series B Preferred Stock that were converted to common shares during the period.

4. NOTE PAYABLE

On September 11, 2008, the Company entered into a financing agreement with Victory Park Management, LLC, as agent, and its affiliated funds as lenders whereby the Lenders purchased $25 million two-year senior secured term notes from the Company (“Senior Notes”). The Senior Notes were repaid in full on June 16, 2009. During the 16 week period ended April 21, 2009, the Company recorded $1.7 million in interest expense.

5. SHARE-BASED COMPENSATION

The Company maintains three share-based compensation plans (collectively, the “Plans”). The Company’s 2006 Employee, Director and Consultant Stock Plan (the “2006 Plan”) was approved by the Company’s stockholders on November 28, 2006, and provides for the granting of up to five million shares of common stock in the form of nonqualified and incentive stock options, stock grants or other share-based awards to employees, nonemployee directors and consultants. In connection with the merger of Jamba, Inc. with Jamba Juice Company on November 28, 2006, the Company assumed the outstanding options under the Jamba Juice Company 1994 Stock Incentive Plan (the “1994 Plan”) and the Jamba Juice Company 2001 Equity Incentive Plan (the “2001 Plan”), both of which provided for the granting of nonqualified and incentive stock options to employees, nonemployee directors and consultants. No additional grants are available under the 2001 Plan and the 1994 Plan. As of April 20, 2010, there remained 1,104,403 shares available for grant under the Company’s 2006 Plan. In December 2008, the Company also granted an option covering an aggregate of 1,500,000 shares of common stock options under an inducement grant made outside of the Company’s existing equity plans. A summary of stock option activity under the Plans as of April 20, 2010, and changes during the 16 week period then ended is presented below:

	Number of Options	Weighted- Average Exercise Price
	(in thousands)	(per share)
Options outstanding at December 29, 2009	5,346	$2.75
Options granted	7	2.04
Options exercised	(166)	0.53
Options cancelled	(105)	5.11

Options outstanding at April 20, 2010	5,082	$2.77

Options vested or expected to vest at April 20, 2010	3,665	$3.29

Options exercisable at April 20, 2010	2,087	$4.37

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

Share-based compensation expense, which is included in general and administrative expense, was $0.3 million and $0.5 million for the 16 week periods ended April 20, 2010 and April 21, 2009, respectively. There was no income tax benefit during the 16 week periods ended April 20, 2010 and April 21, 2009.

The following are the weighted-average assumptions used to value option grants for the 16 week periods ended April 20, 2010, and April 21, 2009:

	16 Week Period Ended April 20, 2010	16 Week Period Ended April 21,2009
Weighted-average risk-free interest rate	2.42%	1.64%
Expected life of options (years)	5.00	5.00
Expected stock volatility	58.40%	55.92%
Expected dividend yield	0%	0%

The estimated fair value per share of stock options granted during the 16 week periods ended April 20, 2010 and April 21, 2009, was $1.05 and $0.18, respectively.

6. FAIR VALUE MEASUREMENT

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

The following table presents our financial assets that were accounted for at fair value on a recurring basis as of April 20, 2010 and December 29, 2009 by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
April 20, 2010
Assets:
Cash invested in money market fund(1)	$2,924	$—	$—
December 29, 2009
Assets:
Cash invested in money market fund(1)	$2,842	$—	$—

(1)	$0.6 million included in cash and cash equivalents and $2.3 million included in restricted cash on the consolidated balance sheet.

The following table presents our assets that were accounted for at fair value on a non-recurring basis and remaining on our Condensed Consolidated Balance Sheets as of April 20, 2010 and December 29, 2009. Total losses include losses recognized from all non-recurring fair value measurements for the 16 week period ended April 20, 2010 and 52 week period ended December 29, 2009:

	Level 1	Level 2	Level 3
April 20, 2010
Assets:
Assets held for sale(1)	—	—	$1,179
Long-lived assets(2)	—	—	11,520
Total losses recognized for all non-recurring fair value measures for the 16 week period ended April 20, 2010	—	—	171

December 29, 2009
Assets:
Assets held for sale(1)	—	—	$1,319
Long-lived assets(2)	—	—	12,311
Total losses recognized for all non-recurring fair value measures for the 52 week period ended December 29, 2009	—	—	12,639

(1)	Included in prepaid expenses and other current assets on the consolidated balance sheet.
(2)	Included in property, fixtures and equipment, net on the consolidated balance sheet.

For assets that are measured using quoted prices in active markets, fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. We had cash invested in money market funds and active exchange funds of $2.9 million and $2.8 million as of April 20, 2010 and December 29, 2009, respectively.

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

7. IMPAIRMENT OF LONG LIVED ASSETS AND STORE LEASE TERMINATION AND CLOSURE COSTS

Impairment of long-lived assets

The Company reviews its entire store portfolio on a regular basis. The review includes an analysis of each store’s past and present operating performance combined with projected future results. Impairment charges include the write-down of long-lived assets at stores that were assessed for impairment because of management’s intention to close the store or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable. The Company recorded impairment charges of $0.2 million and $3.0 million for the 16 week periods ended April 20, 2010 and April 21, 2009, respectively.

Store lease termination and closure costs

Lease termination costs consist primarily of the costs of future obligations related to closed store locations. Discounted liabilities for future lease costs and the fair value of related subleases of closed locations are recorded when the stores are closed. All other costs related to closed units are expensed as incurred. In assessing the discounted liabilities for future costs of obligations related to closed stores, the Company makes assumptions regarding amounts of future subleases. If these assumptions or their related estimates change in the future, the Company may be required to record additional exit costs or reduce exit costs previously recorded. Exit costs recorded for each of the periods presented include the effect of such changes in estimates. Lease obligations are payable through 2019, less sublease amounts. The charges are noted below.

	16 Week Period Ended
(In thousands)	April 20, 2010	April 21, 2009
Store lease termination and closure costs	$331	$155

A reconciliation of the beginning and ending store lease termination and closure accrual is as follows:

	16 Week Period Ended
(In thousands)	April 20, 2010	April 21, 2009
Balance, beginning of period	$2,333	$4,553
Adjustments	331	155
Lease payments	(882)	(1,540)

Balance, end of period	$1,782	$3,168

8. INCOME TAXES

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

During the 16 week period ended April 20, 2010, stock options related to certain former employees were cancelled. Once the requisite service has been provided, the prior book expense is not reversed. However, because a tax deduction will no longer be realized, there is no longer a temporary difference. The deferred income tax asset and related valuation allowance for these stock options at December 29, 2009 were adjusted during the 16 week period ended April 20, 2010.

The Company has not recorded a tax benefit for the 16 week period ended April 20, 2010. The Company’s effective tax rate is 0.3%. The effective tax rate is affected by pretax loss and a change in the valuation allowance related to deductible temporary differences originating during the current year.

As of April 20, 2010, there have been no material changes to the Company’s uncertain tax positions disclosure as provided in Note 14 in the Notes to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 29, 2009.

9. OTHER OPERATING, NET

Other operating, net includes gains or losses recognized in connection with the refranchise of certain Company Stores. During the 16 week periods ended April 20, 2010 and April 21, 2009, the Company recognized a gain on sale of refranchised stores of $2.1 million and a loss of $0.1 million, respectively.

10. COMMITMENTS AND CONTINGENCIES

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

11. SUBSEQUENT EVENTS

The Company completed the sale of nine of its Company Stores in refranchising transactions in May 2010. A gain on sale will be recorded during the second quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions.) Forward-looking statements include, but are not limited to, statements concerning projected new store openings, 2010 revenue growth rates, our refranchising efforts, and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive conditions. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2009.

JAMBA, INC. OVERVIEW

Jamba, Inc. is a holding company which owns and franchises Jamba Juice stores through its wholly-owned subsidiary, Jamba Juice Company. Jamba Juice Company is a leading restaurant retailer of better-for-you food and beverage offerings, including great tasting fruit smoothies, juices and teas, hot oatmeal made with organic steel cut oats, wraps, salads, sandwiches and California Flatbreads™ and a variety of baked goods and snacks. Jamba, Inc. was incorporated in January 2005 and went public through an initial public offering later that year. In November 2006, we completed our acquisition of Jamba Juice Company, which first began operations in 1990. As of April 20, 2010, there were 745 locations consisting of 458 company owned and operated stores (“Company Stores”) and 287 franchise stores (“Franchise Stores”).

EXECUTIVE OVERVIEW

Key Overall Strategies

In early 2009, we undertook five key strategic initiatives to revitalize ourselves for future growth and long-term stockholder value, which we call the BLEND Plan. We continue to execute against the BLEND Plan, the key components of which are:

•	building a customer first operationally focused service culture;

•	building a retail food capability across all four day parts (breakfast, lunch, afternoon, and dinner);

•	accelerating the development of franchise and non-traditional stores;

•	building a consumer products growth platform; and

•	continuing to implement a disciplined expense reduction plan.

2010 First Quarter Financial Highlights

Net loss decreased $4.9 million to $(5.3) million for the 16 weeks ended April 20, 2010 compared to $(10.2) million for the prior year period. The change in net loss was driven by a $2.8 million decrease in impairment of long-lived assets and a $2.1 million gain on sales of refranchised stores for the 16 weeks ended April 20, 2010 as compared to the prior period.

Diluted loss per share decreased to $(0.13) per share in the 16 weeks ended April 20, 2010 compared to $(0.19) for the prior year period.

Company Store comparable sales were (3.3)%, compared to (13.8)% for the prior year period.

Total revenue decreased $8.5 million to $80.4 million for the 16 week period ended April 20, 2010 compared to $88.9 million for the prior year period.

Consolidated EBITDA decreased $1.6 million to $(1.2) million for the 16 week period ended April 20, 2010 compared to $0.4 million for the prior year period.

Store-level EBITDA for our Company Stores decreased $2.5 million to $9.7 million for the 16 week period ended April 20, 2010 compared to $12.2 million for the prior year period.

During the quarter, virtually all of our capital expenditures were discretionary in nature, and cash and cash equivalents increased $0.4 million to $29.2 million.

2010 First Quarter Business Highlights

Company Store Sales

Our primary source of revenue is from retail sales at Company Stores. The recessionary economy continues to negatively impact sales throughout the restaurant industry. Sales at Company Stores open more than thirteen full fiscal periods (“Company Store comparable sales”) decreased 3.3% in the quarter compared to the prior year period. We continued to see improving sales trends such as improved traffic, higher attachment rates on food and higher average check, and less pronounced Company Store comparable sales declines than during each of the four quarters in fiscal 2009, with a goal to deliver positive comparable sales in fiscal year 2010. We believe our recent marketing and promotional initiatives, including in particular our value promotions, have contributed to improving brand awareness and customer traffic to help mitigate the effects of a challenging economy.

We have also continued to expand our food and beverage offerings with a goal of increasing average check and driving incremental sales. In March 2010, we launched our Hot Blends hot chocolate and tea latte beverages in 340 stores in key markets to introduce hot beverage items that pair well with our food offerings. We also launched larger, more appealing “meal-sized” and side salads, adding greater variety to our grab-and-go portfolio and we began a test of fresh brewed coffee in 47 stores along with coffee-based smoothies to help appeal to coffee consumers as a new demographic not previously served by our prior menu offerings.

Franchising and Refranchising

We intend to grow our retail concept primarily through the development of new Franchise Stores. In fiscal 2010, we will continue our focus of new store development at non-traditional venues such as airports and universities. During the first quarter, we opened seven new franchise locations of which six were in non-traditional venues. In fiscal 2010, we expect to open up to 50 new Franchise Stores.

In 2009, we embarked on a refranchising initiative to refranchise up to an aggregate of 150 Company Stores, as we move to a more franchise-oriented business model. During the first quarter, we sold 20 Company Stores in three refranchising transactions to new franchisees. Despite the many challenges of closing transactions due to, for example, lack of available financing, we believe we are still on track to achieve our refranchising goal by year-end.

This franchise-focused business model is expected to require less capital investment, improve margins and reduce the volatility of cash flow performance over time, while also providing cash proceeds from the refranchising transactions. An expected outcome of our franchising effort is that total revenue will continue to trend downward as we trade retail sales at Company Stores for royalties and franchise fees received from our franchisees.

Store-level Margins

During the first quarter, we continued to focus our efforts to improve store level margins in two primary ways. First, by seeking to increase sales through new product introductions such as food and hot beverages, and second, by continuing to control costs by retaining vendor rebates (as is common in the franchise industry) to cover the administrative costs of managing the system’s procurement program, having the system’s advertising fund cover the outsourced administrative costs of helping to operate and manage our marketing program, and continuing our cost savings initiatives.

Consumer Products

We continued to make good progress in our consumer products program. In the first quarter, we saw licensed Jamba-branded frozen novelty bars, make-at-home frozen smoothie kits, and active lifestyle apparel appear for the first time in retail channels. We believe the availability of these products in retail distribution helps increase brand awareness and will be a significant driver in our transformation from a made-to-order smoothie company into an active, healthy lifestyle brand.

RESULTS OF OPERATIONS — 16 WEEK PERIOD ENDED APRIL 20, 2010 AS COMPARED TO 16 WEEK PERIOD ENDED APRIL 21, 2009 (UNAUDITED)

	16 Week Period Ended
(In thousands)	April 20, 2010	% (1)	April 21, 2009	% (1)
Revenue:
Company stores	$78,470	97.6%	$87,019	97.9%
Franchise and other revenue	1,958	2.4%	1,851	2.1%

Total revenue	80,428	100.0%	88,870	100.0%

Costs and operating expenses:
Cost of sales	19,113	24.4%	21,207	24.4%
Labor	27,670	35.3%	31,918	36.7%
Occupancy	12,963	16.5%	13,748	15.8%
Store operating	10,962	14.0%	9,839	11.3%
Depreciation and amortization	4,934	6.1%	6,110	6.9%
General and administrative	10,877	13.5%	11,723	13.2%
Impairment of long-lived assets	171	0.2%	3,026	3.4%
Other operating, net	(1,176)	(1.4)%	236	0.3%

Total costs and operating expenses	85,514	106.3%	97,807	110.1%

Loss from operations	(5,086)	(6.3)%	(8,937)	(10.1)%

Other expense, net:
Gain from derivative liabilities	—	0.0%	165	0.2%
Interest income	24	0.0%	334	0.4%
Interest expense	(177)	(0.2)%	(1,749)	(2.0)%

Total other expense, net	(153)	(0.2)%	(1,250)	(1.4)%

Loss before income taxes	(5,239)	(6.5)%	(10,187)	(11.5)%
Income tax expense	(17)	0.0%	(17)	0.0%

Net loss	(5,256)	(6.5)%	(10,204)	(11.5)%

Preferred stock dividends and deemed dividends	(1,803)	(2.2)%	—	0.0%

Net loss attributable to common stockholders	$(7,059)	(8.7)%	$(10,204)	(11.5)%

(1)	Cost of sales, labor, occupancy and store operating percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue.

Revenue

(in 000’s)

	16 Week Period Ended April 20, 2010	% of Total Revenue	16 Week Period Ended April 21, 2009	% of Total Revenue
Revenue:
Company stores	$78,470	97.6%	$87,019	97.9%
Franchise and other revenue	1,958	2.4%	1,851	2.1%

Total revenue	$80,428	100.0%	$88,870	100.0%

Total revenue is comprised of revenue from Company Stores, royalties and fees from Franchise Stores and licensing revenue. Total revenue decreased 9.5% to $80.4 million for the 16 week period ended April 20, 2010 compared to $88.9 million for the 16 week period ended April 21, 2009. Company Store revenue decreased $8.5 million or 9.8% to $78.5 million compared to $87.0 million for the prior year period. This decrease in Company Store revenue is primarily attributable to a net decrease of 41 Company Stores operating since the prior year period, which includes opening three new Company Stores, closing seven Company Stores and refranchising 37 Company Stores in connection with our refranchising initiative. The decrease in Company Store revenue was also affected by a decrease in transaction count, partially offset by an increase in average check, as evidenced by the Company Store comparable sales decrease of 3.3% compared to the prior year period. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least 13 full fiscal periods. As of April 20, 2010 approximately 98% of our Company Stores had been open for at least 13 full fiscal periods.

Franchise and other revenue increased 5.8% to $2.0 million compared to $1.9 million for the prior year period. The number of Franchise Stores as of April 20, 2010 was 287 as compared to 233 stores as of April 21, 2009. The increase in franchise and other revenue is due primarily to a $0.3 million increase in royalty revenue resulting from the net increase in the number of Franchise Stores operating compared to the prior year period, largely offset by the nonrecurrence of franchise support reimbursements from franchisees paid in the prior year period.

Cost of Sales

(in 000’s)

	16 Week Period Ended April 20, 2010	% of Company Store Revenue	16 Week Period Ended April 21, 2009	% of Company Store Revenue
Cost of sales	$19,113	24.4%	$21,207	24.4%

Cost of sales is mostly comprised of fruit, dairy and other products used to make smoothies, cost of prepared foods such as our grab-and-go menu offerings introduced in the middle of fiscal 2009, paper products, and costs related to managing our procurement program. Cost of sales decreased $2.1 million or 9.9% to $19.1 million for the 16 week period ended April 20, 2010, compared to $21.2 million for the prior year period. This decrease was primarily attributable to the net decrease in Company Stores operating compared to the prior year period, cost savings initiatives implemented during the middle of fiscal 2009 and a decrease in Company Store comparable sales which resulted in reduced purchasing levels. Cost of sales as a percentage of Company Store revenue was flat compared to the prior year period, which was primarily attributable to cost savings initiatives implemented during the middle of fiscal 2009 and price increases taken, which were offset by the cost of prepared foods, reclassification of costs associated with managing the system’s procurement program and increased value promotion activity relative to the prior year period.

Labor

(in 000’s)

	16 Week Period Ended April 20, 2010	% of Company Store Revenue	16 Week Period Ended April 21, 2009	% of Company Store Revenue
Labor	$27,670	35.3%	$31,918	36.7%

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. Labor costs decreased $4.2 million or 13.3% to $27.7 million for the 16 week period ended April 20, 2010 compared to $31.9 million for the prior year period. The $4.2 million decrease was primarily attributable to the net decrease in Company Stores operating compared to the prior year period, optimization of labor scheduling and more efficient labor management. Labor cost as a percentage of Company Store revenue decreased to 35.3% in the first quarter of fiscal 2010 compared to 36.7% in the prior year period due primarily to optimization of labor scheduling and more efficient labor management, partially offset by deleverage resulting from a decrease in Company Store comparable sales.

Occupancy

(in 000’s)

	16 Week Period Ended April 20, 2010	% of Company Store Revenue	16 Week Period Ended April 21, 2009	% of Company Store Revenue
Rent	$9,912		$10,610
Common area maintenance, real estate taxes, licenses and insurance	3,051		3,138

Total occupancy	$12,963	16.5%	$13,748	15.8%

Occupancy costs include both fixed and variable portions of rent, real estate taxes, property insurance and common area maintenance charges for all Company Store locations. Occupancy costs decreased $0.7 million or 5.7% to $13.0 million for the 16 week period ended April 20, 2010 compared to $13.7 million for the prior year period. Rent decreased $0.7 million or 6.6% to $9.9 million and common area maintenance, real estate taxes and insurance decreased $0.1 million for the 16 week period ended April 20, 2010 as compared to the prior year period. These decreases were primarily attributable to the net decrease in Company Stores operating compared to the prior year period. As a percentage of Company Store revenue, total occupancy costs increased to 16.5% in the first quarter of fiscal 2010, compared to 15.8% in the prior year period, which was primarily attributable to deleverage resulting from lower Company Store comparable sales.

Store Operating

(in 000’s)

	16 Week Period Ended April 20, 2010	% of Company Store Revenue	16 Week Period Ended April 21, 2009	% of Company Store Revenue
Utilities	$2,929		$3,141
Marketing expenses	2,031		850
Repairs and maintenance	1,413		1,475
Credit card fees	888		895
Other	3,701		3,478

Total store operating	$10,962	14.0%	$9,839	11.3%

Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses. Total store operating expenses increased 11.4% to $11.0 million for the 16 week period ended April 20, 2010 compared to $9.8 million for the prior year period. The $1.2 million increase in total store operating expenses was primarily attributable to increased marketing spending and other store operating expenses partially offset by reductions in utilities, repairs and maintenance and credit card fees.

Utilities expense decreased by 6.7% to $2.9 million for the 16 week period ended April 20, 2010 compared to $3.1 million for the prior year period. The $0.2 million decrease in utilities expense was primarily attributable to a decrease in the net number of Company Stores operating in the first quarter compared to the prior year period.

Marketing expenses increased by 139% to $2.0 million for the16 week period ended April 20, 2010 compared to $0.8 million for the prior year period. The $1.2 million increase in marketing expenses was primarily attributable to higher contributions to the advertising fund which was used for increased promotional spending during the quarter compared to the prior year period.

Repairs and maintenance expense decreased by 4.2% to $1.4 million for the 16 week period ended April 20, 2010 compared to $1.5 million for the prior year period. The $0.1 million decrease in repairs and maintenance expense was primarily attributable to a decrease in the net number of Company Stores operating compared to the prior year period.

Credit card fees decreased by 1.0% to $0.9 million for the 16 week period ended April 20, 2010 compared to $0.9 million for the prior year period. Credit card fees was flat primarily due to a decrease in the net number of Company Stores operating compared to the prior year period and a decrease in Company Store comparable sales, partially offset by higher usage.

Other store operating expenses increased by 6.4% to $3.7 million for the 16 week period ended April 20, 2010 compared to $3.5 million for the prior year period. The $0.2 million increase in other store operating expense was primarily attributable to increases in point of sale system maintenance costs, software hosting fees, donations, cleaning supplies expense and contract services, partially offset by a net decrease in the number of Company Stores operating compared to the prior year period.

As a percentage of Company Store revenue, store operating expenses increased to 14.0% for the 16 week period ended April 20, 2010 compared to 11.3% in the prior year period, which was primarily attributable to increased expenditures on marketing, point of sale system maintenance costs, software hosting fees, donations, cleaning supplies expense and contract services.

Depreciation and Amortization

(in 000’s)

	16 Week Period Ended April 20, 2010	% of Total Revenue	16 Week Period Ended April 21, 2009	% of Total Revenue
Depreciation and amortization	$4,934	6.1%	$6,110	6.9%

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. Depreciation and amortization decreased $1.2 million or 19.2% to $4.9 million for the 16 week period ended April 20, 2010 compared to $6.1 million for the prior year period. As a percentage of total revenue, depreciation and amortization decreased to 6.1% for the 16 week period ended April 20, 2010 compared to 6.9% in the prior year period. The $1.2 million decrease and the decrease as a percentage of total revenue is primarily attributable to a net decrease in Company Stores operating since the prior year period, impairment charges for certain stores taken during fiscal 2009 and deleverage resulting from lower Company Store comparable sales.

General and Administrative

(in 000’s)

	16 Week Period Ended April 20, 2010	% of Total Revenue	16 Week Period Ended April 21, 2009	% of Total Revenue
Wages and payroll related expenses	$6,612		$7,203
Accounting and legal fees	990		1,179
Travel and travel-related expenses	636		651
Share-based compensation	323		514
Other	2,316		2,176

Total general and administrative	$10,877	13.5%	$11,723	13.2%

General and administrative (“G&A”) expenses include costs associated with our corporate headquarters in Emeryville, CA, field supervision, bonuses, accounting and legal fees, travel and travel-related expenses, share-based compensation and other. Total G&A expenses decreased $0.8 million or 7.2% to $10.9 million from $11.7 million in the prior year period which was primarily attributable to decreases in wages and payroll related expenses, share-based compensation, travel and travel-related expenses, accounting and legal fees and reclassification of costs associated with managing the system’s procurement program into cost of sales.

Wages and payroll related expenses decreased by 8.2% to $6.6 million for the 16 week period ended April 20, 2010 compared to $7.2 million for the prior year period. The $0.6 million decrease in wages and payroll related expenses was primarily attributable to lower field support headcount and support costs related to the net decrease in Company Stores operating compared to the prior year period which was largely driven by our refranchising efforts and the outsourcing of a portion of the administrative costs of operating and managing our marketing program, partially offset by one time severance and project related costs incurred during the period.

Accounting and legal fees decreased by 16.0% to $1.0 million for the 16 week period ended April 20, 2010 compared to $1.2 million for the prior year period. The $0.2 million decrease in accounting and legal fees was primarily attributable to more efficient and reduced use of external third-party expertise compared to the prior year period.

Travel and travel-related expenses decreased by 2.3% to $0.6 million for the 16 week period ended April 20, 2010 compared to $0.7 million for the prior year period. Travel and travel-related expenses was flat compared to the prior year period as the Company continued to effectively manage business travel.

Share-based compensation expense decreased by 37.2% to $0.3 million for the 16 week period ended April 20, 2010 compared to $0.5 million in the prior year period. The $0.2 million decrease in share-based compensation was primarily attributable to a decrease in the number of share-based grants compared to the prior year period.

Other G&A expenses increased by 6.4% to $2.3 million for the 16 week period ended April 20, 2010 compared to $2.2 million for the prior year period. The $0.1 million increase in other G&A expenses was primarily attributable to increased spending on Company initiatives and increased monitoring fees paid in connection with our prior preferred stock issuance, partially offset by reclassification of costs associated with managing our procurement program into cost of sales.

As a percentage of Company Store revenue, total G&A expenses increased to 13.5% for the 16 week period ended April 20, 2010, compared to 13.2% for the prior year period. This increase in G&A expenses as a percentage of total revenue was attributable to lower total G&A expenses driven by the factors above offset by lower Company Store comparable sales.

Impairment of long-lived assets

(in 000’s)

	16 Week Period Ended April 20, 2010	% of Total Revenue	16 Week Period Ended April 21, 2009	% of Total Revenue
Impairment of long-lived assets	$171	0.2%	$3,026	3.4%

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

We recorded long-lived asset impairment expense of $0.2 million for the 16 week period ended April 20, 2010 compared to $3.0 million for the prior year period. Impairment charges for the 16 week period ended April 20, 2010 reflects the underperformance of fewer stores as compared to the prior year period.

Other operating expense, net

(in 000’s)

	16 Week Period Ended April 20, 2010	% of Total Revenue	16 Week Period Ended April 21, 2009	% of Total Revenue
(Gain) loss on disposals	$(1,644)		$258
Other	468		(22)

Total other operating expense, net	$(1,176)	(1.4)%	$236	0.3%

Other operating expenses consist primarily of refranchise-related expense, pre-opening expense, gains and losses on disposals, amortization of jambacard™ liability and income from jambacard™ breakage. Other operating expenses decreased $1.4 million to $(1.2) million income for the 16 week period ended April 20, 2010 compared to $0.2 million expense for the prior year period.

Gain on disposals increased to $1.6 million for the 16 week period ended April 20, 2010 compared to a loss of $0.3 million in the prior year period. The $1.9 million increase was primarily attributable to $2.1 million gain on the sale of assets related to our refranchising program, partially offset by loss from disposals of property and equipment.

Other operating expense, net, other increased by 98.3% to $0.5 million for the 16 week period ended April 20, 2010. This $0.5 million increase was primarily attributable to revised estimates of expected lease termination costs offset by a decrease in other expenses compared to the prior year period.

As a percentage of total revenue, other operating expenses were (1.4)% for the first quarter of fiscal 2010 as compared to 0.3% in the prior year period. This $1.4 million decrease is primarily attributable to a $2.1 million gain on the sale of assets related to our refranchising program.

Gain from derivative liabilities

(in 000’s)

	16 Week Period Ended April 20, 2010	% of Total Revenue	16 Week Period Ended April 21, 2009	% of Total Revenue
Gain from derivative liabilities	—	—	$165	0.2%

Gain from derivative liabilities decreased $0.2 million for the 16 week period ended April 20, 2010 compared to a gain of $0.2 million for the prior year period. No gain or loss from derivative liabilities was recorded as the warrants that were classified as derivative liabilities have expired and no gain or loss was recorded for the change in the fair value of our Put and Call Right issued in connection with the issuance of our Senior Notes because it was exercised during the second fiscal quarter of 2009.

Interest income

(in 000’s)

	16 Week Period Ended April 20, 2010	% of Total Revenue	16 Week Period Ended April 21, 2009	% of Total Revenue
Interest income	$24	0.0%	$334	0.4%

Interest income represents interest earned on cash held in our interest bearing accounts. Interest income was $24,000 for the 16 week period ended April 20, 2010 compared to $0.3 million for the prior year period. The decrease in interest income was due primarily to decreases in interest rates.

Interest expense

(in 000’s)

	16 Week Period Ended April 20, 2010	% of Total Revenue	16 Week Period Ended April 21, 2009	% of Total Revenue
Interest expense	$177	0.2%	$1,749	2.0%

Interest expense for the 16 week period ended April 20, 2010 decreased to $0.2 million compared to $1.7 million for the prior year period due primarily to repayment of the previously outstanding Senior Notes.

Income tax expense

	16 Week Period Ended April 20, 2010	% of Total Revenue	16 Week Period Ended April 21, 2009	% of Total Revenue
Income tax expense	$17	0.0%	$17	0.0%

The Company has not recorded a tax benefit for the 16 week period ended April 20, 2010. The Company’s effective tax rate was 0.3% for the 16 week period ended April 20, 2010. The effective tax rate is affected by pretax loss and a change in the valuation allowance related to deductible temporary differences originating during the current year.

Our effective income tax rate was 0.2% for the 16 week period ended April 21, 2009. Our prior year tax rate was affected by a number of factors, including pretax income, operating margins and tax credits achieved during the year.

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

Consolidated EBITDA is equal to net loss less: (a) gain from derivative liabilities (b) interest income; (c) interest expense; (d) income taxes; (e) depreciation and amortization; (f) impairment of long-lived assets; and (g) other operating, net.

Our definition of Store-level EBITDA is different from Consolidated EBITDA because we further adjust net loss to exclude general and administrative expenses.

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

Consolidated EBITDA and Store-level EBITDA are not measurements determined in accordance with GAAP and should not be considered in isolation or as an alternative to income (loss) from operations or net income (loss) as indicators of financial performance. Each non-GAAP financial measure used as presented may not be comparable to other similarly titled measures used by other companies. For a reconciliation of net income (loss) to these non-GAAP financial measures, see the discussion and related tables below.

Consolidated EBITDA and Store-level EBITDA: (a) do not represent net income or cash flows from operating activities as defined by GAAP; (b) are not necessarily indicative of cash available to fund our cash flow needs; and (c) should not be considered as alternatives to net income, operating income, cash flows from operating activities or our other financial information as determined under GAAP.

The Company’s Consolidated EBITDA was $(1.2) million for the 16 week period ended April 20, 2010 as compared to $0.4 million in the prior year period. The Company’s Store-level EBITDA was $9.7 million for the 16 week period ended April 20, 2010 as compared to $12.2 million for the prior year period. A reconciliation of Consolidated EBITDA and Store-level EBITDA for the 16 week periods ended April 20, 2010 and April 21, 2009 to net loss follows:

(Dollars in thousands)

	16 Week Period Ended
	April 20, 2010	April 21, 2009
Net loss	$(5,256)	$(10,204)
Gain from derivative liabilities	—	(165)
Interest income	(24)	(334)
Interest expense	177	1,749
Income tax expense	17	17
Depreciation and amortization	4,934	6,110
Impairment of long-lived assets	171	3,026
Other operating, net	(1,176)	236

Consolidated EBITDA	(1,157)	435
General and administrative	10,877	11,723

Store-level EBITDA	$9,720	$12,158

The following table sets forth operating data that do not otherwise appear in our consolidated financial statements as of and for the 16 week periods ended April 20, 2010 and April 21, 2009:

	16 Week Period Ended
	April 20, 2010	April 21, 2009
Percentage change in Company Store comparable sales (1)	(3.3)%	(13.8)%
Total Company Stores	458	499
Total Franchise Stores	287	233
Total Stores	745	732

(1)

Percentage change in Company Store comparable sales compares the sales of Company Stores during a 16 week period in 2010 to the sales from the same Company Stores for the equivalent period in the prior year. A Company Store is included in this calculation after its thirteenth full fiscal period of operations. Sales from franchised stores are not included in the Company Store comparable sales.

The following table sets forth certain data relating to Company Stores and Franchise Stores for the periods indicated:

	April 20, 2010	April 21, 2009
Company Stores:
Beginning of period	478	511
Company Stores opened	1	0
Company Stores closed	(1)	(2)
Company Stores sold to franchisees	(20)	(10)

Total Company Stores	458	499

Franchise Stores:
Beginning of period	261	218
Franchise Stores opened	7	6
Franchise Stores closed	(1)	(1)
Franchise Stores purchased from Company	20	10

Total Franchise Stores	287	233

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Summary

The following table summarizes our cash flows for the 16 week period ended April 20, 2010 and April 21, 2009 (in thousands):

	16 Week Period Ended April 20, 2010	16 Week Period Ended April 21, 2009
Net cash used in operating activities	$(1,303)	$(787)
Net cash provided by (used in) investing activities	2,532	(1,497)
Net cash used in financing activities	(751)	(101)

Net increase (decrease) in cash and cash equivalents	478	$(2,385)

Operating Activities

In the 16 week period ended April 20, 2010, net cash used in operating activities was approximately $1.3 million, compared with net cash used in operating activities of approximately $0.8 million in the 16 week period ended April 21, 2009. The increase in net cash used in operating activities for the 16 week period ended April 20, 2010 as compared to the 16 week period ended April 21, 2009 primarily resulted from changes in working capital, combined with the Company’s net loss excluding shared-based compensation, depreciation and amortization and other non-cash expenses.

Investing Activities

In the 16 week period ended April 20, 2010, net cash provided by investing activities was approximately $2.5 million, compared with net cash used in investing activities of approximately $1.5 million in the 16 week period ended April 21, 2009. Cash provided by investing activities resulted from $5.0 million received for the refranchising of our Company Stores, partially offset by capital expenditures.

Capital expenditures were the largest component of our investing activities in the current period and the prior year period and include expenditures for the funding of the acquisition of property and equipment for existing Company Stores. Capital expenditures for the 16 week period ended April 20, 2010 total approximately $2.5 million as compared to approximately $1.8 million for the 16 week period ended April 21, 2009. During the 16 week period ended April 20, 2010, we opened one new Company Store. The increase in capital expenditures resulted primarily from the Company’s decision to invest in equipment and fixtures related to our food offering and in discretionary expenditures to refresh the look and feel of some of our Company Stores.

In fiscal 2010, we expect capital expenditures to be between $9 million to $11 million depending on liquidity. We expect to open less than five new Company Stores as we focus our growth on franchise development. We anticipate investing in new equipment to support building our food capability and, on a discretionary basis, embark on a Company Store “refresh program” and upgrade our information system technology.

Financing Activities

In the 16 week period ended April 20, 2010, net cash used in financing activities was $0.8 million, compared with net cash used in financing activities of $0.1 million in the 16 week period ended April 21, 2009. Cash used in financing for the 16 week period ended April 20, 2010 resulted from preferred stock dividend payments of $0.8 million, cash paid for our capital leases of $0.1 million, partially offset by cash received from stock option exercises of $0.1 million.

Capital Resources

As of April 20, 2010, we had cash and cash equivalents of $29.2 million compared to $28.8 million as of December 29, 2009. Our primary sources of liquidity are the remaining cash on hand resulting from the issuance of the Series B Preferred Stock, cash flows provided by operating activities and proceeds from refranchising transactions. As of April 20, 2010, we held $2.8 million in restricted cash which represented cash held in money market accounts or certificates of deposit to collateralize our letters of credit.

On May 28, 2009, we announced the launch of a refranchising program that is expected to involve as many as 150 Company Stores primarily located outside of California to existing or prospective franchisees. During the quarter, we sold 20 stores for an aggregate gross selling price of $5.0 million. As of April 20, 2010, the Company has sold 47 stores for an aggregate gross selling price of $9.2 million. During 2010, we expect the sale of Company Stores to generate additional cash which we intend to use to fund future growth initiatives and for working capital.

Our primary liquidity and capital requirements are for working capital, general corporate needs and the fiscal 2010 capital expenditures described above. We expect that our primary sources of liquidity will be sufficient to fund working capital, general corporate needs and the non-discretionary capital expenditures for at least the next 12 months. The use of cash to fund discretionary capital expenditures will be based on the need to conserve our capital.

The adequacy of our available funds will depend on many factors, including the macroeconomic environment, the operating performance of our Company Stores, the successful expansion of our franchise and licensing programs and the successful rollout and consumer acceptance of our food initiatives.

Contractual Obligations

There have been no significant changes to our contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 29, 2009, other than obligations with respect to dividends payable in connection with, or payments for redemption of, our outstanding Series B-1 and Series B-2 Preferred Stock. The decreases in the obligations relating to our preferred stock were a result of voluntary conversions of some of the shares of previously outstanding preferred stock into common stock by the holders thereof that occurred after December 29, 2009.

	Payments Due by Period (in 000’s)
	Total	Less Than 1 Year	1-2 Years	3-4 Years	5 or More Years
Series B redeemable preferred stock redemption	$27,657	$—	$—	$—	$27,657
Dividends for Series B redeemable preferred stock	14,542	2,455	4,425	4,419	3,243

COMMODITY PRICES, AVAILABILITY AND GENERAL RISK CONDITIONS

We contract for significant amounts of individually quick frozen fruit, fruit concentrate and dairy products to support the needs of both our Company Stores and franchise stores. The price and availability of these commodities directly impacts our results of operations and can be expected to impact our future results of operations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no significant changes to the policies and estimates as discussed in our Annual Report on Form 10-K for the year ended December 29, 2009.

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

We purchase fruit based on short-term seasonal pricing agreements. These short-term agreements generally set the price of procured frozen fruit and 100% fruit juice concentrates for less than one year based on estimated annual requirements. In order to mitigate the effects of price changes in any one commodity on its cost structure, we contract with multiple suppliers both domestically and internationally. These agreements typically set the price for some or all of our estimated annual fruit requirements, protecting us from short-term volatility. Nevertheless, these agreements typically contain a force majeure clause, which, if utilized (such as when hurricanes in 2004 destroyed the Florida orange crop and more recently with the freeze that affected California citrus), may subject us to significant price increases.

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

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 20, 2010.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended April 20, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s risk factors are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2009 and have not materially changed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of May, 2010.

JAMBA, INC.

By:	/S/ JAMES D. WHITE
James D. White
Chairman of the Board, Chief Executive Officer and President

By:	/S/ KAREN L. LUEY
Karen L. Luey
Chief Financial Officer and Senior Vice President
(Principal Financial Officer and Chief Accounting Officer)