Form 10-Q
period 2010-07-13
JAMBA, INC.
filed 2010-08-19
CIK 1316898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 13, 2010

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

The number of shares of common stock of Jamba, Inc. issued and outstanding as of August 13, 2010 was 59,587,136.

JAMBA, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED JULY 13, 2010

Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I - FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JAMBA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)	July 13, 2010	December 29, 2009
ASSETS
Current assets:
Cash and cash equivalents	$34,263	$28,757
Restricted cash	1,950	1,324
Receivables, net of allowances of $204 and $116	5,508	9,949
Inventories	3,219	3,732
Prepaid rent	2,177	486
Prepaid taxes	191	491
Prepaid expenses and other current assets	3,488	3,684

Total current assets	50,796	48,423
Property, fixtures and equipment, net	58,753	70,266
Trademarks and other intangible assets, net	1,512	1,850
Restricted cash	768	1,399
Deferred income taxes	353	998
Other long-term assets	3,257	2,882

Total assets	$115,439	$125,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,446	$7,405
Accrued compensation and benefits	6,729	7,089
Workers’ compensation and health insurance reserves	707	1,096
Accrued jambacard liability	30,125	38,255
Other accrued expenses	13,468	10,510

Total current liabilities	57,475	64,355
Long-term workers’ compensation and health insurance reserves	853	1,158
Deferred rent and other long-term liabilities	15,733	14,700

Total liabilities	74,061	80,213

Commitments and contingencies (Note 10)
Series B redeemable preferred stock, $.001 par value, 304,348 shares authorized; 237,463 and 304,348 shares issued and outstanding at July 13, 2010 and December 29, 2009, respectively	24,496	31,069
Stockholders’ equity:
Common stock, $.001 par value, 150,000,000 shares authorized; 59,585,986 and 52,712,528 shares issued and outstanding at July 13, 2010 and December 29, 2009, respectively	60	53
Additional paid-in capital	362,331	356,320
Accumulated deficit	(345,509)	(341,837)

Total stockholders’ equity	16,882	14,536

Total liabilities and stockholders’ equity	$115,439	$125,818

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	12 Week Period Ended		28 Week Period Ended
(In thousands, except share and per share amounts)	July 13, 2010	July 14, 2009	July 13, 2010	July 14, 2009
Revenue:
Company stores	$72,250	$81,662	$150,720	$168,681
Franchise and other revenue	1,823	1,516	3,781	3,283

Total revenue	74,073	83,178	154,501	171,964

Costs and operating expenses:
Cost of sales	17,124	19,309	36,237	40,516
Labor	21,424	25,395	49,094	57,313
Occupancy	9,363	10,145	22,326	23,893
Store operating	9,896	9,811	20,858	19,650
Depreciation and amortization	3,490	4,344	8,424	10,454
General and administrative	9,361	8,185	20,238	19,908
Impairment of long-lived assets	2,121	7,548	2,292	10,575
Other operating, net	(397)	158	(1,573)	309

Total costs and operating expenses	72,382	84,895	157,896	182,618

Income (loss) from operations	1,691	(1,717)	(3,395)	(10,654)

Other expense, net:
Gain from derivative liabilities	—	1,432	—	1,597
Interest income	14	30	38	364
Interest expense	(112)	(4,851)	(289)	(6,600)

Total other expense, net	(98)	(3,389)	(251)	(4,639)

Income (loss) before income taxes	1,593	(5,106)	(3,646)	(15,293)
Income tax expense	(9)	(17)	(26)	(34)

Net income (loss)	1,584	(5,123)	(3,672)	(15,327)

Preferred stock dividends and deemed dividends	(660)	(226)	(2,463)	(226)

Net income available (loss attributable) to common stockholders	$924	$(5,349)	$(6,135)	$(15,553)

Weighted-average shares used in the computation of earnings (loss) per share:
Basic	59,436,905	54,095,490	56,397,289	54,435,626
Diluted	61,309,101	54,095,490	56,397,289	54,435,626
Earnings (loss) per share:
Basic	$0.02	$(0.10)	$(0.11)	$(0.29)
Diluted	$0.02	$(0.10)	$(0.11)	$(0.29)

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital and Treasury	Accumulated Deficit	Stockholders’ Equity
(Dollars in thousands, except share amounts)	Shares	Amount
28 week period ended July 14, 2009
Balance as of December 30, 2008	54,690,728	$55	$358,258	$(317,892)	$40,421
Share-based compensation expense	—	—	898	—	898
Beneficial conversion feature and warrants issued related to preferred shares	—	—	1,115	—	1,115
Common stock repurchased	(2,000,000)	—	(2,499)	—	(2,499)
Redeemable preferred stock dividends	—	—	—	(226)	(226)
Net loss	—	—	—	(15,327)	(15,327)

Balance as of July 14, 2009	52,690,728	$55	$357,772	$(333,445)	$24,382

28 week period ended July 13, 2010
Balance as of December 29, 2009	52,712,528	$53	$356,320	$(341,837)	$14,536
Share-based compensation expense	—	—	686	—	686
Issuance of common stock pursuant to stock plans	184,958	—	103	—	103
Conversion of preferred stock	6,688,500	7	7,685	—	7,692
Accretion of Series B preferred shares	—	—	(1,119)	—	(1,119)
Redeemable preferred stock dividends	—	—	(1,344)	—	(1,344)
Net loss	—	—	—	(3,672)	(3,672)

Balance as of July 13, 2010	59,585,986	$60	$362,331	$(345,509)	$16,882

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	28 Week Period Ended
(In thousands)	July 13, 2010	July 14, 2009
Cash provided by operating activities:
Net loss	$(3,672)	$(15,327)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	8,424	10,454
Impairment of long-lived assets	2,292	10,575
Store lease termination, closure costs and gain (loss) on disposals	(2,442)	626
Share-based compensation	686	898
Jambacard breakage income and amortization, net	(1,415)	(1,229)
Bad debt and inventory reserves	283	(120)
Deferred rent	(301)	647
Deferred income taxes	645	—
Equity earnings from joint ventures	(51)	(88)
Gain from derivative liabilities	—	(1,597)
Write-off of prepaid loan fees and loan discount	—	2,865
Accretion of note payable	—	887
Changes in operating assets and liabilities:
Receivables	4,765	1,357
Inventories	320	(148)
Prepaid rent	(1,691)	(2,070)
Prepaid taxes	300	5,644
Prepaid expenses and other current assets	(109)	—
Trademarks and other intangible assets	(137)	—
Restricted cash from operating activities	5	(65)
Other long-term assets	1	83
Accounts payable	(272)	(2,634)
Accrued compensation and benefits	(360)	260
Workers’ compensation and health insurance reserves	(694)	(1,716)
Accrued jambacard liability	(6,715)	(4,168)
Other accrued expenses	3,077	(334)
Other long-term liabilities	777	(1,018)

Cash provided by operating activities	3,716	3,782

Cash provided by (used in) investing activities:
Capital expenditures	(5,333)	(5,857)
Proceeds from sale of stores	8,448	1,050
Investment in joint ventures	—	—
Decrease in restricted cash	—	5,000

Cash provided by investing activities	3,155	193

Cash (used in) provided by financing activities:
Preferred stock dividends paid	(1,309)	—
Payment on capital leases	(159)	(142)
Proceeds from stock options exercised	103	—
Proceeds from issuance of redeemable preferred stock	—	34,115
Payments of costs for issuance of redeemable preferred stock	—	(1,867)
Payments on debt facility	—	(25,000)
Payment on exercise of put agreement	—	(3,000)

Cash (used in) provided by financing activities	(1,365)	4,106

Net increase in cash and cash equivalents	5,506	8,081

	28 Week Period Ended
(In thousands)	July 13, 2010	July 14, 2009
Cash and cash equivalents at beginning of period	28,757	20,822

Cash and cash equivalents at end of period	$34,263	$28,903

Supplemental cash flow information:
Cash paid for interest	$290	$2,705
Income taxes paid	18	12
Noncash investing and financing activities:
Property, fixtures and equipment in accounts payable	$(687)	$(150)
Conversion of preferred stock	7,692	—
Accretion of preferred stock issuance costs	1,119	—
Dividend accruals	35	226
Note receivable from sale of stores	325	1,100
Beneficial conversion feature of redeemable preferred stock	—	885
Warrants issued in conjunction with issuance of redeemable preferred stock	—	230

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Jamba, Inc., a Delaware corporation (together with its wholly-owned subsidiary, Jamba Juice Company (the “Company”)) is a leading restaurant retailer of better-for-you food and beverage offerings, including great tasting fruit smoothies, juices and teas, hot oatmeal made with organic steel cut oats, wraps, salads, sandwiches and California Flatbreads™ and a variety of baked goods and snacks. As of July 13, 2010, there were 743 locations consisting of 432 company-owned and operated stores (“Company Stores”) and 311 franchise stores (“Franchise Stores”).

Unaudited Interim Financial Information—The condensed consolidated balance sheet as of July 13, 2010, the condensed consolidated statements of operations for each of the 12 week and 28 week periods ended July 13, 2010 and July 14, 2009 and the condensed statements of cash flows and stockholders’ equity for the 28 week periods ended July 13, 2010 and July 14, 2009 have been prepared by the Company, without audit, and have been prepared on the same basis as the Company’s audited consolidated financial statements. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position as of July 13, 2010 and the results of operations and cash flows for the 12 week and 28 week periods ended July 13, 2010 and July 14, 2009. The condensed consolidated balance sheet as of December 29, 2009 has been derived from the Company’s audited consolidated financial statements. Operating results for the 12 week and 28 week periods ended July 13, 2010 are not necessarily indicative of the results that may be expected for the year ending December 28, 2010. The Company reports its results of operations on a 52-week or 53-week fiscal year, which is comprised of thirteen 4-week periods or twelve 4-week periods and one 5-week period. The first fiscal quarter is 16 weeks, the second and third fiscal quarters each are 12 weeks, and the fourth quarter is 12 or 13 weeks.

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

Advertising Fund—The Company participates with its franchisees in an advertising fund, established in fiscal 2010, to collect and administer funds contributed for use in advertising and promotional programs which are designed to increase sales and enhance the reputation of the Company and its franchise owners. Contributions to the advertising fund are required for Company Stores and traditional Franchise Stores and are generally based on a percent of store sales. The Company has control of the advertising fund. The fund is consolidated and the Company reports all assets and liabilities of the fund that it consolidates.

The advertising fund assets, consisting primarily of cash received from the Company and franchisees and accounts receivable from franchisees, can only be used for selected purposes and are considered restricted. The advertising fund liabilities represent the corresponding obligation arising from the receipts of the marketing program. In accordance with ASC Topic 952-605-25, the receipts from the franchisees are recorded as a liability against which specified advertising costs are charged. The Company does not reflect franchisee contributions to the fund in its Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows. Advertising fund assets as of July 13, 2010 include cash of $0.9 million, which is recorded in restricted cash, and $0.6 million of receivables from franchisees, which is recorded in accounts receivable on the consolidated balance sheet. Advertising fund liabilities as of July 13, 2010 of $1.6 million are reported in other accrued expenses and accounts payable on the consolidated balance sheet. There were no advertising fund assets or advertising fund liabilities as of December 29, 2009.

Comprehensive Income—Comprehensive income is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments from owners and distributions to owners. Comprehensive income (loss) equals net income (loss) for all periods presented.

Earnings (Loss) Per Share—Earning (loss) per share is computed in accordance with Accounting Standards Codification (“ASC”) 260. Basic earnings (loss) per share is computed based on the weighted-average of common shares outstanding during the period. Diluted earnings (loss) per share is computed based on the weighted-average number of common shares and potentially dilutive securities, which includes outstanding warrants and outstanding options and restricted stock awards granted under the Company’s stock option plans.

Anti-dilutive shares, including convertible preferred shares, have been excluded from the calculation of diluted weighted-average shares outstanding. Anti-dilutive shares of 25.4 million and 14.2 million have been excluded from the calculation of diluted weighted-average shares outstanding in the 12 week periods ended July 13, 2010 and July 14, 2009, respectively. Anti-dilutive shares of 33.3 million and 10.0 million have been excluded from the calculation of diluted weighted-average shares outstanding in the 12 and 28 week periods ended July 13, 2010 and July 14, 2009, respectively.

For purposes of determining the net income available (loss attributable) to common stockholders used in the computation of earnings (loss) per share, the amount of the income (loss) is increased (decreased) by the preferred stock dividends and deemed dividends. The deemed dividend represents the accretion of the issuance costs and beneficial conversion feature of the Company’s preferred stock. As the convertible preferred shares are anti-dilutive, the dividends and deemed dividends related to the preferred stock have not been added back to the net income available to common stockholders and the number of preferred shares have not been included in the diluted earnings per share calculation.

The number of incremental shares from the assumed exercise of restricted stock awards, warrants and options was calculated by applying the treasury stock method. The “if converted” method was used for the conversion of preferred stock. A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations is as follows (in thousands, except shares):

	12 Week Period Ended		28 Week Period Ended
	July 13, 2010	July 14, 2009	July 13, 2010	July 14, 2009
Net income available (loss attributable) to common stockholders (numerator for basic and diluted earnings (loss) per share)	$924	$(5,349)	$(6,135)	$(15,553)

Basic weighted-average shares outstanding	59,436,905	54,095,490	56,397,289	54,435,626
Incremental shares from assumed exercise of restricted stock awards, warrants and options	1,872,196	—	—	—

Diluted weighted-average shares outstanding	61,309,101	54,095,490	56,397,289	54,435,626

Restricted Cash—The Company held $2.7 million in restricted cash at July 13, 2010, of which $1.9 million was classified as a current asset and $0.8 million was classified as a long-term asset. The Company held $2.7 million in restricted cash at December 29, 2009, of which $1.3 million was classified as a current asset and $1.4 million was classified as a long-term asset. Restricted cash represents cash held in money market accounts or certificates of deposits to collateralize the Company’s letters of credit and restricted cash held in the Company’s advertising fund.

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

The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements. There were no transfers between Level 1 and Level 2 measurements in the fair value hierarchy during the 28 week period ended July 13, 2010.

2. ASSETS HELD FOR SALE

Assets held for sale consists of Company Stores that the Company expects to refranchise. Such assets are recorded at the lower of the carrying amount or fair value less cost to sell. Fair value is determined based on the purchase price in the asset purchase agreement. Assets are no longer depreciated once classified as held for sale. Assets held for sale of $2.3 million and $2.6 million as of July 13, 2010 and December 29, 2009, respectively, include property, fixtures and equipment and are included in prepaid expenses and other current assets on the Company’s balance sheet.

3. REDEEMABLE PREFERRED STOCK

During the second quarter of Fiscal 2009, the Company issued (i) 170,000 shares of its Series B-1 Convertible Preferred Stock, par value $0.001, (the “Series B-1 Preferred”) to affiliates of Mistral Equity Partners at a price of $115 per share, for an aggregate purchase price of approximately $19.6 million, and (ii) 134,348 shares of its Series B-2 Convertible Preferred Stock, par value $0.001, (the “Series B-2 Preferred”) to CanBa Investments, LLC at a price of $115 per share, for an aggregate purchase price of approximately $15.4 million. The issuance of shares of the Series B-1 and B-2 Preferred Stock (together the “Series B Preferred Stock” or “Preferred Stock”) for $35 million, less approximately $3.1 million in total transaction costs, which includes $2.2 million in transaction fees and $885,000 paid to investors, was completed through a private placement to the purchasers as accredited investors and pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The shares of Preferred Stock and the shares of the Company’s Common Stock issuable upon conversion of the Preferred Stock include legends restricting transfer other than pursuant to an effective registration statement under the Securities Act or in accordance with an exemption from registration. The holders of the Series B Preferred Stock have the right to require the Company to redeem all or a portion of the shares of the Preferred Stock on or after seven years from the date of issuance of the Preferred Stock.

The shares of Preferred Stock are convertible at the election of the holders, at any time, into shares of Common Stock at an initial conversion price of $1.15 per share. The conversion price for the Preferred Stock is subject to customary anti-dilution adjustments for stock splits, dividends or certain other equity restructurings. After a two year period from the original date of issuance, the Company will have the right to require that the shares of Preferred Stock be converted into shares of Common Stock if (i) the Common Stock trading volume averages 150,000 shares per trading day over a 30 trading day period and (ii) the daily volume weighted average price per share of the Common Stock exceeds the product of 2.5 times the then-applicable conversion price for any 20 of the preceding 30 trading days at any time these conditions continue to be satisfied and for a period of 10 trading days thereafter. Upon exercise of this right, the Preferred Stock will be converted at the then-applicable conversion rate and the Company will be obligated to pay any then-existing dividend arrearages in cash. The Shares of Preferred Stock are entitled to an 8% dividend, payable quarterly in cash.

During the 12 week period ended July 13, 2010, holders converted 1,630 shares of outstanding Series B-1 Preferred Stock and 1,401 shares of outstanding Series B-2 Preferred Stock to an aggregate 303,100 shares of common stock at the initial conversion price of $1.15 per share. During the 28 week period ended July 13, 2010, holders converted 21,180 shares of outstanding Series B-1 Preferred Stock and 45,705 shares of outstanding Series B-2 Preferred Stock to an aggregate 6,688,500 shares of common stock at the initial conversion price of $1.15 per share. During the 12 and 28 week period ended July 13, 2010, the Company paid cash dividends on the Series B Preferred Stock totaling $0.5 million and $1.3 million, respectively. Accretion related to the Series B Preferred Stock for the 12 week and 28 week periods ended July 13, 2010 was $0.1 million and $1.1 million, respectively.

4. NOTE PAYABLE

On September 11, 2008, the Company entered into a financing agreement with Victory Park Management, LLC, as agent, and its affiliated funds as lenders whereby the Lenders purchased $25 million two-year senior secured term notes from the Company (“Senior Notes”). The Senior Notes were repaid in full on June 16, 2009. During the 12 week period and 28 week period ended July 14, 2009, the Company recorded $4.9 million and $6.6 million in interest expense, respectively.

5. SHARE-BASED COMPENSATION

The Company maintains three share-based compensation plans (collectively, the “Plans”). The Company’s 2006 Employee, Director and Consultant Stock Plan, as amended, (the “2006 Plan”) was approved by the Company’s stockholders on November 28, 2006. An amendment to the 2006 Plan was approved by the stockholders on May 20, 2010. The 2006 Plan provides for the granting of up to eight million shares of common stock in the form of nonqualified and incentive stock options, stock grants or other share-based awards to employees, nonemployee directors and consultants. In connection with the merger of the Company with Jamba Juice Company on November 28, 2006, the Company assumed the outstanding options under the Jamba Juice Company 1994 Stock Incentive Plan (the “1994 Plan”) and the Jamba Juice Company 2001 Equity Incentive Plan (the “2001 Plan”), both of which provided for the granting of nonqualified and incentive stock options to employees, nonemployee directors and consultants. No additional grants are available under the 2001 Plan and the 1994 Plan. As of July 13, 2010, there remained 3,846,076 shares available for grant under the Company’s 2006 Plan. In December 2008, the Company also granted an option covering an aggregate of 1,500,000 shares of common stock options under an inducement grant made outside of the Company’s existing equity plans. A summary of stock option activity under the Plans as of July 13, 2010, and changes during the 28 week period then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(per share)	(in thousands)
Options outstanding at December 29, 2009	5,346	$2.75
Options granted	355	2.38
Options exercised	(185)	0.56
Options cancelled	(212)	5.55

Options outstanding at July 13, 2010	5,304	$2.69	$5,293

Options vested or expected to vest at July 13, 2010	3,805	$3.21	$3,572

Options exercisable at July 13, 2010	2,108	$4.34	$1,791

The fair value of options granted was estimated at the date of grant using a Black-Scholes option-pricing model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free interest rate is based on the yield of the treasury security at grant date with a maturity closest to the expected term of the award. Expected dividends are zero based on a history of not paying cash dividends on the Company’s common stock and as the Company does not intend to pay dividends in the future. Expected volatility is based on a 75/25 blend of historic, daily stock price observations of the Company’s common stock since its inception and historic, daily stock price observations of the Company’s peers during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. Estimated forfeitures are also included as a part of the grant date estimate. The Company used historical data to estimate expected employee behaviors related to option exercises and forfeitures. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models or assumptions, nor is there a means to compare and adjust the estimates to actual values, except for annual adjustments to reflect actual forfeitures.

Share-based compensation expense, which is included in general and administrative expense, was $0.4 million and $0.4 million for the 12 week periods ended July 13, 2010 and July 14, 2009, respectively. Share-based compensation expense was $0.7 million and $0.9 million for the 28 week periods ended July 13, 2010 and July 14, 2009, respectively. At July 13, 2010, non-vested share-based compensation for stock options and restricted stock awards, net of forfeitures totaled $1.1 million. This expense will be recognized over the remaining weighted average vesting period. There was no income tax benefit related to share-based compensation expense during the 12 and 28 week periods ended July 13, 2010 and July 14, 2009.

The following are the weighted-average assumptions used to value option grants for the 12 and 28 week periods ended July 13, 2010, and July 14, 2009:

	12 Week Period Ended		28 Week Period Ended
	July 13, 2010	July 14, 2009	July 13, 2010	July 14, 2009
Weighted-average risk-free interest rate	2.07%	2.24%	2.07%	1.83%
Expected life of options (years)	6.25	5.00	6.22	5.00
Expected stock volatility	65.5%	57.9%	65.4%	56.6%
Expected dividend yield	0%	0%	0%	0%

The estimated fair value per share of stock options granted during the 12 week periods ended July 13, 2010 and July 14, 2009, was $1.46 and $0.55, respectively. The estimated fair value per share of stock options granted during the 28 week periods ended July 13, 2010 and July 14, 2009, was $1.45 and $0.30, respectively.

6. FAIR VALUE MEASUREMENT

The Company measures its cash equivalents at fair value. There is no difference between the fair value and cost of the Company’s cash equivalents. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

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

The following table presents our financial assets that were accounted for at fair value on a recurring basis as of July 13, 2010 and December 29, 2009 by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
July 13, 2010
Assets:
Cash invested in money market fund(1)	$2,076	$—	$—
December 29, 2009
Assets:
Cash invested in money market fund(2)	$2,842	$—	$—

(1)	$0.6 million included in cash and cash equivalents and $1.5 million included in restricted cash on the consolidated balance sheet at July 13, 2010.
(2)	$0.5 million included in cash and cash equivalents and $2.3 million included in restricted cash on the consolidated balance sheet at December 29, 2009.

The following table presents our assets that were accounted for at fair value on a non-recurring basis and remaining on our Condensed Consolidated Balance Sheets as of July 13, 2010 and December 29, 2009. Total losses include losses recognized from all non-recurring fair value measurements for the 12 and 28 week periods ended July 13, 2010 and July 14, 2009:

	Level 1	Level 2	Level 3
July 13, 2010
Assets:
Assets held for sale(1)	—	—	$2,257
Long-lived assets(2)	—	—	9,071
Total losses recognized for all non-recurring fair value measures for the 12 week period ended July 13, 2010	—	—	2,121
Total losses recognized for all non-recurring fair value measures for the 28 week period ended July 13, 2010	—	—	2,292

December 29, 2009
Assets:
Assets held for sale(1)	—	—	$1,319
Long-lived assets(2)	—	—	12,311
Total losses recognized for all non-recurring fair value measures for the 12 week period ended July 14, 2009	—	—	7,548
Total losses recognized for all non-recurring fair value measures for the 28 week period ended July 14, 2009	—	—	10,575

(1)	Included in prepaid expenses and other current assets on the consolidated balance sheet.
(2)	Included in property, fixtures and equipment, net on the consolidated balance sheet.

For assets that are measured using quoted prices in active markets, fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. We had cash invested in money market funds and active exchange funds of $2.1 million and $2.8 million as of July 13, 2010 and December 29, 2009, respectively.

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

7. IMPAIRMENT OF LONG LIVED ASSETS AND STORE LEASE TERMINATION AND CLOSURE COSTS

Impairment of long-lived assets

The Company reviews its portfolio of Company Stores for impairment on a regular basis. The review includes an analysis of each store’s past and present operating performance combined with projected future results. Impairment charges include the write-down of long-lived assets at stores that were assessed for impairment because of management’s intention to close the store or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable. In addition, the Company records long-lived assets at the lower of the carrying amount or fair value less selling costs once assets are classified as held for sale. Fair value is determined based on the purchase price in the agreement. The Company recorded impairment charges of $2.1 million and $7.5 million for the 12 week periods ended July 13, 2010 and July 14, 2009, respectively. Impairment charges of $2.3 million and $10.6 million were recorded for the 28 week periods ended July 13, 2010 and July 14, 2009, respectively.

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

(In thousands)	12 Week Period Ended		28 Week Period Ended
	July 13, 2010	July 14, 2009	July 13, 2010	July 14, 2009
Store lease termination and closure costs	$391	$171	$721	$326

A reconciliation of the beginning and ending store lease termination and closure accrual is as follows:

(In thousands)	12 Week Period Ended		28 Week Period Ended
	July 13, 2010	July 14, 2009	July 13, 2010	July 14, 2009
Balance, beginning of period	$1,782	$3,168	$2,333	$4,553
Adjustments	391	171	721	326
Payments	(443)	(576)	(1,324)	(2,116)

Balance, end of period	$1,730	$2,763	$1,730	$2,763

8. INCOME TAXES

At the end of each interim period, the Company calculates an estimated annual effective tax rate based on the Company’s best estimate of the tax provision (benefit) that will be provided for the full year. The income tax expense (benefit) for the period is a result of applying the estimated annual effective tax rate to the period’s actual pre-tax income (loss) and adjusting for discrete tax items.

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

During the 12 week and 28 week periods ended July 13, 2010, stock options related to certain former employees were cancelled. Once the requisite service has been provided, the prior book expense is not reversed. However, because a tax deduction will no longer be realized, there is no longer a temporary difference. The deferred income tax asset and related valuation allowance for these stock options at December 29, 2009 were adjusted during the 12 week and 28 week periods ended July 13, 2010.

The Company has not recorded a tax benefit for the 12 week and 28 week periods ended July 13, 2010. The Company’s effective tax rate is 0.6% and 0.7%, respectively. The effective tax rate is affected by pretax income or loss and a change in the valuation allowance related to deductible temporary differences originating during the current year.

As of July 13, 2010, there have been no material changes to the Company’s uncertain tax positions disclosure as provided in Note 14 in the Notes to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 29, 2009. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to the end of December 2010. As of July 13, 2010 approximately $0.4 million of unrecognized tax benefits are expected to reverse in the next twelve months due to the expiration of the statute of limitations.

9. OTHER OPERATING, NET

Other operating, net includes gains or losses recognized in connection with the refranchise of certain Company Stores. During the 12 week and 28 week periods ended July 13, 2010, the Company recognized a gain on sale of refranchised stores of $1.0 million and $3.2 million, respectively. No gain or loss was recognized from the sale of refranchised stores during the 12 and 28 week periods ended July 14, 2009.

10. COMMITMENTS AND CONTINGENCIES

The Company records a liability for litigation claims and contingencies when payment is probable and the amount of loss can be reasonably estimated.

Three putative class action lawsuits, brought on behalf of former employees, are pending against the Company. These lawsuits, brought in 2008, 2009, and 2010, respectively, allege the Company failed to comply with various California labor laws. In August 2010, after engaging in settlement negotiations, the Company reached settlements for two of the lawsuits, each on a California statewide basis. The settlements are currently being memorialized and will then be presented to the respective courts for approval. The settlements do not include any admission of wrongdoing by the Company. There is no assurance that the terms of the settlements negotiated between the respective parties will be memorialized into definitive settlement agreements, or that the courts will approve of the settlement terms agreed to among the respective parties. However, the Company has established an accrual based on the expected amount the Company will pay under the settlements. Should the settlements be approved, parts of the third lawsuit which overlap with the other two lawsuits are expected to be dismissed. The Company denies the allegations in the remaining claims of this lawsuit, believes they are without merit, and intends to vigorously defend itself against them.

The Company is a defendant in other litigation arising in the normal course of business. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of the Company’s management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations, liquidity or financial condition of the Company.

11. SUBSEQUENT EVENTS

The Company completed the sale of 33 of its Company Stores in refranchising transactions since July 13, 2010. A gain on sale from these transactions will be recorded during the fiscal third quarter ending October 5, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions). Forward-looking statements include, but are not limited to, statements concerning projected new store openings, 2010 revenue growth rates, global sourcing, distribution strategies and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive conditions. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2009 and in this Quarterly Report on Form 10-Q.

JAMBA, INC. OVERVIEW

Jamba, Inc. is a holding company which owns and franchises Jamba Juice stores through its wholly-owned subsidiary, Jamba Juice Company. Jamba Juice Company is a leading restaurant retailer of better-for-you food and beverage offerings, including great tasting fruit smoothies, juices and teas, hot oatmeal made with organic steel cut oats, wraps, salads, sandwiches and California Flatbreads™ and a variety of baked goods and snacks. Jamba, Inc. was incorporated in January 2005 and went public through an initial public offering later that year. In November 2006, we completed our acquisition of Jamba Juice Company, which first began operations in 1990. As of July 13, 2010, there were 743 locations consisting of 432 Company Stores and 311 Franchise Stores.

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

2010 Second Quarter Financial Highlights

•

Net income was $1.6 million, an improvement of $6.7 million over the prior year period, driven primarily by a decrease in impairment of long-lived assets, a reduction in interest expense, and a gain from the Company’s refranchising activities, partially offset by charges to settle outstanding litigation.

•	Diluted earnings per share was $0.02 per share for the 12 weeks ended July 13, 2010 compared to a loss per share of ($0.10) for the prior year period.

•	Total revenue decreased (10.9%) to $74.1 million from $83.2 million from prior year period reflecting a decrease of $9.1 million primarily due to the reduction in the number of Company Stores.

•	Company-owned comparable store sales decreased (2.4%) compared to (13.7%) for the prior year period. This result reflects a 90 basis point sequential improvement over the first fiscal quarter of 2010.

•	Store-level EBITDA decreased $2.2 million to $16.3 million compared to $18.5 million for the prior year period.

•	Consolidated EBITDA decreased $3.4 million to $6.9 million compared to $10.3 million for the prior year period.

2010 Second Quarter Business Highlights

Company Store Sales

We recorded our fifth sequential quarter of improved comparable store sales, posting a 90 basis point improvement in Q2 over our first quarter performance to a decrease of 2.4%. In our New York and Florida markets, comparable store sales were positive. In addition to our comparable stores sales performance, we have also delivered sequential quarter-to-quarter gains in store traffic. While we will continue to face the challenges of a slowly recovering economy and an unexpected, exceptionally cool summer in California, where approximately 70% of our Company Stores are located, we feel very good about our fundamentals and business model.

We have continued to expand our food and beverage offerings, with a goal of driving sales by increasing average check and attachment rates. During the second quarter, we launched five new smoothies, include two coffee smoothies and three Super-Fruit smoothies. Our Hot Blended Beverages are now available in over 400 stores and we offer hot coffee in 45 stores with an anticipated rollout to more than 300 locations this Fall.

Our marketing program, which we have increased to a level that will better support our efforts is designed to drive traffic and awareness. Our everyday weekday “Feel Good Specials” are providing customers with daily deals, highlighting the range of Jamba products and encouraging customers to come back to our stores throughout the week to try new items at value prices.

Franchising and Refranchising

We continue to grow our restaurant concept primarily through the development of new Franchise Stores, which will be primarily in non-traditional venues such as airports and universities. During the second quarter of 2010, we opened four new non-traditional franchise locations and expect to open up 30-50 new Franchise Stores.

In 2009, we embarked on a refranchising initiative to refranchise up to an aggregate of 150 Company Stores, as we move to a more franchise-oriented business model. During the second quarter, we completed the sale of 22 Company Stores in six refranchising transactions to franchisees. With the 33 additional locations sold after the second quarter, the refranchising initiative is approximately 70% complete. The buyers in these transactions have also undertaken development obligations, under which they have committed to opening new additional Franchise Stores over the next five years. We believe we are still on track to achieve our goal of refranchising 150 stores by year-end.

We have also made significant progress towards international expansion of our franchise concept. In June of 2010 we announced that we entered into a master development agreement with a premier retailer in South Korea that operates approximately 4,500 stores across several brands. Under the terms of the agreement, our franchisee has committed to opening at least 200 Franchise Stores in South Korea over the next 10 years, and we are targeting to open the first store in late 2010.

As we move forward, our franchise-focused business model is expected to require less capital investment and reduce the volatility of cash flow performance over time. A natural and expected outcome of our franchising effort is that total revenue will continue to trend downward as we trade retail sales at Company Stores for royalties and franchise fees received from our franchisees, but we expect that the overall shift will ultimately result in improved free cash flows.

Store-level Margins

We continue to optimize our labor scheduling and more efficient labor management system which allows us to maintain our store-level margins as compared to the prior year despite the deleverage impact from decreased Company Store comparable sales during the second quarter. During the third quarter, we will continue to focus our efforts to improve store-level margins by continuing our cost savings initiatives.

Consumer Products

During the second quarter, we continued to make progress on our consumer products licensing platform. Our “Jamba” branded products, such as our frozen smoothie kits and frozen novelty bars went into nationwide distribution with key retailers. We also initiated a test of Jamba fresh and premium food products in 100 convenience stores in the Northern California market. We continue to believe the availability of these products in retail distribution helps increase brand awareness and will be a significant driver in our transformation from a made-to-order smoothie company into an active, healthy lifestyle brand.

RESULTS OF OPERATIONS — 12 WEEK PERIOD ENDED JULY 13, 2010 AS COMPARED TO 12 WEEK PERIOD ENDED JULY 14, 2009 (UNAUDITED)

	12 Week Period Ended
(In thousands)	July 13, 2010	% (1)	July 14, 2009	% (1)
Revenue:
Company stores	$72,250	97.5%	$81,662	98.2%
Franchise and other revenue	1,823	2.5%	1,516	1.8%

Total revenue	74,073	100.0%	83,178	100.0%

Costs and operating expenses:
Cost of sales	17,124	23.7%	19,309	23.6%
Labor	21,424	29.7%	25,395	31.1%
Occupancy	9,363	13.0%	10,145	12.4%
Store operating	9,896	13.7%	9,811	12.0%
Depreciation and amortization	3,490	4.7%	4,344	5.2%
General and administrative	9,361	12.6%	8,185	9.8%
Impairment of long-lived assets	2,121	2.9%	7,548	9.1%
Other operating, net	(397)	(0.5)%	158	0.2%

Total costs and operating expenses	72,382	97.7%	84,895	102.1%

Income (loss) from operations	1,691	2.3%	(1,717)	(2.1)%

Other expense, net:
Gain from derivative liabilities	—	0.0%	1,432	1.7%
Interest income	14	0.0%	30	0.0%
Interest expense	(112)	(0.2)%	(4,851)	(5.7)%

Total other expense, net	(98)	(0.2)%	(3,389)	(4.0)%

Income (loss) before income taxes	1,593	2.1%	(5,106)	(6.1)%
Income tax expense	(9)	0.0%	(17)	0.0%

Net income (loss)	1,584	2.1%	(5,123)	(6.1)%

Preferred stock dividends and deemed dividends	(660)	(0.9)%	(226)	(0.3)%

Net income available (loss attributable) to common stockholders	$924	1.2%	$(5,349)	(6.4)%

(1)	Cost of sales, labor, occupancy and store operating percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue.

Revenue

(in 000’s)

	12 Week Period Ended July 13, 2010	% of Total Revenue	12 Week Period Ended July 14, 2009	% of Total Revenue
Revenue:
Company stores	$72,250	97.5%	$81,662	98.2%
Franchise and other revenue	1,823	2.5%	1,516	1.8%

Total revenue	$74,073	100.0%	$83,178	100.0%

Total revenue is comprised of revenue from Company Stores, royalties and fees from Franchise Stores and licensing revenue. Total revenue decreased $9.1 million or 10.9% to $74.1 million for the 12 week period ended July 13, 2010 compared to $83.2 million for the prior year period. Company Store revenue decreased $9.4 million or 11.5% to $72.3 million compared to $81.7 million for the prior year period. This decrease in Company Store revenue is primarily attributable to a net decrease of 58 Company Stores operating since the prior year period due to our refranchising initiative. The decrease in Company Store revenue was also affected by a decrease in Company Store comparable sales of 2.4% compared to the prior year period. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least 13 full fiscal periods. As of July 13, 2010 approximately 98% of our Company Stores had been open for at least 13 full fiscal periods.

Franchise and other revenue increased 20.3% to $1.8 million compared to $1.5 million for the prior year period. The number of Franchise Stores as of July 13, 2010 was 311 as compared to 244 stores as of July 14, 2009. The increase in franchise and other revenue is due primarily to a $0.3 million increase in royalty revenue resulting from the net increase in the number of Franchise Stores operating compared to the prior year period.

Cost of sales

(in 000’s)

	12 Week Period Ended July 13, 2010	% of Company Store Revenue	12 Week Period Ended July 14, 2009	% of Company Store Revenue
Cost of sales	$17,124	23.7%	$19,309	23.6%

Cost of sales is mostly comprised of fruit, dairy and other products used to make smoothies, cost of prepared foods such as our grab-and-go menu offerings introduced in the middle of fiscal 2009, paper products, and costs related to managing our procurement program. Cost of sales decreased $2.2 million or 11.3% to $17.1 million for the 12 week period ended July 13, 2010, compared to $19.3 million for the prior year period. This $2.2 million decrease was primarily attributable to the net decrease in Company Stores operating compared to the prior year period which resulted in reduced aggregate Company Store purchasing levels. Cost of sales as a percentage of Company Store revenue was relatively flat compared to the prior year period.

Labor

(in 000’s)

	12 Week Period Ended July 13, 2010	% of Company Store Revenue	12 Week Period Ended July 14, 2009	% of Company Store Revenue
Labor	$21,424	29.7%	$25,395	31.1%

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. Labor costs decreased $4.0 million or 15.6% to $21.4 million for the 12 week period ended July 13, 2010 compared to $25.4 million for the prior year period. The $4.0 million decrease was primarily attributable to the net decrease in Company Stores operating compared to the prior year period, optimization of labor scheduling and more efficient labor management. Labor costs as a percentage of Company Store revenue decreased to 29.7% in the 12 week period ended July 13, 2010 compared to 31.1% in the prior year period due primarily to optimization of labor scheduling and more efficient labor management, partially offset by deleverage resulting from a decrease in Company Store comparable sales and increased value promotion activity.

Occupancy

(in 000’s)

	12 Week Period Ended July 13, 2010	% of Company Store Revenue	12 Week Period Ended July 14, 2009	% of Company Store Revenue
Rent	$7,069		$7,954
Common area maintenance, real estate taxes, licenses and insurance	2,294		2,191

Total occupancy	$9,363	13.0%	$10,145	12.4%

Occupancy costs include both fixed and variable portions of rent, real estate taxes, property insurance and common area maintenance charges for all Company Store locations. Occupancy costs decreased $0.8 million or 7.7% to $9.4 million for the 12 week period ended July 13, 2010 compared to $10.1 million for the prior year period. Rent decreased $0.9 million or 11.1% to $7.1 million. This decrease was primarily attributable to a net decrease in Company Stores operating since the prior year period. Common area maintenance, real estate taxes, licenses and insurance was relatively flat for the 12 week period ended July 13, 2010 at $2.3 million, compared to $2.2 million in the prior year period. This was primarily attributable to higher personal property taxes, licenses and permit fees, partially offset by the net decrease in the number of Company Stores operating compared to the prior year period. Total occupancy costs as a percentage of Company Store revenue increased to 13.0% in the second quarter of fiscal 2010, compared to 12.4% in the prior year period, which was primarily attributable to the factors described above and deleverage resulting from a decrease in Company Store comparable sales.

Store operating

(in 000’s)

	12 Week Period Ended July 13, 2010	% of Company Store Revenue	12 Week Period Ended July 14, 2009	% of Company Store Revenue
Utilities	$2,519		$2,753
Marketing	2,190		1,851
Repairs and maintenance	1,187		1,205
Credit card fees	905		926
Other	3,095		3,076

Total store operating	$9,896	13.7%	$9,811	12.0%

Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses. Total store operating expenses increased 0.9% to $9.9 million for the 12 week period ended July 13, 2010 compared to $9.8 million for the prior year period. The $0.1 million increase in total store operating expenses was primarily attributable to increased marketing spending, partially offset by decreases in utilities and repairs and maintenance.

Utilities expense decreased by 8.5% to $2.5 million for the 12 week period ended July 13, 2010 compared to $2.8 million for the prior year period. The $0.3 million decrease in utilities expense was primarily attributable to a decrease in the net number of Company Stores operating in the second quarter compared to the prior year period.

Marketing expenses increased by 18.3% to $2.2 million for the 12 week period ended July 13, 2010 compared to $1.9 million for the prior year period. The $0.3 million increase in marketing expenses was primarily attributable to increased promotional spending during the second quarter compared to the prior year period.

Repairs and maintenance expense remained relatively flat for the 12 week period ended July 13, 2010 at $1.2 million compared to the prior year period. This was primarily attributable to a decrease in the net number of Company Stores operating compared to the prior year period offset by equipment refreshes.

Credit card fees were flat for the 12 week period ended July 13, 2010 compared to the prior year period. This was primarily due to a decrease in the net number of Company Stores operating compared to the prior year period and a decrease in Company Store comparable sales, partially offset by higher usage.

Other store operating expenses were relatively flat for the 12 week period ended July 13, 2010 compared to the prior year period. This was primarily attributable to increases in point of sale system maintenance costs, software hosting fees and contract services, offset by a net decrease in the number of Company Stores operating compared to the prior year period.

As a percentage of Company Store revenue, total store operating expenses increased to 13.7% for the 12 week period ended July 13, 2010 compared to 12.0% in the prior year period, which was primarily attributable to factors described above and deleverage resulting from a decrease in Company Store comparable sales.

Depreciation and amortization

(in 000’s)

	12 Week Period Ended July 13, 2010	% of Total Revenue	12 Week Period Ended July 14, 2009	% of Total Revenue
Depreciation and amortization	$3,490	4.7%	$4,344	5.2%

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. Depreciation and amortization decreased $0.8 million or 19.7% to $3.5 million for the 12 week period ended July 13, 2010 compared to $4.3 million for the prior year period. As a percentage of total revenue, depreciation and amortization decreased to 4.7% for the 12 week period ended July 13, 2010 compared to 5.2% in the prior year period. The $0.8 million decrease and the decrease as a percentage of total revenue is primarily attributable to a net decrease in Company Stores operating since the prior year period and impairment charges for certain stores taken during fiscal 2009.

General and administrative

(in 000’s)

	12 Week Period Ended July 13, 2010	% of Total Revenue	12 Week Period Ended July 14, 2009	% of Total Revenue
Wages and payroll related	$4,818		$5,007
Accounting and legal fees	670		386
Outside and contract services	1,195		996
Travel and travel-related	529		484
Other	2,149		1,312

Total general and administrative	$9,361	12.6%	$8,185	9.8%

General and administrative (“G&A”) expenses include costs associated with our corporate headquarters in Emeryville, CA, field supervision, bonuses, accounting and legal fees, outside and contract services, travel and travel-related expenses and other. Total G&A expenses increased $1.2 million or 14.4% to $9.4 million compared to $8.2 million in the prior year period which was primarily attributable to charges to settle outstanding litigation, partially offset by decreases in wages and payroll related expenses and reclassification of costs associated with managing the system’s procurement program into cost of sales.

Wages and payroll related expenses decreased by $0.2 million or 3.8% to $4.8 million for the 12 week period ended July 13, 2010 compared to $5.0 million for the prior year period. The $0.2 million decrease in wages and payroll related expenses was primarily attributable to a net decrease in Company Stores operating compared to the prior year period.

Accounting and legal fees increased by $0.3 million to $0.7 million for the 12 week period ended July 13, 2010 compared to $0.4 million for the prior year period. The $0.3 million increase was primarily attributable to legal costs associated with the settlement of outstanding litigation.

Outside and contract services increased to $1.2 million for the 12 week period ended July 13, 2010 compared to $1.0 million for the prior year period. The $0.2 million increase in outside and contract services was primarily attributable to costs associated with increased spending on Company initiatives.

Travel and travel-related expenses was relatively flat for the 12 week period ended July 13, 2010 at $0.5 million compared to the prior year period. The slight increase in travel and travel-related expenses was primarily attributable to increased travel to support company initiatives including franchising, refranchising, licensing, offsite sales and international expansion, partially offset by lower field headcount.

Other G&A expenses increased by $0.8 million or 63.8% to $2.1 million for the 12 week period ended July 13, 2010 compared to $1.3 million for the prior year period. The increase in other G&A expenses was primarily attributable to charges to settle outstanding litigation, partially offset by the reclassification of costs associated with managing our procurement program into cost of sales.

As a percentage of total revenue, total G&A expenses increased to 12.6% for the 12 week period ended July 13, 2010, compared to 9.8% for the prior year period. This increase in G&A expenses as a percentage of total revenue was primarily attributable to higher total G&A expenses driven by the factors noted above.

Impairment of long-lived assets

(in 000’s)

	12 Week Period Ended July 13, 2010	% of Total Revenue	12 Week Period Ended July 14, 2009	% of Total Revenue
Impairment of long-lived assets	$2,121	2.9%	$7,548	9.1%

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

We recorded long-lived asset impairment expense of $2.1 million for the 12 week period ended July 13, 2010 compared to $7.5 million for the prior year period. The decrease in impairment charges relate primarily to the decrease in the number of impaired stores, partially offset by impairment recorded for long-lived assets that the Company intends to refranchise where the carrying amount exceeds the selling price.

Other operating, net

(in 000’s)

	12 Week Period Ended July 13, 2010	% of Total Revenue	12 Week Period Ended July 14, 2009	% of Total Revenue
(Gain) loss on disposals	$(406)		$235
Other	9		(77)

Total other operating, net	$(397)	(0.5)%	$158	0.2%

Other operating, net consist primarily of refranchise-related expense, pre-opening expense, gains and losses on disposals, amortization of jambacard™ liability and income from jambacard™ breakage. Other operating, net changed $0.6 million to $(0.4) million income for the 12 week period ended July 13, 2010 compared to $0.2 million expense for the prior year period.

Gain on disposals increased to $0.4 million for the 12 week period ended July 13, 2010 compared to a loss of $0.2 million in the prior year period. The $0.6 million variance was primarily attributable to a $1.0 million gain on the sale of assets related to our refranchising program, partially offset by loss from disposals of property and equipment.

As a percentage of total revenue, other operating, net were (0.5)% for the 12 week period ended July 13, 2010 as compared to 0.2 % in the prior year period, driven by the factors noted above.

Gain from derivative liabilities

(in 000’s)

	12 Week Period Ended July 13, 2010	% of Total Revenue	12 Week Period Ended July 14, 2009	% of Total Revenue
Gain from derivative liabilities	$—	0.0%	$1,432	1.7%

Gain from derivative liabilities decreased $1.4 million for the 12 week period ended July 13, 2010 from a gain of $1.4 million for the prior year period. No gain or loss from derivative liabilities was recorded in the current quarter as the warrants that were classified as derivative liabilities have expired and no gain or loss was recorded for the change in the fair value of our Put and Call Right issued in connection with the issuance of our Senior Notes because it was exercised during the second fiscal quarter of 2009.

Interest income

(in 000’s)

	12 Week Period Ended July 13, 2010	% of Total Revenue	12 Week Period Ended July 14, 2009	% of Total Revenue
Interest income	$14	0.0%	$30	0.0%

Interest income represents interest earned on cash held in our interest bearing accounts. Interest income was approximately $14,000 for the 12 week period ended July 13, 2010 compared to approximately $30,000 for the prior year period. The decrease in interest income was due primarily to decreases in interest rates.

Interest expense

(in 000’s)

	12 Week Period Ended July 13, 2010	% of Total Revenue	12 Week Period Ended July 14, 2009	% of Total Revenue
Interest expense	$(112)	(0.2)%	$(4,851)	(5.7)%

Interest expense for the 12 week period ended July 13, 2010 decreased to $0.1 million compared to $4.9 million for the prior year period due primarily to repayment of the previously outstanding Senior Notes (see Note 4 to our financial statements).

Income tax expense

(in 000’s)

	12 Week Period Ended July 13, 2010	% of Total Revenue	12 Week Period Ended July 14, 2009	% of Total Revenue
Income tax expense	$(9)	0.0%	$(17)	0.0%

Our effective tax rate was 0.6% for the 12 week period ended July 13, 2010. The effective tax rate is affected by pretax income and a change in the valuation allowance related to changes in net deferred tax assets during the current year.

Our effective income tax rate was 0.3% for the 12 week period ended July 14, 2009. Our prior year tax rate was affected by a number of factors, including pretax loss and a change in the valuation allowance related to changes in net deferred tax assets during the prior year.

RESULTS OF OPERATIONS — 28 WEEK PERIOD ENDED JULY 13, 2010 AS COMPARED TO 28 WEEK PERIOD ENDED JULY 14, 2009 (UNAUDITED)

	28 Week Period Ended
(In thousands)	July 13, 2010	% (1)	July 14, 2009	% (1)
Revenue:
Company stores	$150,720	97.6%	$168,681	98.1%
Franchise and other revenue	3,781	2.4%	3,283	1.9%

Total revenue	154,501	100.0%	171,964	100.0%

Costs and operating expenses:
Cost of sales	36,237	24.0%	40,516	24.0%
Labor	49,094	32.6%	57,313	34.0%
Occupancy	22,326	14.8%	23,893	14.2%
Store operating	20,858	13.8%	19,650	11.6%
Depreciation and amortization	8,424	5.5%	10,454	6.1%
General and administrative	20,238	13.1%	19,908	11.6%
Impairment of long-lived assets	2,292	1.5%	10,575	6.1%
Other operating, net	(1,573)	(1.0)%	309	0.2%

Total costs and operating expenses	157,896	102.2%	182,618	106.2%

Loss from operations	(3,395)	(2.2)%	(10,654)	(6.2)%

Other expense, net:
Gain from derivative liabilities	—	0.0%	1,597	0.9%
Interest income	38	0.0%	364	0.2%
Interest expense	(289)	(0.2)%	(6,600)	(3.8)%

Total other expense, net	(251)	(0.2)%	(4,639)	(2.7)%

Loss before income taxes	(3,646)	(2.4)%	(15,293)	(8.9)%
Income tax expense	(26)	0.0%	(34)	0.0%

Net loss	(3,672)	(2.4)%	(15,327)	(8.9)%

Preferred stock dividends and deemed dividends	(2,463)	(1.6)%	(226)	(0.1)%

Net loss attributable to common stockholders	$(6,135)	(4.0)%	$(15,553)	(9.0)%

(1)	Cost of sales, labor, occupancy and store operating percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue.

Revenue

(in 000’s)

	28 Week Period Ended July 13, 2010	% of Total Revenue	28 Week Period Ended July 14, 2009	% of Total Revenue
Revenue:
Company stores	$150,720	97.6%	$168,681	98.1%
Franchise and other revenue	3,781	2.4%	3,283	1.9%

Total revenue	$154,501	100.0%	$171,964	100.0%

Total revenue decreased $17.5 million or 10.2% to $154.5 million for the 28 week period ended July 13, 2010 compared to $172.0 million for the 28 week period ended July 14, 2009. The $17.5 million decrease in total revenue was attributable to an $18.0 million decrease in Company Store revenue, partially offset by a $0.5 million increase in franchise and other revenue.

Company Store revenue decreased $18.0 million or 10.6% to $150.7 million compared to $168.7 million for the prior year period. This decrease in Company Store revenue is primarily attributable to a net decrease of 58 Company Stores operating since the prior year period, due to our refranchising initiative. The decrease in Company Store revenue was also affected by a decrease in transaction count, partially offset by an increase in average check, as evidenced by the Company Store comparable sales decrease of 2.8% compared to the prior year period. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least 13 full fiscal periods.

Franchise and other revenue increased $0.5 million to $3.8 million compared to $3.3 million for the prior year period. The number of franchise stores as of July 13, 2010 was 311 as compared to 244 stores as of July 14, 2009. The increase in franchise and other revenue is primarily attributable to a $0.5 million increase in royalty revenue resulting from the net increase in the number of Franchise Stores operating compared to the prior year period.

Cost of sales

(in 000’s)

	28 Week Period Ended July 13, 2010	% of Company Store Revenue	28 Week Period Ended July 14, 2009	% of Company Store Revenue
Cost of sales	$36,237	24.0%	$40,516	24.0%

Cost of sales is mostly comprised of fruit, dairy and other products used to make smoothies, cost of prepared foods such as our grab-and-go menu offerings introduced in the middle of fiscal 2009, paper products, and costs related to managing our procurement program. Cost of sales decreased $4.3 million or 10.6% to $36.2 million for the 28 week period ended July 13, 2010 compared to $40.5 million for the prior year period. This decrease was primarily attributable to the net decrease in Company Stores operating compared to the prior year period which resulted in reduced aggregate Company Store purchasing levels. Cost of sales as a percentage of Company Store revenue was flat compared to the prior year period.

Labor

(in 000’s)

	28 Week Period Ended July 13, 2010	% of Company Store Revenue	28 Week Period Ended July 14, 2009	% of Company Store Revenue
Labor	$49,094	32.6%	$57,313	34.0%

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. Labor costs decreased $8.2 million or 14.3% to $49.1 million for the 28 week period ended July 13, 2010 compared to $57.3 million for the prior year period. The $8.2 million decrease was primarily attributable to the net decrease in Company Stores operating compared to the prior year period, optimization of labor scheduling, and more efficient labor management. Labor costs as a percentage of Company Store revenue decreased to 32.6% for the 28 week period ended July 13, 2010 compared to 34.0% in the prior year period due primarily to optimization of labor scheduling and more efficient labor management, partially offset by deleverage resulting from a decrease in Company Store comparable sales and increased value promotion activity.

Occupancy

(in 000’s)

	28 Week Period Ended July 13, 2010	% of Company Store Revenue	28 Week Period Ended July 14, 2009	% of Company Store Revenue
Rent	$16,981		$18,564
Common area maintenance, real estate taxes, licenses and insurance	5,345		5,329

Total occupancy	$22,326	14.8%	$23,893	14.2%

Occupancy costs include both fixed and variable portions of rent, real estate taxes, property insurance and common area maintenance charges for all Company Store locations. Occupancy costs decreased $1.6 million or 6.6% to $22.3 million for the 28 week period ended July 13, 2010 compared to $23.9 million for the prior year period. Rent decreased $1.6 million or 8.5% to $17.0 million. This decrease was primarily attributable to a net decrease in Company Stores operating since the prior year period. Common area maintenance, real estate taxes, licenses and insurance was relatively flat at $5.3 million compared to the prior year period. This was primarily attributable to higher personal property taxes, licenses and permit fees, partially offset by the net decrease in the number of Company Stores operating compared to the prior year period. Total occupancy as a percentage of Company Store revenue increased to 14.8% in the second quarter of fiscal 2010, compared to 14.2% in the prior year period, which was primarily attributable to factors described above and deleverage resulting from a decrease in Company Store comparable sales.

Store operating

(in 000’s)

	28 Week Period Ended July 13, 2010	% of Company Store Revenue	28 Week Period Ended July 14, 2009	% of Company Store Revenue
Utilities	$5,448		$5,895
Marketing	4,339		2,795
Repairs and maintenance	2,600		2,681
Credit card fees	1,793		1,821
Other	6,678		6,458

Total store operating	$20,858	13.8%	$19,650	11.6%

Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses. Total store operating expenses increased 6.1% to $20.9 million for the 28 week period ended July 13, 2010 compared to $19.7 million for the prior year period. The $1.2 million increase in total store operating expenses was primarily attributable to increased marketing spending and other store operating expenses partially offset by reductions in utilities.

Utilities expense decreased by 7.6% to $5.4 million for the 28 week period ended July 13, 2010 compared to $5.9 million for the prior year period. The $0.5 million decrease in utilities expense was primarily attributable to a decrease in the net number of Company Stores operating compared to the prior year period.

Marketing expenses increased by 55.2% to $4.3 million for the 28 week period ended July 13, 2010 compared to $2.8 million for the prior year period. The $1.5 million increase in marketing expenses was primarily attributable to increased promotional spending compared to the prior year period.

Repairs and maintenance expense was relatively flat for the 28 week period ended July 13, 2010 at $2.6 million compared to the prior year period. This was primarily attributable to a decrease in the net number of Company Stores operating compared to the prior year period offset by equipment refreshes.

Credit card fees were flat for the 28 week period ended July 13, 2010 at $1.8 million compared to the prior year period. This was primarily due to a decrease in the net number of Company Stores operating compared to the prior year period and a decrease in Company Store comparable sales, partially offset by higher usage.

Other store operating expenses increased by 3.4% to $6.7 million for the 28 week period ended July 13, 2010 compared to $6.5 million for the prior year period. The $0.2 million increase in other store operating expenses was primarily attributable to increases in point of sale system maintenance costs, software hosting fees, and contract services, partially offset by a net decrease in the number of Company Stores operating compared to the prior year period.

As a percentage of Company Store revenue, store operating expenses increased to 13.8% for the 28 week period ended July 13, 2010 compared to 11.6% in the prior year period, which was primarily attributable to factors described above and deleverage resulting from a decrease in Company Store comparable sales.

Depreciation and amortization

(in 000’s)

	28 Week Period Ended July 13, 2010	% of Total Revenue	28 Week Period Ended July 14, 2009	% of Total Revenue
Depreciation and amortization	$8,424	5.5%	$10,454	6.1%

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. Depreciation and amortization decreased $2.0 million or 19.4% to $8.4 million for the 28 week period ended July 13, 2010 compared to $10.5 million for the prior year period. As a percentage of total revenue, depreciation and amortization decreased to 5.5% for the 28 week period ended July 13, 2010 compared to 6.1% in the prior year period. The $2.0 million decrease and the decrease as a percentage of total revenue is primarily attributable to a net decrease in Company Stores operating since the prior year period and impairment charges for certain stores taken during fiscal 2009.

General and administrative

(in 000’s)

	28 Week Period Ended July 13, 2010	% of Total Revenue	28 Week Period Ended July 14, 2009	% of Total Revenue
Wages and payroll related	$11,430		$12,210
Accounting and legal fees	1,660		1,565
Outside and contract services	2,493		1,960
Travel and travel-related	1,165		1,135
Other	3,490		3,038

Total general and administrative	$20,238	13.1%	$19,908	11.6%

General and administrative (“G&A”) expenses include costs associated with our corporate headquarters in Emeryville, CA, field supervision, bonuses, accounting and legal fees, outside and contract services, travel and travel-related expenses and other. Total G&A expenses increased $0.3 million or 1.7% to $20.2 million compared to $19.9 million in the prior year period which was primarily attributable to an increase in costs associated with charges to settle outstanding litigation, partially offset by decreases in wages and payroll related expenses and reclassification of costs associated with managing the system’s procurement program into cost of sales.

Wages and payroll related expenses decreased by $0.8 million or 6.4% to $11.4 million for the 28 week period ended July 13, 2010 compared to $12.2 million for the prior year period. The $0.8 million decrease in wages and payroll related expenses was primarily attributable to a net decrease in Company Stores operating compared to the prior year period.

Accounting and legal fees increased by $0.1 million to $1.7 million for the 28 week period ended July 13, 2010 compared to $1.6 million for the prior year period. The $0.1 million increase was primarily attributable to legal costs associated with the settlement of outstanding litigation.

Outside and contract services increased by $0.5 million to $2.5 million for the 28 week period ended July 13, 2010 compared to $2.0 million for the prior year period. The $0.5 million increase in outside and contract services was primarily attributable to costs associated with increased spending on Company initiatives.

Travel and travel-related expenses was relatively flat for the 28 week period ended July 13, 2010 at $1.2 million compared to $1.1 million for the prior year period. Travel and travel-related expenses resulted from travel to support company initiatives including franchising, refranchising, licensing, offsite sales and international expansion, partially offset by lower field headcount.

Other G&A expenses increased by $0.5 million or 14.9% to $3.5 million for the 28 week period ended July 13, 2010 compared to $3.0 million for the prior year period. The increase in other G&A expenses was primarily attributable to charges to settle outstanding litigation, partially offset by the reclassification of costs associated with managing our procurement program into cost of sales.

As a percentage of total revenue, total G&A expenses increased to 13.1% for the 28 week period ended July 13, 2010, compared to 11.6% for the prior year period. This increase in G&A expenses as a percentage of total revenue was primarily attributable to higher total G&A expenses driven by the factors noted above.

Impairment of long-lived assets

(in 000’s)

	28 Week Period Ended July 13, 2010	% of Total Revenue	28 Week Period Ended July 14, 2009	% of Total Revenue
Impairment of long-lived assets	$2,292	1.5%	$10,575	6.1%

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

We recorded long-lived asset impairment expense of $2.3 million for the 28 week period ended July 13, 2010 compared to $10.6 million for the prior year period. The decrease in impairment charges relate primarily to the decrease in the number of impaired stores, partially offset by impairment recorded for long-lived assets that the Company intends to refranchise where the carrying amount exceeds the selling price.

Other operating, net

(in 000’s)

	28 Week Period Ended July 13, 2010	% of Total Revenue	28 Week Period Ended July 14, 2009	% of Total Revenue
(Gain) loss on disposals	$(2,050)		$492
Other	477		(183)

Total other operating, net	$(1,573)	(1.0)%	$309	0.2%

Other operating expenses consist primarily of refranchise-related expense, pre-opening expense, gains and losses on disposals, amortization of jambacard™ liability and income from jambacard™ breakage. Other operating, net changed $1.9 million to $(1.6) million income for the 28 week period ended July 13, 2010 compared to $0.3 million expense for the prior year period.

Gain on disposals increased to $2.1 million for the 28 week period ended July 13, 2010 compared to a loss of $0.5 million in the prior year period. The $2.6 million variance was primarily attributable to a $3.2 million gain on the sale of assets related to our refranchising program, partially offset by loss from disposals of property and equipment.

Other operating expenses increased by $0.7 million for the 28 week period ended July 13, 2010. This $0.7 million increase was primarily attributable to revised estimates of expected lease termination costs offset by a decrease in other expenses compared to the prior year period.

As a percentage of total revenue, other operating, net were (1.0)% for the 28 week period ended July 13, 2010 as compared to 0.2 % in the prior year period.

Gain from derivative liabilities

(in 000’s)

	28 Week Period Ended July 13, 2010	% of Total Revenue	28 Week Period Ended July 14, 2009	% of Total Revenue
Gain from derivative liabilities	$—	0.0%	$1,597	0.9%

Gain from derivative liabilities decreased $1.6 million for the 28 week period ended July 13, 2010 compared to a gain of $1.6 million for the prior year period. No gain or loss from derivative liabilities was recorded as the warrants that were classified as derivative liabilities have expired and no gain or loss was recorded for the change in the fair value of our Put and Call Right issued in connection with the issuance of our Senior Notes because it was exercised during the second fiscal quarter of 2009.

Interest income

(in 000’s)

	28 Week Period Ended July 13, 2010	% of Total Revenue	28 Week Period Ended July 14, 2009	% of Total Revenue
Interest income	$38	0.0%	$364	0.2%

Interest income for the 28 week period ended July 13, 2010 decreased to approximately $38,000 compared to approximately $0.4 million from the prior year period due primarily to decreases in interest rates.

Interest expense

(in 000’s)

	28 Week Period Ended July 13, 2010	% of Total Revenue	28 Week Period Ended July 14, 2009	% of Total Revenue
Interest expense	$(289)	(0.2)%	$(6,600)	(3.8)%

Interest expense for the 28 week period ended July 13, 2010 decreased to $0.3 million compared to $6.6 million for the prior year period due primarily to repayment of the previously outstanding Senior Notes (see Note 4 to our financial statements).

Income tax expense

(in 000’s)

	28 Week Period Ended July 13, 2010	% of Total Revenue	28 Week Period Ended July 14, 2009	% of Total Revenue
Income tax expense	$(26)	0.0%	$(34)	0.0%

The Company’s effective tax rate was 0.7% for the 28 week period ended July 13, 2010. The effective tax rate is affected by pretax loss and a change in the valuation allowance related to changes in net deferred tax assets during the current year.

Our effective income tax rate was 0.2% for the 28 week period ended July 14, 2009. Our prior year tax rate was affected by a number of factors, including pretax loss and a change in the valuation allowance related to changes in net deferred tax assets during the prior year.

KEY FINANCIAL METRICS AND NON-GAAP MEASURES

Management reviews and discusses its operations based on both financial and non-financial metrics. Among the key financial metrics upon which management focuses is reviewing its performance based on the Company’s consolidated GAAP results, including Company Store comparable sales. Management also uses certain supplemental, non-GAAP financial metrics in evaluating financial results, including “Store-level EBITDA” and “Consolidated EBITDA”.

Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least 13 full fiscal periods.

Consolidated EBITDA is equal to net income or loss less: (a) gain from derivative liabilities (b) interest income; (c) interest expense; (d) income taxes; (e) depreciation and amortization; (f) impairment of long-lived assets; and (g) other operating, net.

Our definition of Store-level EBITDA is different from Consolidated EBITDA because we further adjust net income or loss to exclude general and administrative expenses.

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

Consolidated EBITDA was $6.9 million for the 12 week period ended July 13, 2010 as compared to $10.3 million in the prior year period. Store-level EBITDA was $16.3 million for the 12 week period ended July 13, 2010 as compared to $18.5 million for the prior year period. Consolidated EBITDA was $5.7 million for the 28 week period ended July 13, 2010 as compared to $10.7 million in the prior year period. Store-level EBITDA was $26.0 million for the 28 week period ended July 13, 2010 as compared to $30.6 million for the prior year period. A reconciliation of Consolidated EBITDA and Store-level EBITDA for the 12 week and 28 week periods ended July 13, 2010 and July 14, 2009 to net income (loss) follows:

(Dollars in thousands)

	12 Week Period Ended		28 Week Period Ended
	July 13, 2010	July 14, 2009	July 13, 2010	July 14, 2009
Net income (loss)	$1,584	$(5,123)	$(3,672)	$(15,327)
Gain from derivative liabilities	—	(1,432)	—	(1,597)
Interest income	(14)	(30)	(38)	(364)
Interest expense	112	4,851	289	6,600
Income tax expense	9	17	26	34
Depreciation and amortization	3,490	4,344	8,424	10,454
Impairment of long-lived assets	2,121	7,548	2,292	10,575
Other operating, net	(397)	158	(1,573)	309

Consolidated EBITDA	$6,905	$10,333	$5,748	$10,684
General and administrative	9,361	8,185	20,238	19,908

Store-level EBITDA	$16,266	$18,518	$25,986	$30,592

The following table sets forth operating data that do not otherwise appear in our consolidated financial statements as of and for the 28 week periods ended July 13, 2010 and July 14, 2009:

	28 Week Period Ended
	July 13, 2010	July 14, 2009
Percentage change in Company Store comparable sales (1)	(2.8)%	(13.8)%
Total Company Stores	432	490
Total Franchise Stores	311	244
Total Stores	743	734

(1)

Percentage change in Company Store comparable sales compares the sales of Company Stores during a 28 week period in 2010 to the sales from the same Company Stores for the equivalent period in the prior year. A Company Store is included in this calculation after its full fiscal year of operations. Sales from franchised stores are not included in the Company Store comparable sales.

The following table sets forth certain data relating to Company Stores and Franchise Stores as of the dates indicated:

	July 13, 2010	July 14, 2009
Company Stores:
Beginning of fiscal year	478	511
Company Stores opened	1	—
Company Stores closed	(5)	(2)

	July 13, 2010	July 14, 2009
Company Stores sold to franchisees	(42)	(19)

Total Company Stores	432	490

Franchise Stores:
Beginning of fiscal year	261	218
Franchise Stores opened	11	12
Franchise Stores closed	(3)	(5)
Franchise Stores purchased from Company	42	19

Total Franchise Stores	311	244

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Summary

The following table summarizes our cash flows for the 28 week periods ended July 13, 2010 and July 14, 2009 (in thousands):

	28 Week Period Ended July 13, 2010	28 Week Period Ended July 14, 2009
Net cash provided by operating activities	$3,716	$3,782
Net cash provided by investing activities	3,155	193
Net cash (used in) provided by financing activities	(1,365)	4,106

Net increase in cash and cash equivalents	$5,506	$8,081

Operating Activities

In the 28 week period ended July 13, 2010, net cash provided by operating activities was approximately $3.7 million, compared with net cash provided by operating activities of approximately $3.8 million in the 28 week period ended July 14, 2009. The decrease in net cash provided by operating activities for the 28 week period ended July 13, 2010 as compared to the 28 week period ended July 14, 2009 primarily resulted from net decreases in working capital, combined with the Company’s net loss excluding share-based compensation, depreciation and amortization, impairment of long-lived assets and other non-cash items.

Investing Activities

In the 28 week period ended July 13, 2010, net cash provided by investing activities was approximately $3.2 million compared with net cash provided by investing activities of approximately $0.2 million in the prior year period. Cash provided by investing activities for the 28 week period ended July 13, 2010 resulted from $8.5 million in proceeds from the sale of our Company Stores pursuant to the refranchising initiative. These cash increases were offset by capital expenditures of $5.3 million in the current period.

Cash provided by investing activities in the prior year period resulted from a $5.0 million reduction in restricted cash and $1.1 million in proceeds from the sale of our Company Stores and was offset by capital expenditures of $5.9 million.

Capital expenditures are used for funding Company Store refurbishments, the opening of new Company Stores, investing in new equipment to support expanding our food and beverage capabilities and upgrading our information technology systems. Capital expenditures for the 28 week period ended July 13, 2010 total approximately $5.3 million as compared to approximately $5.9 million for the prior year period. In fiscal 2010, we expect capital expenditures to be between $9 million to $11 million depending on our liquidity. During the 28 week period ended July 13, 2010, we opened one new Company Store. We expect to open less than five new Company Stores as we focus our growth on franchise development.

Financing Activities

In the 28 week period ended July 13, 2010, net cash used in financing activities was $1.4 million, compared with net cash provided by financing activities of $4.1 million in the prior year period. Cash used in financing activities for the 28 week period ended July 13, 2010 resulted primarily from preferred stock dividend payments of $1.3 million, cash paid for our capital leases of $0.2 million, partially offset by cash received from stock option exercises of $0.1 million.

In the 28 week period ended July 14, 2009, net cash provided by financing activities was $4.1 million. Cash provided by financing activities for the 28 week period ended July 14, 2009 resulted primarily from net proceeds of our issuance of redeemable preferred stock of $34.1 million, partially offset by the payoff of our Senior Notes of $25.0 million principal plus accrued interest, the exercise of an outstanding put option which required us to repurchase two million shares of our outstanding common stock for $3.0 million, transaction costs paid in connection with the issuance of our preferred stock of $1.9 million and $0.1 million in capital lease payments.

Capital Resources

As of July 13, 2010, we had cash and cash equivalents of $34.3 million compared to $28.8 million as of December 29, 2009. Our primary sources of liquidity are the remaining cash on hand resulting from the issuance of the Series B Preferred Stock, cash flows provided by operating activities and proceeds from refranchising transactions. As of July 13, 2010, we held $2.7 million in restricted cash which represented cash held in money market accounts or certificates of deposit to collateralize our letters of credit and restricted cash held in the Company’s advertising fund.

On May 28, 2009, we announced the launch of a refranchising program that is expected to involve as many as 150 Company Stores primarily located outside of California to existing or prospective franchisees. As of July 13, 2010, the Company has sold a total of 69 stores for an aggregate gross selling price of $15.0 million since the inception of its refranchising initiative. During the quarter, we sold 22 stores for an aggregate gross selling price of $4.3 million. We expect the sale of Company Stores to generate additional cash which we intend to use to fund future growth initiatives and for working capital.

Our primary liquidity and capital requirements are for working capital, general corporate needs and the fiscal 2010 capital expenditures described above. We expect that our primary sources of liquidity will be sufficient to fund working capital, general corporate needs and the non-discretionary capital expenditures for the foreseeable future. The use of cash to fund discretionary capital expenditures will be based on the need to conserve our capital.

The adequacy of our available funds will depend on many factors, including the macroeconomic environment, the operating performance of our Company Stores, the successful expansion of our franchise and licensing programs and the successful rollout and consumer acceptance of our food initiatives.

Contractual Obligations

There have been no significant changes to our contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 29, 2009, except as noted in our Quarterly Report on Form 10-Q for the period ended April 20, 2010.

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

We purchase fruit based on short-term seasonal pricing agreements. These short-term agreements generally set the price of procured frozen fruit and 100% fruit juice concentrates for less than one year based on estimated annual requirements. In order to mitigate the effects of price changes in any one commodity on our cost structure, we contract with multiple suppliers both domestically and internationally. These agreements typically set the price for some or all of our estimated annual fruit requirements, protecting us from short-term volatility. Nevertheless, these agreements typically contain a force majeure clause, which, if utilized (such as when hurricanes in 2004 destroyed the Florida orange crop and more recently with the freeze that affected California citrus), may subject us to significant price increases.

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

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 13, 2010.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended July 13, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Jamba, Inc. Amended and Restated 2006 Employee, Director and Consultant Stock Plan.	Definitive Proxy Statement	001-32552	Annex A	April 1, 2010

10.2	Jamba, Inc. 2010 Employee Stock Purchase Plan	Definitive Proxy Statement	001-32552	Annex B	April 1, 2010

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of August, 2010.

JAMBA, INC.

By:	/s/ JAMES D. WHITE
James D. White
Chairman of the Board, Chief Executive Officer and President (Duly Authorized Officer)

By:	/s/ KAREN L. LUEY
Karen L. Luey
Chief Financial Officer and Senior Vice President
(Principal Financial Officer and Chief Accounting Officer)