Form 10-Q
period 2010-10-05
JAMBA, INC.
filed 2010-11-10
CIK 1316898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 5, 2010

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

The number of shares of common stock of Jamba, Inc. issued and outstanding as of November 5, 2010 was 61,675,361.

JAMBA, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED OCTOBER 5, 2010

Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I - FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JAMBA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)	October 5, 2010	December 29, 2009
ASSETS
Current assets:
Cash and cash equivalents	$36,215	$28,757
Restricted cash	1,514	1,324
Receivables, net of allowances of $266 and $116	4,292	9,949
Inventories	2,909	3,732
Prepaid rent	3,021	486
Prepaid taxes	780	491
Prepaid expenses and other current assets	5,698	3,684

Total current assets	54,429	48,423
Property, fixtures and equipment, net	52,065	70,266
Trademarks and other intangible assets, net	1,442	1,850
Restricted cash	800	1,399
Deferred income taxes	352	998
Other long-term assets	3,536	2,882

Total assets	$112,624	$125,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,850	$7,405
Accrued compensation and benefits	5,776	7,089
Workers’ compensation and health insurance reserves	683	1,096
Accrued jambacard liability	27,131	38,255
Other accrued expenses	11,822	10,510

Total current liabilities	53,262	64,355
Long-term workers’ compensation and health insurance reserves	900	1,158
Deferred rent and other long-term liabilities	17,973	14,700

Total liabilities	72,135	80,213

Commitments and contingencies (Note 10)
Series B redeemable preferred stock, $.001 par value, 304,348 shares authorized; 233,954 and 304,348 shares issued and outstanding at October 5, 2010 and December 29, 2009, respectively	24,242	31,069
Stockholders’ equity:
Common stock, $.001 par value, 150,000,000 shares authorized; 60,021,886 and 52,712,528 shares issued and outstanding at October 5, 2010 and December 29, 2009, respectively	60	53
Additional paid-in capital	362,464	356,320
Accumulated deficit	(346,277)	(341,837)

Total stockholders’ equity	16,247	14,536

Total liabilities and stockholders’ equity	$112,624	$125,818

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	12 Week Period Ended		40 Week Period Ended
(In thousands, except share and per share amounts)	October 5, 2010	October 6, 2009	October 5, 2010	October 6, 2009
Revenue:
Company stores	$63,922	$77,493	$214,642	$246,174
Franchise and other revenue	2,167	1,498	5,948	4,781

Total revenue	66,089	78,991	220,590	250,955

Costs and operating expenses:
Cost of sales	15,042	19,282	51,279	59,798
Labor	19,665	23,612	68,759	80,925
Occupancy	8,564	10,178	30,890	34,072
Store operating	9,461	10,032	30,319	29,681
Depreciation and amortization	3,085	3,943	11,509	14,397
General and administrative	8,087	8,839	28,325	28,747
Impairment of long-lived assets	—	532	2,293	11,107
Other operating, net	2,655	3	1,081	312

Total costs and operating expenses	66,559	76,421	224,455	259,039

(Loss) income from operations	(470)	2,570	(3,865)	(8,084)

Other expense, net:
Gain from derivative liabilities	—	—	—	1,597
Interest income	21	21	59	384
Interest expense	(145)	(320)	(434)	(6,920)

Total other expense, net	(124)	(299)	(375)	(4,939)

(Loss) income before income taxes	(594)	2,271	(4,240)	(13,023)
Income tax (expense) benefit	(174)	495	(200)	462

Net (loss) income	(768)	2,766	(4,440)	(12,561)

Preferred stock dividends and deemed dividends	(659)	(653)	(3,122)	(879)

Net (loss attributable) income available to common stockholders	$(1,427)	$2,113	$(7,562)	$(13,440)

Weighted-average shares used in the computation of (loss) earnings per share:
Basic	59,632,944	52,690,728	57,367,985	53,912,157
Diluted	59,632,944	83,775,099	57,367,985	53,912,157
(Loss) earnings per share:
Basic	$(0.02)	$0.04	$(0.13)	$(0.25)
Diluted	$(0.02)	$0.04	$(0.13)	$(0.25)

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital and Treasury	Accumulated Deficit	Stockholders’ Equity
(Dollars in thousands, except share amounts)	Shares	Amount
40 week period ended October 6, 2009
Balance as of December 30, 2008	54,690,728	$55	$358,258	$(317,892)	$40,421
Share-based compensation expense	—	—	1,231	—	1,231
Beneficial conversion feature and warrants issued related to preferred shares	—	—	1,115	—	1,115
Common stock repurchased and canceled	(2,000,000)	(2)	(2,496)	—	(2,498)
Redeemable preferred stock dividends	—	—	—	(879)	(879)
Net loss	—	—	—	(12,561)	(12,561)

Balance as of October 6, 2009	52,690,728	$53	$358,108	$(331,332)	$26,829

40 week period ended October 5, 2010
Balance as of December 29, 2009	52,712,528	$53	$356,320	$(341,837)	$14,536
Share-based compensation expense	—	—	1,040	—	1,040
Issuance of common stock pursuant to stock plans	269,958	—	138	—	138
Conversion of preferred stock	7,039,400	7	8,088	—	8,095
Accretion of Series B preferred shares	—	—	(1,269)	—	(1,269)
Redeemable preferred stock dividends	—	—	(1,853)	—	(1,853)
Net loss	—	—	—	(4,440)	(4,440)

Balance as of October 5, 2010	60,021,886	$60	$362,464	$(346,277)	$16,247

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	40 Week Period Ended
(In thousands)	October 5, 2010	October 6, 2009
Cash provided by operating activities:
Net loss	$(4,440)	$(12,561)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	11,509	14,397
Impairment of long-lived assets	2,293	11,107
Store lease termination, closure costs and (gain) loss on disposals	(772)	874
Share-based compensation	1,040	1,231
Jambacard breakage income and amortization, net	(2,279)	(1,949)
Bad debt and inventory reserves	402	(199)
Deferred rent	(369)	854
Deferred income taxes	646	—
Equity earnings from joint ventures	(64)	(18)
Gain from derivative liabilities	—	(1,597)
Write-off of prepaid loan fees and loan discount	—	2,865
Accretion of note payable and other	—	1,074
Changes in operating assets and liabilities:
Receivables	5,505	2,827
Inventories	573	(241)
Prepaid rent	(2,535)	(2,980)
Prepaid taxes	(289)	5,034
Prepaid expenses and other current assets	247	533
Restricted cash from operating activities	409	1,998
Other long-term assets	(265)	18
Accounts payable	1,507	(2,526)
Accrued compensation and benefits	(1,313)	35
Workers’ compensation and health insurance reserves	(671)	(2,133)
Accrued jambacard liability	(8,845)	(4,969)
Other accrued expenses	1,465	(2,080)
Other long-term liabilities	1,652	(1,863)

Cash provided by operating activities	5,406	9,731

Cash provided by (used in) investing activities:
Capital expenditures	(8,234)	(8,494)
Proceeds from sale of stores	12,463	1,050
Trademarks	(240)	—
Decrease in restricted cash	—	3,000

Cash provided by (used in) investing activities	3,989	(4,444)

Cash (used in) provided by financing activities:
Preferred stock dividends paid	(1,853)	(700)
Payment on capital leases	(222)	(219)
Proceeds from stock options exercised	138	—
Proceeds from issuance of redeemable preferred stock	—	34,115
Payments of costs for issuance of redeemable preferred stock	—	(1,884)
Payments on debt facility	—	(25,000)
Payment on exercise of put agreement	—	(3,000)

Cash (used in) provided by financing activities	(1,937)	3,312

Net increase in cash and cash equivalents	7,458	8,599

	40 Week Period Ended
(In thousands)	October 5, 2010	October 6, 2009
Cash and cash equivalents at beginning of period	28,757	20,822

Cash and cash equivalents at end of period	$36,215	$29,421

Supplemental cash flow information:
Cash paid for interest	$375	$2,789
Income taxes paid	18	14
Noncash investing and financing activities:
Property, fixtures and equipment in accounts payable	$(1,062)	$(252)
Conversion of preferred stock	8,095	—
Accretion of preferred stock issuance costs	1,269	—
Dividend accruals	2	179
Note receivable from sale of stores	665	1,100
Beneficial conversion feature of redeemable preferred stock	—	885
Warrants issued in conjunction with issuance of redeemable preferred stock	—	230

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Jamba, Inc., a Delaware corporation (together with its wholly-owned subsidiary, Jamba Juice Company (the “Company”)) is a leading restaurant retailer of better-for-you food and beverage offerings, including great tasting fruit smoothies, juices and teas, hot oatmeal made with organic steel cut oats, wraps, salads, sandwiches and California Flatbreads™ and a variety of baked goods and snacks. As of October 5, 2010, there were 742 locations consisting of 378 company-owned and operated stores (“Company Stores”) and 364 franchise stores (“Franchise Stores”).

Unaudited Interim Financial Information—The condensed consolidated balance sheet as of October 5, 2010, the condensed consolidated statements of operations for each of the 12 week and 40 week periods ended October 5, 2010 and October 6, 2009 and the condensed statements of cash flows and stockholders’ equity for the 40 week periods ended October 5, 2010 and October 6, 2009 have been prepared by the Company, without audit, and have been prepared on the same basis as the Company’s audited consolidated financial statements. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position as of October 5, 2010 and the results of operations and cash flows for the 12 week and 40 week periods ended October 5, 2010 and October 6, 2009. The condensed consolidated balance sheet as of December 29, 2009 has been derived from the Company’s audited consolidated financial statements. Operating results for the 12 week and 40 week periods ended October 5, 2010 are not necessarily indicative of the results that may be expected for the year ending December 28, 2010. The Company reports its results of operations on a 52-week or 53-week fiscal year, which is comprised of thirteen 4-week periods or twelve 4-week periods and one 5-week period. The first fiscal quarter is 16 weeks, the second and third fiscal quarters each are 12 weeks, and the fourth quarter is 12 or 13 weeks.

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

The advertising fund assets, consisting primarily of cash received from the Company and franchisees and accounts receivable from franchisees, can only be used for selected purposes and are considered restricted. The advertising fund liabilities represent the corresponding obligation arising from the receipts of the marketing program. In accordance with ASC Topic 952-605-25, the receipts from the franchisees are recorded as a liability against which specified advertising costs are charged. The Company does not reflect franchisee contributions to the fund in its Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows. Advertising fund assets as of October 5, 2010 include cash of $0.5 million, which is recorded in restricted cash, and $0.7 million of receivables from franchisees, which is recorded in accounts receivable on the consolidated balance sheet. Advertising fund liabilities as of October 5, 2010 of $0.9 million are reported in other accrued expenses and accounts payable on the consolidated balance sheet. There were no advertising fund assets or advertising fund liabilities as of December 29, 2009.

Comprehensive Income—Comprehensive income is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments from owners and distributions to owners. Comprehensive income (loss) equals net income (loss) for all periods presented.

Earnings (Loss) Per Share—Earnings (loss) per share is computed in accordance with Accounting Standards Codification (“ASC”) 260. Basic earnings (loss) per share is computed based on the weighted-average of common shares outstanding during the period. Diluted earnings (loss) per share is computed based on the weighted-average number of common shares and potentially dilutive securities, which includes outstanding warrants and outstanding options and restricted stock awards granted under the Company’s stock option plans.

Anti-dilutive shares, including convertible preferred shares, have been excluded from the calculation of diluted weighted-average shares outstanding. Anti-dilutive shares of 30.2 million and 3.3 million have been excluded from the calculation of diluted weighted-average shares outstanding in the 12 week periods ended October 5, 2010 and October 6, 2009, respectively. Anti-dilutive shares of 32.4 million and 16.3 million have been excluded from the calculation of diluted weighted-average shares outstanding in the 40 week periods ended October 5, 2010 and October 6, 2009, respectively.

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

The number of incremental shares from the assumed exercise of restricted stock awards, warrants and options was calculated by applying the treasury stock method. The “if converted” method was used for the conversion of preferred stock. A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations is as follows (in thousands, except shares):

	12 Week Period Ended		40 Week Period Ended
	October 5, 2010	October 6, 2009	October 5, 2010	October 6, 2009
Net (loss attributable) income available to common stockholders (numerator for basic and diluted earnings (loss) per share)	$(1,427)	$2,113	$(7,562)	$(13,440)

Basic weighted-average shares outstanding	59,632,944	52,690,728	57,367,985	53,912,157
Incremental shares from assumed exercise of restricted stock awards, warrants and options	—	31,084,371	—	—

Diluted weighted-average shares outstanding	59,632,944	83,775,099	57,367,985	53,912,157

Restricted Cash—The Company held $2.3 million in restricted cash at October 5, 2010, of which $1.5 million was classified as a current asset and $0.8 million was classified as a long-term asset. The Company held $2.7 million in restricted cash at December 29, 2009, of which $1.3 million was classified as a current asset and $1.4 million was classified as a long-term asset. Restricted cash represents cash held in money market accounts or certificates of deposits to collateralize the Company’s letters of credit and restricted cash held in the Company’s advertising fund.

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

Improving Disclosures about Fair Value Measurements (ASU No. 2010-06)

(Included in ASC 820 “Fair Value Measurements and Disclosures”)

Accounting Standards Update (“ASU”) No. 2010-06 requires new disclosures regarding recurring or nonrecurring fair value measurements. Entities will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and describe the reasons for the transfers. Entities will also be required to provide information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. In addition, entities must provide fair value measurement disclosures for each class of assets and liabilities, and disclosures about the valuation techniques used in determining fair value for Level 2 or Level 3 measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the gross basis reconciliation for the Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements. There were no transfers between Level 1 and Level 2 measurements in the fair value hierarchy during the 40 week period ended October 5, 2010.

2. ASSETS HELD FOR SALE

Assets held for sale consists of Company Stores that the Company expects to refranchise. Such assets are recorded at the lower of the carrying amount or fair value less cost to sell. Fair value is determined based on the purchase price in the asset purchase agreement. Assets are no longer depreciated once classified as held for sale. Assets held for sale of $4.8 million and $2.6 million as of October 5, 2010 and December 29, 2009, respectively, include property, fixtures and equipment and are included in prepaid expenses and other current assets on the Company’s balance sheet.

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

During the 12 week period ended October 5, 2010, holders converted 3,509 shares of outstanding Series B-1 Preferred Stock to an aggregate 350,900 shares of common stock at the initial conversion price of $1.15 per share. No shares of outstanding Series B-2 Preferred Stock were converted during the 12 week period ended October 5, 2010. During the 40 week period ended October 5, 2010, holders converted 24,460 shares of outstanding Series B-1 Preferred Stock and 45,934 shares of outstanding Series B-2 Preferred Stock to an aggregate 7,039,400 shares of common stock at the initial conversion price of $1.15 per share. During the 12 and 40 week periods ended October 5, 2010, the Company paid cash dividends on the Series B Preferred Stock totaling $0.5 million and $1.9 million, respectively. Accretion related to the Series B Preferred Stock for the 12 week and 40 week periods ended October 5, 2010 was $0.2 million and $1.3 million, respectively.

4. NOTE PAYABLE

On September 11, 2008, the Company entered into a financing agreement with Victory Park Management, LLC, as agent, and its affiliated funds as lenders whereby the lenders purchased $25 million two-year senior secured term notes from the Company (“Senior Notes”). The Senior Notes were repaid in full on June 16, 2009. During the 12 week period and 40 week period ended October 6, 2009, the Company recorded $0.3 million and $6.9 million in interest expense, respectively.

5. SHARE-BASED COMPENSATION

The Company maintains three share-based compensation plans (collectively, the “Plans”). The Company’s 2006 Employee, Director and Consultant Stock Plan, as amended, (the “2006 Plan”) was approved by the Company’s stockholders on November 28, 2006. An amendment to the 2006 Plan was approved by the stockholders on May 20, 2010. The 2006 Plan provides for the granting of up to eight million shares of common stock in the form of nonqualified and incentive stock options, stock grants or other share-based awards to employees, nonemployee directors and consultants. In connection with the merger of the Company with Jamba Juice Company on November 28, 2006, the Company assumed the outstanding options under the Jamba Juice Company 1994 Stock Incentive Plan (the “1994 Plan”) and the Jamba Juice Company 2001 Equity Incentive Plan (the “2001 Plan”), both of which provided for the granting of nonqualified and incentive stock options to employees, nonemployee directors and consultants. No additional grants are available under the 2001 Plan and the 1994 Plan. As of October 5, 2010, there remained 3,890,199 shares available for grant under the Company’s 2006 Plan. In December 2008, the Company also granted an option covering an aggregate of 1,500,000 shares of common stock options under an inducement grant made outside of the Company’s existing equity plans. A summary of stock option activity under the Plans as of October 5, 2010, and changes during the 40 week period then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(per share)	(in thousands)
Options outstanding at December 29, 2009	5,346	$2.75
Options granted	355	2.38
Options exercised	(270)	0.51
Options cancelled	(271)	5.87

Options outstanding at October 5, 2010	5,160	$2.68	$4,902

Options vested or expected to vest at October 5, 2010	3,874	$3.11	$3,475

Options exercisable at October 5, 2010	2,374	$3.92	$1,938

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

Share-based compensation expense, which is included in general and administrative expense, was $0.4 million and $0.3 million for the 12 week periods ended October 5, 2010 and October 6, 2009, respectively. Share-based compensation expense was $1.0 million and $1.2 million for the 40 week periods ended October 5, 2010 and October 6, 2009, respectively. As of October 5, 2010, non-vested share-based compensation for stock options and restricted stock awards, net of forfeitures totaled $0.8 million. This expense will be recognized over the remaining weighted average vesting period. There was no income tax benefit related to share-based compensation expense during the 12 and 40 week periods ended October 5, 2010 and October 6, 2009.

The following are the weighted-average assumptions used to value option grants for the 12 and 40 week periods ended October 5, 2010, and October 6, 2009:

	12 Week Period Ended		40 Week Period Ended
	October 5, 2010	October 6, 2009	October 5, 2010	October 6, 2009
Weighted-average risk-free interest rate	—	2.48%	2.08%	1.88%
Expected life of options (years)	—	5.00	6.22	5.00
Expected stock volatility	—	59.0%	65.4%	56.7%
Expected dividend yield	—	0%	0%	0%

No stock options were granted during the 12 week period ended October 5, 2010. The estimated fair value per share of stock options granted during the 12 week period ended October 6, 2009, was $0.56. The estimated fair value per share of stock options granted during the 40 week periods ended October 5, 2010 and October 6, 2009, was $1.45 and $0.32, respectively.

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

The following table presents financial assets that were accounted for at fair value on a recurring basis as of October 5, 2010 and December 29, 2009 by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
October 5, 2010
Assets:
Cash invested in money market fund(1)	$1,848	$—	$—
December 29, 2009
Assets:
Cash invested in money market fund(2)	$2,842	$—	$—

(1)	$0.4 million included in cash and cash equivalents and $1.4 million included in restricted cash on the consolidated balance sheet at October 5, 2010.
(2)	$0.5 million included in cash and cash equivalents and $2.3 million included in restricted cash on the consolidated balance sheet at December 29, 2009.

The following table presents assets that were accounted for at fair value on a non-recurring basis and remaining on our Condensed Consolidated Balance Sheets as of October 5, 2010 and December 29, 2009. Total losses include losses recognized from all non-recurring fair value measurements for the 12 and 40 week periods ended October 5, 2010 and October 6, 2009 (in thousands):

	Level 1	Level 2	Level 3
October 5, 2010
Assets:
Assets held for sale(1)	—	—	$4,823
Long-lived assets(2)	—	—	3,480
Total losses recognized for all non-recurring fair value measures for the 12 week period ended October 5, 2010	—	—	—
Total losses recognized for all non-recurring fair value measures for the 40 week period ended October 5, 2010	—	—	2,293

December 29, 2009
Assets:
Assets held for sale(1)	—	—	$1,319
Long-lived assets(2)	—	—	12,311
Total losses recognized for all non-recurring fair value measures for the 12 week period ended October 6, 2009	—	—	532
Total losses recognized for all non-recurring fair value measures for the 40 week period ended October 6, 2009	—	—	11,107

(1)	Included in prepaid expenses and other current assets on the consolidated balance sheet.
(2)	Included in property, fixtures and equipment, net on the consolidated balance sheet.

For assets that are measured using quoted prices in active markets, fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. We had cash invested in money market funds and active exchange funds of $1.8 million and $2.8 million as of October 5, 2010 and December 29, 2009, respectively.

Assets held for sale consists of Company Stores that the Company expects to refranchise. Such assets are recorded at the lower of the carrying amount or fair value less cost to sell. Fair value is determined based on the purchase price in the asset purchase agreement.

7. IMPAIRMENT OF LONG LIVED ASSETS AND STORE LEASE TERMINATION AND CLOSURE COSTS

Impairment of long-lived assets

The Company reviews its portfolio of Company Stores for impairment at least quarterly or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The review includes an analysis of each store’s past and present operating performance combined with projected future results. If the sum of the undiscounted cash flows is less than the carrying value of the asset, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset and are included in impairment of long-lived assets on the Company’s consolidated statements of operations. The fair value of impaired assets was estimated based upon the present value of the anticipated cash flows associated with each related asset. The estimate of anticipated cash flows is based upon, among other things, certain assumptions about expected future operating performance.

In addition, the Company records long-lived assets at the lower of the carrying amount or fair value less selling costs once assets are classified as held for sale. Fair value is determined based on the purchase price in the agreement. The Company did not record impairment charges during the 12 week period ended October 5, 2010 and recorded impairment charges of $0.5 million for the 12 week period ended October 6, 2009. Impairment charges of $2.3 million and $11.1 million were recorded for the 40 week periods ended October 5, 2010 and October 6, 2009, respectively.

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

(In thousands)	12 Week Period Ended		40 Week Period Ended
	October 5, 2010	October 6, 2009	October 5, 2010	October 6, 2009
Store lease termination and closure costs	$1,072	$266	$1,793	$592

A reconciliation of the beginning and ending store lease termination and closure accrual is as follows:

(In thousands)	12 Week Period Ended		40 Week Period Ended
	October 5, 2010	October 6, 2009	October 5, 2010	October 6, 2009
Balance, beginning of period	$1,730	$2,763	$2,333	$4,553
Adjustments	1,072	266	1,793	592
Payments	(348)	(574)	(1,672)	(2,690)

Balance, end of period	$2,454	$2,455	$2,454	$2,455

8. INCOME TAXES

At the end of each interim period, the Company calculates an estimated annual effective tax rate based on the Company’s best estimate of the tax provision benefit that will be provided for the full year. The income tax (expense) benefit for the period is a result of applying the estimated annual effective tax rate to the period’s actual pre-tax income (loss) and adjusting for discrete tax items.

A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has concluded that it is more likely than not that the deferred tax assets related to depreciation, tax goodwill, jambacards, accrued expenses and net operating losses will not be realized and a full valuation allowance has been maintained against the Company’s net deferred tax assets.

During the 12 week and 40 week periods ended October 5, 2010, stock options related to certain former employees were cancelled. Once the requisite service has been provided, the prior book expense is not reversed. However, because a tax deduction will no longer be realized, there is no longer a temporary difference. The deferred income tax asset and related valuation allowance for these stock options at December 29, 2009 were adjusted during the 12 week and 40 week periods ended October 5, 2010.

The Company has recorded a tax expense for the 12 week and 40 week periods ended October 5, 2010. The Company’s effective tax rate is (29.1)% and (4.7)%, respectively. The effective tax rate is affected by pretax loss, a change in the valuation allowance related to deductible temporary differences originating during the current year and $165,000 of foreign taxes related to a development agreement in South Korea.

As of October 5, 2010, there have been no material changes to the Company’s uncertain tax positions disclosure as provided in Note 14 in the Notes to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 29, 2009. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to the end of December 2010. As of October 5, 2010 approximately $0.9 million of unrecognized tax benefits are expected to reverse in the next twelve months due to the expiration of the statute of limitations.

9. OTHER OPERATING, NET

Other operating, net includes gains or losses recognized in connection with the refranchise of certain Company Stores. During the 12 week and 40 week periods ended October 5, 2010, the Company recognized a loss on sale of refranchised stores of $1.4 million and a gain on sale of $1.8 million, respectively. No gain or loss was recognized from the sale of refranchised stores during the 12 and 40 week periods ended October 6, 2009.

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

11. SUBSEQUENT EVENTS

Subsequent to October 5, 2010, holders converted 16,491 shares of outstanding Series B-1 Preferred Stock to 1,649,100 shares of common stock at a conversion price of $1.15 per share.

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

JAMBA, INC. OVERVIEW

Jamba, Inc. is a holding company which owns and franchises Jamba Juice stores through its wholly-owned subsidiary, Jamba Juice Company. Jamba Juice Company is a leading restaurant retailer of better-for-you food and beverage offerings, including great tasting fruit smoothies, juices and teas, hot oatmeal made with organic steel cut oats, wraps, salads, sandwiches and California Flatbreads™ and a variety of baked goods and snacks. Jamba, Inc. was incorporated in January 2005 and went public through an initial public offering later that year. In November 2006, we completed our acquisition of Jamba Juice Company, which first began operations in 1990. As of October 5, 2010, there were 742 locations consisting of 378 Company Stores and 364 Franchise Stores.

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

2010 Third Quarter Financial Highlights

•

Net loss was $(0.8) million, compared to net income of $2.8 million in the prior year period, driven primarily by non cash charges of $1.4 million related to store closures and $1.4 million related to loss on refranchise transactions, a decrease in Company Store comparable sales of 2.7%, partially offset by an increase in franchise revenue.

•	Loss per share was $(0.02) per share for the 12 weeks ended October 5, 2010 compared to a diluted earnings per share of $0.04 for the prior year period.

•	Total revenue decreased 16.3% to $66.1 million from $79.0 million from prior year period reflecting a decrease of $12.9 million primarily due to the reduction in the number of Company Stores.

•	Company-owned comparable store sales decreased by 2.7% compared to a decrease of 5.3% for the prior year period.

•	Store-level EBITDA decreased $2.5 million to $13.4 million compared to $15.9 million for the prior year period.

•	Consolidated EBITDA decreased $1.7 million to $5.3 million compared to $7.0 million for the prior year period.

2010 Third Quarter Business Highlights

Company Store Sales

During the third quarter, Company Store comparable store sales were negative 2.7%, driven primarily by cool weather and a slowly recovering recessionary economic environment in California, where approximately 75% of our Company Stores are located. In addition, during the quarter, competition from McDonald’s nationwide introduction and promotion of its new smoothie line negatively impacted Company Store sales. In Company Stores located outside of California, where we continue to see sequential quarterly improvement, comparable store sales were positive 1.8%. Overall traffic, one of the primary drivers of comparable store sales, continues to improve sequentially across all Company Stores.

We remain diligently focused on improving comparable store sales through the expansion of our food and beverage offerings, with a goal of driving sales by increasing average check, traffic and attachment rates. During the third quarter, we launched our fall campaign focused on promotion of our better-for-you breakfast platform that included the expansion to over 360 stores of our made-to-order organic hot coffee and organic hot tea offerings. We see benefits of competing restaurants entering the smoothie category because it expands the base of new smoothie customers. We are leveraging our promotional activities and special offers in key markets to grow trial and awareness of our products among this growing base of new smoothie users. We also believe that our growing portfolio of healthy-focused food and beverage offerings provides us with a competitive advantage over these restaurants.

Franchising and Refranchising

We continue to grow our restaurant concept primarily through the development of new Franchise Stores, predominantly in non-traditional venues such as airports and universities. During the third quarter of 2010, we opened seven new non-traditional franchise locations and expect to open 30-to-40 new Franchise Stores in 2010.

In 2009, we embarked on a refranchising initiative to refranchise up to 150 Company Stores, as we move to a more franchise-oriented business model. During the third quarter, we completed the sale of 46 Company Stores in four refranchising transactions. We expect to close the transactions which would complete the refranchising initiative by year-end. The buyers in these transactions have also committed to develop new Franchise Stores over the next five years.

During the third quarter, we also entered into store development agreements with three new franchisees for an aggregate of 13 stores in the new markets of Boston, Massachusetts, New Orleans, Louisiana and South Bend, Indiana. These development agreements support our brand growth into new markets.

During the third quarter, we also opened the first pilot Jamba Express blending station. Jamba Express allows for a reduced-size blending station with a limited Smoothie menu, meant to emphasize volume, and operated primarily inside non-traditional venues such as small schools, grocery stores, stadiums, theaters, and airport locations where a Jamba Juice store or kiosk would not be feasible. We believe Jamba Express could extend our product offerings outside of our Jamba Juice stores to not only generate revenue, but to expand product accessibility, promote brand awareness and product usage occasions to customers.

As we move forward, our franchise-focused business model is expected to require less capital investment and reduce the volatility of cash flow performance over time. A natural and expected outcome of our franchising effort is a decline in total revenue as we trade retail sales at Company Stores for royalties and franchise fees. We also expect, however, that this overall shift in revenues will benefit us by ultimately resulting in improved free cash flows.

Store-level Margins

During the third quarter, we maintained our store-level margins as compared to the prior year period due to cost savings initiatives and increased franchise and licensing revenue, partially offset by the deleverage impact from decreased Company Store comparable sales. In addition to our efforts to increase comparable store sales as described above, we are focused on improving the efficiency of our store operations and driving additional cost savings initiatives in order to improve our store-level margins.

Consumer Products

During the third quarter, we continued to make progress on our consumer products licensing platform. Most significantly, we agreed to terms with Nestlé USA to renew our licensing relationship for the development of a new line of Jamba-branded ready-to-drink energy beverages. We also entered into three additional license agreements to develop Jamba-branded products in relevant categories:

•	One Natural Experience (O.N.E.) for ready-to-drink, fruit-infused coconut waters;

•	Zola Superfruits for functionally beneficial liquid superfruit supplements; and

•	Sundia for functionally boosted fruit cups

In addition, we received royalties from retail distribution of Jamba-branded products such as frozen smoothie kits and frozen novelty bars as the licensees under our existing license agreements gain momentum in their commercialization efforts. Our consumer products platform represents an important growth opportunity and helps to support our transformation from a made-to-order smoothie company to an active, healthy lifestyle brand.

RESULTS OF OPERATIONS — 12 WEEK PERIOD ENDED OCTOBER 5, 2010 AS COMPARED TO 12 WEEK PERIOD ENDED OCTOBER 6, 2009 (UNAUDITED)

	12 Week Period Ended
(In thousands)	October 5, 2010	% (1)	October 6, 2009	% (1)
Revenue:
Company stores	$63,922	96.7%	$77,493	98.1%
Franchise and other revenue	2,167	3.3%	1,498	1.9%

Total revenue	66,089	100.0%	78,991	100.0%

Costs and operating expenses:
Cost of sales	15,042	23.5%	19,282	24.9%
Labor	19,665	30.8%	23,612	30.5%
Occupancy	8,564	13.4%	10,178	13.1%
Store operating	9,461	14.8%	10,032	12.9%
Depreciation and amortization	3,085	4.7%	3,943	5.0%
General and administrative	8,087	12.2%	8,839	11.2%
Impairment of long-lived assets	—	0.0%	532	0.7%
Other operating, net	2,655	4.0%	3	0.0%

Total costs and operating expenses	66,559	100.7%	76,421	96.7%

(Loss) income from operations	(470)	(0.7)%	2,570	3.3%

Other expense, net:
Interest income	21	0.0%	21	0.0%
Interest expense	(145)	(0.2)%	(320)	(0.4)%

Total other expense, net	(124)	(0.2)%	(299)	(0.4)%

(Loss) income before income taxes	(594)	(0.9)%	2,271	2.9%
Income tax (expense) benefit	(174)	(0.3)%	495	0.6%

Net (loss) income	(768)	(1.2)%	2,766	3.5%

Preferred stock dividends and deemed dividends	(659)	(1.0)%	(653)	(0.8)%

Net (loss attributable) income available to common stockholders	$(1,427)	(2.2)%	$2,113	2.7%

(1)	Cost of sales, labor, occupancy and store operating percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue.

Revenue

(in 000’s)

	12 Week Period Ended October 5, 2010	% of Total Revenue	12 Week Period Ended October 6, 2009	% of Total Revenue
Revenue:
Company stores	$63,922	96.7%	$77,493	98.1%
Franchise and other revenue	2,167	3.3%	1,498	1.9%

Total revenue	$66,089	100.0%	$78,991	100.0%

Total revenue is comprised of revenue from Company Stores, royalties and fees from Franchise Stores and licensing revenue. Total revenue decreased $12.9 million or 16.3% to $66.1 million for the 12 week period ended October 5, 2010 compared to $79.0 million for the prior year period. Company Store revenue decreased $13.6 million or 17.5% to $63.9 million compared to $77.5 million for the prior year period. This decrease in Company Store revenue is primarily attributable to a net decrease of 110 Company Stores operating since the prior year period due primarily to our refranchising initiative. The decrease in Company Store revenue was also affected by a decrease in Company Store comparable sales of 2.7% compared to the prior year period. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least 13 full fiscal periods. As of October 5, 2010 approximately 99% of our Company Stores had been open for at least 13 full fiscal periods.

Franchise and other revenue increased 44.7% to $2.2 million compared to $1.5 million for the prior year period. The number of Franchise Stores as of October 5, 2010 was 364 stores as compared to 254 stores as of October 6, 2009. The increase in franchise and other revenue is due primarily to an increase in royalty revenue resulting from a net increase of 110 Franchise Stores operating since the prior year period, revenue resulting from a master development agreement entered into for South Korea, and licensing revenue.

Cost of sales

(in 000’s)

	12 Week Period Ended October 5, 2010	% of Company Store Revenue	12 Week Period Ended October 6, 2009	% of Company Store Revenue
Cost of sales	$15,042	23.5%	$19,282	24.9%

Cost of sales is mostly comprised of fruit, dairy and other products used to make smoothies, cost of prepared foods such as our grab-and-go menu offerings introduced in the middle of fiscal 2009, paper products, and costs related to managing our procurement program. Cost of sales decreased $4.2 million or 22.0% to $15.0 million for the 12 week period ended October 5, 2010, compared to $19.3 million for the prior year period. This $4.2 million decrease was primarily attributable to the net decrease in Company Stores operating compared to the prior year period which resulted in reduced aggregate Company Store purchasing levels. Cost of sales as a percentage of Company Store revenue decreased to 23.5% in the third quarter of fiscal 2010 compared to 24.9% in the prior year period due primarily to cost savings initiatives and improved commodity management.

Labor

(in 000’s)

	12 Week Period Ended October 5, 2010	% of Company Store Revenue	12 Week Period Ended October 6, 2009	% of Company Store Revenue
Labor	$19,665	30.8%	$23,612	30.5%

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. Labor costs decreased $3.9 million or 16.7% to $19.7 million for the 12 week period ended October 5, 2010 compared to $23.6 million for the prior year period. The $3.9 million decrease was primarily attributable to the net decrease in Company Stores operating compared to the prior year period, optimization of labor scheduling and more efficient labor management. Labor costs as a percentage of Company Store revenue increased to 30.8% in the 12 week period ended October 5, 2010 compared to 30.5% in the prior year period due primarily to deleverage resulting from a decrease in Company Store comparable sales and increased value promotion activity, partially offset by more efficient labor management.

Occupancy

(in 000’s)

	12 Week Period Ended October 5, 2010	% of Company Store Revenue	12 Week Period Ended October 6, 2009	% of Company Store Revenue
Rent	$6,766		$7,848
Common area maintenance, property taxes, licenses and insurance	1,798		2,330

Total occupancy	$8,564	13.4%	$10,178	13.1%

Occupancy costs include both fixed and variable portions of rent, real estate taxes, property insurance and common area maintenance charges for all Company Store locations. Occupancy costs decreased $1.6 million or 15.9% to $8.6 million for the 12 week period ended October 5, 2010 compared to $10.2 million for the prior year period. This decrease was primarily attributable to a net decrease in Company Stores operating since the prior year period. Total occupancy costs as a percentage of Company Store revenue increased to 13.4% in the 12 week period ended October 5, 2010, compared to 13.1% in the prior year period, which was primarily attributable to deleverage resulting from a decrease in Company Store comparable sales.

Store operating

(in 000’s)

	12 Week Period Ended October 5, 2010	% of Company Store Revenue	12 Week Period Ended October 6, 2009	% of Company Store Revenue
Utilities	$2,639		$2,996
Marketing	2,035		1,746
Repairs and maintenance	1,142		1,379
Credit card fees	832		923
Other	2,813		2,988

Total store operating	$9,461	14.8%	$10,032	12.9%

Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses. Total store operating expenses decreased 5.7% to $9.5 million for the 12 week period ended October 5, 2010 compared to $10.0 million for the prior year period. The $0.5 million decrease in total store operating expenses was primarily attributable to a net decrease in Company Stores operating since the prior year period, partially offset by increased promotional activity.

Utilities expense decreased by 11.9% to $2.6 million for the 12 week period ended October 5, 2010 compared to $3.0 million for the prior year period. The $0.4 million decrease in utilities expense was primarily attributable to a decrease in the net number of Company Stores operating in the third quarter compared to the prior year period.

Marketing expenses increased by 16.6% to $2.0 million for the 12 week period ended October 5, 2010 compared to $1.7 million for the prior year period. The $0.3 million increase in marketing expenses was primarily attributable to increased promotional spending during the third quarter compared to the prior year period.

Repairs and maintenance expense decreased by 17.2% to $1.1 million for the 12 week period ended October 5, 2010 compared to $1.4 million for the prior year period. The $0.3 million decrease in repairs and maintenance was primarily attributable to a decrease in the net number of Company Stores operating compared to the prior year period.

Credit card fees decreased by 9.9% to $0.8 million for the 12 week period ended October 5, 2010 compared to $0.9 million for the prior year period. The $0.1 million decrease in credit card fees was primarily due to a decrease in the net number of Company Stores operating compared to the prior year period and a decrease in Company Store comparable sales.

Other store operating expenses decreased by 5.9% to $2.8 million for the 12 week period ended October 5, 2010 compared to $3.0 million for the prior year period. The $0.2 million decrease in other store operating expenses was primarily attributable to a net decrease in the number of Company Stores operating compared to the prior year period, partially offset by increases due to upgrades to our point of sale system and software and for new equipment to, among other things, expand the beverage offerings.

As a percentage of Company Store revenue, total store operating expenses increased to 14.8% for the 12 week period ended October 5, 2010 compared to 12.9% in the prior year period, which was primarily attributable to factors described above and deleverage resulting from a decrease in Company Store comparable sales.

Depreciation and amortization

(in 000’s)

	12 Week Period Ended October 5, 2010	% of Total Revenue	12 Week Period Ended October 6, 2009	% of Total Revenue
Depreciation and amortization	$3,085	4.7%	$3,943	5.0%

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. Depreciation and amortization decreased $0.8 million or 21.8% to $3.1 million for the 12 week period ended October 5, 2010 compared to $3.9 million for the prior year period. As a percentage of total revenue, depreciation and amortization decreased to 4.7% for the 12 week period ended October 5, 2010 compared to 5.0% in the prior year period. The $0.8 million decrease and the decrease as a percentage of total revenue is primarily attributable to a net decrease in Company Stores operating since the prior year period and impairment charges for certain stores taken during fiscal 2009.

General and administrative

(in 000’s)

	12 Week Period Ended October 5, 2010	% of Total Revenue	12 Week Period Ended October 6, 2009	% of Total Revenue
Wages and payroll related	$4,804		$5,253
Outside and contract services	746		1,058
Accounting and legal fees	722		499
Travel and travel-related	631		690
Other	1,184		1,339

Total general and administrative	$8,087	12.2%	$8,839	11.2%

General and administrative (“G&A”) expenses include costs associated with our corporate headquarters in Emeryville, CA, field supervision, bonuses, accounting and legal fees, outside and contract services, travel and travel-related expenses, share-based compensation, and other. Total G&A expenses decreased $0.7 million or 8.5% to $8.1 million compared to $8.8 million in the prior year period which was primarily attributable to decreases in wages and payroll related expenses and reclassification of costs associated with managing the system’s procurement program into cost of sales.

Wages and payroll related expenses decreased by $0.5 million or 8.5% to $4.8 million for the 12 week period ended October 5, 2010 compared to $5.3 million for the prior year period. The $0.5 million decrease in wages and payroll related expenses was primarily attributable to decreased field support personnel expenses as a result of a net decrease in Company Stores operating since the prior year period.

Outside and contract services decreased to $0.7 million for the 12 week period ended October 5, 2010 compared to $1.1 million for the prior year period. The $0.4 million decrease in outside and contract services was primarily attributable to our cost reduction efforts.

Accounting and legal fees increased by $0.2 million to $0.7 million for the 12 week period ended October 5, 2010 compared to $0.5 million for the prior year period. The $0.2 million increase was primarily attributable to legal costs associated with outstanding litigation and Company initiatives.

Travel and travel-related expenses decreased to $0.6 million for the 12 week period ended October 5, 2010 compared to $0.7 million for the prior year period. The $0.1 million decrease in travel and travel-related expenses was primarily attributable to lower field headcount.

Other G&A expenses decreased by $0.1 million or 11.6% to $1.2 million for the 12 week period ended October 5, 2010 compared to $1.3 million for the prior year period. The decrease in other G&A expenses was primarily attributable to the reclassification of costs associated with managing our procurement program into cost of sales.

As a percentage of total revenue, total G&A expenses increased to 12.2% for the 12 week period ended October 5, 2010, compared to 11.2% for the prior year period. This increase in G&A expenses as a percentage of total revenue was primarily attributable to a net decrease in Company Stores operating since the prior year period, deleverage resulting from a decrease in Company Store comparable sales, partially offset by lower total G&A expenses due to the factors noted above.

Impairment of long-lived assets

(in 000’s)

	12 Week Period Ended October 5, 2010	% of Total Revenue	12 Week Period Ended October 6, 2009	% of Total Revenue
Impairment of long-lived assets	$—	0.0%	$532	0.7%

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

We did not record long-lived asset impairment expense for the 12 week period ended October 5, 2010. No impairment was recorded for long-lived assets that the Company intends to refranchise where the carrying amount exceeds the selling price. We recorded $0.5 million for long-lived asset impairment during the prior year period.

Other operating, net

(in 000’s)

	12 Week Period Ended October 5, 2010	% of Total Revenue	12 Week Period Ended October 6, 2009	% of Total Revenue
Loss (gain) on disposals	$1,707		$(140)
Other	948		143

Total other operating, net	$2,655	4.0%	$3	0.0%

Other operating, net consist primarily of refranchise-related expense, pre-opening expense, gains and losses on disposals, amortization of jambacard™ liability and income from jambacard™ breakage. Other operating, net increased to $2.7 million for the 12 week period ended October 5, 2010 compared to the prior year period.

Loss on disposals increased to $1.7 million for the 12 week period ended October 5, 2010 compared to a gain of $0.1 million in the prior year period. The $1.8 million variance was primarily attributable to a $1.4 million loss on the sale of assets related to our refranchising program for the 12 week period ended October 5, 2010.

As a percentage of total revenue, other operating, net were 4.0% for the 12 week period ended October 5, 2010 as compared to 0.0% in the prior year period, driven by the factors noted above.

Interest income

(in 000’s)

	12 Week Period Ended October 5, 2010	% of Total Revenue	12 Week Period Ended October 6, 2009	% of Total Revenue
Interest income	$21	0.0%	$21	0.0%

Interest income represents interest earned on cash held in our interest bearing accounts. Interest income was flat at $21,000 for the 12 week periods ended October 5, 2010 and October 6, 2009.

Interest expense

(in 000’s)

	12 Week Period Ended October 5, 2010	% of Total Revenue	12 Week Period Ended October 6, 2009	% of Total Revenue
Interest expense	$(145)	(0.2)%	$(320)	(0.4)%

Interest expense for the 12 week period ended October 5, 2010 decreased to $0.1 million compared to $0.3 million for the prior year period due primarily to repayment of the previously outstanding Senior Notes (see Note 4 to our financial statements).

Income tax expense

(in 000’s)

	12 Week Period Ended October 5, 2010	% of Total Revenue	12 Week Period Ended October 6, 2009	% of Total Revenue
Income tax (expense) benefit	$(174)	(0.3)%	$495	0.6%

We recorded a tax expense of $0.2 million for the 12 week period ended October 5, 2010. Our effective tax rate was (29.1)% for the 12 week period ended October 5, 2010. The effective tax rate is affected by pretax loss, a change in the valuation allowance related to deductible temporary differences originating during the current year and $165,000 of foreign taxes related to a development agreement in South Korea.

Our effective tax benefit rate was 21.8% for the 12 week period ended October 6, 2009. Our prior year tax rate was affected by pretax income or loss, a change in the valuation allowance related to deductible temporary differences originating during the current year and the reversal of previously unrecognized tax benefits. During the 12 week period ended October 6, 2009, approximately $0.5 million of previously unrecognized tax benefits were reversed due to the expiration of the statute of limitations.

RESULTS OF OPERATIONS — 40 WEEK PERIOD ENDED OCTOBER 5, 2010 AS COMPARED TO 40 WEEK PERIOD ENDED OCTOBER 6, 2009 (UNAUDITED)

	40 Week Period Ended
(In thousands)	October 5, 2010	% (1)	October 6, 2009	% (1)
Revenue:
Company stores	$214,642	97.3%	$246,174	98.1%
Franchise and other revenue	5,948	2.7%	4,781	1.9%

Total revenue	220,590	100.0%	250,955	100.0%

Costs and operating expenses:
Cost of sales	51,279	23.9%	59,798	24.3%
Labor	68,759	32.0%	80,925	32.9%
Occupancy	30,890	14.4%	34,072	13.8%
Store operating	30,319	14.1%	29,681	12.1%
Depreciation and amortization	11,509	5.2%	14,397	5.7%
General and administrative	28,325	12.8%	28,747	11.5%
Impairment of long-lived assets	2,293	1.0%	11,107	4.4%
Other operating, net	1,081	0.5%	312	0.1%

Total costs and operating expenses	224,455	101.8%	259,039	103.2%

Loss from operations	(3,865)	(1.8)%	(8,084)	(3.2)%

Other expense, net:
Gain from derivative liabilities	—	0.0%	1,597	0.6%
Interest income	59	0.0%	384	0.2%
Interest expense	(434)	(0.1)%	(6,920)	(2.8)%

Total other expense, net	(375)	(0.1)%	(4,939)	(2.0)%

Loss before income taxes	(4,240)	(1.9)%	(13,023)	(5.2)%
Income tax (expense) benefit	(200)	(0.1)%	462	0.2%

Net loss	(4,440)	(2.0)%	(12,561)	(5.0)%

Preferred stock dividends and deemed dividends	(3,122)	(1.4)%	(879)	(0.4)%

Net loss attributable to common stockholders	$(7,562)	(3.4)%	$(13,440)	(5.4)%

(1)	Cost of sales, labor, occupancy and store operating percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue.

Revenue

(in 000’s)

	40 Week Period Ended October 5, 2010	% of Total Revenue	40 Week Period Ended October 6, 2009	% of Total Revenue
Revenue:
Company stores	$214,642	97.3%	$246,174	98.1%
Franchise and other revenue	5,948	2.7%	4,781	1.9%

Total revenue	$220,590	100.0%	$250,955	100.0%

Total revenue decreased $30.4 million or 12.1% to $220.6 million for the 40 week period ended October 5, 2010 compared to $251.0 million for the 40 week period ended October 6, 2009. The $30.4 million decrease in total revenue was attributable to a $31.5 million decrease in Company Store revenue, partially offset by a $1.1 million increase in franchise and other revenue.

Company Store revenue decreased $31.6 million or 12.8% to $214.6 million compared to $246.2 million for the prior year period. This decrease in Company Store revenue is primarily attributable to a net decrease of 110 Company Stores operating since the prior year period, due primarily to our refranchising initiative. The decrease in Company Store revenue was also affected by a decrease in Company Store comparable sales of 2.8% compared to the prior year period. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least 13 full fiscal periods.

Franchise and other revenue increased $1.1 million to $5.9 million compared to $4.8 million for the prior year period. The number of franchise stores as of October 5, 2010 was 364 stores as compared to 254 stores as of October 6, 2009. The increase in franchise and other revenue is primarily attributable to an increase in royalty revenue resulting from the net increase in the number of Franchise Stores operating compared to the prior year period.

Cost of sales

(in 000’s)

	40 Week Period Ended October 5, 2010	% of Company Store Revenue	40 Week Period Ended October 6, 2009	% of Company Store Revenue
Cost of sales	$51,279	23.9%	$59,798	24.3%

Cost of sales is mostly comprised of fruit, dairy and other products used to make smoothies, cost of prepared foods such as our grab-and-go menu offerings introduced in the middle of fiscal 2009, paper products, and costs related to managing our procurement program. Cost of sales decreased $8.5 million or 14.2% to $51.3 million for the 40 week period ended October 5, 2010 compared to $59.8 million for the prior year period. This decrease was primarily attributable to the net decrease in Company Stores operating compared to the prior year period which resulted in reduced aggregate Company Store purchasing levels. Cost of sales as a percentage of Company Store revenue was 23.9% for the 40 week period ended October 5, 2010 compared to 24.3% in the prior year period, due primarily to cost savings initiatives and improved commodity management.

Labor

(in 000’s)

	40 Week Period Ended October 5, 2010	% of Company Store Revenue	40 Week Period Ended October 6, 2009	% of Company Store Revenue
Labor	$68,759	32.0%	$80,925	32.9%

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. Labor costs decreased $12.1 million or 15.0% to $68.8 million for the 40 week period ended October 5, 2010 compared to $80.9 million for the prior year period. The $12.1 million decrease was primarily attributable to the net decrease in Company Stores operating compared to the prior year period, optimization of labor scheduling, and more efficient labor management. Labor costs as a percentage of Company Store revenue decreased to 32.0% for the 40 week period ended October 5, 2010 compared to 32.9% in the prior year period due primarily to more efficient labor management, partially offset by deleverage resulting from a decrease in Company Store comparable sales.

Occupancy

(in 000’s)

	40 Week Period Ended October 5, 2010	% of Company Store Revenue	40 Week Period Ended October 6, 2009	% of Company Store Revenue
Rent	$23,747		$26,412
Common area maintenance, property taxes, licenses and insurance	7,143		7,660

Total occupancy	$30,890	14.4%	$34,072	13.8%

Occupancy costs include both fixed and variable portions of rent, real estate taxes, property insurance and common area maintenance charges for all Company Store locations. Occupancy costs decreased $3.2 million or 9.3% to $30.9 million for the 40 week period ended October 5, 2010 compared to $34.1 million for the prior year period. This decrease in total occupancy cost was primarily attributable to a net decrease in Company Stores operating since the prior year period. Total occupancy as a percentage of Company Store revenue increased to 14.4% in the third quarter of fiscal 2010, compared to 13.8% in the prior year period, which was primarily attributable to deleverage resulting from a decrease in Company Store comparable sales.

Store operating

(in 000’s)

	40 Week Period Ended October 5, 2010	% of Company Store Revenue	40 Week Period Ended October 6, 2009	% of Company Store Revenue
Utilities	$8,088		$8,891
Marketing	6,020		4,339
Repairs and maintenance	3,742		4,060
Credit card fees	2,625		2,745
Other	9,844		9,646

Total store operating	$30,319	14.1%	$29,681	12.1%

Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses. Total store operating expenses increased 2.1% or $0.6 million to $30.3 million for the 40 week period ended October 5, 2010 compared to $29.7 million for the prior year period. The $0.6 million increase in total store operating expenses was primarily attributable to increased marketing spending and other store operating expenses partially offset by reductions in utilities.

Utilities expense decreased by 9.0% to $8.1 million for the 40 week period ended October 5, 2010 compared to $8.9 million for the prior year period. The $0.8 million decrease in utilities expense was primarily attributable to a decrease in the net number of Company Stores operating compared to the prior year period.

Marketing expenses increased by 38.7% to $6.0 million for the 40 week period ended October 5, 2010 compared to $4.3 million for the prior year period. The $1.7 million increase in marketing expenses was primarily attributable to increased promotional spending compared to the prior year period.

Repairs and maintenance expense decreased by 7.8% to $3.7 million for the 40 week period ended October 5, 2010 compared to $4.1 million compared to the prior year period. This $0.4 million decrease was primarily attributable to a decrease in the net number of Company Stores operating compared to the prior year period, partially offset by equipment refreshes.

Credit card fees decreased by 4.4% to $2.6 million for the 40 week period ended October 5, 2010 compared to $2.7 million for the prior year period. The $0.1 million decrease in credit card fees was primarily attributable to a decrease in the net number of Company Stores operating compared to the prior year period and a decrease in Company Store comparable sales.

Other store operating expenses increased by 2.1% to $9.8 million for the 40 week period ended October 5, 2010 compared to $9.6 million for the prior year period. The $0.2 million increase in other store operating expenses was primarily attributable to increases in point of sale system maintenance costs, software hosting fees, and contract services, partially offset by a net decrease in the number of Company Stores operating compared to the prior year period.

As a percentage of Company Store revenue, store operating expenses increased to 14.1% for the 40 week period ended October 5, 2010 compared to 12.1% in the prior year period, which was primarily attributable to factors described above and deleverage resulting from a decrease in Company Store comparable sales.

Depreciation and amortization

(in 000’s)

	40 Week Period Ended October 5, 2010	% of Total Revenue	40 Week Period Ended October 6, 2009	% of Total Revenue
Depreciation and amortization	$11,509	5.2%	$14,397	5.7%

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. Depreciation and amortization decreased $2.9 million or 20.1% to $11.5 million for the 40 week period ended October 5, 2010 compared to $14.4 million for the prior year period. As a percentage of total revenue, depreciation and amortization decreased to 5.2% for the 40 week period ended October 5, 2010 compared to 5.7% in the prior year period. The $2.9 million decrease and the decrease as a percentage of total revenue is primarily attributable to a net decrease in Company Stores operating since the prior year period and impairment charges for certain stores taken during fiscal 2009.

General and administrative

(in 000’s)

	40 Week Period Ended October 5, 2010	% of Total Revenue	40 Week Period Ended October 6, 2009	% of Total Revenue
Wages and payroll related	$16,234		$17,463
Outside and contract services	3,239		3,018
Accounting and legal fees	2,383		2,065
Travel and travel-related	1,796		1,825
Share-based compensation	1,039		1,231
Other	3,634		3,145

Total general and administrative	$28,325	12.8%	$28,747	11.5%

General and administrative (“G&A”) expenses include costs associated with our corporate headquarters in Emeryville, CA, field supervision, bonuses, accounting and legal fees, outside and contract services, travel and travel-related expenses, share-based compensation and other. Total G&A expenses decreased $0.4 million or 1.5% to $28.3 million compared to $28.7 million in the prior year period which was primarily attributable to charges to settle outstanding litigation, partially offset by decreases in wages and payroll related expenses and reclassification of costs associated with managing the system’s procurement program into cost of sales.

Wages and payroll related expenses decreased by $1.3 million or 7.0% to $16.2 million for the 40 week period ended October 5, 2010 compared to $17.5 million for the prior year period. The $1.3 million decrease in wages and payroll related expenses was primarily attributable to decreased field support personnel expenses as a result of a net decrease in Company Stores operating since the prior year period.

Outside and contract services increased by $0.2 million or 7.3% to $3.2 million for the 40 week period ended October 5, 2010 compared to $3.0 million for the prior year period. The $0.2 million increase in outside and contract services was primarily attributable to costs associated with increased spending on Company initiatives.

Accounting and legal fees increased by $0.3 million to $2.4 million for the 40 week period ended October 5, 2010 compared to $2.1 million for the prior year period. The $0.3 million increase was primarily attributable to legal costs associated with new initiatives and litigation.

Travel and travel-related expenses was relatively flat for the 40 week period ended October 5, 2010 at $1.8 million compared to the prior year period. Travel and travel-related expenses resulted from travel to support company initiatives including franchising, refranchising, licensing, offsite sales and international expansion, partially offset by lower field headcount.

Shared-based compensation decreased $0.2 million to $1.0 million for the 40 week period ended October 5, 2010 compared to $1.2 million for the prior year period. This $0.2 million decrease was due primarily to a decrease in the number of options granted as compared to the prior year period, partially offset by an increase in the fair value of options granted.

Other G&A expenses increased by $0.5 million or 15.5% to $3.6 million for the 40 week period ended October 5, 2010 compared to $3.1 million for the prior year period. The increase in other G&A expenses was primarily attributable to charges to settle outstanding litigation, partially offset by the reclassification of costs associated with managing our procurement program into cost of sales.

As a percentage of total revenue, total G&A expenses increased to 12.8% for the 40 week period ended October 5, 2010, compared to 11.5% for the prior year period. This increase in G&A expenses as a percentage of total revenue was primarily attributable to higher total G&A expenses driven by the factors noted above.

Impairment of long-lived assets

(in 000’s)

	40 Week Period Ended October 5, 2010	% of Total Revenue	40 Week Period Ended October 6, 2009	% of Total Revenue
Impairment of long-lived assets	$2,293	1.0%	$11,107	4.4%

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

We recorded long-lived asset impairment expense of $2.3 million for the 40 week period ended October 5, 2010 compared to $11.1 million for the prior year period. The decrease in impairment charges relate primarily to the decrease in the number of impaired stores, partially offset by impairment recorded for long-lived assets that the Company intends to refranchise where the carrying amount exceeds the selling price.

Other operating, net

(in 000’s)

	40 Week Period Ended October 5, 2010	% of Total Revenue	40 Week Period Ended October 6, 2009	% of Total Revenue
(Gain) loss on disposals	$(343)		$352
Other	1,424		(40)

Total other operating, net	$1,081	0.5%	$312	0.1%

Other operating, net consist primarily of refranchise-related expense, pre-opening expense, gains and losses on disposals, amortization of jambacard™ liability and income from jambacard™ breakage. Other operating, net increased $0.8 million to $1.1 million income for the 40 week period ended October 5, 2010 compared to $0.3 million expense for the prior year period.

Gain on disposals increased to $0.3 million for the 12 week period ended October 5, 2010 compared to a loss of $0.4 million in the prior year period. The $0.7 million variance was primarily attributable to a $1.8 million gain on the sale of assets related to our refranchising program, partially offset by loss from disposals of property and equipment.

As a percentage of total revenue, other operating, net were 0.5% for the 12 week period ended October 5, 2010 as compared to 0.1 % in the prior year period, driven by the factors noted above.

Gain from derivative liabilities

(in 000’s)

	40 Week Period Ended October 5, 2010	% of Total Revenue	40 Week Period Ended October 6, 2009	% of Total Revenue
Gain from derivative liabilities	$—	0.0%	$1,597	0.6%

No gain from derivative liabilities was recorded for the 40 week period ended October 5, 2010 compared to a gain of $1.6 million for the prior year period. No gain or loss from derivative liabilities was recorded as the warrants that were classified as derivative liabilities have expired and no gain or loss was recorded for the change in the fair value of our Put and Call Right issued in connection with the issuance of our Senior Notes because it was exercised during the second fiscal quarter of 2009.

Interest income

(in 000’s)

	40 Week Period Ended October 5, 2010	% of Total Revenue	40 Week Period Ended October 6, 2009	% of Total Revenue
Interest income	$59	0.0%	$384	0.2%

Interest income for the 40 week period ended October 5, 2010 decreased to approximately $0.1 million compared to approximately $0.4 million from the prior year period due primarily to decreases in interest rates.

Interest expense

(in 000’s)

	40 Week Period Ended October 5, 2010	% of Total Revenue	40 Week Period Ended October 6, 2009	% of Total Revenue
Interest expense	$(434)	(0.1)%	$(6,920)	(2.8)%

Interest expense for the 40 week period ended October 5, 2010 decreased to $0.4 million compared to $6.9 million for the prior year period due primarily to repayment of the previously outstanding Senior Notes (see Note 4 to our financial statements).

Income tax expense

(in 000’s)

	40 Week Period Ended October 5, 2010	% of Total Revenue	40 Week Period Ended October 6, 2009	% of Total Revenue
Income tax (expense) benefit	$(200)	(0.1)%	$462	0.2%

We recorded a tax expense of $0.2 million for the 40 week period ended October 5, 2010. The Company’s effective tax rate was (4.7)% for the 40 week period ended October 5, 2010. The effective tax rate is affected by pretax loss, a change in the valuation allowance related to deductible temporary differences originating during the current year and $165,000 of foreign taxes withheld related to a development agreement in South Korea.

Our effective tax benefit rate was 3.5% for the 40 week period ended October 6, 2009. Our prior year tax rate was affected by pretax income or loss, a change in the valuation allowance related to deductible temporary differences originating during the current year and the reversal of previously unrecognized tax benefits. During the 40 week period ended October 6, 2009, approximately $0.5 million of previously unrecognized tax benefits were reversed due to the expiration of the statute of limitations.

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

Consolidated EBITDA was $5.3 million for the 12 week period ended October 5, 2010 as compared to $7.0 million in the prior year period. Store-level EBITDA was $13.4 million for the 12 week period ended October 5, 2010 as compared to $15.9 million for the prior year period. Consolidated EBITDA was $11.0 million for the 40 week period ended October 5, 2010 as compared to $17.7 million in the prior year period. Store-level EBITDA was $39.3 million for the 40 week period ended October 5, 2010 as compared to $46.5 million for the prior year period. A reconciliation of Consolidated EBITDA and Store-level EBITDA for the 12 week and 40 week periods ended October 5, 2010 and October 6, 2009 to net income (loss) follows:

(Dollars in thousands)

	12 Week Period Ended		40 week Period Ended
	October 5, 2010	October 6, 2009	October 5, 2010	October 6, 2009
Net (loss) income	$(768)	$2,766	$(4,440)	$(12,561)
Gain from derivative liabilities	—	—	—	(1,597)
Interest income	(21)	(21)	(59)	(384)
Interest expense	145	320	434	6,920
Income tax expense (benefit)	174	(495)	200	(462)
Depreciation and amortization	3,085	3,943	11,509	14,397
Impairment of long-lived assets	—	532	2,293	11,107
Other operating, net	2,655	3	1,081	312

Consolidated EBITDA	$5,270	$7,048	$11,018	$17,732
General and administrative	8,087	8,839	28,325	28,747

Store-level EBITDA	$13,357	$15,887	$39,343	$46,479

The following table sets forth operating data that do not otherwise appear in our consolidated financial statements as of and for the 40 week periods ended October 5, 2010 and October 6, 2009:

	40 week Period Ended
	October 5, 2010	October 6, 2009
Percentage change in Company Store comparable sales (1)	(2.8)%	(11.2)%
Total Company Stores	378	488
Total Franchise Stores	364	254
Total Stores	742	742

(1)

Percentage change in Company Store comparable sales compares the sales of Company Stores during a 40 week period in 2010 to the sales from the same Company Stores for the equivalent period in the prior year. A Company Store is included in this calculation after its full fiscal year of operations. Sales from franchised stores are not included in the Company Store comparable sales.

The following table sets forth certain data relating to Company Stores and Franchise Stores as of the dates indicated:

	October 5, 2010	October 6, 2009
Company Stores:
Beginning of fiscal year	478	511
Company Stores opened	1	1
Company Stores closed	(13)	(5)
Company Stores sold to franchisees	(88)	(19)

Total Company Stores	378	488

Franchise Stores:
Beginning of fiscal year	261	218
Franchise Stores opened	18	22
Franchise Stores closed	(3)	(5)
Franchise Stores purchased from Company	88	19

Total Franchise Stores	364	254

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Summary

The following table summarizes our cash flows for the 40 week periods ended October 5, 2010 and October 6, 2009 (in thousands):

	40 Week Period Ended October 5, 2010	40 Week Period Ended October 6, 2009
Net cash provided by operating activities	$5,406	$9,731
Net cash provided by (used in) investing activities	3,989	(4,444)
Net cash (used in) provided by financing activities	(1,937)	3,312

Net increase in cash and cash equivalents	$7,458	$8,599

Operating Activities

In the 40 week period ended October 5, 2010, net cash provided by operating activities was approximately $5.4 million, compared with net cash provided by operating activities of approximately $9.7 million in the 40 week period ended October 6, 2009. The decrease in net cash provided by operating activities for the 40 week period ended October 5, 2010 as compared to the 40 week period ended October 6, 2009 primarily resulted from net increases in working capital, combined with the Company’s net loss excluding share-based compensation, depreciation and amortization, impairment of long-lived assets and other non-cash items.

Investing Activities

In the 40 week period ended October 5, 2010, net cash provided by investing activities was approximately $4.0 million compared with net cash used in investing activities of approximately $4.4 million in the prior year period. Cash provided by investing activities for the 40 week period ended October 5, 2010 resulted from $12.5 million in proceeds from the sale of our Company Stores pursuant to the refranchising initiative. These cash increases were offset by capital expenditures of $8.2 million and other expenditures of $0.2 million in the current period.

Cash used in investing activities in the prior year period resulted from capital expenditures of $8.5 million, partially offset by a $3.0 million reduction in restricted cash and $1.1 million in proceeds from the sale of our Company Stores.

Capital expenditures are used for funding Company Store refurbishments, the opening of new Company Stores, investing in new equipment to support expanding our food and beverage capabilities and upgrading our information technology systems. Capital expenditures for the 40 week period ended October 5, 2010 total approximately $8.2 million as compared to approximately $8.5 million for the prior year period. In fiscal 2010, we expect capital expenditures to be between $9 million to $11 million depending on our liquidity. During the 40 week period ended October 5, 2010, we opened one new Company Store. We expect to open less than five new Company Stores as we focus our growth on franchise development.

Financing Activities

In the 40 week period ended October 5, 2010, net cash used in financing activities was $1.9 million, compared with net cash provided by financing activities of $3.3 million in the prior year period. Cash used in financing activities for the 40 week period ended October 5, 2010 resulted primarily from preferred stock dividend payments of $1.8 million, cash paid for our capital leases of $0.2 million, partially offset by cash received from stock option exercises of $0.1 million.

In the 40 week period ended October 6, 2009, net cash provided by financing activities was $3.3 million. Cash provided by financing activities for the 40 week period ended October 6, 2009 resulted primarily from net proceeds of our issuance of redeemable preferred stock of $34.1 million, partially offset by the payoff of our Senior Notes of $25.0 million principal plus accrued interest, the exercise of an outstanding put option which required us to repurchase two million shares of our outstanding common stock for $3.0 million, transaction costs paid in connection with the issuance of our preferred stock of $1.9 million, preferred stock dividend payments of $0.7 million and $0.2 million in capital lease payments.

Capital Resources

As of October 5, 2010, we had cash and cash equivalents of $36.2 million compared to $28.8 million as of December 29, 2009. Our primary sources of liquidity are the remaining cash on hand resulting from the issuance of the Series B Preferred Stock, cash flows provided by operating activities and proceeds from refranchising transactions. As of October 5, 2010, we held $2.3 million in restricted cash which represented cash held in money market accounts or certificates of deposit to collateralize our letters of credit and restricted cash held in the Company’s advertising fund.

On May 28, 2009, we announced the launch of a refranchising program that is expected to involve as many as 150 Company Stores primarily located outside of California to existing or prospective franchisees. As of October 5, 2010, the Company has sold a total of 115 stores for an aggregate gross selling price of $18.5 million since the inception of its refranchising initiative. We expect the sale of Company Stores to generate additional cash which we intend to use to fund future growth initiatives and for working capital.

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

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 5, 2010.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended October 5, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Bylaws	Form 8-K	001-32552	3.1	August 17, 2010

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of November, 2010.

JAMBA, INC.

By:	/s/ JAMES D. WHITE
James D. White
Chairman of the Board, Chief Executive Officer and President (Duly Authorized Officer)

By:	/s/ KAREN L. LUEY
Karen L. Luey
Chief Financial Officer and Senior Vice President
(Principal Financial Officer and Chief Accounting Officer)