Form 10-K
period 2010-12-28
JAMBA, INC.
filed 2011-03-14
CIK 1316898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates as of the last day of the registrant’s second fiscal quarter ended July 13, 2010 was $132,816,284 (based upon the closing sales price of registrant’s common stock on such date). For purposes of this disclosure, shares of common stock held by persons who held more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock of Jamba, Inc. issued and outstanding as of March 4, 2011 was 65,542,130.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 28, 2010, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

JAMBA, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 28, 2010

Special Note Regarding Forward-Looking Statements

We believe that some of the information in this document constitutes forward-looking statements. You can identify these statements by forward-looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intend,” “plan,” and “continue” or words of similar meaning. Examples of such statements include references to targeted growth, new store openings, Company Store comparable sales, expense management and the like. You should read statements that contain these words carefully because they:

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

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors and cautionary language discussed in this document outline examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in the forward-looking statements, including among other things:

•	our business strategy and financial performance;

•	our revenue and customer volatility based upon weather and general economic conditions;

•	fluctuations in various food and supply costs; and

•	competition and other risks related to the food services business.

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

Background of Jamba, Inc.

Jamba, Inc. wholly-owns Jamba Juice Company, a leading restaurant retailer of better-for-you beverage and food offerings. Jamba Juice Company owns and franchises Jamba Juice stores and otherwise seeks to expand the Jamba brand through the retail consumer packaged goods market and in non-traditional venues where a Jamba Juice store or kiosk would not be feasible.

Jamba, Inc. was incorporated in Delaware on January 6, 2005 as a blank check company formed to serve as a vehicle for the acquisition of a then unidentified operating business. On July 6, 2005, Jamba, Inc. consummated its initial public offering. On March 10, 2006, Jamba, Inc. entered into an Agreement and Plan of Merger with Jamba Juice Company, which first began operations in 1990. The merger between Jamba, Inc. and Jamba Juice Company (the “Merger”) was completed on November 29, 2006.

Unless the context otherwise requires, Jamba, Inc., the registrant, together with Jamba Juice Company, are referred to in this Form 10-K annual report (“Form 10-K”) as the “Company”, “Jamba”, “we”, “us” and “our.” Information regarding the Company’s fiscal periods is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Narrative Description of Business

Jamba Juice’s better-for-you beverage and food offerings include great tasting smoothies, juices and teas, hot oatmeal made with organic steel cut oats, probiotic fruit and yogurt blends, Whirl’ns frozen yogurt, wraps, salads, sandwiches, California Flatbreads, and a variety of baked goods and snacks. As of December 28, 2010, Jamba Juice had 743 locations consisting of 351 company-owned and operated stores (“Company Stores”) and 392 franchise stores (“Franchise Stores”), making it one of the largest smoothie retailers in the United States by store count. As of December 28, 2010, Jamba Juice also had nine license agreements in place covering a variety of consumer packaged goods.

The BLEND Plan—Our Strategic Priorities

The BLEND Plan continues to be the Company’s strategic plan to transform the Jamba brand from a made-to-order smoothie company to a healthy, active lifestyle brand. In fiscal 2010, we continued to achieve significant progress against the BLEND Plan strategies and in doing so we continue to evolve and develop the BLEND Plan. The key strategic priorities for our BLEND Plan in fiscal 2011 include:

•	Continue to build a customer first, operationally focused service culture;

•	Continue to expand our beverage and food menu offerings across all four day parts (breakfast, lunch, afternoon, and dinner);

•	Continue to accelerate the development of franchise and non-traditional stores;

•	Continue to build a consumer products growth platform; and

•	Continue to implement a disciplined expense management plan.

These strategic priorities support the Company’s mission to continue to grow and develop Jamba as a premier healthy, active lifestyle brand, offering consumers compelling and differentiated products and experiences at Jamba Juice stores and other retail distribution channels. Key to our success is the Jamba culture, a unique set of core values and actions that manifest themselves in employees and franchisees executing at the highest levels while expressing their passion for the brand.

Continue to Build a Customer First, Operationally Focused Service Culture

A major aspect of our BLEND Plan is to continue to improve the level and consistency of customer service at our stores. As we move our business model of predominantly Company Stores to one of predominantly Franchise Stores, we are devoting significant resources to ensure that all stores offer a superior customer experience. We believe a great customer experience will help to drive customer loyalty and satisfaction, thus increasing frequency of visits and market share.

In 2010, we implemented a store excellence guide designed to improve operational execution and performance by setting comprehensive standards to achieve and maintain. We also began the transition from a system-wide mystery shop program to a customer survey program to better monitor the customer experience and validate excellence in our customer service standards across the system. For Company Store managers, we also recently instituted a new bonus program that rewards customer service goal achievements. We have also strengthened our customer service program “Jamba on Stage” for the entire system. We believe these changes have both positively impacted customer satisfaction during the year and better positioned the Company to ensure that both Company Stores and Franchise Stores are delivering the key drivers of customer satisfaction on a consistent basis. Our continued focus on technological and procedural enhancements, in areas such as labor management and scheduling, relieves our store managers from unnecessary administrative reporting and enables them to better focus on delivering exceptional customer service. We have also leveraged technology to better communicate with our stores and to augment and improve our training programs.

We continued to strengthen our relationships with franchisees to better assist them with rollouts of new products and marketing campaigns, provide best practices, and obtain franchisee feedback.

In anticipation of future growth, we recently embarked on a review of the store environment and customer experience to help ensure we are positioned properly over the coming years to reinforce the vibrant and fun atmosphere customers expect from Jamba Juice stores, while at the same time delivering improved returns on investment.

We continue to focus on off-site sales that involve bringing Jamba Juice products to sell at an event such as a school, community or sporting events or for delivery to businesses or other organizations for meetings, parties and other special occasions. Our commitment to health and wellness in schools is evidenced in the growth of our school lunch program. With continued national concern over childhood obesity and nutrition, Jamba is well positioned to help schools provide nutritional and healthful beverage and food options to students. Another component of this effort is the enhancement of our fundraising opportunities for non-profit organizations.

Continue to Expand our Beverage and Food Menu Offerings Across All Four Day Parts (breakfast, lunch, afternoon and dinner)

Menu Overview

We have traditionally provided a range of freshly blended beverages, baked goods and snacks in our stores. Our menu items are designed to strengthen the relationship with our customers by offering products that are relevant to individuals striving to pursue a healthy, active lifestyle. Product innovation is a high priority and our research and development team, composed of food scientists, quality assurance specialists and food industry experts, is continually developing and testing new and improved menu items that support the integrity of the Jamba brand and our commitment to offering great tasting products made from high quality ingredients.

In furtherance of this goal, we continuously seek to improve our products and develop new ones to help mitigate weather and seasonality, create points of differentiation, optimize day parts and operating efficiencies, and encourage habitual behavior. Examples of products we introduced in 2010 and early 2011 include:

•	A number of seasonally relevant, limited time offerings, including:

•	New Superfruit products utilizing Yumberry, or ‘yangmei.’ This Superfruit is blended into Super Yumberry Classic Smoothie, Berry Yumberry All Fruit Smoothie and Yumberry Topper Ideal Meal.

•

Jamba Probiotic Fruit and Yogurt Blends are healthy, refreshing yogurt drinks made with Jamba’s Probiotic Boost. This product is offered in three flavors—Vibrant Blueberry(TM), Strawberries Alive(TM) and Thrivin’ Mango(TM). The Probiotic smoothies are made with whole fruits and probiotics, and they are an excellent source of Vitamin C. Jamba Probiotic Fruit and Yogurt Blends rolled out in early 2011 for a limited time across the entire system.

•

Our hot beverage platform, all or portion of which are currently available in more than 384 Jamba Juice stores system-wide. Our current hot beverage offerings include four Hot Blends beverages prepared in a blender, including three Chai tea flavors and a Classic Hot Chocolate made with premium natural and organic ingredients, six varieties of Mighty Leaf ® organic tea pouches, and Jamba Juice’s first-ever hot coffee offerings, including made-to-order boosted Coffee Hot Blends and fresh, organic coffee brewed by the cup.

•

Whirl’ns Frozen Yogurt, a line of specialty frozen yogurt treats featuring signature flavors found only at Jamba Juice. This line is currently available in 22 select Northern California locations, with a regional rollout planned for the summer season.

In 2010, we created the “iDistrict” (short for Innovation District), a group of 18 Company Stores used to test major process enhancements, promotions, and product initiatives in a representative cross-section of store types and markets. The iDistrict allows us to accelerate our receipt and response of store and customer feedback to new initiatives, allowing us to quickly make adjustments and improve the quality of products and processes we deliver to the system.

We plan to grow our beverage and food capability further during fiscal 2011. In particular, we plan to expand our breakfast offerings in 2011 with menu items that complement our existing breakfast menu and utilize the Turbo Chef ovens already employed across the system. We also plan to launch our first ever fruit and vegetables smoothie platform.

We strive to utilize organic ingredients in our menu offerings and other products when they meet our quality, cost, and supply assurance standards. Our menu currently includes six organic hot teas, hot oatmeal made with organic steel cut oats, and healthy blended breakfast smoothies topped with organic granola. In addition, we offer a range of organic, high-quality, packaged, good-for-you snacks. We also utilize organic sanitizers in many of our stores.

The items in our “grab-and-go” food portfolio, which are continually being refined and optimized, are supplied to us by a single supplier using regional co-packers and are distributed to our system stores by multiple distributors.

We continue to believe there is consumer demand for better-for-you on-the-go food items that is not being fulfilled by other quick service restaurants. Our menu options continue to meet our four mandatory core standards: 0 grams of trans fat, no high fructose corn syrup, no artificial preservatives, and no artificial flavors. Our goal is for Jamba Juice to be the leader in the specialty better-for-you beverage retailer segment.

Product Innovation

Our research and development team continually seeks to enhance the product offerings available to customers, and where possible, reduce product and labor costs. Our research and development process includes both the development of new products and the optimization of existing menu items to ensure only the most appealing products are offered to customers. We are passionate about creating differentiated, healthy, active lifestyle products that meet an even greater breadth and depth of customer needs. While there is no certainty that product development efforts will lead to the introduction and success of new product offerings or a potential increase in operating margins, we will continue to use these resources to try to develop unique concepts that appeal to customers at any time of day and in any weather or season.

Continue to accelerate the Development of Franchise and Non-Traditional Stores

Jamba Juice Stores

A primary goal of the Company is to grow our brand by establishing more points of distribution to make it easier for customers to experience all that Jamba has to offer. We believe we have significant market expansion opportunities both nationally and internationally. Our market planning has shown that there is potential for at least 2,700 total Jamba Juice “traditional” and “non-traditional” stores in the United States, all of which we believe can be profitable and would meet our new store opening criteria.

We have grown our concept and brand through Company Store and Franchise Store locations. As of December 28, 2010, there were 743 Jamba Juice locations consisting of 351 Company Stores and 392 Franchise Stores operating in 23 states and the Bahamas. Of the 743 locations, 391 stores are located in California, of which 293 are Company Stores and 98 are Franchise Stores. We lease the real estate for all of our Company Stores.

We generally characterize our stores as either “traditional” or “non-traditional” locations. Traditional locations are characterized as a business premise that exists primarily as a Jamba Juice store. Traditional stores average approximately 1,400 square feet in size. These stores are located either in major urban centers or in suburban strip mall centers. As of December 28, 2010, there were 594 traditional Jamba Juice store locations.

Non-traditional locations are characterized as a Jamba Juice store located within another primary business in conjunction with other businesses or at institutional settings such as colleges and universities, shopping malls, supermarkets and airports. A “captive” audience is a common characteristic of non-traditional locations. We believe one benefit of the development of non-traditional stores is to increase awareness of the Jamba Juice brand to complement the traditional stores in the area. As of December 28, 2010, there were 149 non-traditional Jamba Juice store locations.

We continue to innovate in the design of traditional and non-traditional stores as well. Our goal is to vary the size and format of our stores to allow us to locate them in or near a variety of settings. As a result, the typical costs to construct a Jamba Juice non-traditional stores ranges from $185,000 to $408,000 and the typical costs to construct a traditional Jamba Juice store ranges from $264,000 to $462,000. We believe a variety of formats will provide a greater degree of customer access and convenience to our stores that will help attract franchisees and help provide them a higher return on investment on their capital expenditures.

Express Platform

To further expand our brand, in 2010 we launched an innovative new Express platform utilizing compact technology to make select smoothie flavors in “stations” using pre-packaged ingredients. The Express platform targets venues with high volume and needing high-speed service where a full-sized Jamba Juice store or kiosk would not be feasible. Such venues include schools, grocery stores, stadiums, theaters, and select airport locations. Included in the Franchise Store count in 2010 were five Express platform franchise locations. The Company generates revenue from the Express platform through a markup on the smoothie ingredients and through franchise fees.

International Franchising

Our brand and products have international appeal, and we have attracted interest from business partners overseas. In 2005, we launched our first international store in the Bahamas. In 2010 we signed an agreement with SPC Group to develop Jamba Juice stores in South Korea. SPC Group currently operates over 4,500 stores and is actively developing franchises and its bakery business through affiliates such as Paris Croissant, BR Korea (Baskin Robbins, Dunkin Donuts), Shany, and Samlip General Foods. Our first Jamba Juice store opened in South Korea at Incheon International Airport in January 2011, and we expect SPC Group to open up to 200 stores in South Korea over the next decade. We work closely with SPC Group to develop and implement the Jamba Juice system, recognizing commercial, cultural and dietary diversity.

We continue to engage in discussions with additional potential partners regarding the expansion of Jamba Juice stores into various international markets. The success of further international expansion will depend on, among other things, local acceptance of the Jamba Juice concept and menu offerings and our ability to attract qualified franchisees. Our agreements take the form of development and franchise agreements under which we typically receive an initial territory fee, store opening fees, and ongoing royalty revenues based on a percentage of sales.

Franchising—Growth Strategy

The focus of our growth strategy is to continue to expand the development of traditional and non-traditional Franchise Stores and the Express platform franchise locations. We believe this franchise strategy will better position us for growth in market share, reduce capital outlays, provide better overall margins, allow us to open more stores at a faster pace, increase our brand presence to support other Company initiatives such as consumer products licensing program, and increase customer frequency. In 2010, through the sale of 105 Company Stores to franchisees and the development of 30 new Franchise Stores, we increased franchise ownership within the Jamba Juice system from approximately 35% to approximately 53%. With the anticipated completion of our refranchising program, and predominately new growth through Franchise Store development, we expect the percentage of Franchise Stores at the end of 2011 to be approximately 60%.

For fiscal 2010, Franchisees opened thirty new Franchise Stores, closed four Franchise Stores (two through natural lease expiration and two through early termination), and acquired 105 Company Stores which are now operated as Franchise Stores in refranchising transactions.

We continuously monitor Franchise Store operations, principally through our Regional Franchise Leaders. Company representatives make both scheduled and unannounced inspections of Franchise Stores to ensure that only approved products are in use and that our prescribed operations practices and procedures are being followed. We have the right to terminate a franchise agreement if a franchisee does not operate and maintain a Franchise Store in accordance with our requirements. We also monitor the financial health of our franchisees through business and financial reviews.

We maintain a Franchise Advisory Council (“FAC”). The FAC formalizes a channel of communication through a representative group of franchisees to provide advice, counsel and input to us on important issues impacting the business.

Franchising—Our Franchising Program

Through our franchising program, we offer franchisees choices in store format and number of stores they wish to operate including (i) traditional store venues such as single store franchises, (ii) nontraditional store venues such as mall, university, supermarket or airport locations, (iii) Express platform locations, and (iv) exclusive multi-unit license agreements in which the franchisee develops and operates a specified number of stores within a specified period of time within a specified geographic area, which we call area development agreements (as described in Franchising—Area Development Agreements below).

Our current traditional store franchise agreement provides for an initial 10-year term. The agreement is renewable for two consecutive 10-year terms, subject to various conditions and state law. The royalty rate in the current franchise agreement for domestic locations is generally 5.5-6% of revenue, with franchisees required to contribute up to an additional 4% of revenue to a company-administered advertising fund. At the present time, in general, we are charging 2% of revenue as the marketing contribution for our traditional store franchisees. Traditional store franchisees are also expected to spend 1.5% of sales on local marketing efforts. There is typically up to a one-mile geographic radius restriction for traditional stores in non-downtown areas. The royalty rates and marketing contributions for non-traditional stores vary depending upon type (airport, college or university or supermarket).

Franchisees typically pay an initial fee of up to $25,000 for traditional store locations and an initial fee ranging from zero-$15,000 for non-traditional store locations. We generally do not provide any form of financing to our franchisees.

Express platform franchise locations pay an initial fee of $5,000, have an initial term of 5-years, with successive one-year renewals, and instead of royalties pay a mark-up on ingredient purchases.

Franchising—Area Development Agreements

As of December 28, 2010, we had eleven area developers who have the right to develop additional Franchise Stores pursuant to development agreements. The exclusive territories covered by these agreements include selected markets in the states of Colorado, Florida, Hawaii, Indiana, Louisiana, Massachusetts, Nevada, New Jersey, Oregon, Utah and Washington.

As of December 28, 2010, ten of the eleven developers had contractual commitments to open an aggregate of 43 new Franchise Stores in their respective territories over the next several years. Seven of the eleven development agreements were entered into in connection with refranchising transactions (see below) where a purchaser of Company Stores also agrees to develop new Franchise Stores.

Area developers typically enter into a separate franchise agreement for each store opened. Under typical development agreements, the area developer generally pays one-half of a $20,000-$25,000 initial fee, or $10,000-$12,500, for each store required to be developed upon execution of the multi-unit development agreement as a development fee. Area developers are obligated to finance their own build-out of each store location according to our specifications.

We also continue to strengthen our relationships with beverage and food concessionaires operating at non-traditional venues such as universities, airports, and other retail and entertainment venues to help maximize our non-traditional franchise development.

Franchising—Our Refranchising Initiative

In May 2009 we announced our refranchising initiative under which we stated our intent to sell existing Company Stores to new or existing franchisees who want to operate multiple store locations. Our refranchising initiative has helped us to accelerate growth, achieve certain operational efficiencies, and position franchisees and aspiring area developers with local or regional expertise to succeed by providing a core of established stores within their exclusive development area.

Under the refranchising initiative, we initially planned to complete the refranchising of up to 150 Company Stores to new or existing franchisees. During fiscal 2010, we completed the sale of 105 Company Stores in fifteen separate refranchising transactions, bringing the refranchising program total to 132 Company Stores sold. We expect to conclude our refranchising program with the sale of 41 Company Stores in the Chicago and Minneapolis markets in early 2011.

In many refranchising transactions, we entered into development agreements committing buyers to build additional Franchise Stores in the regions their purchased stores occupy. In addition, as part of these refranchising transactions, buyers of mature Company Stores are obligated to refresh and refurbish these stores.

Franchising—Market Planning and Site Selection Process

Our market planning and site selection process is integral to the successful execution of our growth strategy. We have processes for identifying, analyzing, and assigning undeveloped markets for either Company Store or Franchise Store development. Once a market is selected, we carefully screen trade areas for demand based on demographic, psychographic and Jamba Juice specific variables to assess the risk of developing a store or permitting a franchisee to do so. We review trade areas to ensure that they meet our guidelines for new store development and begin the site selection or approval process. Once a trade area is approved, we carefully screen prospective locations for visibility, traffic patterns, ease-of-use and co-tenancy for potential Company Store and Franchise Store locations. Our expansion strategy involves using this market planning and site selection process to leverage areas of demand within each market. We intend to use this approach to encourage the clustering of stores in specific geographic areas of demand, which we believe will drive brand awareness, improve operating and marketing efficiencies for Franchise Stores while leveraging the costs associated with regional supervision. Distribution efficiencies can also be realized through this strategy. In addition, we believe the ability to hire qualified team members is enhanced in markets where Jamba is a broadly recognized brand.

In addition to our own efforts, we are approached by sophisticated concessionaires and contract feeders whose independent research has identified us as ideal for locations such as universities, sport venues, airports, and other non-traditional venues where they have exclusive rights from venue owners to develop. When it fits our expansion strategies, these opportunities are incorporated into our own plans.

Continue to Build a Consumer Products Growth Platform

Extending the Jamba brand into the retail consumer packaged goods market continues to provide significant business opportunities. At the close of 2010, the Company had nine license agreements in place. These nine agreements include one with Nestlé USA to introduce a line of all-natural, fruit-based energy drinks. This line of products was launched in February 2011 in the northeastern United States. In addition to energy beverages, the Company also signed agreements with One Natural Experience (O.N.E.) to develop a line of fruit-infused coconut water beverages. This new line of Jamba-branded coconut water beverages will be brought to market via the O.N.E. distribution system, which includes distribution through the Pepsi Beverage Company. The Company also signed agreements with Zola for a line of functional daily Brazilian super fruit shots, with Johnvince Foods for all-naturally boosted trail mixes, and with Sundia Corporation for functionally boosted fruit cups.

We continue to have discussions with potential licensees regarding new and complimentary product categories that we believe are a good fit with the Jamba brand. Our goal is to extend our product offerings outside of our Jamba Juice stores to not only generate revenue, but also to expand the brand accessibility and product usage occasions available to consumers. All of our agreements to date have been structured as license agreements, whereby we receive ongoing royalties based on a percentage of product sales. In the future, to support and optimize our brand extension, we may structure these relationships in other ways such as joint venture agreements, co-packing agreements, and sales and distribution agreements.

In 2010, we entered into a non-binding memorandum of intent with Core-Mark Holdings Company, Inc. to establish a relationship to offer and deliver health-oriented Jamba branded beverage and food consumer products, including those produced by Jamba licensees, to Core-Mark serviced convenience retail locations. This relationship represents one way we can assist our licensees in commercializing the licensed Jamba-branded products at retail.

Continue to Implement a Disciplined Expense Management Plan

This strategic priority affects all aspects of our system in our efforts to continue to improve store-level profitability and returns for Company Store and Franchise Stores. Strong store-level economics is critical to the Company’s success and therefore management is diligently focused on initiatives to improve these metrics. We also monitor our general and administrative expenses so that we may better leverage our existing infrastructure in support of our growth strategy.

Store Operations

Company Store Management

We believe operational excellence at both the Company Store level and the Franchise Store level is vital to the Company’s success. Our Company Store field and store operations team plays a critical role in maximizing the performance of our stores across the system. We recruit and retain leaders with broad experience in management and our industry. We support our Company Store operations with a combination of Area Directors of Operations and District Managers.

Our typical Company Store operations team consists of a combination of a General Manager at each store, two to four Shift Managers and approximately 10 to 20 front line team members depending on the time of year. We continually evaluate opportunities to optimize our labor planning algorithms further to achieve optimal staffing levels throughout the day, which may help us reduce staffing costs at certain stores under certain circumstances.

Maintaining our culture in Company Stores as well as Franchise Stores is essential as we continue to expand, and we believe that it is critical to developing our brand and ensuring our continued success. We believe team members are the key to our success and support the development of a culture that fosters personal interaction, mutual respect, trust, empowerment, enthusiasm and commitment.

Training

We conduct various training programs for franchisees, team members, support center staff and our leadership team. We are dedicated to providing a meaningful experience for all employees, with ample opportunity to develop leadership skills as they move up through the organization. Our training programs include formal programs such as the Manager-in-Training programs for new managers and informal one-on-one discussions held between General Managers, District Managers and Area Directors of Operations. All of our training programs reinforce the importance of strong customer service and sales skills. We also make training materials and best practice information available to our franchisees to help create, preserve, and support a singular culture of excellence within all of the stores that comprise our system.

Recruiting and Retention

We carefully screen potential employees to ensure that they hold many of our core values and fit into our culture. By maintaining this emphasis and encouraging responsibility and accountability at every level, we believe that we have created a sense of team member loyalty and an open and interactive work environment, resulting in a highly passionate workforce. Our employees are paid competitive wages and are offered opportunities for advancement. In addition to competitive wages, store managers are eligible for performance-

based bonuses. We also provide best practice information, qualifications and other information to our franchisees to assist them with hiring and retention and to preserve a singular culture within the stores that comprise our system.

Advertising and Marketing

Our marketing strategy focuses on promoting Jamba Juice as a healthy, active lifestyle brand for consumers who prefer not to sacrifice taste or quality. Marketing efforts are primarily concentrated on creating local buzz that will generate positive word-of-mouth, an approach we call “owning the trade area” around our stores. We also use social media outlets to encourage greater frequency of visits from existing customers and to drive trial and awareness among potential new customers. Currently we have over 850,000 fans who “Like” us on Facebook and over 6,000 followers on Twitter. Consistent with the origins of our brand, we also engage local non-profits and community organizations to drive brand awareness, trial and usage frequency among their members. We also look to our Jamba-branded consumer products licensees to generate brand awareness through their advertising and promotion efforts.

In general, each traditional store, whether a Company Store or Franchise Store, presently contributes 2% of sales to a national marketing fund and is also expected to spend an additional 1.5% of sales on local marketing efforts. In addition, the Company plans to develop regional advertising initiatives to assist certain regions spend a portion of their local marketing spending obligations. We engage in marketing campaigns to enhance national brand awareness. We use print, radio, email, online and other advertising media in furtherance of this goal.

We also benefit from national media attention relating to some of our programs. Historically, we have not engaged in any mass media marketing programs; nevertheless, we have been featured in stories appearing in nationally syndicated papers, including The Wall Street Journal and a host of local newspapers and magazines. We have also received product placement in television shows and feature films. Our participation in local fundraising events also helps capture a significant amount of coverage from local television stations.

Product Supply

We are committed to providing only the finest smoothies, juices and other food products. Smoothie and juice products depend heavily upon supplies of fresh and individually quick frozen (“IQF”) fruit. The quality of each smoothie depends to a large degree on the quality of the basic fruit ingredients from which it is made. It is therefore essential that the supply of fruit is of the highest quality and is consistent throughout the year. To achieve these goals we purchase our projected requirements for the coming year of a given type of fruit from suppliers at the height of the season for that particular fruit. The supply and price of fresh and IQF fruit are dependent upon the supply and demand at the time of purchase and are subject to significant volatility. Supply and price can be affected by multiple factors in the producing regions, including weather, natural disasters and regional political and economic conditions. In addition, as we continue to grow, we will likely become more dependent upon global fruit supplies than we have in the past, which could allow natural disasters and global political and economic conditions to have a greater effect on the supply and price of our fruit ingredients and our profitability.

Southwest Traders, Inc. is a distributor of proprietary products to our Company Stores and Franchise Stores. Southwest Traders distributed ingredients that made up approximately 75% of cost of goods for Jamba Juice Company during fiscal 2010. Southwest Traders does not manufacture or negotiate pricing agreements for products sold in our stores. They serve solely in a warehousing and distribution capacity.

In 2010, the Company initiated a program whereby the Company’s purchasing organization for Company Stores and Franchise Stores would be funded by all Company Stores and Franchise Stores instead of solely out of the Company’s general and administrative expenses. This change became necessary as we started to move from a predominately Company Store model to a Franchise Store model in order to achieve the funding levels required to procure, manage, and support suppliers with respect to products, equipment, and distribution services to support the system. The funding for this program is achieved from a mark-up of certain products purchased by Company Stores and Franchise Stores, which is subsequently rebated back to the Company by the supplier. We believe this program allows the Company to provide the best supply chain services to achieve the highest quality of products at the lowest prices and in compliance with the Company’s quality and safety standards. We also believe this program better aligns the interests of the Company Stores and the Franchise Stores from a cost of goods perspective.

Competition

The retail beverage and food industry is highly competitive and fragmented. Restaurants compete based on a number of factors, including quality, price-value relationships, customer service, name recognition, employee hiring and retention and location. We compete with a variety of purveyors of quick, convenient beverage and food products, including quick service restaurants/fast food establishments, coffee shops, donut shops and grocery stores. While competition in the beverage and food market is fragmented, competition is increasing, and a major competitor with substantially greater resources than the Company could enter the market at any time and compete directly against Jamba Juice stores.

We compete most directly with regional smoothie stores, most of which are franchises of other smoothie brands. The rising popularity of convenient and healthy food items may result in increased competition from non-smoothie retailers as they increase their offerings of smoothies and other juice-related products, and as we increase our food offerings we will be placing ourselves into direct competition with other quick serve food concepts with well established businesses. In 2010, we believe competition from McDonald’s nationwide introduction and promotion of its new smoothie line negatively impacted Company Store sales in the third quarter when they were introduced. However, in the subsequent quarter we regained our number one market share smoothie category leader and we believe in the longer term that the McDonald’s launch will be beneficial by expanding consumer awareness of the smoothie category.

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

California and other states and local jurisdictions have enacted laws, rules, regulations and ordinances which may apply to the operation of a Company Store, including those which (a) establish general standards, specifications and requirements for the construction, design and maintenance of the store premises; (b) regulate matters affecting the health, safety and welfare of our customers, such as general health and sanitation requirements for restaurants; employee practices concerning the storage, handling, cooking and preparation of food; special health, food service and licensing requirements; restrictions on smoking; exposure to tobacco smoke or other carcinogens or reproductive toxicants and saccharin; availability of and requirements for public accommodations, including restrooms; (c) set standards pertaining to employee health and safety and mandatory health insurance; (d) set standards and requirements for fire safety and general emergency preparedness; (e) regulate the proper use, storage and disposal of waste, insecticides and other hazardous materials; (f) establish general requirements or restrictions on advertising containing false or misleading claims, or health and nutrient claims on menus or otherwise, such as “low calorie”, “fat free” or “organic”; (g) establish requirements concerning withholdings and employee reporting of taxes on tips and (h) regulate or ban the use of polystyrene cups.

In order to develop and construct more stores, we or our franchisees need to comply with applicable zoning, land use and environmental regulations. Federal and state environmental regulations have not had a material effect on our operations to date, but expansion of our menu offerings or more stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or even prevent construction and increase development costs for new stores. We and our franchisees are also required to comply with the accessibility standards mandated by the U.S. Americans with Disabilities Act, which generally prohibits discrimination in accommodation or employment based on disability. We may, in the future, have to modify stores, for example, by adding access ramps or redesigning certain architectural fixtures, to provide service to or make reasonable accommodations for disabled persons. While these expenses could be material, our current expectation is that any such action will not require us to expend substantial funds.

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

Environmental Matters. We are subject to federal, state and local environmental laws and regulations concerning the use of polystyrene products, and several counties in which our stores are located have already banned the use of our polystyrene cups. As more state and local governments take actions to preserve the environment we may be subject to further bans on the use of polystyrene cups. A federal ban on the use of polystyrene cups would force us to eliminate the use of polystyrene products system wide. We are actively exploring economically viable alternatives to polystyrene cups, which can provide the same quality and integrity of our frozen smoothies to ensure customer satisfaction.

During 2010, we continued to make progress on new eco-sustainability initiatives first launched in 2009. We focused on waste reduction, increasing the use of recyclable products and utilizing more organic ingredients. Our green initiatives include the introduction of more environmentally friendly packaging for our products, the launch of several optimization programs to reduce waste, participation in recycling programs, and participation in composting programs for of our food waste where it is feasible for us to do so. Among the packaging improvements made to date are the introduction of new cup carriers, oatmeal cups and lids, breakfast clear cups and lids, spoons and napkins that are made from recycled material. We have also reduced the amount of corrugated cardboard used for bulk shipping, reduced labeling requirements, and reduced freight, resulting in lower fuel emissions.

Trademarks and Domain Names

The Company owns and/or has applied to register numerous trademarks and service marks in the United States and in other jurisdictions covering more than 50 additional countries throughout the world. Some of the Company’s trademarks, including Jamba Juice ® and the Jamba logo are of material importance to the Company. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained. In addition, the Company has registered and maintains numerous Internet domain names, including “jamba.com” and “jambajuice.com.”

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

Company Stores use the Company’s licensed labor scheduling software to record employee time clock information, schedule labor, and provide management reports.

Company Stores and many Franchise Stores use the Company’s licensed food cost management software to improve inventory management and provide management reports.

We believe the current point-of-sale register system is adequate to support our expansion needs.

In 2011, the Company plans to deploy supply chain management software tools to improve product forecasting by better balancing the disparity between supply and demand through improved business processes and using algorithms and consumption analysis to better plan future needs. These tools will include integration technology that will allow the Company to communicate information electronically with supply chain partners.

Seasonality

Our business is highly subject to day-to-day volatility based on weather and varies by season. A significant portion of the Company’s revenue is realized during the second and third quarters of the fiscal year, which include the summer months. The fourth quarter of the fiscal year, which encompasses the winter months and the holiday season, has traditionally been our lowest revenue volume quarter. Although we have expanded the number of stores offering our hot oatmeal, “grab-and-go” food, and California Flatbreads, have also launched our Hot Blends beverage platform, and will soon launch a hot, savory breakfast platform to help offset the seasonal nature of our business, our business will likely continue to be subject to seasonal patterns for the foreseeable future, given that the largest portion of our sales continues to be from the sale of smoothies during the warmer parts of the year. Because of the seasonality of the business, results for an individual quarter are not necessarily indicative of the results which may be achieved for the full fiscal year.

Executive Officers

Our executive officers, their respective ages and positions as of March 14, 2011 and descriptions of their business experience are set forth below. There are no family relationships among any of the executive officers named below.

James D. White, President and Chief Executive Officer, age 50

Mr. White has served as the Company’s President and Chief Executive Officer since December 2008. From 2005 to 2008, Mr. White was Senior Vice President of Consumer Brands for Safeway, Inc. with responsibility for brand strategy, innovation, manufacturing and commercial sales. From 2002 to 2005, Mr. White was Senior Vice President of Business Development, North America at the Gillette Company.

Karen L. Luey, Senior Vice President and Chief Financial Officer, age 50

Ms. Luey has served as the Company’s Senior Vice President and Chief Financial Officer since August 2008, and Principal Accounting Officer since April 2007. Ms. Luey joined Jamba Juice Company as Vice President and Controller in April 2007. From 2005 to 2007, Ms. Luey was Vice President, Corporate Controller, and Principal Accounting Officer of LeapFrog Enterprises.

Bruce Schroder, President, Store Operations, age 51

Mr. Schroder has served as President, Store Operations of Jamba Juice Company since April 2010. From 2008 to 2010, Mr. Schroder was chief operating officer of Adina for Life. From 2007 to 2008, Mr. Schroder served as chief operating officer of Aimco Capital. From 2003 to 2007, Mr. Schroder held various positions with Peet’s Coffee & Tea, lastly serving as Vice President and General Manager, Retail.

Thibault de Chatellus, Senior Vice President, Global Franchise and Development, age 51

Mr. de Chatellus has served as Senior Vice President, Global Franchise and Development of Jamba Juice Company since August 2008. Mr. de Chatellus joined Jamba Juice Company as Senior Vice President, International in May 2007. From 2005 to 2007, Mr. de Chatellus was an independent consultant, focusing on business development strategies in international markets.

Michael W. Fox, Senior Vice President and General Counsel, Secretary, age 52

Mr. Fox has served as the Company’s Senior Vice President and General Counsel since August 2008 and has been Corporate Secretary since November 2006. Mr. Fox joined Jamba Juice Company as Vice President, Legal Affairs in February 2005.

Gregory A. Schwartz, Senior Vice President, Supply Chain, age 46

Mr. Schwartz has served as Senior Vice President, Supply Chain of Jamba Juice Company since September 2008. Mr. Schwartz joined Jamba Juice Company as Vice President, Supply Chain in August 2007. During 2007, prior to joining Jamba Juice Company, Mr. Schwartz was Vice President, Global Procurement of WalMart Stores, Inc. From 1999 to 2006, Mr. Schwartz held various positions with Safeway, Inc., lastly serving as its Vice President, Strategic Global Sourcing and Business Development (Blackhawk Network).

Susan H. Shields, Senior Vice President and Chief Marketing Officer, age 50

Susan H. Shields has served as Senior Vice President and Chief Marketing Officer of Jamba Juice Company since November 2009. Ms. Shields joined Jamba Juice Company as Vice President of Consumer Products, Licensing, and Growth initiatives in January 2009. During 2008, Ms. Shields was Senior Vice President of Innovation and Product Development at Beautifull, Inc. From 2006 to 2007, Ms. Shields was Group Vice President of Innovation at Safeway, Inc.

Employees

As of December 28, 2010, we employed approximately 5,900 persons, approximately 170 of whom were at our corporate offices or part of our field and franchise support and operations. The remainder of the employees were Company Store management and hourly store personnel. The Company also hires a significant number of seasonal employees during its peak selling season during the spring and summer. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good. We place a priority on staffing our stores and support center positions with skilled team members who embrace our culture and invest in training programs to ensure the quality of our store operations.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at http://ir.jambajuice.com, free of charge as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the Securities and Exchange Commission (the “SEC”). The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information that we file electronically with the SEC at http://www.sec.gov. The public may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Investors may obtain information on the operation of the SEC Public Reference Room by calling the SEC at 1-800-SEC-0330. Our Corporate Governance Principles and Practices, Board of Directors committee charters (including the charters of the Audit Committee, Compensation and Executive Development Committee and Nominating and Governance Committee) and our code of ethics entitled “Code of Business Conduct and Ethics” also are available at that same location on our website. Information on our website is not incorporated into this annual report. Stockholders may request free copies of these documents from:

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

In fiscal 2010 we continued to implement the strategic priorities under our BLEND Plan that we believed necessary to revitalize the Company for future growth and long-term stockholder value, including:

•	continuing to build a customer first operationally focused service culture;

•	continuing to expand our beverage and food menu offerings across all four day parts (breakfast, lunch, afternoon and dinner);

•	continuing to accelerate the development of franchise and non-traditional stores;

•	continuing to build a consumer products growth platform; and

•	continuing to implement a disciplined expense reduction plan.

There can be no assurance that we will be able to continue to successfully implement these strategic priorities or whether these strategic priorities will be successful, and a failure of either could impede our growth and operating results.

We have a history of net losses and may incur losses in the future.

We have incurred net losses in each of the last four fiscal years. We may continue to incur net losses in the future and we cannot assure you that we will achieve or sustain profitability.

A worsening of economic conditions or a decrease in consumer spending may substantially decrease our revenues and may adversely impact our ability to implement our business strategy.

Our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. While there are signs that conditions may be improving, there is no certainty that this trend will continue or that credit and financial markets and confidence in economic conditions will not deteriorate again. Accordingly, we may experience continuing declines in revenue during economic turmoil or during periods of uncertainty. Any material decline in the amount of discretionary spending, leading cost-conscious consumers to be more selective in restaurants visited, could have a material adverse effect on our revenue, results of operations, business and financial condition.

The challenges of competing with the many food services businesses may result in reductions in our revenue and operating margins.

We compete with many well-established companies, food service and otherwise, on the basis of taste, quality and price of product offered, customer service, atmosphere, location and overall guest experience. Our success depends, in part, upon the popularity of our products and our ability to develop new menu items that appeal to consumers across all four day parts. Shifts in consumer preferences away from our products, our inability to develop new menu items that appeal to consumers across all day parts, or changes in our menu that eliminate items popular with some consumers could harm our business. We compete with other smoothie and juice bar retailers, specialty coffee retailers, yogurt and ice cream shops, bagel shops, fast-food restaurants, delicatessens, cafés, take-out food service companies, supermarkets and convenience stores. Our competitors change with each of the four day parts, ranging from coffee bars and bakery cafés to casual dining chains. Many of our competitors or potential competitors have substantially greater financial and other resources than we do, which may allow them to react to changes in the market quicker than we can. In addition, aggressive pricing by our competitors or the entrance of new competitors into our markets, as evidenced by McDonald’s Corporation’s inclusion of fruit smoothies on their menu, could reduce our revenue and operating margins. We also compete with other employers in our markets for hourly workers and may become subject to higher labor costs as a result of such competition.

We are subject to risks associated with climate change and climate change regulation.

Laws and regulations regarding climate change, energy usage and emissions controls may impact the Company directly through higher cost of goods. The potential impacts of climate change and climate change regulations are highly uncertain at this time, and the Company cannot anticipate or predict the material adverse effect on our financial condition, results of operations or cash flows as a result of climate change and climate change regulations.

Our revenue is subject to volatility based on weather and varies by season.

Seasonal factors cause our revenue to fluctuate from quarter to quarter. Because the majority of our revenue results from the sale or smoothies, our revenue is typically lower during the winter months and the holiday season and during periods of inclement weather (because fewer people choose cold beverages) and higher during the spring, summer and fall months (for the opposite reason).

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

We maintain food distribution contracts primarily with one supplier. This supplier, Southwest Traders, Inc., provided approximately 75% of our cost of goods for fiscal 2010, and 75% and 81% of cost of goods for each of our fiscal years 2009 and 2008, respectively, which potentially subjects us to a concentration of business risk. If this supplier had operational problems, our operations could be adversely affected.

We may face difficulties entering into new or modified arrangements with existing or new suppliers or new service providers.

If we expand our operations into new geographic areas through new Company Stores or Franchise Stores or introduce new products with special manufacture, storage or distribution requirements, we may have to seek new suppliers and service providers or enter into new arrangements with existing ones. We may also encounter difficulties or be unable to negotiate pricing or other terms as favorable as those we currently enjoy, which could harm our business and operating results. For example, the Company has faced challenges related to the high distribution costs for stores located outside of California in delivering our grab-and-go portfolio comprised of fresh, perishable products.

The Company’s success depends on the value of the Jamba Juice and Jamba brands.

The Jamba Juice brand practice is to inspire and simplify healthy living. We believe we must preserve and grow the value of the Jamba Juice brand in order to be successful in building our business and particularly in building a consumer products growth platform primarily under the Jamba brand. Brand value is based in part on consumer perceptions, and the Jamba Juice brand has been highly rated in several recent brand studies. We intend to reinforce and extend these perceptions for the Jamba brand to help support our licensing efforts. Our brand building initiatives involve increasing our product offerings, opening new Franchise Stores and entering into licensing arrangements to increase awareness of our brands and create and maintain brand loyalty. Our licensees are often authorized to use our logos and provide branded beverages, food and other products directly to customers. We provide training and support to, and monitor the operations of, these business partners, but the product quality and service they deliver may be diminished by any number of factors beyond our control, including financial pressures. We believe customers expect the same quality of products and service from our licensees as they do from us. Any shortcoming of one of our business partners, particularly an issue affecting the quality of the service experience or the safety of beverages or food, may be attributed by customers to us, thus damaging our reputation and brand value and potentially affecting our results of operations. If our brand building initiatives are unsuccessful, or if business incidents occur which erode consumer perceptions of our brand, then the value of our products may diminish and we may not be able to implement our business strategy.

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

Our business could be adversely affected by increased labor or healthcare costs. Self-insurance plan claims could materially impact our results.

Labor is a primary component in the cost of operating our business. We devote significant resources to recruiting and training our team members. A considerable number of the team members employed by us are paid at rates related to the federal minimum wage. In 2008, the federal minimum wage increased from $5.85 to $6.55 and it increased again in 2009 to $7.25. Additionally, many of our Company Store team members work in stores located in states where the minimum wage is greater than the federal minimum and receive compensation equal to the state’s minimum wage. The current California minimum wage is $8.00. Any further increases in the federal minimum wage or the enactment of additional state or local minimum wage increases where our employees may be located will increase labor costs. Additionally, competition for employees in various markets could result in higher required wage rates. Furthermore, the Company is self-insured for team member healthcare and dental benefits. The Company pays a substantial part of the healthcare benefits for team members at the general manager level and above and for those working at the Company’s corporate office. Liabilities associated with the risks that the Company retains are estimated in part, by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The estimated accruals for these liabilities are based on statistical analyses of historical industry data as well as the Company’s actual historical trends. If actual claims experience differs from the Company’s assumptions, historical trends, and estimates, changes in the Company’s insurance reserves could materially impact our results of operations.

The recently enacted Patient Protection and Affordable Care Act as well as other healthcare reform legislation being considered by Congress and state legislatures may have an impact on our business. While we are currently evaluating the potential effects of the Patient Protection and Affordable Care Act on our business, the impact could be extensive and will most likely increase our employee healthcare-related costs. While the significant costs of the recent healthcare legislation enacted will occur after 2013 due to provisions of the legislation being phased in over time, changes to our healthcare costs structure could have a significant, negative impact on our business.

We are subject to all of the risks associated with leasing space subject to long-term non-cancelable leases.

We and our franchisees compete for real estate and our or their inability to secure appropriate real estate or lease terms could impact our respective abilities to grow. Our leases generally have initial terms of between five and 15 years, and generally can be extended only in five-year increments if at all. We generally cannot cancel these leases. If an existing or new store is not profitable, and we decide to close it, as we have done in the past and may do in the future, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Additionally, because we sublease the premises of Company Stores sold to franchisees in our refranchising program, we are still legally liable to the landlords under the prime leases, and we will need to assume obligations under the prime lease should a franchisee default on its sublease obligations. Current locations of our stores and franchised locations may become unattractive as demographic patterns change. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could require us to close stores in desirable locations.

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

Our success depends substantially on the contributions and abilities of our executive management team and other key employees. We believe that these individuals understand our operational strategies and priorities and the steps necessary to drive our long-term growth and stockholder value. Competition for personnel in our industry is strong and the ability to retain key employees during a revitalization effort can be difficult. While we have entered into employment agreements with each of our executive officers, we cannot make any assurances that we can retain these individuals for the period necessary for us to achieve and sustain profitability. Our failure to continue to recruit, retain, and motivate executive management and other key employees sufficient to maintain a competitive position within our industry and to implement our strategic priorities would adversely affect our results of operations.

We are highly dependent on the financial performance of stores concentrated in certain geographic areas.

Our financial performance is highly dependent on stores located in California. Stores located in California comprise over 50% of our total system stores and generate a significant portion of our Company Store revenues. In recent years California and other states have experienced significant economic impact due to the current economic climate. If geographic regions in which we have a high concentration of stores continue to experience significant economic pressures, our sales and operating results could be negatively impacted. In addition, state and local laws, government regulations, weather conditions and natural disasters affecting California and other regions where we have a high concentration of stores may have a material impact upon our results.

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

Our ability to use our tax attributes may be limited due to an “ownership change.”

Based on information available to us, we believe that we underwent an “ownership change” as defined in section 382 of the Internal Revenue Code during the second quarter of our 2009 fiscal year, as a result of our issuance of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock and other prior trading in our stock.

The amount of our taxable income for tax years ending after our ownership change which may be offset by net operating loss carryovers from pre-change years will be subject to an annual limitation, known as a section 382 limitation. The section 382 limitation is generally based on the value of our stock immediately before the ownership change multiplied by the long-term tax exempt rate in effect at the time of the ownership change, subject to increase if we had net unrealized built-in gains and if such net unrealized built-in gains are recognized, or are deemed recognized under IRS guidance, during the 5-year period beginning on the ownership change date. If we had net unrealized built-in losses, and if the net unrealized built-in losses are recognized during the 5-year period beginning on the ownership change date, such losses will generally be treated as if incurred prior to the ownership change, for purposes of applying the annual limitation. Any section 382 limitation amount not used in a taxable year to offset taxable income can be carried forward to the next post-change taxable year. Net operating losses may generally be carried forward to each of the 20 taxable years following the taxable year of the loss. With respect to tax credits, there is a limitation under section 383 of the Internal Revenue Code whereby the post-change year credit usage is limited to the credit equivalent of any section 382 limitation amount remaining after carrying forward pre-change losses.

We have not yet ascertained the approximate amount of our section 382 limitation, whether we have net unrealized built-in gains or net unrealized built-in losses, the effect on the section 382 limitation of any potential future recognition of net unrealized built-in gains or any net unrealized built-in losses during the 5-year period beginning on the ownership change, and whether any net operating losses are likely to expire unused due to the 20 taxable year net operating loss carry forward period. The effect of future realization of net unrealized built-in gains or net unrealized built-in losses, if any, is subject to various factors including, among other things, when, and at what price, we dispose of the related assets. The section 382 limitation may be reduced if there is another section 382 ownership change, resulting in a lower section 382 limitation, during a time when we continue to be a loss corporation. If we are profitable in the future, and if the foregoing limitations on loss and credit usage affect our ability to offset taxable income and taxes with losses and credits, we could be adversely affected due to increased tax liability.

If, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of our deferred tax assets will not be realized, then a valuation allowance is recognized with respect to our deferred tax assets. After consideration of all the evidence, both positive and negative, management has previously concluded (even prior to the determination that there was an ownership change resulting in a section 382 limitation) that it is not more likely than not that the deferred tax assets related to depreciation, tax goodwill, jambacards, accrued expenses and net operating losses will be realized and a full valuation allowance has been maintained against our net deferred tax assets.

RISKS RELATED TO OUR FRANCHISE BUSINESS

Our growth strategy depends on increasing franchise ownership.

Because our current growth strategy is to transition from a Company Store model to one of growth fueled by Franchise Store development, we receive an increasingly significant amount of our revenues in the form of royalties from our franchisees. Resultantly, the success of our business is increasingly dependent upon the operational and financial success of our franchisees. This strategy is subject to risks and uncertainties. While our franchise agreements set forth certain operational standards and guidelines, we have limited control over how our franchisees’ businesses are run, and any significant inability of our franchisees to operate successfully could adversely affect our operating results through decreased royalty payments. We may not be able to identify franchisee candidates with appropriate experience and financial resources or to negotiate mutually acceptable agreements with those that do. Our franchisee candidates may not have access to the financial or management resources that they need to open or continue operating the stores contemplated by their franchise agreements with us. In addition, franchisees may not be able to find suitable sites on which to develop new stores or negotiate acceptable lease terms for the sites, obtain the necessary permits and government approvals or meet construction schedules. If our franchisees incur too much debt or if economic or sales trends deteriorate such that they are unable to repay existing debt, it could result in financial distress or even possible insolvency or bankruptcy. If a significant number of our franchisees become financially distressed, this could harm our operating results through reduced or delayed royalty payments or increased rent obligations for leased properties on which we are contingently liable.

Expansion into new geographic markets may present increased risks.

Franchise growth is planned in new geographic areas in the United States and select international market for fiscal 2011. Our future results, and the results of new Franchise Stores, depend on various factors, including successful selection and expansion into these new geographic markets and market acceptance of the Jamba Juice experience. Those markets may have different competitive conditions, consumer tastes and discretionary spending patterns as compared to existing markets. As a result, those new stores may be less successful than stores in our existing markets. Consumers in a new market may not be familiar with the Jamba Juice brand, and we may need to build brand awareness in that market through greater investments in advertising and promotional activity than we originally planned. Franchisees may find it more difficult in new markets to hire, motivate and keep qualified employees who can project our vision, passion and culture. Stores opened in new markets may also have lower average store revenue than stores opened in existing markets, and may have higher construction, occupancy or operating costs than stores in existing markets. Furthermore, we may have difficulty in finding reliable suppliers or distributors or ones that can provide us, either initially or over time, with adequate supplies of ingredients meeting our quality standards. Revenue at stores opened in new markets may take longer to ramp up and reach expected revenue levels, and may never do so, thereby affecting our overall royalty income. As with the experience of other retail food concepts that have tried to expand nationally and internationally, we may find that the Jamba Juice concept has limited or no appeal to customers in new markets or we may experience a decline in the popularity of the Jamba Juice experience. Newly opened stores may not succeed, future markets and stores may not be successful and, even if we are successful, our average store revenue, and the royalty income generated therefrom, may not increase and may even decline.

Our efforts to expand internationally may not be successful and could impair the value of our brand.

Our current strategy includes international expansion in a number of countries around the world. Expanding into international markets will expose us to new risks and uncertainties, including product supply, import/export limitations and regulations to which we are not currently bound and may not be currently set up to handle, consumer preferences, occupancy costs, operating expenses and labor and infrastructure challenges. If stores open in international markets and such stores are unable to source inventory locally, franchisees may be required to import inventory from our U.S. distributors and any resulting import duties, tariffs, transportation or other charges may disproportionately impact such stores’ cost of goods which could harm the viability of such stores.

Finally, international operations have inherent risks such as foreign currency exchange rate fluctuations, the application and effect of local laws and regulations and enforceability of intellectual property and contract rights. Additionally, effectively managing growth can be challenging, particularly as we continue to expand into new international markets where we must balance the need for flexibility and a degree of autonomy for local management against the need for consistency with our goals, philosophy and standards. Failure of our international expansion strategy could have a material adverse impact on our results of operations.

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

Several of our franchisees have been experiencing financial pressures, which, in certain instances, became more exacerbated during fiscal 2010. Our franchisees closed four stores in fiscal 2010 (2 through natural lease expiration and 2 through early termination), and franchisees may close additional stores in the future. Royalty revenues are directly correlated to sales by Franchise Stores and, accordingly, Franchise Store closures have an adverse effect on our revenues, results of operations and cash flows. Furthermore, an insolvency or bankruptcy proceeding involving a franchisee could prevent us from collecting payments or exercising any of our other rights under the related franchise agreement.

Our refranchising strategy may not realize intended benefits, the failure of royalty revenue to replace revenue available from Company Store sales or the failure of area developers to succeed in their obligations.

As of December 28, 2010, we have refranchised 132 Company Stores as a result of our refranchising efforts, resulting in a shift to a greater percentage of Franchise Stores. The conversion of a Company Store to a Franchise Store reduces the total monthly revenue received by us from that store because we receive all of the revenue generated by a Company Store but receive only royalty payments generated by a Franchise Store. While we expect the conversion of a Company Store to a Franchise Store to reduce or eliminate the unreimbursed operating costs we incur in connection with the operation of such store, the future benefit realized from refranchising the store is uncertain and may be less than anticipated, and may not be sufficient to offset the loss of revenue from the conversion of the Company Store.

The success of each transaction and the refranchising program as a whole will depend upon, among other things, our buyers’ ultimate ability to effectively operate the stores they purchased, our ability to limit our exposure to contingent liabilities in connection with the sale of our stores and whether the resulting ownership mix of Company Stores and Franchise Stores will allow us to meet our financial objectives. Our existing management, infrastructure, financial, and other resources may be inadequate to support our franchise growth strategy. In addition, although some buyers in our refranchising transactions have entered into area development agreements to develop and open additional stores, there is no guarantee that the franchisees will succeed in their efforts to open additional stores.

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

Our stock price may fluctuate significantly

The trading price of our common stock has been volatile and is likely to continue to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors. The stock market has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies. Broad market factors, including the effect of international political instability, armed conflict, natural disasters, financial markets, and general economic conditions, may have a material adverse effect on our stock price, regardless of our actual performance.

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

The securities purchase agreement for the sale of shares of the Series B Preferred (the “Securities Purchase Agreement”) and the certificate of designation governing the Series B Preferred (the “Series B Certificate of Designation”) contain various covenants and restrictions which may limit our ability to operate our business.

Under the Securities Purchase Agreement and the Series B Certificate of Designation, we are not permitted, without the affirmative vote or written consent of the holders of at least a majority of the shares of Series B-1 Preferred and the Series B-2 Preferred, voting together as a single class, directly or indirectly, to take or agree to take certain actions involving a broad array of corporate activities. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or could otherwise restrict corporate activities, any of which could have a material adverse impact on our business.

The holders of shares of the Series B Preferred will have substantial voting power on matters submitted to a vote of stockholders and on the composition of our board of directors.

The holders of shares of the Series B Preferred are entitled to vote on all matters on which the holders of shares of our common stock are entitled to vote, voting together with the holders of shares of our common stock as a single class. Each share of Series B Preferred is currently entitled to 100 votes per share, subject to adjustment. As a result, the shares of Series B Preferred currently represent, in the aggregate, approximately 24% of the voting power of our equity securities and may therefore have considerable influence in determining the outcome of any corporate transaction or other matter submitted to our stockholders for approval.

The holders of the Series B Preferred also have significant control over the composition of our Board of Directors. Currently, the holders of Series B-1 Preferred have the right to elect two members of our Board and the holders of the Series B-2 Preferred have the right to elect one member of our Board. Under certain circumstances, the holders of Series B Preferred may be entitled to elect additional directors. Upon conversion of the Series B Preferred into common stock, assuming certain ownership thresholds continue to be met, the holders of Series B Preferred will continue to have contractual rights to nominate members to our Board. Because the holders of shares of the Series B Preferred will have the right to designate these members to our Board, they have considerable influence on the composition of our Board and, therefore, the conduct of our business.

The Series B Preferred is redeemable at the option of the holders under certain circumstances.

On or after June 16, 2016, the holders of at least a majority of the then-outstanding shares of Series B Preferred may require us to redeem all or any portion of the outstanding shares of Series B Preferred. The redemption price per share of the Series B Preferred is to be calculated in accordance with the Certificate of Designation.

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

Each share of Series B Preferred Stock is convertible into that number of shares of common stock equal to the quotient determined by dividing $115 (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares) by the then applicable conversion price (currently $1.15 per share). Upon such conversion, the Company must pay any dividend arrearage, plus accrued but unpaid dividends up through, but excluding, the applicable date of conversion, whether or not declared. The holder of a share of Series B Preferred may elect to convert that holder’s share at any time. In addition, after June 16, 2011, we have the right to force conversion of the then outstanding shares of Series B Preferred upon certain conditions being met.

Sales in the public market of the shares of common stock acquired upon conversion of shares of the Series B Preferred or the exercise of an outstanding warrant for Series B Preferred, or the perception that such sales could occur, could adversely affect the prevailing market price of our common stock and impair our ability to raise funds in additional stock financings.

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

At December 28, 2010, the Company served its customers through a combination of Company Stores and Franchise Stores in 23 different states and the Bahamas.

	Store Count as of December 28, 2010
	Company Stores	Franchise Stores	Total
Arizona	—	35	35
California	293	98	391
Colorado	—	21	21
Florida	1	18	19
Hawaii	—	33	33
Idaho	—	8	8
Illinois	32	6	38
Indiana	1	2	3
Louisiana	—	1	1
Massachusetts	—	2	2
Minnesota	7	1	8
North Carolina	—	4	4
New Jersey	1	8	9
Nevada	—	12	12
New York	15	3	18
Ohio	—	1	1
Oklahoma	—	8	8
Oregon	—	24	24
Pennsylvania	—	1	1
Texas	—	49	49
Utah	—	19	19
Washington	—	37	37
Wisconsin	1	—	1
Bahamas	—	1	1

Total	351	392	743

ITEM 3.	LEGAL PROCEEDINGS

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

The closing price per share of Jamba, Inc. common stock as reported on the NASDAQ Global Market on March 4, 2011, was $2.25. Shares of our Series B-1 Preferred and Series B-2 Preferred are not publicly traded and there is no market for these securities.

The following table sets forth, for the fiscal quarter indicated, the quarterly high and low closing sales prices of our shares of common stock as reported on the NASDAQ Global Market, as applicable, for each quarter during the last two fiscal years.

	Common Stock
	High	Low
2009 First Quarter	0.77	0.36
2009 Second Quarter	1.42	0.72
2009 Third Quarter	1.86	1.03
2009 Fourth Quarter	2.05	1.33
2010 First Quarter	3.40	1.59
2010 Second Quarter	3.73	2.05
2010 Third Quarter	2.34	1.66
2010 Fourth Quarter	2.60	2.02

We have not historically paid any cash dividends on our common stock. We intend to continue to retain earnings, to the extent we have earnings, for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

As of March 4, 2011, there were 92 holders of record of our common stock.

Performance Graph

The following graph compares our cumulative total stockholder return since December 31, 2005 with the cumulative total return of (i) the NASDAQ Composite Index, (ii) the Russell 2000 Index and (iii) Russell MicroCap Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2005 in the case of our common stock and an investment in an index.

	12/31/05	1/9/07	1/1/08	12/30/08	12/29/09	12/28/10
Jamba Inc.	101.85	138.94	52.78	6.56	24.25	32.91
NASDAQ Composite	107.35	120.78	131.06	77.45	111.88	125.93
Russell 2000	105.88	125.33	123.36	81.68	103.88	124.46
Russell MicroCap	107.40	125.16	115.15	69.35	88.40	106.09

ITEM 6.	SELECTED FINANCIAL DATA

The table below summarizes the Company’s recent financial information. The historical information was derived from the consolidated financial statements of Jamba, Inc. and subsidiary for the fiscal years ended December 28, 2010, December 29, 2009, December 30, 2008, January 1, 2008, and January 9, 2007. The data set forth below should be read in conjunction with the consolidated financial statements and notes thereto in Item 8 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

(In thousands, except share data and per share amounts)

Statements of Operations Data

	Fiscal Year Ended December 28, 2010	Fiscal Year Ended December 29, 2009	Fiscal Year Ended December 30, 2008	Fiscal Year Ended January 1, 2008 (1)	Fiscal Year Ended January 9, 2007(2)
Revenue:
Company stores	$254,491	$295,607	$333,784	$306,035	$22,064
Franchise and other revenue	8,162	6,030	9,106	11,174	1,051

Total revenue	262,653	301,637	342,890	317,209	23,115

Costs and operating expenses (income):
Cost of sales	61,307	72,669	89,163	84,226	6,039
Labor	85,189	100,589	120,251	102,661	8,524
Occupancy	38,561	43,888	44,868	37,458	3,590
Store operating	38,358	38,734	43,714	39,942	4,222
Depreciation and amortization	14,610	18,271	24,717	19,168	1,878
General and administrative	37,262	37,044	48,057	48,384	6,195
Store pre-opening	648	516	2,044	5,863	285
Impairment of long-lived assets	2,778	12,639	27,802	1,550	—
Store lease termination and closure	4,255	1,234	10,029	718	—
Trademark and goodwill impairment	—	—	84,061	200,624	—
Other operating, net	(4,292)	(3,840)	3,817	4,806	675

Total costs and operating expenses	278,676	321,744	498,523	545,400	31,408

Loss from operations	(16,023)	(20,107)	(155,633)	(228,191)	(8,293)

Other (expense) income:
Gain (loss) on derivative liabilities	—	1,597	7,895	59,424	(57,383)
Interest income	73	404	365	3,517	4,177
Interest expense	(547)	(6,905)	(2,064)	(181)	(71)

Total other (expense) income	(474)	(4,904)	6,196	62,760	(53,277)

Loss before income taxes	(16,497)	(25,011)	(149,437)	(165,431)	(61,570)
Income tax (expense) benefit	(159)	1,066	274	52,135	2,544

Net loss	(16,656)	(23,945)	(149,163)	(113,296)	(59,026)
Preferred stock dividends and deemed dividends	(4,077)	(1,860)	—	—	—

Net loss attributable to stockholders	$(20,733)	$(25,805)	$(149,163)	$(113,296)	$(59,026)

Weighted-average shares used in the computation of loss per share:
Basic	58,711,495	53,632,299	53,252,855	52,323,898	24,478,384
Diluted	58,711,495	53,632,299	53,252,855	52,323,898	24,478,384
Loss per share:
Basic	$(0.35)	$(0.48)	$(2.80)	$(2.17)	$(2.41)
Diluted	$(0.35)	$(0.48)	$(2.80)	$(2.17)	$(2.41)

(1)	Due to the Company’s change in fiscal year, the fiscal year ended January 1, 2008 contains the results of operations for a 51-week year.

(2)	The information for the Company for the fiscal year ended January 9, 2007 includes operations for Jamba Juice Company from November 29, 2006 through January 9, 2007.

Selected Balance Sheet Data (at period end)

	December 28, 2010	December 29, 2009	December 30, 2008	January 1, 2008	January 9, 2007
Cash and cash equivalents	$29,024	$28,757	$20,822	$23,016	$87,379
Total assets	100,054	125,818	145,720	275,002	467,553
Note payable	—	—	22,829	—	—
Total liabilities	72,112	80,213	105,299	91,494	181,678
Series B redeemable preferred stock	20,554	31,069	—	—	—
Total stockholders’ equity	7,388	14,536	40,421	183,508	285,875
Total liabilities and stockholders’ equity	100,054	125,818	145,720	275,002	467,553

KEY FINANCIAL METRICS

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

The following table sets forth operating data that do not otherwise appear in our consolidated financial statements as of and for the fiscal years ended December 28, 2010 and December 29, 2009:

	Fiscal Year Ended
	December 28, 2010	December 29, 2009
Percentage change in Company Store comparable sales(1)	(2.3)%	(10.3)%
Total Company Stores	351	478
Total Franchise Stores	392	261
Total Stores	743	739

(1)

Percentage change in Company Store comparable sales compares the sales of Company Stores during the 13 period fiscal year ended to the sales from the same Company Stores for the equivalent period in the prior year. A Company Store is included in this calculation after its 13th full fiscal period of operations. Sales from franchised stores are excluded in the Company Store comparable sales.

The following table sets forth certain data relating to Company Stores and Franchise Stores for the periods indicated:

	Fiscal year ended
	December 28, 2010	December 29, 2009	December 30, 2008
Company Stores:
Beginning of year	478	511	501
Company Stores opened	1	2	35
Company Stores closed	(23)	(8)	(38)
Company Stores acquired from franchisees	—	—	13
Company Stores sold to franchisees	(105)	(27)	—

Total Company Stores	351	478	511

Franchise Stores:
Beginning of year	261	218	206
Franchise Stores opened	30	23	37
Franchise Stores closed	(4)	(7)	(12)
Franchise Stores purchased from Company	105	27	—
Franchise Stores sold to Company	—	—	(13)

Total Franchise Stores	392	261	218

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

JAMBA, INC. OVERVIEW

Jamba, Inc. is a holding company which owns and franchises Jamba Juice stores through its wholly-owned subsidiary, Jamba Juice Company. Jamba Juice Company is a leading restaurant retailer of better-for-you beverage and food offerings include great tasting fruit smoothies, juices and teas, hot oatmeal made with organic steel cut oats, probiotic fruit and yogurt blends, Whirl’ns frozen yogurt, wraps, salads, sandwiches, California Flatbreads, and a variety of baked goods and snacks. Jamba, Inc. was incorporated in January 2005 and went public through an initial public offering later that year. In November 2006, we completed our acquisition of Jamba Juice Company, which first began operations in 1990. As of December 28, 2010, there were 743 locations consisting of 351 company owned and operated stores (“Company Stores”) and 392 franchise stores (“Franchise Stores”).

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

Fiscal Period	Period Covered	Weeks
Fiscal Year 2010	December 30, 2009 to December 28, 2010	52
Fiscal Year 2009	December 31, 2008 to December 29, 2009	52
Fiscal Year 2008	January 2, 2008 to December 30, 2008	52

All references to store counts, including data for new store openings, are reported net of related store closures, unless otherwise noted.

EXECUTIVE OVERVIEW

Key Overall Strategies

During 2010, we made solid progress against our BLEND Plan, which we announced in early 2009. The BLEND Plan represents our multi-year strategic plan to transform the Jamba Juice brand from a made-to-order smoothie company to a healthy, active lifestyle brand. The key strategic priorities of the BLEND Plan include:

•	continue to build a customer first operationally focused service culture;

•	continue to expand our beverage and food menu offerings across all four day parts (breakfast, lunch, afternoon, and dinner);

•	continue to accelerate the development of franchise and non-traditional stores;

•	continue to build a consumer products growth platform; and

•	continue to implement a disciplined expense management plan.

During 2010, we took significant steps in our transformation as we refranchised 105 Jamba Juice stores, entered into new consumer products licenses and continued our expansion of new menu offerings. While Company Store comparable sales decreased 2.3% in 2010, we have experienced Company Store sequential comparable sales improvement during six of the last seven fiscal quarters and in the fourth quarter achieved our first positive quarter of Company Store comparable sales since 2007. We believe these results demonstrate the early stages of success of our efforts over the last two years to stabilize the business and build the foundation for future growth.

Fiscal 2010 Financial and Operational Summary

•

Net loss for fiscal 2010 was $(16.7) million compared to net loss of $(23.9) million for fiscal 2009. Included in the fiscal 2010 loss were charges of $7.0 million related to impairment of long lived assets and store lease termination and closure costs compared to $13.9 million for the same costs in fiscal 2009.

•

Total revenue for fiscal 2010 decreased 12.9% to $262.7 million from $301.6 million for fiscal 2009, a decrease of $38.9 million, due to the decrease in Company-owned stores primarily attributable to the refranchising initiative.

•	Diluted loss per share was $(0.35) per share for fiscal 2010 compared to diluted loss per share of $(0.48) for fiscal 2009.

•	Company-owned comparable store sales for fiscal 2010 reflected sequential improvement in six of the last seven quarters, improving 800 basis points to (2.3%) from (10.3%) for fiscal 2009.

•	30 new franchise stores and one new Company Store were opened during fiscal 2010, bringing total store count to 743 stores system-wide, of which 392 are Franchise Stores and 351 are Company Stores.

Fiscal 2010 Accomplishments

Accomplishments to Support Sales

We believe significant progress was made towards improving comparable store sales. While we experienced negative Company Store comparable sales in 2010 of (2.3%), Company Store comparable sales for the fourth quarter of 2010 increased 0.2%, which reflects sequential comparable store sales improvement during the last six of seven quarters; it is also the first positive quarter of Company Store comparable sales increase since 2007. We instituted a customer survey program that has shown increasingly improving levels of customer satisfaction as we continue to build a customer first operationally focused service culture. Our 2010 implementation of a store excellence guide has improved store operations by clarifying operating procedures and measuring priorities. We also conducted extensive talent reviews and instituted a performance based bonus, to reward, develop, and motivate our Company Store teams with the goal of making consistent exceptional customer service the top priority. We also continued to take steps to drive incremental sales by improving the local awareness of the Jamba brand and promote active, healthy lifestyles with our focus on fundraising, offsite sales and catering opportunities.

We continued to expand our beverage and food offerings with a goal of driving sales by increasing average check, traffic, and attachment rates across all day-parts. We believe that our growing portfolio of “better–for-you” beverage and food offerings, with smoothies and juices as the core offering, provides us with a competitive advantage over other quick service restaurants. We also implemented various marketing promotions and consumer communications such as value offerings, targeted discounts, sampling, improved messaging focusing on the better-for-you qualities of our menu offerings, and expanding our social media activities to further drive consumer awareness and customer usage frequency. We believe these efforts helped mitigate the adverse effects of a challenging economy, particularly in California, competition from McDonalds, which introduced a new smoothie line in 2010, and unusually cool weather in California. We continue to focus on opportunities to develop our beverage and food portfolio in order to optimize each of the day-parts, and to refine our promotional and communication efforts to help drive sales.

Accelerating Franchise Growth

We continue to grow our restaurant concept primarily through the development of new Franchise Stores. As a result of our refranchising initiative and the development of new Franchise Stores, Jamba Juice locations at the end of fiscal 2010 were comprised of approximately 47% Company Store locations and 53% Franchise Store locations compared to approximately 65% Company Store locations and 35% Franchise Store locations at the end of fiscal 2009.

During fiscal 2010, under our refranchising initiative, we completed the sale of 105 Company Stores in fifteen separate refranchising transactions, bringing the refranchising program total to 132 Company Stores sold. In fiscal 2010, franchisees also developed and opened 30 new Franchise Stores, including four traditional stores and 26 non-traditional stores. We expect to conclude our refranchising program with the sale of 41 Company Stores in the Chicago and Minneapolis markets in early 2011.

To further expand our brand, we launched an innovative new Express platform utilizing compact technology to make select smoothie flavors in “stations” using pre-packaged ingredients. The Express platform targets venues with high volume and needing high-speed service where a full-sized Jamba Juice store or kiosk would not be feasible. Such venues include small schools, grocery stores, stadiums, theaters, and select airport locations. Included in the Franchise Store count in 2010 were five Express platform franchise locations.

In 2010 we signed an agreement with SPC Group to develop Jamba Juice stores in Korea. Our first Jamba Juice store opened in South Korea at the Incheon International Airport in January 2011 and we expect SPC Group to build 200 stores in South Korea over the next decade.

We continue to explore opportunities to grow our brand by establishing more points of distribution to make it easier for customers to experience what we have to offer.

Building a Consumer Products Growth Platform

The Jamba consumer products licensing program represents a strategic, profitable growth opportunity as we continue to sign new license agreements and accelerate the commercialization of our existing license agreements. At the end of fiscal 2010, we had nine license agreements in place, including agreements with Nestlé USA to introduce a line of all-natural, fruit-based energy drinks, Johnvince Foods for all-naturally boosted trail mixes, One Nature Experience (O.N.E.) to develop a line of fruit-infused coconut water beverages, Zola for a line of functional daily Brazilian super fruit supplement shots, and Sundia for functionally boosted fruit cups. By the end of 2010, Jamba licensed products secured over 11,000 points of retail distribution. The products include 3 smoothie kit flavors and 5 frozen novelty bar flavors. We expect to have 30,000+ points of distribution by the end of 2011 through a number of new product launches, including Jamba Energy Drinks in February 2011 (in the northeastern United States) and Inventure Foods’ new boosted smoothie kit flavor launching in March 2011. Jamba’s goal is to capitalize on the brand’s strong consumer brand affinity and healthy active lifestyle positioning to offer consumers the Jamba experience outside of the Jamba Juice store environment, across multiple categories and retail channels.

Accomplishments to Manage Expenses

We were able to substantially maintain Company Store financial performance by continuing to reduce labor expenses through operational efficiencies and better labor planning, and by implementing initiatives to lower costs of goods and mitigate waste, in spite of the impact of negative Company Store comparable sales.

To the extent possible, we are continuing to extend these cost saving initiatives and benefits to Franchise Stores with the goal of improving store-level economics for our franchisees, including “best practices” operating requirements and examples and by passing through our negotiated volume rates with suppliers and vendors to our franchisees. We strongly believe that increased sales coupled with continued cost and expense management improvements will drive better store-level economics for Company Stores and Franchise Stores alike.

We also continued to manage our general and administrative expenses. Our refranchising strategy has resulted in a decrease in the number of Company Stores and the related overhead expenses to manage and support these Company Stores. At the same time, we have invested in our future by strategically adding headcount to help accelerate our initiatives, such as consumer products licensing, domestic and international franchise development, and our product innovation pipeline. In addition, our general and administrative expenses were adversely impacted by the settlement of two putative class action lawsuits brought on behalf of former employees.

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

Our accounting policies are more fully described in Note 1 “Business and Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements,” included elsewhere in this annual report on Form 10-K (“2010 Form 10-K”). We consider the following policies to be the most critical in understanding the judgments that are involved in preparing the consolidated financial statements.

Impairment of Long-Lived Assets

Long-lived assets, including leasehold improvements, and other fixed assets are reviewed for impairment at least quarterly and when indicators of impairment are present. Expected cash flows associated with an asset, in addition to other quantitative and qualitative analyses are the key factors in determining the recoverability of the asset. Identifiable cash flows are measured at the individual store level. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance. If our estimates of undiscounted cash flows differs from actual cash flows due to, among other things, changes in economic conditions, changes to our business model or changes in operating performance it would result in an adjustment to results of operations. If the sum of the undiscounted cash flows is less than the carrying value of the asset, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

Assets Held for Sale

As a result of our refranchising initiative, announced in May 2009, we classify assets as held for sale and suspend depreciation and amortization on such assets when all of the following criteria are met: (i) Board of Directors approval to refranchise (the store or group of stores) is received; (ii) the stores can be immediately removed from operations; (iii) an active program to locate a buyer is implemented; (iv) the assets are being actively marketed for sale at or near their current fair value; (v) significant changes to the plan of sale are not likely and (vi) the sale is probable within one year. Assets held for sale are recorded at the lower of the carrying amount or fair value less cost to sell. Fair value is determined based on the purchase price in the asset purchase agreement. Assets held for sale are included in prepaid expenses and other current assets in the consolidated balance sheet. See Note 5 in the Notes to Consolidated Financial Statements. If the fair value of the assets held for sale is less than the amounts realized as a result of subsequent price changes, it would result in a loss on disposal of the assets and would increase net loss.

Trademark, Goodwill and Other Intangible Asset Impairment

Trademarks were not subject to amortization and were tested for impairment annually (at year-end), or more frequently if events or changes in circumstances indicated that the asset might be impaired. We performed our test for impairment on trademarks by comparing the fair value of the trademarks to their carrying amounts. An impairment loss is generally recognized when the carrying amount of the trademarks exceeds the fair value. The fair value of trademarks was estimated using the income approach-relief from royalty method, which is based on the projected cost savings attributable to the ownership of the trademarks.

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

Certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based on a percentage of revenue that is in excess of a predetermined level. These amounts are excluded from minimum rent and are included in the determination of rent expense when it is probable that the expense has been incurred and the amount can be reasonably estimated. If our revenue for certain leases increases, it would result in higher contingent rent expense.

Jambacard Revenue Recognition

We sell our jambacards to our customers in our retail stores and through our website at www.jambajuice.com. Our jambacards do not have an expiration date. We recognize income from jambacards when (i) the jambacard is redeemed by the customer or (ii) the likelihood of the jambacard being redeemed by the customer is remote (also referred to as “breakage”) and we determine that we do not have a legal obligation to remit the value of unredeemed jambacards to the relevant jurisdictions. We determine the jambacard breakage amount based upon historical redemption patterns. We have concluded that after three years of inactivity the likelihood of redemption becomes remote and we recognize breakage at that time. Jambacard breakage income is included in other operating, net in the consolidated statements of operations. If historical redemption pattern changes, our financial statements could be materially affected.

We have sold jambacards since November of 2002. The jambacard works as a reloadable gift or debit card. At the time of the initial load, in an amount between $5 and $500, we record an obligation that is reflected as jambacard liability on the consolidated balance sheets. We relieve the liability and record the related revenue at the time a customer redeems any part of the amount on the card. The card does not have any expiration provisions and is not refundable, except as otherwise required by law.

Self-Insurance Reserves

For our workers’ compensation benefits, we were self-insured for existing and prior years’ exposures through September 30, 2008. We changed to a guaranteed cost program for workers compensation on October 1, 2008. Liabilities associated with the risks that we retain for workers compensation benefits are estimated in part, by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions. We are also self-insured for healthcare benefits. The estimated accruals for these liabilities are based on statistical analyses of historical industry data as well as actual historical trends. If actual claims experience differs from our assumptions, historical trends, and estimates, changes in our insurance reserves would impact the expense recorded in our consolidated statements of operations.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. In establishing deferred income tax assets and liabilities, we make judgments and interpretations based on enacted tax laws and published tax guidance applicable to our operations. We record deferred tax assets and liabilities and evaluate the need for valuation allowances to reduce deferred tax assets to amounts more likely than not of being realized. Changes in our valuation of the deferred tax assets or changes in the income tax provision may affect our annual effective income tax rate.

A valuation allowance is provided for deferred tax assets when it is “more likely than not” that some portion of the deferred tax asset will not be realized. Because of our recent history of operating losses, we believe the recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, have maintained a full valuation allowance against our deferred tax assets as of December 28, 2010.

The benefits of uncertain tax positions are recognized as the greatest amount more than 50% likely of being sustained upon audit based on the technical merits of the position. On a quarterly basis, we review and update our inventory of tax positions as necessary to add any new uncertain tax positions taken, or to remove previously identified uncertain positions that have been adequately resolved. Additionally, uncertain positions may be re-measured as warranted by changes in facts or law. Accounting for uncertain tax positions requires significant judgments, including estimating the amount, timing and likelihood of ultimate settlement. Although we believe that these estimates are reasonable, actual results could differ from these estimates. We classify estimated interest and penalties related to the underpayment of income taxes as a component of income taxes in the consolidated statements of operations.

Share-based compensation

We account for share-based compensation based on fair value measurement guidance. The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility and the expected life of the award. The risk-free rate of interest is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. Expected dividends are zero based on history of not paying cash dividends on our common stock. Expected volatility is based on a 75/25 blend of historic daily stock price observations of our common stock since our inception and historic, daily stock price observations of our peers (companies in our industry that are viewed as a “concept” and a leader in the premium, specialty growth segment) during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. We also make assumptions for the number of awards that will ultimately not vest (“forfeitures”) and include it as a part of the determination of fair value. We use historical data to estimate expected employee behaviors related to option forfeitures. For expected life we apply the guidance provided by the SEC Staff Accounting Bulletin No. 110. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models or assumptions, nor is there a means to compare and adjust the estimates to actual values, except for annual adjustments to reflect actual forfeitures. If actual results differ from our estimates, our financial statements could be materially affected.

The fair value of restricted stock units is determined based on our closing stock price on the date of grant. These restricted stock units vest and become unrestricted three years after the date of grant. Share-based compensation expense is recognized ratably over the three-year service period for restricted stock units.

RESULTS OF OPERATIONS

The discussion that follows should be read in conjunction with the consolidated financial statements and notes thereto. Our consolidated results of operations for fiscal 2010, 2009 and 2008 are summarized below.

(In thousands, except share data and per share amounts)

	Year ended December 28, 2010	%(1)	Year ended December 29, 2009	%(1)	Year ended December 30, 2008	%(1)
Revenue:
Company Stores	$254,491	96.9%	$295,607	98.0%	$333,784	97.3%
Franchise and other revenue	8,162	3.1%	6,030	2.0%	9,106	2.7%

Total revenue	262,653	100.0%	301,637	100.0%	342,890	100.0%

Costs and operating expenses (income):
Cost of sales	61,307	24.1%	72,669	24.6%	89,163	26.7%
Labor	85,189	33.5%	100,589	34.0%	120,251	36.0%
Occupancy	38,561	15.2%	43,888	14.8%	44,868	13.4%
Store operating	38,358	15.1%	38,734	13.1%	43,714	13.1%
Depreciation and amortization	14,610	5.6%	18,271	6.1%	24,717	7.2%
General and administrative	37,262	14.2%	37,044	12.3%	48,057	14.0%
Store pre-opening	648	0.2%	516	0.2%	2,044	0.6%
Impairment of long-lived assets	2,778	1.1%	12,639	4.2%	27,802	8.1%
Store lease termination and closure	4,255	1.6%	1,234	0.4%	10,029	2.9%
Trademark and goodwill impairment	—	0.0%	—	0.0%	84,061	24.5%
Other operating, net	(4,292)	(1.6)%	(3,840)	(1.3)%	3,817	1.1%

Total costs and operating expenses	278,676	106.1%	321,744	106.7%	498,523	145.4%

Loss from operations	(16,023)	(6.1)%	(20,107)	(6.7)%	(155,633)	(45.4)%

Other income (expense):
Gain from derivative liabilities	—	0.0%	1,597	0.5%	7,895	2.3%
Interest income	73	0.0%	404	0.1%	365	0.1%
Interest expense	(547)	(0.2)%	(6,905)	(2.3)%	(2,064)	(0.6)%

Total other (expense) income, net	(474)	(0.2)%	(4,904)	(1.7)%	6,196	1.8%

Loss before income taxes	(16,497)	(6.3)%	(25,011)	(8.4)%	(149,437)	(43.6)%
Income tax (expense) benefit	(159)	(0.1)%	1,066	0.4%	274	0.1%

Net loss	$(16,656)	(6.4)%	$(23,945)	(8.0)%	$(149,163)	(43.5)%
Preferred stock dividends and deemed dividends	(4,077)	(1.5)%	(1,860)	(0.6)%	—	—

Net loss attributable to common stockholders	$(20,733)	(7.9)%	$(25,805)	(8.6)%	$(149,163)	(43.5)%

Weighted-average shares used in the computation of loss per share:
Basic	58,711,495		53,632,299		53,252,855
Diluted	58,711,495		53,632,299		53,252,855
Loss per share:
Basic	$(0.35)		$(0.48)		$(2.80)
Diluted	$(0.35)		$(0.48)		$(2.80)

(1)

Cost of sales, labor, occupancy and store operating expense percentages are calculated using Company Stores revenue. All other line items are calculated using Total revenue. Certain percentage amounts do not sum to total due to rounding.

Revenue

(in 000s)

	Year Ended December 28, 2010	% of Total Revenue	Year Ended December 29, 2009	% of Total Revenue	Year Ended December 30, 2008	% of Total Revenue
Revenue:
Company Stores	$254,491	96.9%	$295,607	98.0%	$333,784	97.3%
Franchise and other revenue	8,162	3.1%	6,030	2.0%	9,106	2.7%

Total revenue	$262,653	100.0%	$301,637	100.0%	$342,890	100.0%

Fiscal Year 2010 to Fiscal Year 2009

Total revenue for fiscal 2010 was $262.7 million, a decrease of $38.9 million, or 12.9%, compared to $301.6 million for the prior year. Total revenue is comprised primarily of revenue from Company Stores and royalties and fees from Franchise Stores.

Company Store revenue

Company Store revenue in fiscal 2010 was $254.5 million, a decrease of $41.1 million, or 13.9%, compared to Company Store revenue in fiscal 2009 of $295.6 million. The decrease in Company Store Revenue was due primarily to a net decrease of 127 Company Stores operating since the prior year period, which includes opening one new Company Store, closing 23, Company Stores (14 through natural lease expiration and nine through early termination) and refranchising, 105 Company Stores in connection with our refranchising initiative and the decrease in same-store sales as illustrated by the following table:

Company Store Decrease in Revenue (in 000’s)
2010 vs. 2009
Reduction in number of Company Stores, net	$(35,125)
Company Same-store sales decrease	(5,991)

Total change in Company Store Revenue	$(41,116)

Company Same-store sales decreased $6.0 million in 2010, or 2.3%, attributable to a decrease of 5.6% in transaction count, partially offset by an increase of 3.3% in average check as compared to the prior year. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least 13 full fiscal periods. At the end of fiscal 2010, approximately 99% of our Company Stores base had been open for at least 13 full fiscal periods.

Franchise and other revenue

Franchise and other revenue in fiscal 2010 was $8.2 million, an increase of $2.2 million, or 35.4%, compared to franchise and other revenue in fiscal 2009 of $6.0 million. The increase in Franchise and other revenue was due primarily to a net increase in Franchise Stores since the prior year period.

The number of Franchise Stores as of December 28, 2010 and December 29, 2009 was 392 and 261, respectively.

Fiscal Year 2009 to Fiscal Year 2008

Total revenue decreased 12.0% to $301.6 million for fiscal 2009, compared to $342.9 million for the prior year.

Company Store revenue

Company Store revenue in fiscal 2009 was $295.6 million, a decrease of $38.2 million, or 11.4%, compared to Company Store revenue in fiscal 2008 of $333.8 million. The decrease in Company Store Revenue was due primarily to the decrease in same-store sales and a net decrease of 33 Company Stores operating since fiscal 2008, which included opening two new Company Stores, closing eight Company Stores, and refranchising 27 Company Stores in connection with our refranchising initiative. We also experienced a closure of 22 Company Stores at the end of fiscal 2008 which further contributed to the decrease, as illustrated by the following table:

Decrease in Company Store Revenue (in 000’s)
2009 vs. 2008
Company Same-store sales decrease	$(33,003)
Reduction in number of Company Stores, net	(5,174)

Total change in Company Store Revenue	$(38,177)

Same-store sales decreased $33.0 million in 2009, or 10.3%, attributable to a decrease of 16.8% from lower transaction count, partially offset by an increase of 6.5% in average check as compared to the prior year. At the end of fiscal 2009, approximately 99% of our Company Stores base had been open for at least 13 full fiscal periods.

Franchise and other revenue

Franchise and other revenue in fiscal 2009 was $6.0 million, a decrease of $3.1 million, or 34.7%, compared to franchise and other revenue in fiscal 2008 of $9.1 million. The decrease in franchise and other revenue was primarily attributable to $2.5 million decrease related to fees and reimbursements that the Company received for providing its Florida joint venture with franchise employee support that did not occur in fiscal 2009, combined with decreases in lower comparable Franchise Store sales, partially offset by a net increase of 43 Franchise Stores since the prior year period and our purchase of the outstanding ownership interest in our Florida joint venture in the prior year.

The number of Franchise Stores as of December 29, 2009 and December 30, 2008 was 261 and 218, respectively.

Cost of sales

Fiscal Year 2010 to Fiscal Year 2009

Cost of sales is mostly comprised of fruit, dairy, and other products used to make smoothies and juices, paper products, costs related to managing our procurement program, and vendor rebates. Cost of sales in fiscal 2010 was $61.3 million, a decrease of $11.4 million, or 15.6%, compared to $72.7 million for the prior year. Our refranchising initiative has resulted in a decrease in Company Stores and the related costs and expenses to operate, manage, and support these refranchised Company Stores. As a percentage of Company Store revenue, costs of sales decreased to 24.1% for fiscal 2010 compared to 24.6% for the prior year. The decrease of cost of sales as a percentage of Company Store revenue was primarily due to improved commodity management (approximately 1.2%), partially offset by unfavorable product mix shifts (approximately 0.5%). Vendor rebates offset the costs of managing our procurement program.

Fiscal Year 2009 to Fiscal Year 2008

Cost of sales in fiscal 2009 was $72.7 million, a decrease of $16.5 million, or 18.5%, compared to $89.2 million for the prior year. The decrease is primarily due to the net reduction in the number of Company Stores since fiscal 2008 and the decrease in Company Store comparable sales. As a percentage of Company Store revenue, costs of sales decreased to 24.6% for fiscal 2009 compared to 26.7% for the prior year. The decrease of cost of sales as a percentage of Company Store revenue was primarily due to improved commodity management (approximately 2.5%), partially offset by unfavorable product mix shifts (approximately 0.4%).

Labor

Fiscal Year 2010 to Fiscal Year 2009

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. Labor costs in fiscal 2010 were $85.2 million, a decrease of $15.4 million, or 15.3%, compared to $100.6 million for the prior year. Our refranchising initiative has resulted in a decrease in Company Stores and the related costs and expenses to operate, manage, and support these refranchised Company Stores. As a percentage of Company Store revenue, labor costs decreased to 33.5% for fiscal 2010 compared to 34.0% for the prior year. The decrease of labor costs as a percentage of Company Store revenue was primarily due to improvements in hourly labor from effective wage management and improved productivity (approximately 2.0%), partially offset by increased workers compensation insurance costs attributable primarily to an adjustment to reflect lower claims costs in 2009 that did not recur in 2010 (approximately 0.3%).

Fiscal Year 2009 to Fiscal Year 2008

Labor costs in fiscal 2009 were $100.6 million, a decrease of $19.7 million, or 16.4%, compared to $120.3 million for the prior year. The decrease is primarily due to the net decrease in the number of Company Stores since fiscal 2008 and the decrease in Company Store comparable sales. As a percentage of Company Store revenue, labor costs decreased to 34.0% for fiscal 2009 compared to 36.0% for the prior year. The decrease of labor costs as a percentage of Company Store revenue was primarily due to improvements in hourly labor from effective wage management and improved productivity (approximately 4.0%) and a decrease in workers compensation insurance costs attributable primarily to an adjustment to reflect lower claims costs in 2009 (approximately 1.4%), partially offset by the impact of deleverage as a result of the decrease in Company Store comparable sales (approximately 3.7%).

Occupancy

Fiscal Year 2010 to Fiscal Year 2009

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes, licenses and property insurance for all Company Store locations. Occupancy costs in fiscal 2010 were $38.6 million, a decrease of $5.3 million, or 12.1%, compared to $43.9 million for the prior year. Our refranchising initiative has resulted in a decrease in Company Stores and the related costs and expenses to operate, manage, and support these refranchised Company Stores. As a percentage of Company Store revenue, occupancy costs increased to 15.2% for fiscal 2010 compared to 14.8% for the prior year. The increase in occupancy costs as a percentage of Company store revenue was primarily due to the impact of deleverage as a result of the decrease in Company Store comparable sales.

Fiscal Year 2009 to Fiscal Year 2008

Occupancy costs in fiscal 2009 were $43.9 million, a decrease of $1.0 million, or 2.2%, compared to $44.9 million for the prior year. The decrease is primarily due to net decrease in the number of Company Stores since fiscal 2008 and the benefits from rent reductions we received from certain landlords, partially offset by an increase in real estate taxes and common area maintenance fees (approximately $0.3 million). As a percentage of Company Store revenue, occupancy costs increased to 14.8% for fiscal 2009 compared to 13.4% for the prior year. The increase in occupancy costs as a percentage of Company Store revenue was primarily due to the impact of deleverage as a result of the decrease in Company Store comparable sales.

Store operating

Fiscal Year 2010 to Fiscal Year 2009

Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses. Total store operating expenses in fiscal 2010 were $38.4 million, a decrease of $0.3 million, or 1.0%, compared to $38.7 million for the prior year. Our refranchising initiative has resulted in a decrease in Company Stores and the related costs and expenses to operate, manage, and support these refranchised Company Stores. As a percentage of Company Store Revenue, total store operating expenses increased to 15.1% for fiscal 2010 compared to 13.1% for the prior year. The increase in total store operating expenses as a percentage of Company Store revenue was primarily due to an increase in marketing expense (approximately 1.1%), an increase in utility rates (approximately 0.2%), deleverage due to the decrease in Company Store comparable sales (approximately 0.4%), and increased credit card usage as a percentage of Company Store sales (approximately 0.2%).

Fiscal Year 2009 to Fiscal Year 2008

Store operating expenses in fiscal 2009 were $38.7 million, a decrease of $5.0 million, or 11.4%, compared to $43.7 million for the prior year. The decrease is primarily due to the net decrease in the number of Company Stores since fiscal 2008, a decrease in marketing expense, decrease in repairs and maintenance expense, utility and credit card fees. As a percentage of Company Store revenue, total store operating expenses remained flat at 13.1% for fiscal 2009 compared to the prior year, as a result of decreases in marketing expenses (approximately 0.6%), offset by impact of deleverage as a result of the decrease in Company Store comparable sales (approximately 0.5%).

Depreciation and amortization

Fiscal Year 2010 to Fiscal Year 2009

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. Depreciation and amortization in fiscal 2010 was $14.6 million, a decrease of $3.7 million, or 20.0%, compared to $18.3 million for the prior year. Our refranchising initiative has resulted in a decrease in Company Stores and related assets, resulting in a reduction in the carrying value of Company Store fixed assets. As a percentage of total revenue, depreciation and amortization decreased to 5.6% for fiscal 2010 as compared to 6.1% for the prior year. The decrease in depreciation and amortization as a percentage of total revenue was primarily due to store impairment charges taken in 2009 (approximately 0.4%) that resulted in a lower depreciable base.

Fiscal Year 2009 to Fiscal Year 2008

Depreciation and amortization in fiscal 2009 was $18.3 million a decrease of $6.4 million, or 26.1%, compared to $24.7 million for the prior year. Depreciation and amortization decreased primarily due to the net decrease in Company stores operating since fiscal 2008 and the reduction in fixed assets carrying value resulting from impairment charges taken in fiscal 2008 through fiscal 2009. As a percentage of total revenue, depreciation and amortization decreased to 6.1% for fiscal 2009 compared to 7.2% for the prior year. The decrease in depreciation and amortization as a percentage of total revenue was primarily due to store impairment charges taken in 2008 (approximately 1.9%), partially offset by the impact of deleverage as a result of the decrease in Company Store comparable sales (approximately 0.8%) that resulted in a lower depreciable base.

General and administrative

Fiscal Year 2010 to Fiscal Year 2009

General and administrative (“G&A”) expenses include costs associated with our corporate headquarters in Emeryville, CA, field supervision, bonuses, outside and contract services, accounting and legal fees, travel and travel-related expenses, share-based compensation and other. Total G&A expenses in fiscal 2010 were $37.3 million, an increase of $0.3 million, or 0.6%, compared to $37.0 million for the prior year. As a percentage of total revenue, total G&A expenses increased to 14.2% for fiscal 2010 compared to 12.3% for the prior year. The increase of total G&A expenses was primarily due to charges to settle outstanding litigation and related costs (approximately $2.1 million), increases in bonuses for the accomplishment and acceleration of our strategic objectives (approximately $1.3 million of which $0.7 million was in equity and affected non cash stock-based compensation), partially offset by the decrease in the number of Company Stores and the related overhead expenses to manage and support these Company Stores as a result of our refranchising initiative (approximately $1.5 million).

Fiscal Year 2009 to Fiscal Year 2008

G&A expenses in fiscal 2009 were $37.0 million, a decrease of $11.1 million, or 22.9%, compared to $48.1 million for the prior year. As a percentage of total revenue, G&A expenses decreased to 12.3% for fiscal 2009, compared to 14.0% for the prior year. This decrease in G&A expenses was primarily due to headcount reductions implemented during fiscal 2008 and the associated decrease in travel and travel-related expenses (approximately $7.5 million), decreases in share-based compensation (approximately $2.9 million), and decreases in accounting and legal fees attributable to more efficient use of external third-party expertise and greater reliance on internal resources (approximately $1.3 million), partially offset by increased contract services (approximately $0.6 million).

Store pre-opening

Fiscal Year 2010 to Fiscal Year 2009

Store pre-opening costs are primarily expenses incurred for training new store personnel, pre-opening marketing and pre-opening rent. Store pre-opening costs in fiscal 2010 were $0.6 million, an increase of $0.1 million, or 25.6%, compared to $0.5 million for the prior year. The increase in Store pre-opening expenses was primarily due to the opening of one new Company Store and 30 new Franchise Stores in fiscal 2010 as compared to the opening of two new Company Stores and 23 new Franchise Stores in the prior year.

Fiscal Year 2009 to Fiscal Year 2008

Store pre-opening costs in fiscal 2009 were $0.5 million, a decrease of $1.5 million, or 74.8%, compared to $2.0 million for the prior year. The decrease in store pre-opening expense was primarily due to the opening of two new Company Stores and 23 new Franchise Stores in fiscal 2009 as compared to the opening of 35 new Company Stores and 37 new Franchise Stores in the prior year.

Impairment of long-lived assets

Fiscal Year 2010 to Fiscal Year 2009

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

Impairment of long-lived assets in fiscal 2010 was $2.8 million, a decrease of $9.8 million, or 78.0%, compared to $12.6 million for the prior year. The decrease of impairment of long-lived assets was primarily due to a reduction in the carrying value of store fixed assets in 2009 that did not recur to the same extent in 2010.

Fiscal Year 2009 to Fiscal Year 2008

Impairment of long-lived assets in fiscal 2009 was $12.6 million, a decrease of $15.2 million, or 54.5%, compared to $27.8 million for the prior year. The decrease of impairment of long-lived assets was primarily due to the reduction in the carrying value of fixed assets caused by prior years’ impairment charges and the closure of 38 underperforming Company Stores in fiscal 2008.

Store lease termination and closure

Fiscal Year 2010 to Fiscal Year 2009

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

Store lease termination and closure costs were $4.3 million in fiscal 2010, an increase of $3.1 million, or 244.8%, compared to $1.2 million for the prior year. The increase of store lease termination and closure costs was primarily due to the closing of 23 Company Stores during fiscal 2010, of which nine were closed prior to the lease expiration date. During fiscal 2009, we closed eight Company Stores, and four were closed prior to their respective lease expiration dates. Lease obligations are payable through 2021.

Fiscal Year 2009 to Fiscal Year 2008

Store lease termination and closure costs were $1.2 million in fiscal 2009, a decrease of $8.8 million, or 87.7%, compared to $10.0 million for the prior year. The decrease of store lease termination and closure costs was primarily due to the closing of eight Company Stores during fiscal 2009, of which four were closed prior to their respective lease expiration dates. During fiscal 2008, we closed 38 Company Stores, of which 30 were closed prior to their respective lease expiration dates.

Trademark and goodwill impairment

Fiscal Year 2010 to Fiscal Year 2009

There was no trademark and goodwill impairment recorded for fiscal 2010 as the value of our trademarks and goodwill had previously been written down to zero.

Fiscal Year 2009 to Fiscal Year 2008

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

Other operating, net

Fiscal Year 2010 to Fiscal Year 2009

Other operating, net consists primarily of gain or loss on disposals, income from jambacard breakage and amortization of jambacard liability. In fiscal 2010, other operating, net was $4.3 million of income, an increase of $0.5 million, or 11.8%, compared to other operating, net of $3.8 million of income for fiscal 2009. The increase of other operating, net is primarily due to an increase in jambacard breakage income net of amortization (approximately $2.5 million), partially offset by the net loss on disposal of fixed assets (approximately $2.0 million). The jambacard breakage income includes an adjustment of $1.5 million to record the effect of escheatment status change in certain States.

Fiscal Year 2009 to Fiscal Year 2008

Other operating, net in fiscal 2009 was operating income of $3.8 million, an increase of $7.6 million compared to operating expense of $3.8 million for the prior year. The increase in other operating income of $7.6 million as compared to fiscal 2008 resulted primarily from a gain on the sale of certain refranchised Company Stores (approximately $2.0 million), increase in jambacard breakage income and amortization of jambacard liability (approximately $1.1 million), an expense recorded in fiscal 2008 resulting from a write-off of loan origination fees and early termination fees for our previous credit agreement with a financial institution (approximately $1.0 million), and an expense recorded in loss from disposals which occurred in fiscal 2008 (approximately $1.7 million).

Gain from derivative liabilities

Fiscal Year 2010 to Fiscal Year 2009

No gain from derivative liabilities was recorded for fiscal 2010 compared to a gain of $1.6 million for the prior year period. No gain or loss from derivative liabilities was recorded as the warrants that were classified as derivative liabilities have expired and no gain or loss was recorded for the change in the fair value of our Put and Call Right issued in connection with the issuance of our Senior Notes because it was exercised during the second fiscal quarter of 2009.

Fiscal Year 2009 to Fiscal Year 2008

Gain from derivative liabilities in fiscal 2009 was $1.6 million, a decrease of $6.2 million, or 79.8%, compared to $7.8 million for the prior year. The decrease in gain from derivative liabilities was primarily due to the change in the fair value of our warrants that were classified as derivative liabilities and the change in the fair value of our Put and Call Rights we issued in connection with our previous Financing Agreement (see Note 13 in the Notes to Consolidated Financial Statements) as compared to the prior year. The warrants expired and the put portion of the Put and Call Rights was exercised during the second fiscal quarter of 2009.

Interest income

Fiscal Year 2010 to Fiscal Year 2009

Interest income represents interest earned on cash held in our interest bearing accounts. Interest income in fiscal 2010 was $0.1 million, a decrease of $0.3 million, or 81.9%, compared to $0.4 million for the prior year. The decrease of interest income was primarily due to lower interest rates in fiscal 2010 (approximately $0.3 million).

Fiscal Year 2009 to Fiscal Year 2008

Interest income in fiscal 2009 was $0.4 million, relatively flat, or 10.7%, compared to $0.4 million for the prior year. The increase in interest income was primarily due to higher average cash balances resulting primarily from the net proceeds from issuing the Series B redeemable preferred shares.

Interest expense

Fiscal Year 2010 to Fiscal Year 2009

Interest expense in fiscal 2010 was $0.5 million, a decrease of $6.4 million compared to $6.9 million for the prior year. The decrease in interest expense was primarily due to the repayment of outstanding Senior Notes and the payment of related interest as well as prepayment penalties and wrote off the associated prepaid loan fees and transaction costs in fiscal 2009 that did not re-occur in fiscal 2010. The repayment resulted from the issuance of Series B Preferred Stock in June 2009. (See Note 13 in the Notes to Consolidated Financial Statements).

During fiscal 2010 and 2009, we paid cash dividends on the Series B Preferred Stock totaling $2.3 million and $1.4 million, respectively.

Fiscal Year 2009 to Fiscal Year 2008

Interest expense in fiscal 2009 was $6.9 million, an increase of $4.8 million compared to $2.1 million for the prior year. The increase of $4.8 million was primarily due to interest paid on our outstanding Senior Notes, prepayment penalties and write-off of prepaid loan fees and transaction costs in connection with the repayment of the outstanding Senior Notes. (See Note 13 in the Notes to Consolidated Financial Statements).

Income tax (expense) benefit

Fiscal Year 2010 to Fiscal Year 2009

Income tax expense in fiscal 2010 was $(0.2) million compared to an income tax benefit of $1.1 million for the prior year. The increase in income tax expense was primarily due to foreign taxes incurred in fiscal 2010.

Fiscal Year 2009 to Fiscal Year 2008

Income tax benefit in fiscal 2009 was $1.1 million compared to $0.3 million in fiscal 2008. The increase in income tax benefit as was primarily due to the release of liability on certain state credits as the statute has expired (approximately $0.5 million) and by release of the valuation allowance against alternative minimum tax credits (approximately $0.6 million).

LIQUIDITY AND CAPITAL RESOURCES

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

Under this refranchising initiative, we planned to complete the refranchising of up to 150 Company Stores to new or existing franchisees. During fiscal 2010, we completed the sale of 105 Company Stores in fifteen separate refranchising transactions and during 2009 we completed the sale of 27 Company Stores, bringing the refranchising program total to 132 Company Stores sold. We expect to conclude our refranchising program with the sale of 41 Company Stores in the Chicago and Minneapolis markets sometime in early 2011, bringing the total number of Company Stores refranchised to 173. In many refranchising transactions, we entered into development agreements committing buyers to build additional Franchise Stores in the regions their purchased stores occupy. In addition, as part of these refranchising transactions, buyers of mature Company Stores are obligated to refresh and refurbish these stores.

The refranchising initiative has helped to accelerate growth, achieve certain operating efficiencies, and shift our business to an asset light model.

As we conclude our refranchising efforts, we have realized a number of possible benefits including:

•	generation of additional cash;

•	expansion of market share and accelerated growth of the brand outside of California;

•	achievement of a more balanced risk and financial profile;

•	improve long-term stockholder value and earnings growth for the Company;

•	having the franchisee, rather than the Company, pay for the refresh and refurbishment of mature Company Stores that were sold;

•	potential reductions in total general and administrative expenses; and

•	acceleration of our growth as new area developers begin to fulfill their development obligations.

Cash Flows Summary

The following table summarizes our cash flows for each of the past three full fiscal years (in thousands):

	December 28, 2010	December 29, 2009	December 30, 2008
Net cash (used in) provided by operating activities	$(953)	$8,464	$8,164
Net cash provided by (used in) investing activities	3,598	(3,127)	(33,050)
Net cash (used in) provided by financing activities	(2,378)	2,598	22,692

Net increase (decrease) in cash and cash equivalents	$267	$7,935	$(2,194)

Operating Activities

Net cash provided by operating activities decreased by $9.4 million in fiscal 2010 compared to fiscal 2009 primarily due to a decrease in cash flows related to our jambacard sales (approximately $13.5 million) and a decrease in refundable taxes received during fiscal 2009, (approximately $5.2 million) partially offset by an increase in cash flows relating to receivables (approximately $8.8 million). We did not continue the program we had with Costco in fiscal 2009 whereby we sold jambacards to Costco who resold them to its customers. As a result, at the end of fiscal 2010, we did not have receivables for the cards sold to Costco, nor did we have the related liability for the cards sold to Costco.

Cash provided by operating activities increased by $0.3 million in fiscal 2009 as compared to fiscal 2008 primarily due to the increased cash flows as a result of our jambacard sales, much of which was attributable to the program we entered into with Costco in fiscal 2009 which we did not have in fiscal 2008 (approximately $6.4 million) partially offset by a net decrease in cash flows related to other operating liabilities including accounts payable and accrued liabilities (approximately $6.1 million).

Investing Activities

Net cash provided by investing activities increased $6.7 million in fiscal 2010 compared to fiscal 2009 primarily due to an increase in proceeds received from the refranchising of 105 Company Stores (approximately $9.0 million), a decrease in spending for the purchases of property and equipment (approximately $0.7 million), partially offset by a decrease in restricted cash as a result of the payoff of our Financing Agreement during 2009 (approximately $3.0 million).

Net cash used in investing activities decreased $29.9 million in fiscal 2009 compared to fiscal 2008 primarily due to a reduction in the development of new Company Stores in fiscal 2009 as compared to fiscal

2008 (approximately $19.3 million), an increase in proceeds from the sale of Company Stores in refranchising transactions (approximately $4.7 million), partially offset by a decrease in restricted cash as a result of the payoff of our Financing Agreement during 2009 (approximately $3.0 million) and relating to the change to a guaranteed cost workers’ compensation program (approximately $2.8 million).

In fiscal 2011, we expect capital expenditures to be between $9 million to $10 million depending on our liquidity needs. We expect to open up to ten new Company Stores as we focus our growth on franchise development. We anticipate investing in technology infrastructure, and maintenance capital.

Financing Activities

Net cash used in financing activities decreased by $5.0 million in fiscal 2010 compared to fiscal 2009, due to the preferred stock issuance in 2009, net of repayment of the Senior Notes and transaction costs (approximately $7.2 million), partially offset by the related put option payment (approximately $3.0 million) and an increase in preferred stock dividends payments (approximately $0.9 million).

Net cash provided by financing activities decreased $20.1 million in fiscal 2009 compared to fiscal 2008 primarily due to net proceeds of our issuance of preferred stock of $34.1 million, which was used to pay off our note payable of $25.0 million principal plus accrued interest, the exercise of an outstanding put option which required us to repurchase two million shares of our outstanding stock for $3.0 million, transaction costs paid in connection with the issuance of our preferred stock of $1.9 million, preferred stock dividend payments of $1.4 million and payment on capital leases of $0.3 million.

Liquidity

As of December 28, 2010, we had cash and cash equivalents of $29.0 million and no short term or long term debt compared to $28.8 million in cash and cash equivalents as of December 29, 2009. Our primary sources of liquidity are the remaining cash on hand, the sale of the remaining Company Stores as part of our refranchising initiative, and cash flows provided by operating activities. In the future, and as permitted under the Securities Purchase Agreement for the Series B Preferred Stock, we may enter into equipment leasing arrangements and incur up to $10.0 million of indebtedness as necessary. We cannot assure, however, that such financing will be available on favorable terms or at all. As of December 28, 2010, we held $1.8 million in restricted cash, which represented cash held in money market accounts or certificates of deposit to collateralize our letters of credit and advertising fund.

We expect that our cash on hand, cash flows provided by operating activities and funds from completing our refranchising initiative will be sufficient to fund our working capital and general corporate needs, Series B Preferred Stock dividend payments and the non-discretionary capital expenditures for the foreseeable future. Our primary liquidity and capital requirements for working capital and general corporate needs and the planned fiscal 2011 capital expenditures are described above. The use of cash to fund discretionary capital expenditures will be based on the need to conserve our capital.

The adequacy of our available funds will depend on many factors, including the macroeconomic environment, the operating performance of our Company Stores, the successful expansion of our franchise and licensing programs, the completion of our refranchising initiative and the successful rollout and consumer acceptance of our new beverage and food initiatives. Given these factors, our foremost priorities for the near term continue to be preserving and generating cash sufficient to fund our liquidity needs.

Contractual Obligations

The following table summarizes contractual obligations and borrowings as of December 28, 2010, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods. We expect to fund these commitments primarily with operating cash flows generated in the normal course of business.

	Payments Due by Period (in 000s)
	Total	Less Than 1 Year	1-2 Years	3-4 Years	5 or More Years
Operating lease obligations(1)	$137,371	$29,438	$52,125	$34,918	$20,890
Purchase obligations(2)	116,510	67,815	41,105	5,060	2,530
Capital leases	496	496	—	—	—
Series B redeemable preferred stock redemption	22,711	—	—	—	22,711
Dividends for Series B redeemable preferred stock	11,810	1,817	3,634	3,634	2,725

Total	$288,898	$99,566	$96,864	$43,612	$48,856

(1)

Our wholly owned subsidiary, Jamba Juice Company, is a party to each Company Store lease obligation. The operating lease obligations represent future minimum lease payments under non-cancelable operating leases and lease termination fees as of December 28, 2010. The minimum lease payments do not include common area maintenance (“CAM”) charges, insurance, contingent rent obligations or real estate taxes, which are also required contractual obligations under our operating leases. In the majority of our operating leases, CAM charges are not fixed and can fluctuate from year to year. Total CAM charges, insurance, contingent rent obligations, license, permits and real estate taxes for our fiscal year ended December 28, 2010 were $9.0 million.

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

As of December 28, 2010, our gross unrecognized tax benefits totaled $1.3 million and are not included in the table as a reasonably reliable estimate of the timing of future payments, if any, cannot be predicted.

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

Interest Rates

We do not enter into market risk sensitive instruments for trading purposes. We are exposed to financial market risks due primarily to changes in interest rates in our interest bearing accounts. We do not believe a change in interest rate will materially affect our financial position or results of operations. A one percent change of the interest rate would result in an annual change in the results of operations of $0.3 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Jamba, Inc.:

We have audited the accompanying consolidated balance sheets of Jamba, Inc. and subsidiaries (the Company) as of December 28, 2010 and December 29, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended December 28, 2010, December 29, 2009 and December 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jamba, Inc. and subsidiaries as of December 28, 2010 and December 29, 2009, and the results of their operations and their cash flows for the fiscal years ended December 28, 2010, December 29, 2009 and December 30, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 28, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California

March 14, 2011

JAMBA, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)	December 28, 2010	December 29, 2009
ASSETS
Current assets:
Cash and cash equivalents	$29,024	$28,757
Restricted cash	1,620	1,324
Receivables, net of allowances of $200 and $116	6,377	9,949
Inventories	2,486	3,732
Prepaid and refundable income taxes	539	491
Prepaid rent	508	486
Assets held for sale	3,877	2,562
Prepaid expenses and other current assets	1,604	1,122

Total current assets	46,035	48,423
Property, fixtures and equipment, net	49,215	70,266
Trademarks and other intangible assets, net	1,341	1,850
Restricted cash	205	1,399
Deferred income taxes	40	998
Other long-term assets	3,218	2,882

Total assets	$100,054	$125,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,851	$7,405
Accrued compensation and benefits	6,161	7,089
Workers’ compensation and health insurance reserves	1,140	1,096
Accrued jambacard liability	29,756	38,255
Other accrued expenses	12,622	10,510

Total current liabilities	56,530	64,355
Long-term workers’ compensation and health insurance reserves	166	1,158
Other long-term liabilities	15,416	14,700

Total liabilities	72,112	80,213

Commitments and contingencies (Notes 11 and 18)
Series B redeemable preferred stock, $.001 par value, 304,348 shares authorized; 197,485 and 304,348 issued, and outstanding	20,554	31,069
Stockholders’ equity:
Common stock, $.001 par value, 150,000,000 shares authorized; 63,734,961 and 52,712,528 shares issued and outstanding	64	53
Additional paid-in capital	365,817	356,320
Accumulated deficit	(358,493)	(341,837)

Total stockholders’ equity	7,388	14,536

Total liabilities and stockholders’ equity	$100,054	$125,818

See Notes to Consolidated Financial Statements.

JAMBA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)	Fiscal Year Ended December 28, 2010	Fiscal Year Ended December 29, 2009	Fiscal Year Ended December 30, 2008
Revenue:
Company stores	$254,491	$295,607	$333,784
Franchise and other revenue	8,162	6,030	9,106

Total revenue	262,653	301,637	342,890

Costs and operating expenses (income):
Cost of sales	61,307	72,669	89,163
Labor	85,189	100,589	120,251
Occupancy	38,561	43,888	44,868
Store operating	38,358	38,734	43,714
Depreciation and amortization	14,610	18,271	24,717
General and administrative	37,262	37,044	48,057
Store pre-opening	648	516	2,044
Impairment of long-lived assets	2,778	12,639	27,802
Store lease termination and closure	4,255	1,234	10,029
Trademark and goodwill impairment	—	—	84,061
Other operating, net	(4,292)	(3,840)	3,817

Total costs and operating expenses	278,676	321,744	498,523

Loss from operations	(16,023)	(20,107)	(155,633)

Other income (expense):
Gain on derivative liabilities	—	1,597	7,895
Interest income	73	404	365
Interest expense	(547)	(6,905)	(2,064)

Total other (expense) income, net	(474)	(4,904)	6,196

Loss before income taxes	(16,497)	(25,011)	(149,437)
Income tax (expense) benefit	(159)	1,066	274

Net loss	(16,656)	(23,945)	(149,163)
Redeemable preferred stock dividends and deemed dividends	(4,077)	(1,860)	—

Net loss attributable to common stockholders	$(20,733)	$(25,805)	$(149,163)

Weighted-average shares used in the computation of loss per share:
Basic	58,711,495	53,632,299	53,252,855
Diluted	58,711,495	53,632,299	53,252,855
Loss per share:
Basic	$(0.35)	$(0.48)	$(2.80)
Diluted	$(0.35)	$(0.48)	$(2.80)

See Notes to Consolidated Financial Statements.

JAMBA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
(Dollars in thousands, except share amounts)	Shares	Amount
Balance as of January 1, 2008	52,637,131	$53	$352,184	$(168,729)	$183,508
Share-based compensation expense	—	—	4,213	—	4,213
Issuance of shares	1,097	—	—	—	—
Restricted shares vested in 2008	52,500	—	—	—	—
Common stock issued in connection with Financing Agreement	2,000,000	2	1,861	—	1,863
Net loss	—	—	—	(149,163)	(149,163)

Balance as of December 30, 2008	54,690,728	55	358,258	(317,892)	40,421
Share-based compensation expense	—	—	1,274	—	1,274
Common stock repurchased pursuant to repayment of Financing Agreement	(2,000,000)	(2)	(2,497)	—	(2,499)
Issuance of common stock pursuant to stock plans	21,800	—	29	—	29
Beneficial conversion feature and warrants issued related to redeemable preferred stock	—	—	1,116	—	1,116
Accretion of redeemable preferred stock	—	—	(328)	—	(328)
Redeemable preferred stock dividends	—	—	(1,532)	—	(1,532)
Net loss	—	—	—	(23,945)	(23,945)

Balance as of December 29, 2009	52,712,528	53	356,320	(341,837)	14,536
Share-based compensation expense	—	—	1,146	—	1,146
Issuance of common stock pursuant to stock plans	278,133	—	149	—	149
Conversion of redeemable preferred stock	10,686,300	11	12,279	—	12,290
Accretion of redeemable preferred stock	—	—	(1,775)	—	(1,775)
Redeemable preferred stock dividends	—	—	(2,302)	—	(2,302)
Restricted shares vested in 2010	58,000	—	—	—	—
Net loss	—	—	—	(16,656)	(16,656)

Balance as of December 28, 2010	63,734,961	$64	$365,817	$(358,493)	$7,388

See Notes to Consolidated Financial Statements.

JAMBA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Fiscal Year Ended December 28, 2010	Fiscal Year Ended December 29, 2009	Fiscal Year Ended December 30, 2008
Cash (used in) provided by operating activities:
Net loss	$(16,656)	$(23,945)	$(149,163)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	14,610	18,271	24,717
Trademark and goodwill impairment	—	—	84,061
Impairment of long-lived assets	2,778	12,639	27,802
Lease termination, store closure costs and disposals	(324)	(1,374)	11,734
Jambacard breakage income and amortization, net	(5,252)	(2,777)	(1,687)
Share-based compensation	1,146	1,274	4,213
Bad debt and purchase obligation reserves	528	(178)	579
Deferred rent	(869)	793	4,261
Deferred income taxes	958	(644)	(323)
Writeoff of loan fees and loan discount	—	2,865	—
Equity (income) loss from joint ventures	(61)	(7)	416
Gain on derivative liabilities	—	(1,597)	(7,895)
Amortization of loan premium	—	887	395
Changes in operating assets and liabilities:
Receivables, net	3,333	(5,441)	1,083
Inventories	957	(150)	(207)
Prepaid and refundable taxes	(48)	5,179	144
Prepaid rent	(22)	(301)	3,076
Prepaid expenses and other current assets	(482)	206	452
Other long-term assets	838	106	200
Restricted cash from operating activities	898	1,995	—
Accounts payable	1,152	(2,080)	(322)
Accrued compensation and benefits	(928)	(582)	1,177
Workers’ compensation and health insurance reserves	(948)	(2,327)	(165)
Accrued jambacard liability	(3,247)	10,268	3,875
Other accrued expenses	2,332	(2,326)	(2,026)
Other long-term liabilities	(1,646)	(2,290)	1,767

Cash (used in) provided by operating activities	(953)	8,464	8,164

Cash provided by (used in) investing activities:
Capital expenditures	(10,165)	(10,839)	(30,173)
Proceeds from the sale of stores	13,763	4,712	—
Decrease (increase) in restricted cash	—	3,000	(2,852)
Investment in joint ventures	—	—	(25)

Cash provided by (used in) investing activities	3,598	(3,127)	(33,050)

Cash (used in) provided by financing activities:
Proceeds from issuance of redeemable preferred stock	—	34,115	—
Payments on debt facility	—	(25,000)	(1,088)
Payments on exercise of put agreement	—	(3,000)	—
Payments of costs for issuance of redeemable preferred stock	—	(1,908)	—
Redeemable preferred stock dividends paid	(2,302)	(1,360)	—
Payment on capital lease obligations	(225)	(282)	(482)
Proceeds from exercise of stock options	149	33	—
Borrowings on debt facilities	—	—	23,022
Payment of debt issuance costs	—	—	(1,326)
Proceeds from common stock	—	—	1,863
Proceeds from derivative obligation	—	—	703

Cash (used in) provided by financing activities	(2,378)	2,598	22,692

Net increase (decrease) in cash and equivalents	267	7,935	(2,194)
Cash and equivalents at beginning of period	28,757	20,822	23,016

Cash and equivalents at end of period	$29,024	$28,757	$20,822

Supplemental cash flow information:
Cash paid for interest	$293	$3,309	$1,803
Income taxes paid	18	51	69
Noncash investing and financing activities:
Noncash property, fixtures and equipment additions	$1,705	$1,396	$1,534
Accretion of redeemable preferred stock	1,775	328	—
Beneficial conversion feature of redeemable preferred stock	—	885	—
Warrants issued in connection with issuance of redeemable preferred stock	—	231	—
Redeemable preferred stock dividends	50	172	—
Conversion of redeemable preferred stock	12,290	—	—

See Notes to Consolidated Financial Statements.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED DECEMBER 28, 2010, DECEMBER 29, 2009

AND DECEMBER 30, 2008

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

The Company and its wholly owned subsidiary is a leading restaurant retailer of better-for-you beverage and food offerings, including great tasting fruit smoothies, juices and teas, hot oatmeal made with organic steel cut oats, wraps, salads, sandwiches and California Flatbread and a variety of baked goods and snacks. As of December 28, 2010, there were 743 locations consisting of 351 company owned and operated stores and 392 franchise stores operating in 23 states and the Bahamas. Of these 743 locations, 391 are located in California. Jamba Juice Company began operations in 1990.

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

Fiscal Year End— On June 7, 2007, Jamba, Inc.’s board of directors approved a change to the Company’s fiscal year end from the second Tuesday following December 31 to the Tuesday closest to December 31. The Company’s most recently completed fiscal year, referred to as fiscal 2010, started on December 30, 2009 and ended on December 28, 2010. The Company’s fiscal 2009 started on December 31, 2008 and ended on December 29, 2009, which is referred to as fiscal 2009. The Company’s fiscal 2008 started on January 2, 2008 and ended on December 30, 2008, which is referred to as fiscal 2008.

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

Reclassifications—During fiscal 2010, the Company reclassified to cost of sales certain costs of managing its procurement program, which commenced at the beginning of the year. The Company recorded $ 1.7 million, previously recorded in general and administrative expense, in cost of sales under this program. During fiscal 2009 and fiscal 2008, these costs were recorded in general and administrative expense and were $1.5 million and $1.7 million, respectively.

Concentrations of Risk—The Company maintains food distribution contracts primarily with one supplier, Southwest Traders, Inc. This supplier provided approximately 75%, 75% and 81% of foods and products sold in

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE FISCAL YEARS ENDED DECEMBER 28, 2010, DECEMBER 29, 2009

AND DECEMBER 30, 2008

Company Stores, in fiscal 2010, fiscal 2009 and fiscal 2008, respectively, which potentially subjects the Company to a concentration of business risk. If this supplier had operational problems or ceased making product available to the Company, operations could be adversely affected.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with high-quality financial institutions. Balances in the Company’s cash accounts frequently exceed the Federal Deposit Insurance Corporation insurance limit.

Self-Insurance Reserves—For workers’ compensation benefits, the Company was self-insured for existing and prior years’ exposures through September 30, 2008. The Company changed to a guaranteed cost program for workers compensation on October 1, 2008. Liabilities associated with the risks that the Company retain for workers compensation benefits are estimated in part, by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The Company is also self-insured for healthcare benefits and liabilities are based on statistical analyses of historical industry data as well as actual historical trends. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. If actual claims experience differs from Management’s assumptions, historical trends, and estimates, changes in insurance reserves would impact the expense recorded in the consolidated statements of operations.

Cash and Cash Equivalents—The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. As of December 28, 2010 and December 29, 2009, the Company did not have any investments with maturities greater than three months.

Restricted Cash and Investments—At December 28, 2010, the Company held $1.8 million in restricted cash, of which $1.6 million was classified as a current asset and $0.2 million classified as a long-term asset, representing cash held in money market accounts or certificates of deposits to collateralize the Company’s letters of credit which is required since the Company was self-insured, and $0.3 million for advertising fund.

At December 29, 2009, the Company held $2.7 million in restricted cash, of which $1.3 million was classified as a current asset and $1.4 million classified as a long-term asset, representing cash held in money market accounts or certificates of deposits to collateralize the Company’s letters of credit, which is required since the Company was self-insured.

Receivables—Receivables primarily represent amounts due from sale of jambacards, royalty fees, advertising fees, construction allowances, amounts receivable from suppliers and jambacards issued by the franchisees. The allowance for doubtful accounts is the Company’s estimate of the amount of probable credit losses in the Company’s existing accounts receivable.

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

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE FISCAL YEARS ENDED DECEMBER 28, 2010, DECEMBER 29, 2009

AND DECEMBER 30, 2008

Impairment of Long-Lived Assets—Long-lived assets, including leasehold improvements, and other fixed assets are reviewed for impairment at least quarterly and when indicators of impairment are present. Expected cash flows associated with an asset, in addition to other quantitative and qualitative analyses are the key factors in determining the recoverability of the asset. Identifiable cash flows are measured at the individual store level. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance. Management’s estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to its business model or changes in operating performance. If the sum of the undiscounted cash flows is less than the carrying value of the asset, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

As a result of its refranchising initiative, announced in May 2009, the Company classifies assets as held for sale and suspends depreciation and amortization on such assets when all of the following criteria are met: (i) Board of Directors approval to refranchise (the store or group of stores) is received; (ii) the stores can be immediately removed from operations; (iii) an active program to locate a buyer is implemented; (iv) the assets are being actively marketed for sale at or near their current fair value; (v) significant changes to the plan of sale are not likely; and (vi) the sale is probable within one year. Assets held for sale are recorded at the lower of the carrying amount or fair value less cost to sell. Fair value is determined based on the purchase price in the asset purchase agreement. Assets held for sale are included in prepaid expenses and other current assets in the consolidated balance sheet.

Refranchising—For each refranchise transaction, the Company entered into an asset purchase agreement, and related franchise agreements, and sublease agreements. Certain franchise agreements included royalty concessions over future years and certain sublease agreements included rent concessions for some or all of the remaining terms of the leases. The royalty and rent concessions are discounted to present value and recorded as liabilities. At December 28, 2010, royalty concessions and rent concessions were $0.8 million and $2.2 million, respectively, and were included in deferred revenue and other long-term liabilities on the consolidated balance sheet. There were no rent or royalty concessions as of December 29, 2009.

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

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE FISCAL YEARS ENDED DECEMBER 28, 2010, DECEMBER 29, 2009

AND DECEMBER 30, 2008

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

Jambacards—The Company, through its subsidiary, Jamba Juice Company, has been selling jambacards to its customers in its retail stores and through its website since November 2002. The Company’s jambacards do not have an expiration date. An obligation is recorded at the time of either an initial load or a subsequent reload in accrued jambacard liability on the Company’s consolidated balance sheets. The Company recognizes income from jambacards when (i) the jambacard is redeemed by the customer or (ii) the likelihood of the jambacard being redeemed by the customer is remote (also referred to as “jambacard breakage”) and the Company determines that it does not have a legal obligation to remit the unredeemed jambacards to the relevant jurisdictions. The Company determines the jambacard breakage amount based upon its historical redemption patterns. The Company has concluded that after three years of inactivity, the likelihood of redemption becomes remote and recognizes breakage income at that time. Jambacard breakage income is included in other operating, net in the consolidated statements of operations.

As a result of the Merger, the jambacard liability was adjusted to fair value by discounting the projected cash flows to present value, which are the costs to service deferred revenue, plus an estimated operating margin. The adjustment is being amortized over the expected life of the jambacard and resulted in $0.2 million, $0.1 million, $0.4 million of expense during fiscal 2010, fiscal 2009 and fiscal 2008, respectively, which offset the amount recorded as jambacard breakage income. The Company recorded $5.4 million, $2.9 million and $2.1 million of jambacard breakage income during fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

Rent Expense—Under the provisions of certain of our leases, there are rent holidays and/or escalations in payments over the base lease term, as well as renewal periods. The effects of rent holidays and escalations are reflected in rent costs on a straight-line basis over the expected lease term, which includes cancelable option periods when it is deemed to be reasonably assured that the Company will exercise such option periods due to the fact that the Company would incur an economic penalty for not doing so. The lease term commences on the date when the Company becomes legally obligated for the rent payments which generally coincides with the time when the landlord delivers the property for us to develop. All rent costs recognized during construction periods are classified as pre-opening expenses. Pursuant to the refranchising initiative, the Company recorded liabilities for rent concessions over the remaining term of certain store leases of refranchised stores.

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

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE FISCAL YEARS ENDED DECEMBER 28, 2010, DECEMBER 29, 2009

AND DECEMBER 30, 2008

Franchise revenue is generated from three sources; royalties, development fees, and initial franchise fees.

Royalties from franchised stores are determined as a percentage of revenue and are recognized in the same period as the related franchise store revenue. If collection of the franchise royalty fee is doubtful, revenue is recognized at the time of collection.

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

The Company charges an initial franchise fee for providing operational materials, new store opening planning, and functional training courses. Initial franchise fees, if any, are due for payment at the time the franchise agreement for a particular store is executed. Franchise fees are recognized as revenue when all material services or conditions have been substantially performed or satisfied and no other material conditions or obligations related to the determination of substantial performance exist. Duties and services that are completed prior to approval include training, facilities inspection, receipt of operating license(s), and clearance from appropriate agencies. These duties and services are substantially complete prior to the approval of the opening of a store. Duties and services relating to the earning of the franchise fees are necessary for the stores to open. Revenue is recognized when the store opens.

Royalties from licensed retail products are based on a percentage of product sales and are recognized as revenue upon the sale of the product to retail outlets.

Cost of Sales—The Company includes in cost of sales, costs incurred to acquire fruit, dairy and other products used to make smoothies and juices, paper products, as well as the costs related to managing our procurement program, and payments received from vendors.

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

The advertising fund assets, consisting primarily of cash received from the Company and franchisees and accounts receivable from franchisees, can only be used for selected purposes and are considered restricted. The advertising fund liabilities represent the corresponding obligation arising from the receipts of the marketing program. In accordance with ASC Topic 952-605-25, the receipts from the franchisees are recorded as a liability against which specified advertising costs are charged. The Company does not reflect franchisee contributions to the fund in its consolidated statements of operations or consolidated statements of cash flows. Advertising fund assets as of December 28, 2010 include cash of $0.3 million, which is recorded in restricted cash, and $0.5 million of receivables from franchisees, which is recorded in receivables on the consolidated balance sheet. Advertising fund liabilities as of December 28, 2010 of $0.9 million are reported in other accrued expenses and accounts payable on the consolidated balance sheet. There were no advertising fund assets or advertising fund liabilities as of December 29, 2009.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE FISCAL YEARS ENDED DECEMBER 28, 2010, DECEMBER 29, 2009

AND DECEMBER 30, 2008

Advertising Costs—Advertising costs are expensed as incurred and were $7.8 million, $5.9 million and $8.6 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively, and are classified as store operating expenses. The Company received advertising contributions from its franchisees, which contributions were recorded as an offset to advertising expense, and were $1.9 million, $1.3 million and $1.6 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

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

Income Taxes— Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. In establishing deferred income tax assets and liabilities, we make judgments and interpretations based on enacted tax laws and published tax guidance applicable to our operations. We record deferred tax assets and liabilities and evaluate the need for valuation allowances to reduce deferred tax assets to amounts more likely than not of being realized. Changes in our valuation of the deferred tax assets or changes in the income tax provision may affect our annual effective income tax rate.

Uncertain tax positions are recognized as the greatest amount more than 50% likely of being sustained upon audit based on the technical merits of the position. On a quarterly basis, we review and update our inventory of tax positions as necessary to add any new uncertain tax positions taken, or to remove previously identified uncertain positions that have been adequately resolved. Additionally, uncertain positions may be re-measured as warranted by changes in facts or law. Accounting for uncertain tax positions requires significant judgments, including estimating the amount, timing and likelihood of ultimate settlement. Although we believe that these estimates are reasonable, actual results could differ from these estimates. The Company classifies interest and penalties related to income taxes as a component of income taxes in the consolidated statements of operations.

Earnings (Loss) Per Share—Basic earnings (loss) per share is computed based on the weighted-average of common shares outstanding during the period. Diluted earnings (loss) per share is computed based on the weighted-average number of common shares and potentially dilutive securities, which includes preferred stock outstanding from the Company’s issuance of preferred stock, outstanding warrants and outstanding options and restricted stock awards granted under the Company’s stock option plans. Anti-dilutive shares of 31.3 million, 20.5 million and 21.8 million have been excluded from diluted weighted-average shares outstanding in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. The Company’s basic weighted-average shares outstanding are equal to its diluted weighted-average shares outstanding since the Company experienced a net loss in each of fiscal 2010, fiscal 2009 and fiscal 2008.

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

FOR THE FISCAL YEARS ENDED DECEMBER 28, 2010, DECEMBER 29, 2009

AND DECEMBER 30, 2008

Share-based compensation—The Company measures and recognizes all share-based compensation under the fair value method.

Stock options for a fixed number of shares are granted to certain employees and directors with an exercise price based on the grant date fair value of the Company’s common stock. The Company also grants restricted stock with a fair value determined based on the closing price of the Company’s common stock on the date of grant (see Note 14). Stock options and restricted stock generally vest over a four-year period. Share-based compensation expense is recognized ratably over the service period.

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

In fiscal 2008, pursuant to the Financing Agreement (see Note 13), the Company issued two million shares of its common stock (the “Shares”) with certain registration rights, and entered into a Common Stock Put and Call Agreement with the Lenders (the “Put and Call Agreement”) during fiscal 2008. The Shares were classified as equity and recorded at fair value of $1.9 million. The Put and Call Rights were considered legally and separately detachable as they were contractually distinct from the common stock, are not embedded within the common stock shares and were considered a freestanding instrument.

Segment Reporting—The Company has one reportable retail segment.

Recent Accounting Pronouncements

Consolidation of Variable Interest Entities—Amended

(Included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities” regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The adoption of SFAS No. 167 did not have a material impact on the Company’s consolidated financial statements.

Improving Disclosures about Fair Value Measurements (ASU No. 2010-06)

(Included in ASC 820 “Fair Value Measurements and Disclosures”)

Accounting Standards Update (“ASU”) No. 2010-06 requires new disclosures regarding recurring or nonrecurring fair value measurements. Entities will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and describe the reasons for the transfers. Entities will also be required to provide information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. In addition, entities must provide fair value

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE FISCAL YEARS ENDED DECEMBER 28, 2010, DECEMBER 29, 2009

AND DECEMBER 30, 2008

measurement disclosures for each class of assets and liabilities, and disclosures about the valuation techniques used in determining fair value for Level 2 or Level 3 measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the gross basis reconciliation for the Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements. There were no transfers between Level 1 and Level 2 measurements in the fair value hierarchy during the fiscal year ended December 28, 2010.

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

The right to develop additional stores expired on June 28, 2005 when the Company entered into an Amended and Restated Management Agreement with JJC Florida. Under this Management Agreement, the Company managed and operated the stores owned by JJC Florida and used Company employees. Under the terms of the Third Amendment to Agreements dated June 28, 2005, JJC Florida’s right to build additional stores in Florida was voided and exclusivity was terminated. The Company had the right to purchase all of the remaining interest in JJC Florida commencing on October 1, 2008 and for 90 days thereafter. In anticipation of this right, the Company and JJC Florida agreed to the purchase and sale transaction on December 16, 2008. Total consideration for the agreement was $1.5 million and an additional $0.2 million in credit for reimbursement of amounts owed to JJC Florida. The acquisition was accounted for using the purchase method and resulted in goodwill of $0.6 million, which was fully impaired at December 29, 2008.

The purchase price allocation for JJC Florida was as follows (in thousands):

Property, fixtures and equipment, net	$334
Other current assets	877
Other intangible assets, net	(97)
Other accrued expenses	(55)
Goodwill	623

Total consideration	$1,682

3. AREA DEVELOPMENT AGREEMENTS

The Company’s wholly owned subsidiary, Jamba Juice Company, has entered into multi-unit license agreements with area developers to develop stores in certain geographic regions. Under typical multi-unit license agreements, the area developer generally pays one-half of the initial nonrefundable fee multiplied by each store to be developed as a nonrefundable development fee upon execution of the multi-unit license agreement. The agreements are generally for a term of 10 years. Each time a store is opened under the multi-unit license agreement, the Company credits the franchisee one-half of the initial fee paid as part of the development fee and

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE FISCAL YEARS ENDED DECEMBER 28, 2010, DECEMBER 29, 2009

AND DECEMBER 30, 2008

the franchisee is required to pay the remaining one-half of the initial fee. As of December 28, 2010, 32 stores are operating under a current multi-unit license agreement. This area developer completed its development obligations under its agreements during fiscal 2010. In addition, the Company has and will continue to enter into development agreements in connection with its refranchising and international franchising initiatives. In connection with its refranchising efforts through fiscal 2010, five new area developers have contractual commitments to open thirty two Franchise Stores over the next two to seven years. In connection with our international efforts during fiscal 2010, one developer in Korea has a contractual commitment to build 200 stores over the next 10 years.

The Company generally executes franchise agreements for each store that establishes the terms of its arrangement with the franchisee. The franchise agreements typically require the franchisee to pay an initial, non-refundable fee and continuing fees based upon a percentage of sales. Subject to the Company’s approval and the franchisee’s payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration.

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

Deferred franchise revenue is included in Other long-term liabilities on the consolidated balance sheets and as of December 28, 2010 and December 29, 2009 and includes $0.5 million and $0.1 million, respectively, relating to non-refundable development fees and initial fees paid by franchisees whose stores have not yet opened. In addition, deferred franchise revenue as of December 28, 2010 includes $0.6 million relating to non-refundable international development fees.

4. PROPERTY, FIXTURES AND EQUIPMENT

Property, fixtures, and equipment as of December 28, 2010 and December 29, 2009, consisted of the following (in thousands):

	December 28, 2010	December 29, 2009
Leasehold improvements	$47,848	$56,428
Furniture, fixtures and equipment	51,407	66,575
Construction in progress (primarily stores under construction)	120	101

Total	99,375	123,104
Less accumulated depreciation and amortization	(50,160)	(52,838)

Total	$49,215	$70,266

Depreciation and amortization expense related to property, fixtures and equipment for fiscal 2010, fiscal 2009 and fiscal 2008 was $14.6 million, $17.7 million, and $23.5 million, respectively.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE FISCAL YEARS ENDED DECEMBER 28, 2010, DECEMBER 29, 2009

AND DECEMBER 30, 2008

5. ASSETS HELD FOR SALE

Assets held for sale consists of Company Stores that the Company expects to refranchise. Such assets are recorded at the lower of the carrying amount or fair value, less cost to sell. Fair value is determined based on the purchase price in the asset purchase agreement. Assets are no longer depreciated once classified as held for sale. Assets held for sale at December 28, 2010 and December 29, 2009 include $3.9 million and $2.6 million of property, fixtures and equipment, respectively, and are included in prepaid expenses and other current assets on the consolidated balance sheets.

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

Based on the results of the Company’s evaluation and due to the challenging business conditions and resulting decline in the market price of the Company’s common stock, the Company recorded an impairment charge of $1.0 million in the fourth quarter of fiscal 2008. No goodwill impairment was recorded for fiscal 2010 or 2009 as the Company’s goodwill had been written down to zero as of the end of fiscal 2008.

7. TRADEMARKS AND OTHER INTANGIBLE ASSETS

The carrying amount and accumulated amortization of trademarks and other intangible assets as of December 28, 2010 and December 29, 2009, were as follows (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount
Amortized Intangible Assets
As of December 28, 2010
Trademarks	$267	$—	$267
Favorable leases	2,273	(1,913)	360
Franchise agreements	891	(294)	597
Reacquired franchise rights	375	(258)	117

Total	$3,806	$(2,465)	$1,341

As of December 29, 2009
Favorable leases	$2,627	$(1,723)	$904
Franchise agreements	897	(207)	690
Reacquired franchise rights	550	(294)	256

Total	$4,074	$(2,224)	$1,850

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE FISCAL YEARS ENDED DECEMBER 28, 2010, DECEMBER 29, 2009

AND DECEMBER 30, 2008

Intangible assets are amortized over their expected useful lives. Amortization expense for intangible assets for fiscal 2010, fiscal 2009 and fiscal 2008 was $0.6 million, $1.1 million and $1.9 million, respectively. Expected annual amortization expense for intangible assets recorded as of December 28, 2010 is as follows (in thousands):

Fiscal Year	Amortization Expense
2011	$320
2012	219
2013	114
2014	79
2015	74
Thereafter	269

Trademarks are not subject to amortization and are tested for impairment annually (at year-end), or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consisted of the comparison of the fair value of the trademarks to its carrying amount. The fair value of trademarks was estimated using the income approach-relief from royalty method, which was based on the projected cost savings attributable to the ownership of the trademarks The trademarks recorded by the Company prior to the fiscal year ended December 28, 2010 were fully impaired as of December 30, 2008. As a result of the evaluation, the Company recorded an impairment charge of $82.6 million in fiscal 2008. No trademark impairment was recorded for fiscal 2009 as the Company’s trademarks had been written down to zero as of the end of fiscal 2008. As of December 28, 2010, the Company had trademarks of approximately $0.3 million and no trademark impairment was recorded in fiscal 2010.

8. OTHER LONG-TERM ASSETS

As of December 28, 2010 and December 29, 2009, other long-term assets consisted of the following (in thousands):

	December 28, 2010	December 29, 2009
Notes receivable from franchisees, net of allowances of $81 in 2010	$1,625	$1,100
Deposits	951	962
Investment in JJC Hawaii, LLC	548	562
Other	94	258

Total	$3,218	$2,882

The $1.6 million notes receivable at December 28, 2010 from franchisees accrues at interest rates varying from 5.25% and 8.0%, and mature at dates between December 2011 and March 2014. The Company accounts for its investments in JJC Hawaii, LLC under the equity method. The Company owns a 5.0% interest in JJC Hawaii, LLC as of December 28, 2010 and December 29, 2009. The equity in earnings (losses) recognized by the Company for JJC Hawaii, LLC was $61,000, $81,000 and ($185,000) for fiscal 2010, fiscal 2009 and fiscal 2008, respectively. The Company previously owned a 35.2% interest until it purchased the remaining interest in JJC Florida, LLC on December 16, 2008 (See Note 2). The equity losses recognized by the Company for JJC Florida were $0.2 million for fiscal 2008.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE FISCAL YEARS ENDED DECEMBER 28, 2010, DECEMBER 29, 2009

AND DECEMBER 30, 2008

9. IMPAIRMENT, STORE LEASE TERMINATION AND CLOSURE COSTS AND WORKFORCE REDUCTION

Long-lived asset impairment

The Company reviews its entire store portfolio on a quarterly basis. The review includes an analysis of each store’s past and present operating performance combined with projected future results. Impairment charges include the write-down of long-lived assets at stores that were assessed for impairment because of management’s intention to close the store or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable. The Company recorded impairment charges of $2.8 million, $12.6 million and $27.8 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

Store lease termination and closure costs and workforce reduction

As a result of the Company’s revitalization efforts and revised development goals, the Company evaluated the infrastructure needed to support its evolving business model and restructured its Support Center to eliminate certain administrative positions. During fiscal 2008, the Company eliminated 71 positions, closed 31 underperforming Company Stores prior to the normal expiration of their lease term and canceled the opening of 13 stores under development. As a result of these actions, the Company incurred $10.0 million in charges related to asset write-offs for operating Company Stores and sites under development and lease termination related costs and $2.2 million in severance charges, respectively. In fiscal 2010, the Company closed nine underperforming Company Stores prior to the lease expiration. During fiscal 2010 and 2009, the Company incurred $4.3 million and $1.2 million in charges related to asset write-offs for lease termination and closure costs.

Lease termination costs consist primarily of the costs of future obligations related to closed store locations. Discounted liabilities for future lease costs and the fair value of related subleases of closed locations are recorded when the stores are closed. These amounts are subject to adjustments as liabilities are settled. In assessing the discounted liabilities for future costs of obligations related to closed stores, the Company made assumptions regarding amounts of future subleases. If these assumptions or their related estimates change in the future, the Company may be required to record additional exit costs or reduce exit costs previously recorded. Exit costs recorded for each of the periods presented include the effect of such changes in estimates. Severance accruals were paid during fiscal 2010 and 2009. Lease obligations are payable through 2019, less sublease amounts.

The following is a reconciliation of the store closure and severance accrual and is included in Other accrued expenses and Other long-term liabilities (in thousands):

Balance as of December 30, 2008	$5,664
Provision for noncancellable lease payments of closed stores	1,089
Severance accrual	311
Severance payments	(1,278)
Payments on lease liability	(3,308)

Balance as of December 29, 2009	$2,478
Provision for noncancellable lease payments of closed stores	2,443
Severance payments	(144)
Payments on lease liability	(1,889)
Adjustments	130

Balance as of December 28, 2010	$3,018

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE FISCAL YEARS ENDED DECEMBER 28, 2010, DECEMBER 29, 2009

AND DECEMBER 30, 2008

Gain/loss on Disposal of Other Assets—The Company recognized a loss on disposal of $0.3 million of assets in fiscal 2010 and a gain on disposal of assets of $2.0 million in fiscal 2009. The loss on disposal in fiscal 2010 is net of a $1.5 million dollar gain on refranchising of its stores. During fiscal 2008, the Company wrote off the net book value of certain assets that were disposed of due to store remodels or upgrades of equipment of $1.7 million, such write-offs were classified in other operating, net in the consolidated statements of operations.

10. OTHER LONG-TERM LIABILITIES

As of December 28, 2010 and December 29, 2009, other long-term liabilities consisted of the following (in thousands):

	December 28, 2010	December 29, 2009
Deferred revenue, long term	$3,101	$426
Construction allowance	3,515	4,105
Deferred rent	6,072	6,350
Other liabilities	2,728	3,819

Total other long-term liabilities	$15,416	$14,700

11. LEASE COMMITMENTS

The Company leases its office, retail stores, and some equipment under operating leases, with terms expiring through 2021. Most store leases have an initial term of 10 years, with renewal options of up to 10 years and provide for payment of common area operating expenses and real estate taxes. Rental expense, net of sublease income was $28.5 million in fiscal 2010, $33.9 million in fiscal 2009 and $35.2 million in fiscal 2008 and is recorded in occupancy costs and general and administrative expenses. Contingent rent included in occupancy costs was $0.4 million, $0.3 million and $0.4 million in fiscal 2010, 2009 and 2008, respectively.

The aggregate future minimum noncancelable lease payments as of December 28, 2010, were as follows (in thousands):

Fiscal Year Ending:
2011	$29,132
2012	27,188
2013	24,937
2014	20,400
2015	14,518
Thereafter	20,890

Total minimum lease commitments	$137,065

The Company has subleases related to certain of its operating leases. The Company recognized sublease income of $2.4 million in fiscal 2010 and $0.8 million in fiscal 2009 and $0.2 million in fiscal 2008. Future minimum lease payments under operating leases of $137.1 million have been reduced by future minimum sublease rental income of $31.6 million.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE FISCAL YEARS ENDED DECEMBER 28, 2010, DECEMBER 29, 2009

AND DECEMBER 30, 2008

The Company leases certain equipment and software license of $0.4 million which are considered as capital leases and are included in property and equipment on the consolidated balance sheets. Amortization of assets under capital leases is included in depreciation and amortization expense.

The Company has certain contractual obligations for some of its operating leases that could be terminated in the future upon written notice and payment of a termination fee. These termination fees totaled approximately $0.3 million as of December 28, 2010.

12. REDEEMABLE PREFERRED STOCK

A summary of redeemable preferred stock activity for fiscal year 2010 is presented below (dollars in thousands, except share amounts):

	Redeemable preferred stock
	Shares	Amount
Balance as of December 30, 2008	—	$—
Issuance of redeemable preferred stock	304,348	35,000
Beneficial conversion feature	—	(885)
Transaction costs	—	(3,143)
Fair value of warrants issued	—	(231)
Accretion of redeemable preferred stock	—	328

Balance as of December 28, 2009	304,348	31,069
Conversion of redeemable preferred stock	(106,863)	(12,290)
Accretion of redeemable preferred stock	—	1,775

Balance as of December 28, 2010	197,485	$20,554

On June 16, 2009, the Company issued (i) 170,000 shares of its Series B-1 Convertible Preferred Stock, par value $0.001, (the “Series B-1 Preferred”) to affiliates of Mistral Equity Partners at a price of $115 per share, for an aggregate purchase price of approximately $19.6 million, and (ii) 134,348 shares of its Series B-2 Convertible Preferred Stock, par value $0.001, (the “Series B-2 Preferred”) to CanBa Investments, LLC at a price of $115 per share, for an aggregate purchase price of approximately $15.4 million. The issuance of shares of the Series B-1 and B-2 Preferred Stock (together the “Series B Preferred Stock” or “Preferred Stock”) for $35 million, less approximately $3.1 million in total transaction costs, which included $2.2 million in transaction fees and $885,000 paid to investors, was completed through a private placement to the purchasers as accredited investors and pursuant to the exemptions from the registration requirements of the Securities Act. The shares of Preferred Stock and the shares of the Company’s Common Stock issuable upon conversion of the Preferred Stock to be issued to the purchasers includes legends restricting transfer other than pursuant to an effective registration statement under the Securities Act or in accordance with an exemption from registration. The holders of the Series B Preferred Stock have the right to require the Company to redeem all or a portion of the shares of the Series B Stock on or after seven years from the date of issuance of the Preferred Stock.

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

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE FISCAL YEARS ENDED DECEMBER 28, 2010, DECEMBER 29, 2009

AND DECEMBER 30, 2008

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

The holders of the shares of the Series B-2 Preferred, voting as a separate class, elected one member to the Board. The Series B-2 Preferred holders are allowed to hold one seat on the Board so long as more than 25% of the number of shares of Series B-1 Preferred originally issued is outstanding. In the event that (i) at the time of the Company’s 2011 annual meeting of its stockholders there are more than nine members on the Board and (ii) so long as more than 50% of the number of shares of Series B-2 Preferred originally issued are outstanding, the size of the Board will be increased by one Board seat and the holders of the shares of the Series B-2

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE FISCAL YEARS ENDED DECEMBER 28, 2010, DECEMBER 29, 2009

AND DECEMBER 30, 2008

Preferred, voting as a separate class, will be entitled to have one member on the Board to fill the seat. The ability to elect any members to the Board by the holders of the shares of Series B-2 Preferred will cease once the number of outstanding shares of Series B-2 Preferred is less than 25% of the number of shares of Series B-2 Preferred originally issued.

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

The Series B Preferred Stock is classified as temporary stockholders’ equity, since the shares are (i) redeemable at the option of the holder in the future after satisfaction of the requisite holding period and (ii) have conditions for redemption which are not solely within the control of the Company. Total transaction costs of $3.1 million, which is comprised of $2.2 million in transaction fees and $885,000 paid to investors is recorded as a reduction in proceeds received by the Company. The $885,000 paid to investors, is also recorded as a beneficial conversion feature. These items will be accreted to the redemption amount over seven years. The proceeds from the issuance of Series B Preferred Stock were used to repay in full the outstanding debt resulting from the Company’s Senior Notes and for working capital. During fiscal 2010 and 2009, the Company paid cash dividends on the Series B Preferred Stock totaling $2.3 million and $1.4 million, respectively.

During the fiscal year ended December 28, 2010, holders converted 42,451 shares of outstanding Series B-1 Preferred Stock and 64,412 shares of outstanding Series B-2 Preferred Stock to an aggregate 10,686,300 shares of common stock at the initial conversion price of $1.15 per share. Accretion related to the Series B Preferred Stock for the fiscal years ended December 28, 2010 and December 29, 2009 was $1.8 million and $0.3 million, respectively, including the acceleraton of accretion on converted shares.

In June 2009, The Company granted a warrant to purchase common stock to Northpoint Advisors, LLC by the Company for professional services provided. The number of shares purchasable upon exercise of the warrant is 760,870 and the exercise price is $1.15 per share. The fair value of the warrant on June 16, 2009 was estimated at $0.2 million, was recorded as a reduction in proceeds received by the Company and is being accreted to the redemption amount. The number of shares and exercise price are subject to adjustments due to events such as stock splits, distributions of common stock and other similar capital restructuring as noted in the warrant document. The warrant is a registrable security under the provisions of the Registration Rights Agreement of June 16, 2009 among the Company and the investors. The registrable securities include the shares issuable upon exercise of the warrant as well as shares issuable upon conversion of the Series B Preferred Stock to common stock. In accordance with the registration rights agreement, the Company filed an S-3 registration statement after the issuance of the registrable securities.

13. NOTE PAYABLE & FINANCING AGREEMENT

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

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE FISCAL YEARS ENDED DECEMBER 28, 2010, DECEMBER 29, 2009

AND DECEMBER 30, 2008

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

As a result of the Company’s preferred stock offering, the Company repaid its note payable and financing agreement on June 16, 2009. The Put Right was exercised by the Lenders and the Company repurchased the Shares. These shares were subsequently canceled by the Company. The prepayment penalties and write-off of prepaid loan fees and transaction costs in connection with the payoff of the Senior Notes was recorded in interest expense in the consolidated statement of operations.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE FISCAL YEARS ENDED DECEMBER 28, 2010, DECEMBER 29, 2009

AND DECEMBER 30, 2008

14. SHARE-BASED COMPENSATION

Stock Options—The Company maintains three share-based compensation plans (collectively, the “Plans”). The Company’s 2006 Employee, Director and Consultant Stock Plan (the “2006 Plan”) was approved by the Company’s stockholders on November 28, 2006. An amendment to the 2006 Plan was approved by the stockholders on May 20, 2010. The 2006 Plan provides for the granting of up to eight million shares of common stock in the form of nonqualified and incentive stock options, stock grants or other stock-based awards to employees, nonemployee directors and consultants. In addition, in December 2008, the Company also granted stock options as an inducement grant outside of the Company’s existing equity plans to its President and Chief Executive Officer. Under the 2006 Plan, shares available for grant were 3,207,453 as of December 28, 2010.

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

Options granted under the 2006 Plan have an exercise price equal to the closing price of the Company’s common stock on the grant date. Options granted in 2006 under the 2006 Plan have an exercise price equal to the average of the closing price of the Company’s common stock for five trading days, consisting of the two days immediately following the date of grant, the day of the grant, and two days immediately before the date of grant. Options under the 2001 Plan and 1994 Plan were granted at an exercise price equal to or greater than the fair market value of the common stock at the date of the grant, are exercisable for up to 10 years, and vest annually on grant date over a four year period. Options outstanding under the 1994 Plan and the 2001 Plan became fully vested in 2010.

In December 2008, the Company granted an aggregate of 1,500,000 shares of stock options to its new President and Chief Executive Officer, resulting in an increase in the number of shares issued under stock option awards outstanding. This award was granted as an inducement grant outside of the Company’s existing equity plans and has a three-year vesting period.

The fair value of options granted was estimated at the date of grant using a Black-Scholes option-pricing model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. For expected life we apply the guidance provided by the SEC Staff Accounting Bulletin No. 110. Expected dividends are zero based on history of not paying cash dividends on the Company’s common stock. Expected volatility is based on a 75/25 blend of historic daily stock price observations of the Company’s common stock since its inception and historic daily stock price observations of the Company’s peers during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. As required by authoritative guidance, estimated forfeitures are included as a part of the grant date estimate. The Company uses historical data to estimate expected employee behaviors related to option exercises and forfeitures. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models or assumptions, nor is there a means to compare and adjust the estimates to actual values, except for annual adjustments to reflect actual forfeitures.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE FISCAL YEARS ENDED DECEMBER 28, 2010, DECEMBER 29, 2009

AND DECEMBER 30, 2008

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended December 28, 2010	Fiscal Year Ended December 29, 2009	Fiscal Year Ended December 30, 2008
Weighted-average risk-free interest rate	1.59%	2.03%	2.40%
Expected life of options (years)	6.24	5.0	5.0
Expected stock volatility	65.9%	57.9%	49.4%
Expected dividend yield	0%	0%	0%

A summary of the stock option activities for fiscal years 2009 and 2010 is presented below (shares and dollars in thousands):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	5,069	$3.68
Options granted	1,270	1.09
Options exercised	(22)	1.31
Options canceled	(971)	5.48

Options outstanding at December 29, 2009	5,346	$2.75
Options granted	1,083	2.27
Options exercised	(278)	0.53
Options canceled	(333)	5.63

Options outstanding at December 28, 2010	5,818	$2.60	7.92	$5,071

Options vested or expected to vest at December 28, 2010	4,945	$2.75	7.72	$4,546

Options exercisable at December 28, 2010	3,028	$3.47	7.25	$2,765

The intrinsic value of stock options is defined as the difference between the current market value and the exercise price, which is equal to the market value at the time of the grant.

Information regarding options outstanding and exercisable at December 28, 2010 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.36 - $0.58	302,167	8.18 years	$0.39	233,417	$0.38
$0.60 - $0.60	1,500,000	7.93 years	0.60	750,000	0.60
$1.03 - $1.17	185,513	8.45 years	1.08	138,638	1.09
$1.31 - $1.31	1,171,640	7.53 years	1.31	695,500	1.31
$1.79 - $2.19	512,735	8.79 years	1.80	168,216	1.79
$2.22 - $2.22	728,000	9.85years	2.22	—	—
$2.27 - $4.48	621,007	8.19 years	2.94	292,182	3.40
$5.09 - $11.36	744,128	5.79 years	9.96	697,378	10.02
$11.40 - $11.40	12,554	3.31 years	11.40	12,554	11.4
$11.77 - $11.77	40,354	5.10 years	11.77	40,354	11.77

	5,818,098	7.92 years	$2.60	3,028,239	$3.47

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE FISCAL YEARS ENDED DECEMBER 28, 2010, DECEMBER 29, 2009

AND DECEMBER 30, 2008

The weighted-average fair value of options granted in fiscal 2010 and fiscal 2009 was $2.27 and $0.61, respectively. At December 28, 2010, 4,945 stock options are expected to vest over the next three years. The remaining expense to amortize is approximately $0.9 million at December 28, 2010.

Share-based compensation expense was $1.1 million, $1.3 million, and $4.2 million for fiscal 2010, fiscal 2009, and fiscal 2008, respectively, and is included in general and administrative expenses in the consolidated statements of operations. No income tax benefit was recorded in fiscal 2010, 2009 and fiscal 2008.

Restricted Stock—During the fiscal year ended December 29, 2009, the Company issued restricted stock units (“RSUs”) as permitted under the 2006 Plan. RSUs are charged against the 2006 Plan share reserve on the basis of one share for each unit granted. The fair value of RSUs is determined based on the Company’s closing stock price on the date of grant. These RSUs vest and become unrestricted 33.3% on the first anniversary of the grant date and 33.3% per year thereafter. Share-based compensation expense is recognized ratably over the three-year service period for RSUs. The remaining expense to amortize is approximately $0.1 million at December 28, 2010.

Information regarding activity for RSUs outstanding under the 2006 Plan is as follows (shares in thousands):

	Number of shares of RSUs	Weighted- Average Grant Date Fair Value (per share)
RSUs outstanding as of December 30, 2008	—	—
RSUs granted	180	$1.79
RSUs forfeited (canceled)	—	—
RSUs vested	—	—

RSUs outstanding as of December 29, 2009	180	$1.79
RSUs granted	—	—
RSUs forfeited (canceled)	(12)	1.79
RSUs vested	(58)	1.79

RSUs outstanding as of December 28, 2010	110	$1.79

15. INCOME TAXES

The components of the income tax (expense) benefit are as follows (in thousands):

	December 28, 2010	December 29, 2009	December 30, 2009
Current	$800	$422	$(421)
Deferred	(959)	644	695

Income tax (expense) benefit	$(159)	$1,066	$274

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE FISCAL YEARS ENDED DECEMBER 28, 2010, DECEMBER 29, 2009

AND DECEMBER 30, 2008

The difference between the effective income tax rate and the United States federal income tax rate is summarized as follows:

	December 28, 2010	December 29, 2009	December 30, 2008
Statutory federal rate	(34.0)%	(34.0)%	(34.0)%
State income taxes less federal benefit	(5.5)	(5.5)	(5.7)
Foreign income taxes	1.0	0.0	0.0
Change in valuation allowance	36.5	34.7	40.6
Nontaxable gain on derivative liability	(0.0)	(0.2)	(2.4)
Stock options	1.8	1.5	1.5
Impairment of goodwill	0.0	0.0	0.2
Other	1.2	(0.7)	(0.4)

	1.0%	(4.2)%	(0.2)%

Deferred income taxes are provided for the temporary differences between the carrying values of the Company’s assets and liabilities for financial reporting purposes and their corresponding income tax bases. The temporary differences give rise to either a deferred tax asset or liability in the financial statements that is computed by applying current statutory tax rates to taxable and deductible temporary differences based upon the classification (i.e., current or noncurrent) of the asset or liability in the financial statements that relates to the particular temporary difference. Deferred taxes related to differences that are not attributable to a specific asset or liability are classified in accordance with the future period in which they are expected to reverse and be recognized for income tax purposes. The deferred tax asset (liability) consisted of the following temporary differences as of December 28, 2010, and December 29, 2009 (in thousands):

	December 28, 2010	December 29, 2009
Reserves and accruals	$10,184	$8,188

Total current deferred tax asset	10,184	8,188
Net operating losses	40,269	28,086
Deferred rent	2,384	2,490
Tax credit attributes	1,543	2,188
Basis difference in intangibles	6,194	6,505
Share-based compensation	981	875
Basis difference in fixed assets	13,128	20,073
Basis difference in investments	(157)	(175)
Reserves and accruals	590	984
Other	134	161

Total non-current deferred tax asset	65,066	61,187

Valuation allowance	(75,210)	(68,377)

Total net deferred tax asset	$40	$998

Tax benefit of net operating losses, temporary differences and credit carryforwards are recorded as an asset to the extent that management assesses that these items are “more likely than not” to be realized. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE FISCAL YEARS ENDED DECEMBER 28, 2010, DECEMBER 29, 2009

AND DECEMBER 30, 2008

carryforward period. A valuation allowance is provided for deferred tax assets when it is “more likely than not” that some portion of the deferred tax asset will not be realized. Because of the Company’s recent history of operating losses, management believes the recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. A valuation allowance has been recorded for the net deferred tax assets at December 28, 2010, which increases the valuation allowance by $6.8 million for the fiscal year ended December 28, 2010. A deferred tax asset of $40,000 remains due to the impact that an uncertain tax position liability has on deferred taxes.

At December 28, 2010 the Company has federal and state net operating loss carryovers of $97.8 million and $110.8 million, respectively, which, if not used earlier, will expire between 2017 and 2031. In addition, the Company also has tax credit carryforwards for federal and state purposes of $.8 million and $0.7 million, respectively, which do not expire.

Based on information available to us, we believe that we underwent an “ownership change” as defined in section 382 of the Internal Revenue Code during the second quarter of our 2009 fiscal year, as a result of our issuance of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock and other prior trading in our stock.

The amount of our taxable income for tax years ending after our ownership change which may be offset by net operating loss carryovers from pre-change years will be subject to an annual limitation, known as a section 382 limitation. We have not yet ascertained the approximate amount of our section 382 limitation, whether we have net unrealized built-in gains or net unrealized built-in losses, the effect on the section 382 limitation of any potential future recognition of net unrealized built-in gains or any net unrealized built-in losses during the 5-year period beginning on the ownership change, and whether any net operating losses are likely to expire unused due to the 20 taxable year net operating loss carry forward period.

Changes in the Company’s reserve for uncertain tax positions are as follows (in thousands):

	Fiscal Year Ended December 28, 2010	Fiscal Year Ended December 29, 2009
Beginning balance	$1,115	$1,512
Increases attributable to tax positions taken during prior periods	210	—
Increases attributable to tax positions taken during current periods	—	—
Decreases resulting from lapse of applicable statutes of limitations	—	(397)

Ending balance	$1,325	$1,115

The reserve for uncertain tax positions was $1.3 million and $1.1 million as of December 28, 2010 and December 29, 2009 and is included in other long-term liabilities. If recognized, $23,000 of the reserve would impact the Company’s effective tax rate. This balance is the Company’s best estimate of potential liability for uncertain tax positions and includes accrued interest related to uncertain tax positions. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions’ tax court systems. As of December 28, 2010, approximately $1.0 million of unrecognized tax benefits are expected to reverse in the next twelve months due to the expiration of the statute of limitations.

As of December 28, 2010, the Company is subject to U.S. federal income tax examinations for the tax years ended June 27, 2006 and November 28, 2006 for the subsidiary returns and the tax years ended December 31,

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE FISCAL YEARS ENDED DECEMBER 28, 2010, DECEMBER 29, 2009

AND DECEMBER 30, 2008

2006 through December 29, 2009 for the consolidated return. The Internal Revenue Service (“IRS”) has completed its examinations of the subsidiary’s federal income tax return for the tax years ended June 29, 2004 and June 28, 2005. The Company is also subject to state and local income tax examinations for tax returns filed for the years ended June 29, 2004 through December 29,2009.

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

The following table presents financial assets that were accounted for at fair value on a recurring basis as of December 28, 2010 and December 29, 2009 by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
December 28, 2010
Assets:
Cash invested in money market fund(1)	$1,825	—	$—

December 29, 2009
Assets:
Cash invested in money market fund(2)	$2,842	—	$—

(1)	$1.8 million included in restricted cash on the consolidated balance sheet at December 28, 2010.

(2)	$0.5 million included in cash and cash equivalents and $2.3 million included in restricted cash on the consolidated balance sheet at December 29, 2009.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE FISCAL YEARS ENDED DECEMBER 28, 2010, DECEMBER 29, 2009

AND DECEMBER 30, 2008

The following table presents assets that were accounted for at fair value on a non-recurring basis and remaining on the consolidated balance sheets as of December 28, 2010 and December 29, 2009. Total losses include losses recognized from all non-recurring fair value measurements for the fiscal years ended December 28, 2010 and December 29, 2009 (in thousands):

	Level 1	Level 2	Level 3
December 28, 2010
Assets:
Assets held for sale(1)	—	—	$3,877
Long-lived assets(2)	—	—	6,531
Total losses recognized for the fiscal year ended December 28, 2010	—	—	2,778

December 29, 2009
Assets:
Assets held for sale(1)	—	—	$2,562
Long-lived assets(2)	—	—	12,311
Total losses recognized for the fiscal year ended December 29, 2009	—	—	$12,639

(1)	Included in prepaid expenses and other current assets on the consolidated balance sheet.

(2)	Included in property, fixtures and equipment, net on the consolidated balance sheet.

For assets that are measured using quoted prices in active markets, fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. The Company invested cash in money market funds and active exchange funds of $1.8 million and $2.8 million as of December 28, 2010 and December 29, 2009, respectively.

Assets held for sale consists of Company Stores that the Company expects to refranchise. Such assets are recorded at the lower of the carrying amount or fair value less cost to sell. Fair value is determined based on the purchase price in the asset purchase agreement.

17. EMPLOYEE BENEFIT PLAN

The Company maintains a voluntary defined contribution plan covering all eligible employees. Eligible employees may elect to defer and contribute a percentage of their compensation to the plan, not to exceed the dollar amount set by law. During fiscal 2010, the Company matched employees’ contributions on a discretionary basis, resulting in a contribution of $0.1 million. In prior years, the Company matched 100% of the first 3%, and 50% for the 4% and 5% of an employees’ contributions resulting in contribution for fiscal 2009 and fiscal 2008 of $0.8 million and $1.1 million, respectively.

18. OTHER COMMITMENTS AND CONTINGENCIES

Litigation Related—The Company records a liability for litigation claims and contingencies when payment is probable and the amount of loss can be reasonably estimated.

Two putative class action lawsuits, brought on behalf of former employees, are pending against the Company. These lawsuits, brought in 2009 and 2010, respectively, allege the Company failed to comply with various California labor laws. In August 2010, after engaging in settlement negotiations, the Company reached

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE FISCAL YEARS ENDED DECEMBER 28, 2010, DECEMBER 29, 2009

AND DECEMBER 30, 2008

settlements for two of the lawsuits, each on a California statewide basis. The settlements have been memorialized and approved by the respective courts. The settlements do not include any admission of wrongdoing by the Company. There is no assurance that the terms of the settlements negotiated between the respective parties will be memorialized into definitive settlement agreements, or that the courts will approve of the settlement terms agreed to among the respective parties. However, the Company has established an accrual based on the expected amount the Company will pay under the settlements. The Company is a defendant in other litigation arising in the normal course of business. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of the Company’s management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations, liquidity or financial condition of the Company.

Other—The Company has purchase obligations with certain suppliers for certain fruits and dairy for various terms typically ranging from one year to five years. The Company has one contract with a supplier for a 15 year term that ends in 2024. These contracts are commitments to purchase a minimum level of fruit and other items used in the production of the Company’s products totaling $116.5 million.

19. RELATED-PARTY TRANSACTIONS

The Company paid $0.2 million and $0.1 million in fiscal 2010 and fiscal 2009, respectively, to Mistral Capital Management, LLC for monitoring fees pursuant to the securities purchase agreement for the sale of its Series B Preferred Stock. Mistral Capital Management, LLC serves as an investment manager to certain funds who hold shares of the Company’s Series B Preferred Stock. Two members of the Company’s Board of Directors, Andrew R. Heyer and Beth L. Bronner, hold positions as general partner and Managing Director, respectively, of Mistral Capital Management, LLC.

Under an agreement with its Florida joint venture, the Company was reimbursed for incurring employee expenses related to managing and operating certain Florida stores. These reimbursements totaled $2.5 million in fiscal 2008. There were no reimbursements after December 2008, when the Company exercised its right to acquire all of the remaining interest in JJC Florida.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE FISCAL YEARS ENDED DECEMBER 28, 2010, DECEMBER 29, 2009

AND DECEMBER 30, 2008

20. UNAUDITED QUARTERLY INFORMATION

(In thousands, except per share amounts)

In accordance with its refranchising initiative, during fiscal 2010 the Company sold 20 stores during the first quarter, 22 stores in the second quarter, 46 stores in the third quarter and 17 stores during the fourth quarter. During fiscal 2009, the Company sold 10 stores during the first quarter, nine stores in the second quarter and eight stores in the fourth quarter. No stores were sold during the third quarter.

	Fiscal Year 2010
(Dollars in thousands, except share and per share amounts)	Sixteen Weeks Ended April 20, 2010	Twelve Weeks Ended July 13, 2010	Twelve Weeks Ended October 5, 2010	Twelve Weeks Ended December 28, 2010
Revenue:
Company stores	$78,470	$72,250	$63,922	$39,849
Franchise and other revenue	1,958	1,823	2,167	2,214

Total revenue	80,428	74,073	66,089	42,063

Costs and operating expenses (income):
Cost of sales	19,113	17,124	15,042	10,028
Labor	27,670	21,424	19,665	16,430
Occupancy	12,963	9,363	8,564	7,671
Store operating	10,962	9,896	9,461	8,039
Depreciation and amortization	4,934	3,490	3,085	3,101
General and administrative	10,877	9,361	8,087	8,937
Impairment of long-lived assets	171	2,121	—	486
Other operating, net	(1,176)	(397)	2,655	(471)

Total costs and operating expenses	85,514	72,382	66,559	54,221

(Loss) Income from operations	(5,086)	1,691	(470)	(12,158)

Other income (expense):
Interest income	24	14	21	14
Interest expense	(177)	(112)	(145)	(113)

Total other expense	(153)	(98)	(124)	(99)

Loss before income taxes	(5,239)	1,593	(594)	(12,257)
Income tax (expense) benefit	(17)	(9)	(174)	41

Net (loss) income	(5,256)	1,584	(768)	(12,216)
Redeemable preferred stock dividends and deemed dividends	(1,803)	(660)	(659)	(955)

Net (loss) income attributable to common stockholders	$(7,059)	$924	$(1,427)	$(13,171)

(Loss) Earnings per share:
Basic	$(0.13)	$0.02	$(0.02)	$(0.21)
Diluted	$(0.13)	$0.02	$(0.02)	$(0.21)

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

FOR THE FISCAL YEARS ENDED DECEMBER 28, 2010, DECEMBER 29, 2009

AND DECEMBER 30, 2008

	Fiscal Year 2009
(Dollars in thousands, except share and per share amounts)	Sixteen Weeks Ended April 21, 2009	Twelve Weeks Ended July 14, 2009	Twelve Weeks Ended October 6, 2009	Twelve Weeks Ended December 29, 2009
Revenue:
Company stores	$87,019	$81,662	$77,493	$49,433
Franchise and other revenue	1,851	1,516	1,498	1,165

Total revenue	88,870	83,178	78,991	50,598

Costs and operating expenses (income):
Cost of sales	21,207	19,309	19,282	12,871
Labor	31,918	25,395	23,612	19,664
Occupancy	13,748	10,145	10,178	9,817
Store operating	9,839	9,811	10,032	9,052
Depreciation and amortization	6,110	4,344	3,943	3,874
General and administrative	11,723	8,185	8,839	8,297
Impairment of long-lived assets	3,026	7,548	532	1,533
Other operating, net	236	158	3	(2,487)

Total costs and operating expenses	97,807	84,895	76,421	62,621

(Loss) Income from operations	(8,937)	(1,717)	2,570	(12,023)

Other income (expense):
Gain on derivative liabilities	165	1,432	—	—
Interest income	334	30	21	19
Interest expense	(1,749)	(4,851)	(320)	15

Total other (expense) income	(1,250)	(3,389)	(299)	34

(Loss) Income before income taxes	(10,187)	(5,106)	2,271	(11,989)
Income tax (expense) benefit	(17)	(17)	495	605

Net (loss) income	(10,204)	(5,123)	2,766	(11,384)
Redeemable preferred stock dividends and deemed dividends	—	(226)	(653)	(981)

Net (loss) income attributable to common stockholders	$(10,204)	$(5,349)	$2,113	$(12,365)

Earnings (Loss) per share:
Basic	$(0.19)	$(0.10)	$0.04	$(0.23)
Diluted	$(0.19)	$(0.10)	$0.04	$(0.23)

During the fourth quarter of fiscal 2010, the Company recorded $3.0 million for jambacards breakage in other operating, net, which included a one-time benefit of approximately $1.5 million to recognize the effect of changes in the escheatment status in certain states. The adjustment included $0.3 million relating to the fourth quarter of fiscal 2010 and $0.2 million for each of the first three quarters of fiscal 2010.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 28, 2010, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 28, 2010. These conclusions were communicated to the Audit Committee.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 28, 2010. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 28, 2010 based on the criteria set forth by COSO in Internal Control—Integrated Framework.

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

Not Applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Jamba, Inc.:

We have audited Jamba, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 28, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Jamba, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jamba, Inc. and subsidiaries as of December 28, 2010 and December 29, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended December 28, 2010, December 29, 2009 and December 30, 2008, and our report dated March 14, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Francisco, California

March 14, 2011

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Directors of the Company is incorporated herein by reference from the Company’s 2011 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2010 fiscal year.

Information regarding the Executive Officers of the Company is contained in Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company’s 2011 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2010 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, information required by Item 12 is incorporated herein by reference from the Company’s 2011 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2010 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference from the Company’s 2011 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2010 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from the Company’s 2011 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2010 fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report:

(1) List of Financial Statements

The following consolidated financial statements are included herein in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets at December 28, 2010 and December 29, 2009;

Consolidated Statements of Operations for the Years Ended December 28, 2010, December 29, 2009 and December 30, 2008;

Consolidated Statements of Stockholders’ Equity for the Years Ended December 28, 2010, December 29, 2009 and December 30, 2008;

Consolidated Statements of Cash Flows for the Years Ended December 28, 2010, December 29, 2009 and December 30, 2008;

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Emeryville, State of California, on the 14th day of March, 2011.

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

Name	Title	Date

/S/ JAMES D. WHITE James D. White	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 14, 2011

/S/ KAREN L. LUEY Karen L. Luey	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2011

/S/ BETH BRONNER Beth Bronner	Director	March 14, 2011

/S/ MICHAEL A. DEPATIE Michael A. Depatie	Director	March 14, 2011

/S/ RICHARD L. FEDERICO Richard L. Federico	Director	March 14, 2011

/S/ ANDREW HEYER Andrew Heyer	Director	March 14, 2011

/S/ LESLEY H. HOWE Lesley H. Howe	Director	March 14, 2011

/S/ MICHAEL SERRUYA Michael Serruya	Director	March 14, 2011

/S/ BRIAN SWETTE Brian Swette	Director	March 14, 2011

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-32552	3.1	December 5, 2006

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company.	8-K	001-32552	3.2	December 5, 2006

3.3	Amended and Restated Bylaws of the Company.	8-K	001-32552	3.3	August 17, 2010

3.4	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock	8-K	001-32552	3.1	October 9, 2008

3.5	Certificate of Designation of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock	8-K	001-32552	3.1	June 16, 2009

4.1	Specimen Common Stock Certificate.	S-1	333-122812	4.2	February 14, 2005

4.2	Rights Agreement, effective as of October 8, 2008 between Jamba, Inc. and Continental Stock Transfer & Trust Company as Rights Agent	8-K	001-32552	4.1	October 9, 2008

4.3	Registration Rights Agreement dated June 16, 2009 between Jamba, Inc., the Investors and North Point.	8-K	001-32552	4.1	June 16, 2009

4.4	Form of Warrant issued to North Point Advisors LLC.	8-K	001-32552	4.2	June 16, 2009

4.5	Amendment No. 1 to the Rights Agreement dated June 16, 2009 between Jamba, Inc. and Continental Stock Transfer & Trust Company as Rights Agent	8-K	001-32552	4.3	June 16, 2009

10.1	Form of Indemnity Agreement entered into between the Company and its directors, officers and certain other employees.	8-K	001-32552	10.1	December 5, 2006

10.2	Form of Distribution Agreement by and between Jamba Juice Company and various suppliers.	8-K	001-32552	10.4	December 5, 2006

10.3	Office Lease for the property located at 6475 Christie Avenue, Emeryville, CA 94608, by and between Jamba Juice Company and Bay Center Office, LLC dated July 28, 2006.	8-K	001-32552	10.5	December 5, 2006

10.4	Amended and Restated 1994 Stock Incentive Plan.**	8-K	001-32552	10.16	December 5, 2006

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.5	2001 Equity Incentive Plan.**	8-K	001-32552	10.17	December 5, 2006

10.6	2006 Employee, Director and Consultant Stock Plan.**	10-K	001-32552	10.18	April 2, 2007

10.7	Form of Incentive Stock Option Agreement under the 2006 Plan.**	8-K	001-32552	10.19	December 5, 2006

10.8	Form of Non-Qualified Stock Option Agreement under the 2006 Plan.**	8-K	001-32552	10.20	December 5, 2006

10.9	Non-employee Director Compensation Policy.**	8-K	001-32552	10.21	December 5, 2006

10.10	Form of Registration Rights Agreement between Services Acquisition Corp. International and investors, as amended.	8-K	001-32552	10.3	March 16, 2006

10.11	Distribution Agreement by and between Jamba Juice Company and Southwest Traders, Inc. dated September 1, 2007*	10-K	001-32552	10.27	March 17, 2008

10.12	Form of Executive Employment Agreement entered into between Jamba Juice Company and each of Karen L. Luey, Thibault de Chatellus, Michael Fox, Steve Adkins, Greg Schwartz and Susan Shields**	8-K	001-32552	10.1	October 14, 2008

10.13	Employment Agreement dated November 17, 2008 between Jamba Juice Company and James White**	8-K	001-32552	10.1	November 17, 2008

10.14	Notice of Grant of Non-Qualified Stock Option and Non-Qualified Stock Option Agreement, Dated December 1, 2008, entered into between Jamba, Inc. and James White.**	10-K	001-32552	10.22	December 1, 2008

10.15	Securities Purchase Agreement dated May 31, 2009 between Jamba, Inc. and the purchasers identified therein (including as exhibits the Form of Certificate of Designation, Form of Registration Rights Agreement and of Amendment No. 1 to Rights Plan.)	8-K	001-32552	10.1	June 2, 2009

10.16	Form of Restricted Stock Unit Award	8-K	001-32552	10.1	November 18, 2009

10.17	Form of Notice of Grant of Restricted Stock Units	8-K	001-32552	10.2	November 18, 2009
10.18	Jamba, Inc. Management Incentive Plan	8-K	001-32552	10.1	December 21, 2010

14.1	Code of Business Conduct and Ethics.	8-K	001-32552	14.1	December 5, 2006

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
21.1	List of Subsidiary.					X

23.1	Consent of Independent Registered Public Accounting Firm–KPMG LLP					X

24	Power of Attorney, included on signature page hereto.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*	This exhibit (or portions thereof) has been filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment. The confidential portions of this exhibit have been omitted and are marked by an asterisk.
**	Management contract, or compensatory plan or arrangement.