Form 10-Q
period 2011-04-19
JAMBA, INC.
filed 2011-05-24
CIK 1316898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 19, 2011

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

The number of shares of common stock of Jamba, Inc. issued and outstanding as of May 18, 2011 was 65,902,094.

JAMBA, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED APRIL 19, 2011

Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I - FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JAMBA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)	April 19, 2011	December 28, 2010
ASSETS
Current assets:
Cash and cash equivalents	$21,161	$29,024
Restricted cash	1,825	1,620
Receivables, net of allowances of $220 and $200	6,761	6,377
Inventories	2,432	2,486
Prepaid rent	1,378	508
Prepaid and refundable income taxes	294	539
Prepaid expenses and other current assets	1,876	5,481

Total current assets	35,727	46,035
Property, fixtures and equipment, net	48,092	49,215
Trademarks and other intangible assets, net	1,217	1,341
Restricted cash	—	205
Deferred income taxes	40	40
Other long-term assets	3,210	3,218

Total assets	$88,286	$100,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,882	$6,851
Accrued compensation and benefits	5,451	6,161
Workers’ compensation and health insurance reserves	944	1,140
Accrued jambacard liability	25,189	29,756
Other accrued expenses	11,487	12,622

Total current liabilities	50,953	56,530
Long-term workers’ compensation and health insurance reserves	—	166
Deferred rent and other long-term liabilities	15,519	15,416

Total liabilities	66,472	72,112

Commitments and contingencies (Note 9)
Series B redeemable preferred stock, $.001 par value, 304,348 shares authorized; 180,289 and 197,485 shares issued and outstanding at April 19, 2011 and December 28, 2010, respectively.	18,881	20,554
Stockholders’ equity:
Common stock, $.001 par value, 150,000,000 shares authorized; 65,842,544 and 63,734,961 shares issued and outstanding at April 19, 2011 and December 28, 2010, respectively	66	64
Additional paid-in capital	367,880	365,817
Accumulated deficit	(365,013)	(358,493)

Total stockholders’ equity	2,933	7,388

Total liabilities and stockholders’ equity	$88,286	$100,054

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	16 Week Period Ended
(In thousands, except share and per share amounts)	April 19, 2011	April 20, 2010
Revenue:
Company stores	$63,203	$78,470
Franchise and other revenue	2,972	1,958

Total revenue	66,175	80,428

Costs and operating expenses:
Cost of sales	15,213	19,113
Labor	21,964	27,670
Occupancy	10,180	12,963
Store operating	9,521	10,962
Depreciation and amortization	3,956	4,934
General and administrative	10,445	10,877
Impairment of long-lived assets	576	171
Other operating, net	647	(1,176)

Total costs and operating expenses	72,502	85,514

Loss from operations	(6,327)	(5,086)

Other expenses, net:
Interest income	—	24
Interest expense	(233)	(177)

Total other expense, net	(233)	(153)

Loss before income taxes	(6,560)	(5,239)
Income tax benefit (expense)	40	(17)

Net loss	(6,520)	(5,256)
Preferred stock dividends and deemed dividends	(827)	(1,803)

Net loss attributable to common stockholders	$(7,347)	$(7,059)

Weighted-average shares used in the computation of loss per share:
Basic	65,219,522	54,117,577
Diluted	65,219,522	54,117,577
Loss per share:
Basic	$(0.11)	$(0.13)
Diluted	$(0.11)	$(0.13)

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
(Dollars in thousands, except share amounts)	Shares	Amount
Balance as of December 29, 2009	52,712,528	$53	$356,320	$(341,837)	$14,536
Share-based compensation expense	—	—	323	—	323
Issuance of common stock pursuant to stock plans	165,833	—	87	—	87
Conversion of preferred stock	6,385,400	7	7,337	—	7,344
Accretion of Series B preferred shares	—	—	(972)	—	(972)
Redeemable preferred stock dividends	—	—	(831)	—	(831)
Net loss	—	—	—	(5,256)	(5,256)

Balance as of April 20, 2010	59,263,761	$60	$362,264	$(347,093)	$15,231

Balance as of December 28, 2010	63,734,961	$64	$365,817	$(358,493)	$7,388
Share-based compensation expense	—	—	235	—	235
Issuance of common stock pursuant to stock plans	387,983	—	680	—	680
Conversion of preferred stock	1,719,600	2	1,975	—	1,977
Accretion of Series B preferred shares	—	—	(305)	—	(305)
Redeemable preferred stock dividends	—	—	(522)	—	(522)
Net loss	—	—	—	(6,520)	(6,520)

Balance as of April 19, 2011	65,842,544	$66	$367,880	$(365,013)	$2,933

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	16 Week Period Ended
(In thousands)	April 19, 2011	April 20, 2010
Cash used in operating activities:
Net loss	$(6,520)	$(5,256)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,956	4,934
Impairment of long-lived assets	576	171
Store lease termination, closure costs and (gain)/loss on disposals	499	(1,924)
Share-based compensation	235	323
Jambacard breakage income and amortization, net	(829)	(651)
Bad debt and inventory reserves	163	95
Deferred rent	18	(46)
Deferred income taxes	—	645
Equity earnings from joint ventures	(41)	(36)
Changes in operating assets and liabilities:
Receivables	280	6,502
Inventories	(103)	652
Prepaid rent	(870)	(904)
Prepaid and refundable taxes	245	(490)
Prepaid expenses and other current assets	(272)	(255)
Other long-term assets	49	60
Restricted cash from operating activities	—	(80)
Accounts payable	1,016	361
Accrued compensation and benefits	(110)	340
Workers’ compensation and health insurance reserves	(362)	(176)
Accrued jambacards liability	(3,739)	(5,249)
Other accrued expenses	(1,833)	228
Deferred franchise revenue and other long-term liabilities	200	(547)

Cash used in operating activities	(7,442)	(1,303)

Cash (used in) provided by investing activities:
Capital expenditures	(3,120)	(2,488)
Proceeds from sale of stores	3,063	5,020

Cash (used in) provided by investing activities	(57)	2,532

Cash used in financing activities:
Proceeds from exercise of stock options	80	93
Preferred stock dividends paid	(424)	(753)
Payment on capital leases	(20)	(91)

Cash used in financing activities	(364)	(751)

Net (decrease) increase in cash and cash equivalents	(7,863)	478
Cash and cash equivalents at beginning of period	29,024	28,757

Cash and cash equivalents at end of period	$21,161	$29,235

Supplemental cash flow information:
Cash paid for interest	$71	$133
Income taxes paid	18	12
Noncash investing and financing activities:
Property, fixtures and equipment in accounts payable	$622	$(641)
Accretion of preferred stock issuance costs	305	972
Conversion of preferred stock	1,977	7,344
Dividend accruals	98	78

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Jamba, Inc., a Delaware corporation, and its wholly-owned subsidiary, Jamba Juice Company (the “Company”) owns and franchises Jamba Juice stores through its wholly-owned subsidiary, Jamba Juice Company. Jamba Juice Company is a leading restaurant retailer of better-for-you beverage and food offerings which include great tasting fruit smoothies, juices and teas, hot oatmeal made with organic steel cut oats, probiotic fruit and yogurt blends, Whirl’ns frozen yogurt, wraps, salads, sandwiches, California Flatbreads, and a variety of baked goods and snacks. Jamba, Inc. was incorporated in January 2005 and went public through an initial public offering later that year. In November 2006, we completed our acquisition of Jamba Juice Company, which first began operations in 1990. As of April 19, 2011, there were 741 locations in the United States consisting of 307 company owned and operated stores (“Company Stores”), 434 franchise stores (“Franchise Stores”) and two international stores.

Unaudited Interim Financial Information—The condensed consolidated balance sheet as of April 19, 2011 and the condensed consolidated statements of operations, stockholders’ equity and cash flows for each of the 16 week periods ended April 19, 2011 and April 20, 2010 have been prepared by the Company, without audit, and have been prepared on the same basis as the Company’s audited consolidated financial statements. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position as of April 19, 2011 and the results of operations and cash flows for the 16 week periods ended April 19, 2011 and April 20, 2010. The condensed consolidated balance sheet as of December 28, 2010 has been derived from the Company’s audited consolidated financial statements. Operating results for the 16 week period ended April 19, 2011 are not necessarily indicative of the results that may be expected for the year ending January 3, 2012. The Company reports its results of operations on a 52-week or 53-week fiscal year, which is comprised of thirteen 4-week periods or twelve 4-week periods and one 5-week period. The first fiscal quarter is 16 weeks, the second and third fiscal quarters each are 12 weeks, and the fourth quarter is 12 or 13 weeks.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 28, 2010 (“2010 Annual Report”).

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

The advertising fund assets, consisting primarily of cash received from the Company and franchisees and accounts receivable from franchisees, can only be used for selected purposes and are considered restricted. The advertising fund liabilities represent the corresponding obligation arising from the receipts of the marketing program. In accordance with ASC Topic 952-605-25, the receipts from the franchisees are recorded as a liability against which specified advertising costs are charged. The Company does not reflect franchisee contributions to the fund in its Consolidated Statements of Operations or Consolidated Statements of Cash Flows. There was no cash balance at April 19, 2011. Advertising fund assets as of December 28, 2010 include cash of $0.3 million recorded in restricted cash. Receivables from franchisees of $1.2 million and $0.5 million were recorded in accounts receivable on the consolidated balance sheet as of April 19, 2011 and December 28, 2010, respectively. Advertising fund liabilities of $1.1 million and $0.9 million were recorded in accounts payable on the consolidated balance sheet as April 19, 2011 and December 28, 2010, respectively.

Comprehensive Income—Comprehensive income is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments from owners and distributions to owners. Comprehensive income (loss) equals net income (loss) for all periods presented.

Earnings (Loss) Per Share—Basic loss per share is computed based on the weighted-average of common shares outstanding during the period. Diluted loss per share is computed based on the weighted-average number of common shares and potentially dilutive securities, which includes preferred stock outstanding, outstanding warrants, outstanding options, outstanding restricted stock unit awards and restricted stock awards granted under the Company’s stock option plans. Anti-dilutive shares of 25.1 million and 35.5 million have been excluded from diluted weighted-average shares outstanding in the 16 week periods ended April 19, 2011 and April 20, 2010, respectively.

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

The number of incremental shares from the assumed exercise of warrants and options was calculated by applying the treasury stock method. The following table summarizes the differences between the basic and diluted weighted-average shares outstanding used to compute diluted earnings (loss) per share:

	16 Week Period Ended
	April 19, 2011	April 20, 2010
Basic weighted-average shares outstanding	65,219,522	54,117,577
Incremental shares from assumed exercise of warrants, options and conversion of Series B Preferred Stock	—	—

Diluted weighted-average shares outstanding	65,219,522	54,117,577

Restricted Cash—The Company held $1.8 million in restricted cash at April 19, 2011 which was classified as a current asset. The Company held $1.8 million in restricted cash at December 28, 2010, of which $1.6 million was classified as a current asset and $0.2 million classified as a long-term asset. Restricted cash represents cash held in money market accounts or certificates of deposits to collateralize the Company’s letters of credit and for the advertising fund.

Recent Accounting Pronouncements

Improving Disclosures about Fair Value Measurements (ASU No. 2010-06)

(Included in ASC 820 “Fair Value Measurements and Disclosures”)

Accounting Standards Update (“ASU”) No. 2010-06 requires new disclosures regarding recurring or nonrecurring fair value measurements. Entities will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and describe the reasons for the transfers. Entities will also be required to provide information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. In addition, entities must provide fair value measurement disclosures for each class of assets and liabilities, and disclosures about the valuation techniques used in determining fair value for Level 2 or Level 3 measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the gross basis reconciliation for the Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the consolidated financial statements. There were no transfers between Level 1 and Level 2 measurements in the fair value hierarchy during the 16 week periods ended April 19, 2011 and April 20, 2010.

2. ASSETS HELD FOR SALE

Assets held for sale consists of Company Stores that the Company expects to refranchise. Such assets are recorded at the lower of the carrying amount or fair value less cost to sell. Fair value is determined based on the purchase price in the asset purchase agreement. Assets are no longer depreciated once classified as held for sale. No assets were held for sale at April 19, 2011. Assets held for sale at December 28, 2010 were $3.9 million and include property, fixtures and equipment recorded in prepaid expenses and other current assets on the consolidated balance sheet.

3. REDEEMABLE PREFERRED STOCK

During Fiscal 2009, the Company issued (i) 170,000 shares of its Series B-1 Convertible Preferred Stock, par value $0.001, (the “Series B-1 Preferred”) to affiliates of Mistral Equity Partners at a price of $115 per share, for an aggregate purchase price of approximately $19.6 million, and (ii) 134,348 shares of its Series B-2 Convertible Preferred Stock, par value $0.001, (the “Series B-2 Preferred”) to CanBa Investments, LLC at a price of $115 per share, for an aggregate purchase price of approximately $15.4 million. The issuance of shares of the Series B-1 and B-2 Preferred Stock (together the “Series B Preferred Stock” or “Preferred Stock”) for $35 million, less approximately $3.1 million in total transaction costs, which includes $2.2 million in transaction fees and $885,000 paid to investors, was completed through a private placement to the purchasers as accredited investors and pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The shares of Preferred Stock and the shares of the Company’s Common Stock issuable upon conversion of the Preferred Stock include legends restricting transfer other than pursuant to an effective registration statement under the Securities Act or in accordance with an exemption from registration. The holders of the Series B Preferred Stock have the right to require the Company to redeem all or a portion of the shares of the Preferred Stock on or after seven years from the date of issuance of the Preferred Stock.

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

During the 16 week period ended April 19, 2011, holders converted 17,196 shares of outstanding Series B-1 Preferred Stock to an aggregate 1,719,600 shares of common stock at the initial conversion price of $1.15 per share. During the 16 week period ended April 19, 2011, the Company paid cash dividends on the Series B Preferred Stock totaling $0.4 million. Accretion related to the Series B Preferred Stock for the 16 week period ended April 19, 2011 was $0.3 million, of which $0.2 million related to shares of Series B Preferred Stock that were converted to common stock during the period.

During the 16 week period ended April 20, 2010, holders converted 19,550 shares of outstanding Series B-1 Preferred Stock and 44,304 shares of outstanding Series B-2 Preferred Stock to an aggregate of 6,385,400 shares of common stock at the initial conversion price of $1.15 per share. During the 16 week period ended April 20, 2010, the Company paid cash dividends on the Series B Preferred Stock totaling $0.8 million. Accretion related to the Series B Preferred Stock for the 16 week period ended April 20, 2010 was $1.0 million, of which $0.8 million related to shares of Series B Preferred Stock that were converted to common stock during the period.

4. SHARE-BASED COMPENSATION

The Company maintains three share-based compensation plans (collectively, the “Plans”). The Company’s 2006 Employee, Director and Consultant Stock Plan (the “2006 Plan”) was approved by the Company’s stockholders on November 28, 2006, and provides for the granting of up to eight million shares of common stock in the form of nonqualified and incentive stock options, stock grants or other share-based awards to employees, nonemployee directors and consultants. An amendment to the 2006 Plan was approved by stockholders on May 20, 2010. In connection with the merger of Jamba, Inc. with Jamba Juice Company on November 28, 2006, the Company assumed the outstanding options under the Jamba Juice Company 1994 Stock Incentive Plan (the “1994 Plan”) and the Jamba Juice Company 2001 Equity Incentive Plan (the “2001 Plan”), both of which provided for the granting of nonqualified and incentive stock options to employees, nonemployee directors and consultants. No additional grants are available under the 2001 Plan and the 1994 Plan. As of April 19, 2011, there remained 2,971,967 shares available for grant under the Company’s 2006 Plan. In December 2008, the Company also granted an option covering an aggregate of 1,500,000 shares of common stock options under an inducement grant made outside of the Company’s existing equity plans. A summary of stock option activity under the Plans as of April 19 2011, and changes during the 16 week period then ended is presented below:

	Number of Options	Weighted- Average Exercise Price
	(in thousands)	(per share)
Options outstanding at December 28, 2010	5,818	$2.60
Options granted	—	2.27
Options exercised	(72)	0.77
Options cancelled	(77)	6.55

Options outstanding at April 19, 2011	5,669	$2.57

Options vested or expected to vest at April 19, 2011	4,933	$2.69

Options exercisable at April 19, 2011	2,946	$3.42

The fair value of options granted was estimated at the date of grant using a Black-Scholes option-pricing model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. The risk-free rate of interest is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. For expected life, we apply the guidance provided by the SEC Staff Accounting Bulletin No. 110. Expected dividends are zero based on a history of not paying cash dividends on the Company’s common stock and as the Company does not intend to pay dividends in the future. Expected volatility is based on a 75/25 blend of historic, daily stock price observations of the Company’s common stock since its inception and historic, daily stock price observations of the Company’s peers during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. As required by authoritative guidance, estimated forfeitures are included as a part of the grant date estimate. The Company uses historical data to estimate expected employee behaviors related to option exercises and forfeitures. Currently there is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models or assumptions, nor is there a means to compare and adjust the estimates to actual values, except for annual adjustments to reflect actual forfeitures.

Share-based compensation expense, which is included in general and administrative expense, was $0.2 million and $0.3 million for the 16 week periods ended April 19, 2011 and April 20, 2010, respectively. There was no income tax benefit related to share based compensation during the 16 week periods ended April 19, 2011 and April 20, 2010.

The following are the weighted-average assumptions used to value option grants:

16 Week Period Ended April 20, 2010
Weighted-average risk-free interest rate	2.42%
Expected life of options (years)	5.00
Expected stock volatility	58.40%
Expected dividend yield	0.00%

No stock options were granted during the 16 week period ended April 19, 2011. The estimated fair value per share of stock options granted during the 16 week period ended April 20, 2010, was $1.05.

5. FAIR VALUE MEASUREMENT

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

The following table presents our financial assets that were accounted for at fair value on a recurring basis as of April 19, 2011 and December 28, 2010 by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
April 19, 2011
Assets:
Cash invested in money market fund(1)	$1,825	$—	$—
December 28, 2010
Assets:
Cash invested in money market fund(2)	$1,825	$—	$—

(1)	$1.8 million included in restricted cash on the consolidated balance sheet at April 19, 2011.
(2)	$1.8 million included in restricted cash on the consolidated balance sheet at December 28, 2010.

The following table presents our assets that were accounted for at fair value on a non-recurring basis and remaining on our Condensed Consolidated Balance Sheets as of April 19, 2011 and December 28, 2010. Total losses include losses recognized from all non-recurring fair value measurements for the 16 week period ended April 19, 2011 and the fiscal year ended December 28, 2010:

	Level 1	Level 2	Level 3
April 19, 2011
Assets:
Long-lived assets(1)	—	—	$6,365
Total losses recognized for the 16 week period ended April 19, 2011	—	—	576

December 28, 2010
Assets:
Assets held for sale(2)	—	—	$3,877
Long-lived assets(1)	—	—	6,531
Total losses recognized for the year ended December 28, 2010	—	—	2,778

(1)	Included in property, fixtures and equipment, net on the consolidated balance sheet.
(2)	Included in prepaid expenses and other current assets on the consolidated balance sheet.

For assets that are measured using quoted prices in active markets, fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. The Company invested cash in money market funds and active exchange funds of $1.8 million as of April 19, 2011 and December 28, 2010.

Assets held for sale consists of Company Stores that the Company expects to refranchise. Such assets were recorded at the lower of the carrying amount or fair value less cost to sell. Fair value was determined based on the purchase price in the asset purchase agreement.

6. IMPAIRMENT OF LONG LIVED ASSETS AND STORE LEASE TERMINATION AND CLOSURE COSTS

Impairment of long-lived assets

The Company reviews its entire store portfolio on a regular basis. The review includes an analysis of each store’s past and present operating performance combined with projected future results. Impairment charges include the write-down of long-lived assets at stores that were assessed for impairment because of management’s intention to close the store or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable. The Company recorded impairment charges of $0.6 million and $0.2 million for the 16 week periods ended April 19, 2011 and April 20, 2010, respectively.

Store lease termination and closure costs

Lease termination costs consist primarily of the costs of future obligations related to closed store locations. Discounted liabilities for future lease costs and the fair value of related subleases of closed locations are recorded when the stores are closed. All other costs related to closed units are expensed as incurred. In assessing the discounted liabilities for future costs of obligations related to closed stores, the Company makes assumptions regarding amounts of future subleases. If these assumptions or their related estimates change in the future, the Company may be required to record additional exit costs or reduce exit costs previously recorded. Exit costs recorded for each of the periods presented include the effect of such changes in estimates. Lease obligations are payable through 2021, less sublease amounts. The charges are noted below.

	16 Week Period Ended
(In thousands)	April 19, 2011	April 20, 2010
Store lease termination costs	$119	$331

A reconciliation of the beginning and ending store lease termination and closure accrual is as follows:

	16 Week Period Ended
(In thousands)	April 19, 2011	April 20, 2010
Balance, beginning of period	$3,016	$2,333
Adjustments	119	331
Lease payments	(994)	(882)

Balance, end of period	$2,141	$1,782

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

The Company has recorded a tax benefit for the 16 week period ended April 19, 2011. The Company’s effective tax rate is 0.6%. The effective tax rate is affected by pretax loss, a change in the valuation allowance related to deductible temporary differences originating during the current year, the release of liability on certain state credits and related interest as the statute has expired and state tax payments made during the quarter.

As of April 19, 2011, there have been no material changes to the Company’s uncertain tax positions disclosure as provided in Note 15 in the Notes to the Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2010.

8. OTHER OPERATING, NET

Other operating, net includes gains or losses recognized in connection with the refranchise of certain Company Stores. During the 16 week period ended April 19, 2011, the Company recognized a loss on sale of refranchised stores of $0.3 million. During the 16 week period ended April 20, 2010, the Company recognized a net gain on sale of 20 stores, pursuant to its refranchising initiative, of $1.9 million.

During the 16 week period ended April 19, 2011, the Company completed its refranchising initiative with the sale of 42 stores in the Chicago/Minnesota and Lake Tahoe markets.

9. COMMITMENTS AND CONTINGENCIES

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

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions.) Forward-looking statements include, but are not limited to, statements concerning projected new store openings, 2011 revenue growth rates, and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive conditions. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2010.

JAMBA, INC. OVERVIEW

Jamba, Inc. is a holding company which owns and franchises Jamba Juice stores through its wholly-owned subsidiary, Jamba Juice Company. Jamba Juice Company is a leading restaurant retailer of better-for-you beverage and food offerings which include great tasting fruit smoothies, juices and teas, hot oatmeal made with organic steel cut oats, probiotic fruit and yogurt blends, Whirl’ns frozen yogurt, wraps, salads, sandwiches, California Flatbreads, and a variety of baked goods and snacks. Jamba, Inc. was incorporated in January 2005 and went public through an initial public offering later that year. In November 2006, we completed our acquisition of Jamba Juice Company, which first began operations in 1990. As of April 19, 2011, there were 741 locations in the United States consisting of 307 company-owned and operated stores (“Company Stores”), 435 franchise stores (“Franchise Stores”) and two international stores.

EXECUTIVE OVERVIEW

Key Overall Strategies

The BLEND Plan represents our multi-year strategic plan to transform Jamba Juice from a made-to-order smoothie company to a healthy, active lifestyle brand. The key strategic priorities of the BLEND Plan include:

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

2011 First Quarter Financial Highlights

•

Net loss was $(6.5) million for the 16 weeks ended April 19, 2011 compared to $(5.3) million for the prior year period. The change in net loss was driven primarily by gain on sale of Company Stores in the first quarter of 2010, pursuant to our refranchising initiative, that did not recur in 2011.

•	Diluted loss per share was $(0.11) per share in the 16 weeks ended April 19, 2011, compared to $(0.13) per share for the prior year period.

•

System-wide comparable store sales increased by 3.1% for the 16 weeks ended April 19, 2011, reflecting growth of 2.2% for Company Stores and growth of 4.1% for Franchise Stores, a non-GAAP financial measure. System–wide comparable store sales, a non-GAAP financial measure, represent the change in year-over-year sales for all Company and Franchise Stores opened for at least 13 full fiscal periods.

•

Total revenue decreased to $66.2 million for the 16 weeks ended April 19, 2011, compared to $80.4 million for the prior year period. The change in total revenue was primarily due to the reduction in the number of Company Stores as a result of our refranchising initiative.

•	Six new Franchise Stores and two new Company Stores were opened and 42 Company Stores were refranchised during the 16 weeks ended April 19, 2011.

2011 First Quarter Business Highlights

Store Sales

As we move to a more franchise-oriented business model, we are focusing more on trends not only for Company Store comparable sales, but also for Franchise Store comparable sales as an indicator of, among other things, continued consumer acceptance. Sales at system-wide Jamba Juice Stores open more than thirteen full fiscal periods increased 3.1% in the quarter reflecting growth of 2.2% for Company Stores and growth of 4.1% for Franchise Stores compared to the prior year period. For Company Stores, this increase reflects our second consecutive quarter of positive Company Store comparable stores sales growth and seven out of eight sequential quarters of Company Store comparable store sales increases.

We continued to expand our beverage and food offerings with the goal of increasing average check and driving incremental sales. During the first quarter, we launched our first ever fruit and vegetable smoothie platform and a probiotic fruit and yogurt blends platform. We also launched a new line of baked goods we believe will help to improve attachment rates. To help support these new offerings, and to help drive sales, we accelerated our marketing and consumer communications.

Franchising and Refranchising

During the first quarter, we completed our refranchising initiative with the sale of 42 Company Stores in the Chicago/Minneapolis and Lake Tahoe markets. The refranchising initiative, which we announced in early 2009, resulted in the sale of an aggregate of 174 Company Stores in approximately 20 refranchising transactions in order to accelerate our transformation to a more franchise-oriented business model.

We intend to grow our retail concept primarily through the development of new Franchise Stores. During the first quarter, we opened six new domestic Franchise Stores, of which one was in a traditional venue, two were in non-traditional venues, and three were Express format franchise locations. In fiscal 2011, we expect our franchisees to open 50-70 traditional, non-traditional and Express format franchise locations.

We believe this transition to a franchise-oriented business model will require less capital investment, improve margins and reduce the volatility of cash flow performance over time. An expected outcome of our franchising effort is that for FY 2011 and the near-term future, total revenue will continue to trend downward as we trade retail sales at Company Stores for royalties and franchise fees to be received from our franchisees in the United States.

During the first quarter, SPC Group, our Korean master developer opened their first Jamba Juice location in South Korea at the Incheon International Airport. We expect SPC to open two to three additional stores in Korea by the end of the second quarter. Following the close of the quarter, the Company signed a master development agreement with Max’s Group of Companies, a well-established restaurant and franchise operator, for the development of 40 Jamba Juice locations in the Philippines over the next 10 years. We also signed a master development agreement with Canada Juice Corp, the principals of which are world leaders in the frozen yogurt category, for the development of 80 Jamba Juice locations in Canada over the next 10 years. We believe the expansion of Jamba Juice stores into international markets represents a significant growth opportunity for us.

Store-level Margins

During the first quarter, our Company Store-level margins increased as compared to the prior year period primarily due to improved cost of sales and labor efficiencies achieved through a smaller, more geographically concentrated and better performing Company Store base as a result of the refranchising initiative. In addition, as a result of our positive Company Store comparable sales, we started to leverage our fixed occupancy costs.

Consumer Products

Our consumer products platform represents an important growth opportunity for us. With the official launch of the Jamba-O.N.E. coconut water fruit juices, which will begin distribution on May 24, 2011, our licensees have successfully commercialized all nine of their Jamba licensed product lines, with over 30 individual products on shelves in retail outlets across all 50 states, totaling over 20,000 points of retail distribution. The availability of these products in retail distribution helps increase brand awareness and generates royalty revenue.

RESULTS OF OPERATIONS — 16 WEEK PERIOD ENDED APRIL 19, 2011 AS COMPARED TO 16 WEEK PERIOD ENDED APRIL 20, 2010 (UNAUDITED)

	16 Week Period Ended
(In thousands)	April 19, 2011	% (1)	April 20, 2010	% (1)
Revenue:
Company stores	$63,203	95.5%	$78,470	97.6%
Franchise and other revenue	2,972	4.5%	1,958	2.4%

Total revenue	66,175	100.0%	80,428	100.0%

Costs and operating expenses:
Cost of sales	15,213	24.1%	19,113	24.4%
Labor	21,964	34.8%	27,670	35.3%
Occupancy	10,180	16.1%	12,963	16.5%
Store operating	9,521	15.1%	10,962	14.0%
Depreciation and amortization	3,956	6.0%	4,934	6.1%
General and administrative	10,445	15.7%	10,877	13.5%
Impairment of long-lived assets	576	0.9%	171	0.2%
Other operating, net	647	0.9%	(1,176)	(1.4)%

Total costs and operating expenses	72,502	109.5%	85,514	106.3%

Loss from operations	(6,327)	(9.5)%	(5,086)	(6.3)%

Other expense, net:
Interest income	—	0.0%	24	0.0%
Interest expense	(233)	(0.4)%	(177)	(0.2)%

Total other expense, net	(233)	(0.4)%	(153)	(0.2)%

Loss before income taxes	(6,560)	(9.9)%	(5,239)	(6.5)%
Income tax benefit (expense)	40	0.0%	(17)	0.0%

Net loss	(6,520)	(9.9)%	(5,256)	(6.5)%

Preferred stock dividends and deemed dividends	(827)	(1.2)%	(1,803)	(2.2)%

Net loss attributable to common stockholders	$(7,347)	(11.1)%	$(7,059)	(8.7)%

(1)	Cost of sales, labor, occupancy and store operating percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue.

Revenue

(In thousands)

	16 Week Period Ended April 19, 2011	% of Total Revenue	16 Week Period Ended April 20, 2010	% of Total Revenue
Revenue:
Company Stores	$63,203	95.5%	$78,470	97.6%
Franchise and other revenue	2,972	4.5%	1,958	2.4%

Total revenue	$66,175	100.0%	$80,428	100.0%

Total revenue is comprised of revenue from Company Stores, franchise royalties and fees, and consumer products licensing revenue.

Total revenue for the 16 week period ended April 19, 2011 was $66.2 million, a decrease of $14.2 million, or 17.7%, compared to $80.4 million for the 16 week period ended April 20, 2010.

Company Store revenue

Company Store revenue for the 16 week period ended April 19, 2011 was $63.2 million, a decrease of $15.3 million, or 19.5%, compared to Company Store revenue of $78.5 million for the 16 week period ended April 20, 2010. The decrease in Company Store Revenue was due primarily to a net decrease of 151 Company Stores operating since the prior year period, which includes opening two new Company Stores, closing 26 Company Stores and refranchising 127 Company Stores in connection with our refranchising initiative partially offset by the increase in same-store sales as illustrated by the following table:

Company Store Decrease in Revenue (in 000’s)
First quarter 2011 vs. First quarter 2010
Reduction in number of Company Stores, net	$(16,591)
Company Same-store sales increase	1,324

Total change in Company Store Revenue	$(15,267)

Company Same-store sales increased $1.3 million for the 16 week period ended April 19, 2011, or 2.2%, attributable to an increase of 3.8% in average check partially offset by a decrease of 1.6% in transaction count as compared to the same period in the prior year. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least 13 full fiscal periods. As of April 19, 2011, approximately 99% of our Company Stores had been open for at least 13 full fiscal periods.

Franchise and other revenue

Franchise and other revenue for the 16 week period ended April 19, 2011 was $3.0 million, an increase of $1.0 million, or 51.8% compared to franchise and other revenue of $2.0 million for the 16 week period ended April 20, 2010. The increase in Franchise and other revenue was due primarily to a net increase in Franchise Stores and in sales generated under our license agreements since the same period in the prior year.

The number of Franchise Stores as of April 19, 2011 and April 20, 2010 was 435 and 287, respectively.

Cost of Sales

Cost of sales is mostly comprised of fruit, dairy, and other products used to make smoothies and juices, paper products, costs related to managing our procurement program and vendor rebates. Cost of sales for the 16 week period ended April 19, 2011 was $15.2 million, a decrease of $3.9 million, or 20.4%, compared to $19.1 million for the 16 week period ended April 20, 2010. Our refranchising initiative has resulted in a decrease in Company Stores and the related costs and expenses to operate, manage, and support these refranchised Company Stores. As a percentage of Company Store revenue, costs of sales decreased to 24.1% for the 16 week period ended April 19, 2011, compared to 24.4% for the 16 week period ended April 20, 2010. The decrease of cost of sales as a percentage of Company Store revenue was primarily due to a net favorable product mix shift. Vendor rebates offset the costs of managing our procurement program.

Labor

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. Labor costs for the 16 week period ended April 19, 2011 were $22.0 million, a decrease of $5.7 million, or 20.6%, compared to $27.7 million for the 16 week period ended April 20, 2010. Our refranchising initiative has resulted in a decrease in Company Stores and the related costs and expenses to operate, manage, and support these refranchised Company Stores. As a percentage of Company Store revenue, labor costs decreased to 34.8% for the 16 week period ended April 19, 2011, compared to 35.3% for the 16 week period ended April 20, 2010. The decrease of labor costs as a percentage of Company Store revenue was primarily due to labor efficiencies, improved sales volumes and more effective wage management achieved through a smaller, more geographically concentrated and better performing Company Store base as a result of the refranchising initiative (approximately 1.5%), partially offset by increased California payroll tax rates and workers compensation rates (approximately 0.9%).

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes, licenses and property insurance for all Company Store locations. Occupancy costs for the 16 week period ended April 19, 2011 were $10.2 million, a decrease of $2.8 million, or 21.5%, compared to $13.0 million for the 16 week period ended April 20, 2010. Our refranchising initiative has resulted in a decrease in Company Stores and the related costs and expenses to operate, manage, and support these refranchised Company Stores. As a percentage of Company Store revenue, occupancy costs decreased to 16.1% for the 16 week period ended April 19, 2011, compared to 16.5% for the 16 week period ended April 20, 2010. The decrease in occupancy costs as a percentage of Company store revenue was primarily due to the impact of leverage as a result of the increase in Company Store comparable sales (approximately 0.4%).

Store Operating

Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses. Total store operating expenses for the 16 week period ended April 19, 2011 were $9.5 million, a decrease of $1.5 million, or 13.6%, compared to $11.0 million for the 16 week period ended April 20, 2010. Our refranchising initiative has resulted in a decrease in Company Stores and the related costs and expenses to operate, manage, and support these refranchised Company Stores. As a percentage of Company Store Revenue, total store operating expenses increased to 15.1% for the 16 week period ended April 19, 2011, compared to 14.0% for the 16 week period ended April 20, 2010. The increase in total store operating expenses as a percentage of Company Store revenue was primarily due to an increase in marketing expense (approximately 0.5%), an increase in support costs related to new operating programs for Company Stores (approximately 0.4%) and increased credit card usage as a percentage of Company Store sales (approximately 0.2%).

Depreciation and Amortization

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. Depreciation and amortization for the 16 week period ended April 19, 2011 was $4.0 million, a decrease of $0.9 million, or 18.3%, compared to $4.9 million for the 16 week period ended April 20, 2010. Our refranchising initiative has resulted in a decrease in Company Stores and related assets, resulting in a reduction in the carrying value of Company Store fixed assets. As a percentage of total revenue, depreciation and amortization decreased to 6.0% for the 16 week period ended April 19, 2011, compared to 6.1% for the 16 week period ended April 20, 2010. The decrease in depreciation and amortization as a percentage of total revenue was primarily due to the impact of leverage as a result of the increase in Company Store comparable sales (approximately 0.1%).

General and Administrative

General and administrative (“G&A”) expenses include costs associated with our corporate headquarters in Emeryville, CA, field supervision, bonuses, outside and contract services, accounting and legal fees, travel and travel-related expenses, share-based compensation and other. Total G&A expenses for the 16 week period ended April 19, 2011 were $10.4 million, a decrease of $0.5 million, or 4.6%, compared to $10.9 million for the 16 week period ended April 20, 2010. As a percentage of total revenue, total G&A expenses increased to 15.7% for the 16 week period ended April 19, 2011 compared to 13.5% for the 16 week period ended April 20, 2010. The decrease of total G&A expenses was primarily due to the decrease in the number of Company Stores as a result of our refranchise initiative and the related costs and expenses to operate, manage and support these refranchised Company Stores (approximately $0.4 million), outside and contract services (approximately $0.2 million), options expense related to lower stock values ($0.1 million), partially offset by travel costs during the quarter (approximately $0.3 million).

Impairment of long-lived assets

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

Impairment of long-lived assets for the 16 week period ended April 19, 2011 was $0.6 million, an increase of $0.4 million, or 200.0%, compared to $0.2 million for the 16 week period ended April 20, 2010. The increase of impairment of long-lived assets was primarily due to impairment on one store opened for less than two years.

Other operating expense, net

Other operating, net consists primarily of gain or loss on disposals, income from jambacard breakage and amortization of jambacard liability. For the 16 week period ended April 19, 2011, other operating, net was $0.6 million of expense, compared to income of $1.2 million for the 16 week period ended April 20, 2010. The increase in expense is primarily due to net gains from store refranchising in 2010 which did not recur in 2011 (approximately $1.9 million).

Interest expense

Interest expense for the 16 week period ended April 19, 2011 was $0.2 million, remaining essentially flat compared to the 16 week period ended April 20, 2010. During the 16 week periods ended April 19, 2011 and April 20, 2010, we paid cash dividends on the Series B Preferred Stock totaling $0.5 million and $0.8 million, respectively.

Income tax expense

We have recorded a tax benefit for the 16 week period ended April 19, 2011. Our effective income tax benefit rate was 0.6% for the 16 week period ended April 19, 2011. The effective tax rate was primarily affected by pretax loss, a change in the valuation allowance related to deductible temporary differences originating during the current year, the release of liability on certain state credits and related interest as the statute has expired and state tax payments made during the quarter.

We recorded income tax expense of 0.4% for the 16 week period ended April 19, 2010. Our prior year tax rate was primarily affected by pretax loss, a change in the valuation allowance related to deductible temporary differences originating during the current year and state tax payments made during the quarter.

KEY FINANCIAL METRICS AND NON-GAAP MEASURES

Management reviews and discusses its operations based on both financial and non-financial metrics. Among the key financial metrics upon which management focuses is reviewing the performance based on the Company’s consolidated GAAP results, including Company Store comparable sales. Management also uses certain supplemental, non-GAAP financial metrics in evaluating financial results, including Franchise Store comparable sales and system-wide comparable sales.

Company Store comparable sales represent the change in year-over-year sales for all Company Stores opened for at least 13 full fiscal periods.

Franchise Store comparable sales, a non-GAAP financial measure, represents the change in year-over-year sales for all Franchise Stores opened for at least 13 full fiscal periods, as reported by franchisees .

System–wide comparable store sales, a non-GAAP financial measure, represents the change in year-over-year sales for all Company and Franchise Stores opened for at least 13 full fiscal periods and are based on sales by both company-owned and franchise-operated stores, as reported by franchisees, which are in the store base.

Company-owned stores that were sold in refranchising transactions are included in the store base for each accounting period of the fiscal quarter in which the store was sold to the extent the sale is consummated at least three days prior to the end of such accounting period, but only for the days such stores have been company-owned. Thereafter, such stores are excluded from the store base until such stores have been franchise-operated for at least one full fiscal period at which point such stores are included in the store base and compared to sales in the comparable period of the prior year. Comparable store sales exclude closed locations.

Management reviews the increase or decrease in Company Store comparable store sales, Franchise Store comparable sales and system-wide comparable sales compared with the same period in the prior year to assess business trends and make certain business decisions. The Company believes that Franchise Store comparable sales and system-wide comparable sales data, non-GAAP, financial measures, are useful in assessing the overall performance of the Jamba brand and, ultimately, the performance of the Company.

The following table sets forth operating data that do not otherwise appear in our consolidated financial statements as of and for the 16 week periods ended April 19, 2011 and April 20, 2010:

	16 Week Period Ended
	April 19, 2011	April 20, 2010
Percentage change in Company Store comparable sales (1)	2.2%	(3.3)%
Percentage change in Franchise Store comparable sales (2)	4.1%	(4.0)%
Percentage change in system-wide comparable sales (2)	3.1%	(3.5)%
Total Company Stores	307	458
Total Franchise Stores	435	287
Total Stores	742	745

(1)	Percentage change in Company Store comparable sales compares the sales of Company Stores during a 16 week period in 2011 to the sales from the same Company Stores for the equivalent period in the prior year. A Company Store is included in this calculation after its thirteenth full fiscal period of operations. Sales from Franchise Stores are not included in the Company Store comparable sales.
(2)	Percentage change in system-wide comparable sales compares the combined sales of Company and Franchise-operated Stores during a 16 week period in 2011 to the combined sales from the same Company and Franchise-operated Stores for the equivalent period in the prior year. A Company or Franchise-operated Store is included in this calculation after its thirteenth full fiscal period of operations.

The following table sets forth certain data relating to Company Stores and Franchise Stores for the periods indicated:

	April 19, 2011	April 20, 2010
Company Stores:
Beginning of period	351	478
Company Stores opened	2	1
Company Stores closed	(4)	(1)
Company Stores sold to franchisees	(42)	(20)

Total Company Stores	307	458

Franchise Stores:
Beginning of period	392	261
Franchise Stores opened	6	7
Franchise Stores closed	(5)	(1)
Franchise Stores purchased from Company	42	20

Total Franchise Stores	435	287

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Summary

The following table summarizes our cash flows for the 16 week period ended April 19, 2011 and April 20, 2010 (in thousands):

	16 Week Period Ended April 19, 2011	16 Week Period Ended April 20, 2010
Net cash used in operating activities	$(7,442)	$(1,303)
Net cash (used in) provided by investing activities	(57)	2,532
Net cash used in financing activities	(364)	(751)

Net (decrease) increase in cash and cash equivalents	(7,863)	478

Operating Activities

Net cash used in operating activities increased by $6.1 million for the 16 week period ended April 19, 2011, compared to the 16 week period ended April 20, 2010 primarily due to a decrease in cash flows related to our jambacard sales (approximately $6.2 million), offset by increased cash flows associated with other working capital combined with the change in net loss adjusted for noncash items (approximately $0.1 million). In the 16 week period ended April 19, 2011 we did not receive any proceeds from Costco, from sales of our jambacard, as compared to the approximately $6.2 million in proceeds in the 16 week period ended April 20, 2010 since we had discontinued the Costco jambacard program in 2010.

The amount of cash used in our operating activities during any particular quarter is highly subject to variations in the seasons, with the first and fourth quarters of the fiscal year encompassing the winter and holiday season when we traditionally generate our lowest revenue, and our second and third quarters of the fiscal year encompassing the warmer seasons where a significant portion of our revenue and cash flows are realized. For more information on seasonality, refer to the section below entitled “Seasonality and Quarterly Results.” We also expect to have increased expenditures during the first and fourth quarters of the fiscal year as we invest in product development, consumer product licensing and international expansion initiatives with the goal to have products released and stores open by mid-year to take advantage of the busier summer months. For example, in the 16 week period ended April 19, 2011, we invested aggressively in marketing to introduce our new beverage offerings, including an innovative probiotic and yogurt blends platform and our new fruit and vegetable platform, as well as to launch our baked goods refresh.

Investing Activities

Net cash used in investing activities increased $2.6 million for the 16 week period ended April 19, 2011, compared to the 16 week period ended April 20, 2010 primarily due to a decrease in proceeds received from the refranchising (approximately $2.0 million) an increase in spending for the purchases of property and equipment (approximately $0.6 million).

In fiscal 2011, we expect capital expenditures to be between $9 million to $10 million depending on our liquidity needs, including investing in technology infrastructure and maintenance capital. We only expect to open up to ten new Company Stores as we focus our growth on franchise development.

Financing Activities

        Net cash used in financing activities decreased $0.4 million for the 16 week period ended April 19, 2011, compared to the 16 week period ended April 20, 2010. The decrease was primarily due to a decrease in preferred stock dividends payments (approximately $0.3 million), due to the conversion of shares of preferred stock to common stock.

Capital Resources

As of April 19, 2011, we had cash and cash equivalents of $21.2 million compared to $29.0 million as of December 28, 2010. Our primary sources of liquidity are the remaining cash on hand, proceeds from the sale of Company Stores as part of our refranchising initiative, which concluded during the quarter, and any cash provided by operating activities. As of April 19, 2011, we held $1.8 million in restricted cash, which represented cash held in money market accounts or certificates of deposit to collateralize our letters of credit. While we have completed our refranchising initiative and do not anticipate further proceeds from the sale of additional Company Stores, we expect that our cash on hand and cash flows provided by operating activities will be sufficient to fund our working capital and general corporate needs, our Series B Preferred Stock dividend payments and our non-discretionary capital expenditures for the foreseeable future. In the future, we may also enter into a credit facility to replace the need to collateralize our letters of credit in order to release our restricted cash or also enter into equipment leasing arrangements as permitted under our Securities Purchase Agreement for our Series B Preferred Stock to the extent such financing is available on favorable terms. The adequacy of our available funds will depend on many factors, including the macroeconomic environment, the operating performance of our Company Stores, the successful expansion of our franchise and licensing programs, the successful rollout and consumer acceptance of our new beverage and food initiatives. Given these factors, our foremost priorities for the near term continue to be preserving and generating cash sufficient to fund our liquidity needs.

Contractual Obligations

There have been no significant changes to our contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 28, 2010, other than obligations with respect to dividends payable in connection with, or payments for redemption of, our outstanding Series B-1 and Series B-2 Preferred Stock. The decreases in the obligations relating to our preferred stock were a result of voluntary conversions of some of the shares of previously outstanding preferred stock into common stock by the holders thereof that occurred after December 28, 2010.

	Payments Due by Period (in 000’s)
	Total	Less Than 1 Year	1-2 Years	3-4 Years	5 or More Years
Series B redeemable preferred stock redemption	$20,733,235	$—	$—	$—	$20,733,235
Dividends for Series B redeemable preferred stock	$8,707,960	$1,658,659	$3,317,318	$3,317,318	$414,665

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no significant changes to the policies and estimates as discussed in our Annual Report on Form 10-K for the year ended December 28, 2010.

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

We are subject to changes in the risk free interest rate in connection with the cash we hold in interest bearing accounts.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 19, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended April 19, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s risk factors are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2010 and have not materially changed.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23 day of May, 2011.

JAMBA, INC.

By:	/S/ JAMES D. WHITE
James D. White
Chairman of the Board, Chief Executive Officer and President

By:	/S/ KAREN L. LUEY
Karen L. Luey
Chief Financial Officer, Chief Administrative Officer and Executive Vice President
(Principal Financial Officer and Chief Accounting Officer)