Form 10-Q
period 2011-07-12
JAMBA, INC.
filed 2011-08-17
CIK 1316898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 12, 2011

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

The number of shares of common stock of Jamba, Inc. issued and outstanding as of August 9, 2011 was 67,065,894

JAMBA, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED JULY 12, 2011

Exhibits
EX-10.2
EX-10.3
EX-10.4
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101

PART I - FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JAMBA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)	July 12, 2011	December 28, 2010
ASSETS
Current assets:
Cash and cash equivalents	$21,944	$29,024
Restricted cash	1,428	1,620
Receivables, net of allowances of $219 and $200	7,300	6,377
Inventories	2,500	2,486
Prepaid rent	1,930	508
Prepaid taxes	181	539
Prepaid expenses and other current assets	1,583	5,481

Total current assets	36,866	46,035
Property, fixtures and equipment, net	47,327	49,215
Trademarks and other intangible assets, net	1,190	1,341
Restricted cash	—	205
Deferred income taxes	40	40
Other long-term assets	3,018	3,218

Total assets	88,441	$100,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,521	$6,851
Accrued compensation and benefits	5,764	6,161
Workers’ compensation and health insurance reserves	1,031	1,140
Accrued jambacard liability	23,959	29,756
Other accrued expenses	11,249	12,622

Total current liabilities	48,524	56,530
Long-term workers’ compensation and health insurance reserves	—	166
Deferred rent and other long-term liabilities	14,171	15,416

Total liabilities	62,695	72,112

Commitments and contingencies (Note 9)
Series B redeemable preferred stock, $.001 par value, 304,348 shares authorized; 173,389 and 197,485 shares issued and outstanding at July 12, 2011 and December 28, 2010 respectively	18,242	20,554
Stockholders’ equity:
Common stock, $.001 par value, 150,000,000 shares authorized; 66,561,976 and 63,734,961 shares issued and outstanding at July 12, 2011 and December 28, 2010, respectively	67	64
Additional paid-in capital	368,517	365,817
Accumulated deficit	(361,080)	(358,493)

Total stockholders’ equity	7,504	7,388

Total liabilities and stockholders’ equity	$88,441	$100,054

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	12 Week Period Ended		28 Week Period Ended
(Dollars in thousands, except share and per share amounts)	July 12, 2011	July 13, 2010	July 12, 2011	July 13, 2010
Revenue:
Company stores	$55,969	$72,250	$119,172	$150,720
Franchise and other revenue	2,886	1,823	5,858	3,781

Total revenue	58,855	74,073	125,030	154,501

Costs and operating expenses:
Cost of sales	12,807	17,124	28,020	36,237
Labor	16,610	21,424	38,574	49,094
Occupancy	6,725	9,363	16,905	22,326
Store operating	7,668	9,896	17,189	20,858
Depreciation and amortization	2,860	3,490	6,816	8,424
General and administrative	8,038	9,361	18,483	20,238
Impairment of long-lived assets	326	2,121	902	2,292
Other operating, net	(68)	(397)	579	(1,573)

Total costs and operating expenses	54,966	72,382	127,468	157,896

Income (loss) from operations	3,889	1,691	(2,438)	(3,395)

Other expense, net:
Interest income	27	14	27	38
Interest expense	(106)	(112)	(339)	(289)

Total other expense, net	(79)	(98)	(312)	(251)

Income (loss) before income taxes	3,810	1,593	(2,750)	(3,646)
Income tax benefit (expense)	123	(9)	163	(26)

Net income (loss)	3,933	1,584	(2,587)	(3,672)

Preferred stock dividends and deemed dividends	(538)	(660)	(1,365)	(2,463)

Net income available (loss attributable) to common stockholders	$3,395	$924	$(3,952)	$(6,135)

Weighted-average shares used in the computation of earnings (loss) per share:
Basic	65,961,425	59,436,905	65,588,218	56,397,289
Diluted	85,436,405	61,309,101	65,588,218	56,397,289
Earnings (loss) per share:
Basic	$0.05	$0.02	$(0.06)	$(0.11)
Diluted	$0.05	$0.02	$(0.06)	$(0.11)

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
(Dollars in thousands, except share amounts)	Shares	Amount
Balance as of December 29, 2009	52,712,528	$53	$356,320	$(341,837)	$14,536
Share-based compensation expense	—	—	686	—	686
Issuance of common stock pursuant to stock plans	184,958	—	103	—	103
Conversion of preferred stock	6,668,500	7	7,685	—	7,692
Accretion of Series B preferred shares	—	—	(1,119)	—	(1,119)
Redeemable preferred stock dividends	—	—	(1,344)	—	(1,344)
Net loss	—	—	—	(3,672)	(3,672)

Balance as of July 13, 2010	59,585,986	$60	$362,331	$(345,509)	$16,882

Balance as of December 28, 2010	63,734,961	$64	$365,817	$(358,493)	$7,388
Share-based compensation expense	—	—	568	—	568
Issuance of common stock pursuant to stock plans	417,415	1	728	—	729
Conversion of preferred stock	2,409,600	2	2,769	—	2,771
Accretion of Series B preferred shares	—	—	(459)	—	(459)
Redeemable preferred stock dividends	—	—	(906)	—	(906)
Net loss	—	—	—	(2,587)	(2,587)

Balance as of July 12, 2011	66,561,976	$67	$368,517	$(361,080)	$7,504

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	28 Week Period Ended
(In thousands)	July 12, 2011	July 13, 2010
Cash (used in) provided by operating activities:
Net loss	$(2,587)	$(3,672)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	6,816	8,424
Impairment of long-lived assets	902	2,292
Store closure costs and gain (loss) on disposals	807	(2,442)
Share-based compensation	568	686
Jambacard breakage income and amortization, net	(1,719)	(1,415)
Bad debt and inventory reserves	333	283
Deferred rent	(884)	(301)
Deferred income taxes	—	645
Equity earnings from joint ventures	(47)	(51)
Changes in operating assets and liabilities:
Receivables	(241)	4,765
Inventories	(359)	320
Prepaid rent	(1,422)	(1,691)
Prepaid and refundable taxes	358	300
Prepaid expenses and other current assets	21	(109)
Trademarks and other intangible assets	(25)	(137)
Restricted cash from operating activities	397	5
Other long-term assets	247	1
Accounts payable	(355)	(272)
Accrued compensation and benefits	217	(360)
Workers’ compensation and health insurance reserves	(275)	(694)
Accrued jambacard liability	(4,078)	(6,715)
Other accrued expenses	(1,716)	3,077
Deferred franchise revenue and other long-term liabilities	(249)	777

Cash (used in) provided by operating activities	(3,266)	3,716

Cash (used in) provided by investing activities:
Capital expenditures	(6,127)	(5,333)
Proceeds from sale of stores	3,063	8,488

Cash (used in) provided by investing activities	(3,064)	3,155

Cash (used in) provided by financing activities:
Proceeds pursuant to stock plans	114	103
Preferred stock dividends paid	(844)	(1,309)
Payment on capital leases	(20)	(159)

Cash used in financing activities	(750)	(1,365)

Net (decrease) increase in cash and cash equivalents	(7,080)	5,506
Cash and cash equivalents at beginning of period	29,024	28,757

Cash and cash equivalents at end of period	$21,944	$34,263

Supplemental cash flow information:
Cash paid for interest	$167	$290
Income taxes paid	28	18
Noncash investing and financing activities:
Property, fixtures and equipment in accounts payable	$302	$(687)
Conversion of preferred stock	2,771	7,692
Accretion of preferred stock issuance costs	459	1,119
Dividend accruals	64	35
Note receivable from sale of stores	—	325

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Jamba, Inc., a Delaware corporation, and its wholly-owned subsidiary, Jamba Juice Company (the “Company”) owns and franchises Jamba Juice stores through its wholly-owned subsidiary, Jamba Juice Company. Jamba Juice Company is a leading restaurant retailer of better-for-you beverage and food offerings which include great tasting fruit smoothies, juices and teas, hot oatmeal made with organic steel cut oats, veggie smoothies, Whirl’ns frozen yogurt, wraps, salads, sandwiches, California Flatbreads, and a variety of baked goods and snacks. Jamba, Inc. was incorporated in January 2005 and went public through an initial public offering later that year. In November 2006, we completed our acquisition of Jamba Juice Company, which first began operations in 1990. As of July 12, 2011, there were 746 locations in the United States consisting of 310 Company owned and operated stores (“Company Stores”) and 436 franchise stores (“Franchise Stores”) and had six international stores.

Unaudited Interim Financial Information—The condensed consolidated balance sheet as of July 12, 2011, the condensed consolidated statements of operations for each of the 12 week and 28 week periods ended July 12, 2011 and July 13, 2010 and the condensed statements of stockholders’ equity and cash flows for the 28 week periods ended July 12, 2011 and July 13, 2010 have been prepared by the Company, without audit, and have been prepared on the same basis as the Company’s audited consolidated financial statements. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position as of July 12, 2011 and the results of operations and cash flows for the 12 week and 28 week periods ended July 12, 2011 and July 13, 2010. The condensed consolidated balance sheet as of December 28, 2010 has been derived from the Company’s audited consolidated financial statements. Operating results for the 12 and 28 week periods ended July 12, 2011 are not necessarily indicative of the results that may be expected for the year ending January 3, 2012. The Company reports its results of operations on a 52-week or 53-week fiscal year, which is comprised of thirteen 4-week periods or twelve 4-week periods and one 5-week period. The first fiscal quarter is 16 weeks, the second and third fiscal quarters each are 12 weeks, and the fourth quarter is 12 or 13 weeks.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 28, 2010. (“2010 Annual Report”).

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

The advertising fund assets, consisting primarily of cash received from the Company and franchisees and accounts receivable from franchisees, can only be used for selected purposes and are considered restricted. The advertising fund liabilities represent the corresponding obligation arising from the receipts of the marketing program. In accordance with ASC Topic 952-605-25, the receipts from the franchisees are recorded as a liability against which specified advertising costs are charged. The Company does not reflect franchisee contributions to the fund in its Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows. Advertising fund assets representing receivables from franchisees of $1.0 million and $0.6 million were recorded in accounts receivable on the consolidated balance sheet as of July 12, 2011 and December 28, 2010, respectively. Advertising fund liabilities of $0.6 million and $0.9 million were recorded in accounts payable on the consolidated balance sheet as of July 12, 2011 and December 28, 2010, respectively.

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

Anti-dilutive shares have been excluded from the calculation of diluted weighted-average shares outstanding. Anti-dilutive shares of 2.3 million and 25.4 million have been excluded from the calculation of diluted weighted-average shares outstanding in the

12 week periods ended July 12, 2011 and July 13, 2010, respectively. Anti-dilutive shares of 24.6 million and 33.3 million have been excluded from the calculation of diluted weighted-average shares outstanding in the 28 week periods ended July 12, 2011 and July 13, 2010, respectively.

For purposes of determining the net income available (loss attributable) to common stockholders used in the computation of earnings (loss) per share, the amount of the income (loss) is increased (decreased) by the preferred stock dividends and deemed dividends. The deemed dividend represents the accretion of the issuance costs and beneficial conversion feature of the Company’s preferred stock. For the 12 week period ended July 12, 2011, the convertible preferred shares are dilutive, therefore the dividends and deemed dividends related to the preferred stock have been added back to the net income available to common stockholders and the number of preferred shares have been included in the diluted earnings per share calculation. For the 28 week period ended July 12, 2011 and the 12 and 28 week periods ended July 13, 2010, the convertible preferred shares are anti-dilutive and the dividends and deemed dividends related to the preferred stock have not been added back to the net income available to common stockholders. Also the number of preferred shares have not been included in the diluted earnings per share calculation.

The number of incremental shares from the assumed exercise of restricted stock awards, warrants and options was calculated by applying the treasury stock method. The “if converted” method was used for the conversion of preferred stock. A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations is as follows (in thousands, except shares):

	12 Week Period Ended		28 Week Period Ended
	July 12, 2011	July 13, 2010	July 12, 2011	July 13, 2010
Net income available (loss attributable) to common stockholders (numerator for basic earnings (loss) per share)	$3,395	$924	$(3,952)	$(6,135)
Preferred stock dividends and deemed dividends	538	—	—	—

Numerator for diluted earnings (loss) per share	$3,933	924	$(3,952)	$(6,135)

Basic weighted-average shares outstanding	65,961,425	59,436,905	65,588,218	56,397,289
Incremental shares from assumed conversion of Series B preferred shares	17,906,936	—	—	—
Incremental shares from assumed exercise of restricted stock awards, warrants and options	1,568,044	1,872,196	—	—

Diluted weighted-average shares outstanding	85,436,405	61,309,101	65,588,218	56,397,289

Restricted Cash—The Company held $1.4 million in restricted cash at July 12, 2011 and was classified as a current asset. The Company held $1.8 million in restricted cash at December 28, 2010, of which $1.6 million was classified as a current asset and $0.2 million was classified as a long-term asset. Restricted cash represents cash held in money market accounts or certificates of deposits to collateralize the Company’s letters of credit.

Recent Accounting Pronouncements

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU No. 2011-04)

(Included in ASC 820 “Fair Value Measurement”)

ASU No. 2011-04 amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the amendment include: (1) for Level 3 fair value measurements, a description of the valuation processes used by the entity and a discussion of the sensitivity of the fair value measurements to changes in unobservable inputs; (2) discussion of the use of a nonfinancial asset that differs from the asset’s highest and best use; and (3) the level of the fair value hierarchy of financial instruments for items that are not measured at fair value but disclosure of fair value is required. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 with early adoption not permitted. The Company will adopt ASU No. 2011-04 in fiscal 2012 and does not anticipate any material impact on the Company’s consolidated financial statements.

Presentation of Comprehensive Income (ASU No. 2011-05)

(Included in ASC 220 “Comprehensive Income”)

ASU No. 2011-05 amends existing guidance to allow only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive financial statements consisting of an income statement followed by a statement of other comprehensive income. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. The Company will adopt ASU No. 2011-05 in fiscal 2012 and does not anticipate any material impact on the Company’s consolidated financial statements.

2. ASSETS HELD FOR SALE

Assets held for sale consists of Company Stores that the Company expects to refranchise. Such assets are recorded at the lower of the carrying amount or fair value less cost to sell. Fair value is determined based on the purchase price in the asset purchase agreement. Assets are no longer depreciated once classified as held for sale. Assets held for sale of $0.0 million and $3.9 million as of July 12, 2011 and December 28, 2010, respectively, include property, fixtures and equipment and are included in prepaid expenses and other current assets on the Company’s balance sheet.

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

During the 12 week period ended July 12, 2011, holders converted 4,900 shares of outstanding Series B-1 Preferred Stock and 2,000 shares of outstanding Series B-2 Preferred Stock to an aggregate of 690,000 shares of common stock at the initial conversion price of $1.15 per share. During the 28 week period ended July 12, 2011, holders converted 18,400 shares of outstanding Series B-1 Preferred Stock and 5,696 shares of outstanding Series B-2 Preferred Stock to an aggregate of 2,409,600 shares of common stock at the initial conversion price of $1.15 per share. During the 12 and 28 week period ended July 12, 2011, the Company paid cash dividends on the Series B Preferred Stock totaling $0.4 million and $0.8 million, respectively. Accretion related to the Series B Preferred Stock for the 12 and 28 week periods ended July 12, 2011 was $0.2 million and $0.5 million, respectively.

During the 12 week period ended July 13, 2010, holders converted 1,630 shares of outstanding Series B-1 Preferred Stock and 1,401 shares of outstanding Series B-2 Preferred Stock to an aggregate 303,100 shares of common stock at the initial conversion price of $1.15 per share. During the 28 week period ended July 13, 2010, holders converted 21,180 shares of outstanding Series B-1 Preferred Stock and 45,705 shares of outstanding Series B-2 Preferred Stock to an aggregate 6,688,500 shares of common stock at the initial conversion price of $1.15 per share. During the 12 and 28 week period ended July 13, 2010, the Company paid cash dividends on the Series B Preferred Stock totaling $0.5 million and $1.3 million, respectively. Accretion related to the Series B Preferred Stock for the 12 and 28 week periods ended July 13, 2010 was $0.1 million and $1.1 million, respectively.

4. SHARE-BASED COMPENSATION

The Company maintains three share-based compensation plans (collectively, the “Plans”). The Company’s Amended and Restated 2006 Employee, Director and Consultant Stock Plan, as amended (the “2006 Plan”) was approved by the Company’s stockholders on November 28, 2006, and provides for the granting of up to eight million shares of common stock in the form of nonqualified and incentive stock options, stock grants or other share-based awards to employees, nonemployee directors and consultants. The amendment and restatement to the 2006 Plan was approved by stockholders on May 20, 2010. In connection with the merger of Jamba, Inc. with Jamba Juice Company on November 28, 2006, the Company assumed the outstanding options under the Jamba Juice Company 1994 Stock Incentive Plan (the “1994 Plan”) and the Jamba Juice Company 2001 Equity Incentive Plan (the “2001 Plan”), both of which provided for the granting of nonqualified and incentive stock options to employees, nonemployee directors and consultants. No additional grants are available under the 2001 Plan and the 1994 Plan. As of July 12, 2011, there remained 3,102,672 shares available for grant under the Company’s 2006 Plan. In December 2008, the Company also granted an option covering an aggregate of 1,500,000 shares of common stock under an inducement grant made outside of the Company’s existing equity plans. A summary of stock option activity under the Plans as of July 12, 2011, and changes during the 28 week period then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(per share)	(in thousands)
Options outstanding at December 28, 2010	5,818	$2.60
Options granted	283	2.31
Options exercised	(76)	0.80
Options cancelled	(504)	4.40

Options outstanding at July 12, 2011	5,521	$2.43	$3,611

Options vested or expected to vest at July 12, 2011	4,847	$2.51	$3,381

Options exercisable at July 12, 2011	2,695	$3.33	$1,888

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

Share-based compensation expense, which is included in general and administrative expense, was $0.3 million and $0.4 million for the 12 week periods ended July 12, 2011 and July 13, 2010, respectively. Share-based compensation expense was $0.6 million and $0.7 million for the 28 week periods ended July 12, 2011 and July 13, 2010, respectively. At July 12, 2011, non-vested share-based compensation for stock options and restricted stock awards, net of forfeitures totaled $0.9 million. This expense will be recognized over the remaining weighted average vesting period. There was no income tax benefit related to share-based compensation expense during the 12 and 28 week periods ended July 12, 2011 and July 13, 2010.

The following are the weighted-average assumptions used to value option grants for the 12 and 28 week periods ended July 12, 2011, and July 13, 2010:

	12 Week Period Ended		28 Week Period Ended
	July 12, 2011	July 13, 2010	July 12, 2011	July 13, 2010
Weighted-average risk-free interest rate	1.79%	2.07%	1.79%	2.07%
Expected life of options (years)	6.25	6.25	6.25	6.22
Expected stock volatility	63.9%	65.5%	63.9%	65.4%
Expected dividend yield	0%	0%	0%	0%

The estimated fair value per share of stock options granted during the 12 week periods ended July 12, 2011 and July 13, 2010, was $2.31 and $1.46, respectively. The estimated fair value per share of stock options granted during the 28 week periods ended July 12, 2011 and July 13, 2010, was $2.31 and $1.45, respectively.

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

The following table presents our financial assets that were accounted for at fair value on a recurring basis as of July 12, 2011 and December 28, 2011 by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
July 12, 2011
Assets:
Cash invested in money market fund(1)	$1,428	$—	$—
December 28, 2010
Assets:
Cash invested in money market fund(2)	$1,825	$—	$—

(1)	$1.4 million included in restricted cash on the consolidated balance sheet at July 12, 2011.
(2)	$1.8 million included in restricted cash on the consolidated balance sheet at December 28, 2010.

The following table presents our assets that were accounted for at fair value on a non-recurring basis and remaining on our Condensed Consolidated Balance Sheets as of July 12, 2011 and December 28, 2010. Total losses include losses recognized from all non-recurring fair value measurements for the 12 and 28 week periods ended July 12, 2011 and July 13, 2010:

	Level 1	Level 2	Level 3
July 12, 2011
Assets:
Long-lived assets(2)	—	—	$5,733
Total losses recognized for all non-recurring fair value measures for the 12 week period ended July 12, 2011	—	—	326
Total losses recognized for all non-recurring fair value measures for the 28 week period ended July 12, 2011	—	—	902

December 28, 2010
Assets:
Assets held for sale(1)	—	—	$3,877
Long-lived assets(2)	—	—	6,531

Total losses recognized for all non-recurring fair value measures for the 12 week period ended July 13, 2010	—	—	2,121
Total losses recognized for all non-recurring fair value measures for the 28 week period ended July 13, 2010	—	—	2,292

(1)	Included in prepaid expenses and other current assets on the consolidated balance sheet.
(2)	Included in property, fixtures and equipment, net on the consolidated balance sheet.

For assets that are measured using quoted prices in active markets, fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. We had cash invested in money market funds and active exchange funds of $1.4 million and $1.8 million as of July 12, 2011 and December 28, 2010, respectively.

Assets held for sale consists of Company Stores that the Company expects to refranchise. Such assets are recorded at the lower of the carrying amount or fair value less cost to sell. Fair value is determined based on the purchase price in the asset purchase agreement.

6. IMPAIRMENT OF LONG LIVED ASSETS AND STORE LEASE TERMINATION AND CLOSURE COSTS

Impairment of long-lived assets

The Company reviews its entire portfolio on a regular basis. The review includes an analysis of each store’s past and present operating performance combined with projected future results. Impairment charges include the write-down of long-lived assets at stores that were assessed for impairment because of management’s intention to close the store or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable. The Company recorded impairment charges of $0.3 million and $2.1 million for the 12 week periods ended July 12, 2011 and July 13, 2010, respectively. Impairment charges of $0.9 million and $2.3 million were recorded for the 28 week periods ended July 12, 2011 and July 13, 2010, respectively.

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

(In thousands)	12 Week Period Ended		28 Week Period Ended
	July 12, 2011	July 13, 2010	July 12, 2011	July 13, 2010
Store lease termination and closure costs	$106	$391	$226	$721

A reconciliation of the beginning and ending store lease termination and closure accrual is as follows:

(In thousands)	12 Week Period Ended		28 Week Period Ended
	July 12, 2011	July 13, 2010	July 12, 2011	July 13, 2010
Balance, beginning of period	$2,141	$1,782	$3,016	$2,333
Adjustments	106	391	226	721
Payments	(1,103)	(443)	(2,098)	(1,324)

Balance, end of period	$1,144	$1,730	$1,144	$1,730

7. INCOME TAXES

At the end of each interim period, the Company calculates an estimated annual effective tax rate based on the Company’s best estimate of the tax expense (benefit) that will be provided for the full year. The income tax expense (benefit) for the period is a result of applying the estimated annual effective tax rate to the period’s actual pre-tax income (loss) and adjusting for discrete tax items.

A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has concluded that it is not more likely than not that the deferred tax assets will be realized and a full valuation allowance has been maintained against the Company’s net deferred tax assets.

During the 12 and 28 week periods ended July 12, 2011, stock options related to certain former employees were cancelled. Once the requisite service has been provided, the prior book expense is not reversed. However, because a tax deduction will no longer be realized, there is no longer a temporary difference. The deferred income tax asset and related valuation allowance for these stock options at December 28, 2010 were adjusted during the 12 and 28 week periods ended July 12, 2011.

The Company’s effective tax rate for the 12 and 28 week periods ended July 12, 2011 were 3.2% and 5.9%, respectively. The effective tax rates were affected by pretax income or loss, a change in the valuation allowance related to deductible temporary differences originating during the current year, the release of certain unrecognized tax benefits related to state tax credits and related interests as the statutes have expired.

As of July 12, 2011, there have been no material changes to the Company’s uncertain tax positions disclosure as provided in Note 15 in the Notes to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 28, 2010.

8. OTHER OPERATING, NET

Other operating, net includes gains or losses recognized in connection with the refranchise of certain Company Stores. During the 12 and 28 week periods ended July 12, 2011, the Company recognized a net loss on sale of fixed assets of refranchised stores of $0 and $0.3 million, respectively. During the 12 and 28 week period ended July 13, 2010, the Company recognized a net gain on the sale of refranchised stores of $1.0 million and $3.2 million, respectively.

During the first fiscal quarter of 2011, the Company completed its refranchising initiative with the sale of 42 stores in the Chicago/Minnesota and Lake Tahoe markets.

9. COMMITMENTS AND CONTINGENCIES

The Company is a defendant in litigation arising in the normal course of business. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of the Company’s management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations, liquidity or financial condition of the Company.

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

JAMBA, INC. OVERVIEW

Jamba, Inc. is a holding company which owns and franchises Jamba Juice stores through its wholly-owned subsidiary, Jamba Juice Company. Jamba Juice Company is a leading restaurant retailer of better-for-you beverage and food offerings which include great tasting fruit smoothies, juices and teas, hot oatmeal made with organic steel cut oats, veggie smoothies, Whirl’ns frozen yogurt, wraps, salads, sandwiches, California Flatbreads, and a variety of baked goods and snacks. Jamba, Inc. was incorporated in January 2005 and went public through an initial public offering later that year. In November 2006, we completed our acquisition of Jamba Juice Company, which first began operations in 1990. As of July 12, 2011, there were 746 locations in the United States consisting of 310 company-owned and operated stores (“Company Stores”) and 436 franchise stores (“Franchise Stores”) and had six international stores.

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

2011 Second Quarter Financial Highlights

•

Net income was $3.9 million for the 12 weeks ended July 12, 2011 compared to $1.6 million for the prior year period. The increase in net income represents a 148% improvement and was driven primarily by:

•	A decrease in company store expenses as a percent of company store revenue of approximately 1.8%

•	An increase in franchise and license revenue of $1.1 million

•	Decreases in charges for impairment and general and administration expenses

•	Diluted earnings per share was $0.05 for the 12 weeks ended July 12, 2011, compared to $0.02 for the prior year period.

•

System-wide comparable store sales increased by 2.9% for the 12 weeks ended July 12, 2011, reflecting growth of 4.3% for Company Stores and growth of 1.4% for Franchise Stores. System–wide comparable store sales, a non-GAAP financial measure, represent the change in year-over-year sales for all Company and Franchise Stores opened for at least 13 full fiscal periods.

•

Total revenue decreased to $58.9 million for the 12 weeks ended July 12, 2011, compared to $74.1 million for the prior year period. The change in total revenue was primarily due to the reduction in the number of Company Stores as a result of our refranchising initiative

•	During the 12 weeks ended July 12, 2011, three new domestic Franchise Stores, five new Company Stores, and four new international stores were opened.

2011 Second Quarter Business Highlights

Store Sales

Sales at system-wide Jamba Juice Stores opened more than thirteen full fiscal periods increased 2.9% in the quarter, reflecting growth of 4.3% for Company Stores and growth of 1.4% for Franchise Stores compared to the prior year period. For Company Stores, this increase reflects our third consecutive quarter of positive Company Store comparable stores sales growth and eight out of nine sequential quarters of Company Store comparable store sales increases. The change in Company Store comparable sales in the second quarter was largely attributable to an average ticket increase related to a price increase and more effective promotional initiatives.

We continue to expand our beverage and food offerings with the goal of driving sales by increasing average check, traffic, and attachment rates. During the quarter, we launched our Fruit Refreshers with coconut water, our new natural hydrating beverage platform in three flavors. We introduced Fruit Refreshers leading into the hot summer months as an alternative for the customer seeking a natural way to stay hydrated. In our Company Stores, we expanded Whirl’ns Frozen Yogurt, our all-natural, fruit-based frozen yogurt line in nine signature flavors, to an additional 100 stores in Southern California during the quarter. We believe the Whirl’ns Frozen Yogurt will improve afternoon and evening day-part sales. During the quarter we also introduced a breakfast wrap platform system-wide to complement our recently introduced baked goods line with the goal of increasing morning day-part sales.

Despite a continuing challenging economy, we believe these efforts, our more relevant and focused marketing promotions and consumer communications program, and our enhanced customer satisfaction initiatives will continue to drive sales improvements across the system.

Franchising

During the second quarter, we opened three new domestic Franchise Stores, consisting of one traditional venue and two non-traditional venues. Since the completion of our refranchising program during the first quarter of fiscal 2011, our system has approximately 58% franchise and approximately 42% Company-owned stores as of the end of the second quarter. We will continue to pursue our strategy of growing our retail concept primarily through our less capital intensive, asset light franchise model. We expect to open 50-70 stores in fiscal 2011 primarily through franchises. The actual number of openings may differ from our expectations due to various factors, including economic conditions and franchisee access to capital.

We believe a more heavily franchised business model would require less capital investment and reduce the volatility of cash flow performance over time. An expected outcome of our franchising effort is that for fiscal 2011 and the near-term future, total revenue will continue to trend downward as we trade retail sales at Company Stores for royalties and franchise fees to be received from our franchisees in the United States.

Our international franchise development represents a significant growth opportunity for us. Our Korean master developer opened four new Jamba Juice locations in South Korea, bringing their total number of stores to five. Also during the second quarter, we announced a new master development agreement with Max’s Group of Companies to develop 40 Jamba Juice locations in the Philippines over the next 10 years, with the first one scheduled to open in late 2011. In addition, we signed a master development agreement with Canadian Juice Corp. to develop 80 stores across Canada over the next 10 years, with the first one scheduled to open in late 2011. We continue to actively pursue international development opportunities.

Store-level Margins

During the second quarter, our Company Store-level margins increased as compared to the prior year period primarily due to increased focus on labor and store operating expense initiatives, gained leverage in our fixed costs as a result of our increased comparable store sales, and improved cost of sales. While we have locked in pricing for several major commodity contracts for the remainder of 2011, we expect price increases in areas such as dairy, fuel and apple and pear juice to put pressure on our costs of sales. Accordingly, we continue to focus on cost savings initiatives to help mitigate these anticipated price increases.

Consumer Products

During the second quarter, we focused on helping our nine licensees in accelerating the commercialization of their existing products. With over 30 individual Jamba products on shelves in retail outlets across all 50 states, totaling approximately

25,000 points of retail distribution, we are generating increasing levels of royalty revenue as well as increasing brand awareness. We believe the Jamba consumer products licensing program represents a strategic growth opportunity for us, and we intend to actively pursue additional licensing opportunities.

RESULTS OF OPERATIONS — 12 WEEK PERIOD ENDED JULY 12, 2011 AS COMPARED TO 12 WEEK PERIOD ENDED JULY 13, 2010 (UNAUDITED)

	12 Week Period Ended
(In thousands)	July 12, 2011	% (1)	July 13, 2010	% (1)
Revenue:
Company stores	$55,969	95.1%	$72,250	97.5%
Franchise and other revenue	2,886	4.9%	1,823	2.5%

Total revenue	58,855	100.0%	74,073	100.0%

Costs and operating expenses:
Cost of sales	12,807	22.9%	17,124	23.7%
Labor	16,610	29.7%	21,424	29.7%
Occupancy	6,725	12.0%	9,363	13.0%
Store operating	7,668	13.7%	9,896	13.7%
Depreciation and amortization	2,860	4.9%	3,490	4.7%
General and administrative	8,038	13.7%	9,361	12.6%
Impairment of long-lived assets	326	0.6%	2,121	2.9%
Other operating, net	(68)	(0.1)%	(397)	(0.5)%

Total costs and operating expenses	54,966	93.4%	72,382	97.7%

Income from operations	3,889	6.6%	1,691	2.3%

Other expense, net:
Interest income	27	0.0%	14	0.0%
Interest expense	(106)	(0.1)%	(112)	(0.2)%

Total other expense, net	(79)	(0.1)%	(98)	(0.2)%

Income before income taxes	3,810	6.5%	1,593	2.1%
Income tax benefit (expense)	123	0.2%	(9)	0.0%

Net income	3,933	6.7%	1,584	2.1%

Preferred stock dividends and deemed dividends	(538)	(0.9)%	(660)	(0.9)%

Net income available to common stockholders	$3,395	5.8%	$924	1.2%

(1)	Cost of sales, labor, occupancy and store operating percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue.

Revenue

(in 000’s)

	12 Week Period Ended July 12, 2011	% of Total Revenue	12 Week Period Ended July 13, 2010	% of Total Revenue
Revenue:
Company stores	$55,969	95.1%	$72,250	97.5%
Franchise and other revenue	2,886	4.9%	1,823	2.5%

Total revenue	$58,855	100.0%	$74,073	100.0%

Total revenue is comprised of revenue from Company Stores, franchise royalties and fees and consumer products licensing revenue.

Total revenue for the 12 week period ended July 12, 2011 was $58.9 million, a decrease of $15.2 million or 20.5%, compared to $74.1 million for the 12 week period ended July 13, 2010.

Company Store revenue

Company Store revenue for the 12 week period ended July 12, 2011 was $56.0 million, a decrease of $16.3 million, or 22.5%, compared to Company Store revenue of $72.3 million for the 12 week period ended July 13, 2010. The decrease in Company Store Revenue was due primarily to a net decrease of 122 Company Stores operating since the prior year period, which includes opening seven new Company Stores, closing 24 Company Stores and refranchising 105 Company Stores in connection with our refranchising initiative partially offset by the increase in comparable store sales as illustrated by the following table:

Company Store Decrease in Revenue (in 000’s)
Second quarter 2011 vs. Second quarter 2010
Reduction in number of Company Stores, net	$(18,540)
Company Store comparable sales increase	2,259

Total change in Company Store Revenue	$(16,281)

Company Store comparable sales increased $2.3 million for the 12 week period ended July 12, 2011, or 4.3%. Average check improved 6.0%, reflecting a price increase and improved promotional initiatives compared to the 12 week period ended July 13, 2010. This improvement was partially offset by 1.7% fewer transactions compared to the same prior year period. The second quarter in 2011 was more effectively promoted than the same period in 2010. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least 13 full fiscal periods. As of July 12, 2011, approximately 98% of our Company Stores had been open for at least 13 full fiscal periods.

Franchise and other revenue

Franchise and other revenue for the 12 week period ended July 12, 2011 was $2.9 million, an increase of $1.1 million, or 58.3% compared to franchise and other revenue of $1.8 million for the 12 week period ended July 13, 2010. The increase in Franchise and other revenue was due primarily to a net increase in Franchise Stores and in sales generated under our license and international agreements since the same period in the prior year.

Cost of sales

Cost of sales is mostly comprised of fruit, dairy, and other products used to make smoothies and juices, paper products, costs related to managing our procurement program and vendor rebates. Cost of sales for the 12 week period ended July 12, 2011 was $12.8 million, a decrease of $4.3 million, or 25.2%, compared to $17.1 million for the 12 week period ended July 13, 2010. Our refranchising initiative has resulted in a decrease in Company Stores and the related costs and expenses to operate, manage, and support these refranchised Company Stores. As a percentage of Company Store revenue, costs of sales decreased to 22.9% for the 12 week period ended July 12, 2011, compared to 23.7% for the 12 week period ended July 13, 2010. The decrease of cost of sales as a percentage of Company Store revenue was primarily due to a net favorable sales mix (approximately 1.7%), partially offset by commodity price increases (approximately 0.9%). Vendor rebates offset the costs of managing our procurement program.

Labor

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. Labor costs for the 12 week period ended July 12, 2011 were $16.6 million, a decrease of $4.8 million, or 22.5%, compared to $21.4 million for the 12 week period ended July 13, 2010. Our refranchising initiative has resulted in a decrease in Company Stores and the related costs and expenses to operate, manage, and support these refranchised Company Stores. As a percentage of Company Store revenue, labor costs remained flat at 29.7% for the 12 week period ended July 12, 2011, compared to 29.7% for the 12 week period ended July 13, 2010. The drivers of labor costs as a percentage of Company Store revenue was primarily labor efficiencies, improved sales volumes and more effective wage management achieved through a smaller, more geographically concentrated and better performing Company Store base as a result of the refranchising initiative (approximately 1.4%), offset by increased California payroll tax rates and health and workers compensation costs (approximately 1.4%).

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes, licenses and property insurance for all Company Store locations. Occupancy costs for the 12 week period ended July 12, 2011 were $6.7 million, a decrease of $2.7 million, or 28.2%, compared to $9.4 million for the 12 week period ended July 13, 2010. Our refranchising initiative has resulted in a decrease in Company Stores and the related costs and expenses to operate, manage, and support these refranchised Company Stores. As a percentage of Company Store revenue, occupancy costs decreased to 12.0% for the 12 week period ended July 12, 2011, compared to 13.0% for the 12 week period ended July 13, 2010. The decrease in occupancy costs as a percentage of Company store revenue was primarily due to the impact of leverage as a result of the increase in Company Store comparable sales (approximately 0.5%) and a decrease in common area maintenance costs (approximately 0.3%).

Store operating

Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses. Total store operating expenses for the 12 week period ended July 12, 2011 were $7.7 million, a decrease of $2.2 million, or 22.5% compared to $9.9 million for the 12 week period ended July 13, 2010. Our refranchising initiative has resulted in a decrease in Company Stores and the related costs and expenses to operate, manage, and support these refranchised Company Stores. As a percentage of Company Store Revenue, total store operating expenses remained flat at 13.7% for the 12 week period ended July12, 2011, compared to the 12 week period ended July13, 2010. Total store operating expenses as a percentage of Company Store revenue was primarily affected by a decrease in repairs (approximately 0.2%) and utility costs (approximately 0.2%) partially offset by an increase in marketing expense (approximately 0.3%).

Depreciation and amortization

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. Depreciation and amortization for the 12 week period ended July 12, 2011 was $2.9 million, a decrease of $0.6 million, or 18.1%, compared to $3.5 million for the 12 week period ended July 13, 2010. Our refranchising initiative has resulted in a decrease in Company Stores and related assets, resulting in a reduction in the carrying value of Company Store fixed assets. As a percentage of total revenue, depreciation and amortization increased to 4.9% for the 12 week period ended July 12, 2011, compared to 4.7% for the 12 week period ended July 13, 2010. The increase in depreciation and amortization as a percentage of total revenue was primarily due to the impact of investments in technology infrastructure (approximately 0.2%) and new Company stores (approximately 0.3%), partially offset by leverage as a result of the increase in Company Store comparable sales (approximately 0.3%).

General and administrative

General and administrative (“G&A”) expenses include costs associated with our corporate headquarters in Emeryville, CA, field supervision, bonuses, outside and contract services, accounting and legal fees, travel and travel-related expenses, share-based compensation and other. Total G&A expenses for the 12 week period ended July 12, 2011 were $8.0 million, a decrease of $1.4 million, or 14.1%, compared to $ 9.4 million for the 12 week period ended July 13, 2010. As a percentage of total revenue, total G&A expenses increased to 13.7% for the 12 week period ended July 12, 2011 compared to 12.6% for the 12 week period ended July 13, 2010. The decrease of total G&A expenses was primarily due to charges to settle outstanding litigation incurred in the second quarter of fiscal 2010 that did not recur in the second quarter of fiscal 2011 (approximately $1.4 million) and outside and contract services (approximately $0.3 million), partially offset by bonus expenses (approximately $0.3 million).

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

Impairment of long-lived assets for the 12 week period ended July 12, 2011 was $0.3 million, a decrease of $1.8 million, or 84.6%, compared to $2.1 million for the 12 week period ended July 13, 2010. The decrease of impairment of long-lived assets primarily related to impairment charges for refranchised stores recognized in the second quarter of fiscal 2010, which charges did not recur during the second quarter of fiscal 2011 (approximately $1.9 million).

Other operating, net

Other operating, net consists primarily of gain or loss on disposals, income from jambacard breakage, store lease termination and closure costs, pre-opening costs and amortization of jambacard liability. For the 12 week period ended July12, 2011, other operating, net was income of $0.1 million, compared to income of $0.4 million for the 12 week period ended July 13, 2010. The decrease in income is primarily due to net gains from store refranchising for the second quarter of fiscal 2010 which did not recur in the second quarter of fiscal 2011 (approximately $1.0 million), partially offset by an increase in gift card breakage (approximately $0.3 million) and a decrease in store lease termination and closure costs (approximately $0.4 million).

Interest expense

Interest expense for the 12 week period ended July 12, 2011 was $0.1 million, remaining essentially flat compared to the 12 week period ended July 13, 2010.

In addition, during the 12 week periods ended July 12, 2011 and July 13, 2010, we paid cash dividends on the Series B Preferred Stock totaling $0.4 million and $0.6 million, respectively.

Income tax expense

We recorded income tax benefit of 3.2% for the 12 week period ended July 12, 2011. The effective tax benefit was primarily affected by pretax income, a change in the valuation allowance related to deductible temporary differences originating during the current year, the release of uncertain tax benefits on certain state credits and related interest as the statute has expired and state tax payments made during the accounting period.

We recorded income tax benefit of 0.6% for the 12 week period ended July 13, 2010. Our prior year tax rate was primarily affected by pretax income and a change in the valuation allowance related to deductible temporary differences originating during the accounting period.

RESULTS OF OPERATIONS — 28 WEEK PERIOD ENDED JULY 12, 2011 AS COMPARED TO 28 WEEK PERIOD ENDED JULY 13, 2010 (UNAUDITED)

	28 Week Period Ended
(In thousands)	July 12, 2011	% (1)	July 13, 2010	% (1)
Revenue:
Company stores	$119,172	95.3%	$150,720	97.6%
Franchise and other revenue	5,858	4.7%	3,781	2.4%

Total revenue	125,030	100.0%	154,501	100.0%

Costs and operating expenses:
Cost of sales	28,020	23.5%	36,237	24.0%
Labor	38,574	32.4%	49,094	32.6%
Occupancy	16,905	14.2%	22,326	14.8%
Store operating	17,189	14.4%	20,858	13.8%
Depreciation and amortization	6,816	5.5%	8,424	5.5%
General and administrative	18,483	14.8%	20,238	13.1%
Impairment of long-lived assets	902	0.7%	2,292	1.5%
Other operating, net	579	0.5%	(1,573)	(1.0)%

Total costs and operating expenses	127,468	101.9%	157,896	102.2%

Loss from operations	(2,438)	(1.9)%	(3,395)	(2.2)%

Other expense, net:
Interest income	27	0.0%	38	0.0%
Interest expense	(339)	(0.2)%	(289)	(0.2)%

Total other expense, net	(312)	(0.2)%	(251)	(0.2)%

Loss before income taxes	(2,750)	(2.2)%	(3,646)	(2.4)%
Income tax benefit (expense)	163	0.1%	(26)	0.0%

Net loss	(2,587)	(2.1)%	(3,672)	(2.4)%

Preferred stock dividends and deemed dividends	(1,365)	(1.1)%	(2,463)	(1.6)%

Net loss attributable to common stockholders	$(3,952)	(3.2)%	$(6,135)	(4.0)%

(1)	Cost of sales, labor, occupancy and store operating percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue.

Revenue

(in 000’s)

	28 Week Period Ended July 12, 2011	% of Total Revenue	28 Week Period Ended July 13, 2010	% of Total Revenue
Revenue:
Company stores	$119,172	95.3%	$150,720	97.6%
Franchise and other revenue	5,858	4.7%	3,781	2.4%

Total revenue	$125,030	100.0%	$154,501	100.0%

Total revenue for the 28 week period ended July 12, 2011 was $125.0 million, a decrease of 29.5 million or 19.1% compared to $154.5 million for the 28 week period ended July 13, 2010.

Company Store revenue

Company Store revenue for the 28 week period ended July 12, 2011 was $119.2 million, a decrease of $31.5 million, or 20.9%, compared to $150.7 million for the prior year period. This decrease in Company Store revenue is primarily due to a net reduction in stores due to the refranchising initiative partially offset by the increase in comparable store sales as illustrated by the following table:

Company Store Decrease in Revenue (in 000’s)
Year-to-date Q2 2011 vs. Year-to-date Q2 2010
Reduction in number of Company Stores, net	$(35,132)
Company Store comparable sales increase	3,584

Total change in Company Store Revenue	$(31,548)

Company Store comparable sales increased $3.6 million for the 28 week period ended July 12, 2011, or 3.2%, attributable to an increase of 4.8% in average check partially offset by a decrease of 1.6% in transaction count as compared to the same period in the prior year. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least 13 full fiscal periods. As of July 12, 2011, approximately 99% of our Company Stores had been open for at least 13 full fiscal periods.

Franchise and other revenue

Franchise and other revenue for the 28 week period ended July 12, 2011 was $5.9 million, an increase of $2.1 million, or 54.9% compared to franchise and other revenue of $3.8 million for the 28 week period ended July 13, 2010. The increase in Franchise and other revenue is primarily attributable to an increase in Franchise Stores and in sales generated under the license agreements since the same period in the prior year.

Cost of sales

Cost of sales is mostly comprised of fruit, dairy, and other products used to make smoothies and juices, paper products, costs related to managing our procurement program and vendor rebates. Cost of sales for the 28 week period ended July 12, 2011 was $28.0 million, a decrease of $8.2 million, or 22.7%, compared to $36.2 million for the 28 week period ended July 13, 2010. Our refranchising initiative has resulted in a decrease in Company Stores and the related costs and expenses to operate, manage, and support these refranchised Company Stores. As a percentage of Company Store revenue, costs of sales decreased to 23.5% for the 28 week period ended July 12, 2011, compared to 24.0% for the 28 week period ended July 13, 2010. The decrease of cost of sales as a percentage of Company Store revenue was primarily due to a net favorable sales mix (approximately 1.0%), partially offset by commodity price increases (approximately 0.5%). Vendor rebates offset the costs of managing our procurement program.

Labor

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. Labor costs for the 28 week period ended July 12, 2011 were $38.6 million, a decrease of $10.5 million, or 21.4%, compared to $49.1 million for the 28 week period ended July 13, 2010. Our refranchising initiative has resulted in a decrease in Company Stores and the related costs and expenses to operate, manage, and support these refranchised Company Stores. As a percentage of Company Store revenue, labor costs decreased to 32.4% for the 28 week period ended July 12, 2011, compared to 32.6% for the 28 week period ended July 13, 2010. The decrease of labor costs as a percentage of Company Store revenue was primarily due to labor efficiencies, improved sales volumes and more effective wage management achieved through a smaller, more geographically concentrated and better performing Company Store base as a result of the refranchising initiative (approximately 1.3%), partially offset by increased California payroll tax rates and health and workers compensation costs (approximately 1.1%).

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes, licenses and property insurance for all Company Store locations. Occupancy costs for the 28 week period ended July 12, 2011 were $16.9 million, a decrease of $5.4 million, or 24.3%, compared to $22.3 million for the 28 week period ended July 13, 2010. Our refranchising initiative has resulted in a decrease in Company Stores and the related costs and expenses to operate, manage, and support these refranchised Company Stores. As a percentage of Company Store revenue, occupancy costs decreased to 14.2% for the 28 week period ended July 12, 2011, compared to 14.8% for the 12 week period ended July 13, 2010. The decrease in occupancy costs as a percentage of Company store revenue was primarily due to the impact of leverage as a result of the increase in Company Store comparable sales (approximately 0.5%).

Store operating

Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses. Total store operating expenses for the 28 week period ended July 12, 2011 were $17.2 million, a decrease of $3.7 million, or 17.6% compared to $20.9 million for the 28 week period ended July 13, 2010. Our refranchising initiative has resulted in a decrease in Company Stores and the related costs and expenses to operate, manage, and support these refranchised Company Stores. As a percentage of Company Store Revenue, total store operating expenses increased to 14.4% for the 28 week period ended July12, 2011, compared to 13.8% for the 28 week period ended July13, 2010. The increase in total store operating expenses as a percentage of Company Store revenue was primarily due to an increase in marketing expense (approximately 0.4%), and increased credit card usage as a percentage of Company Store sales (approximately 0.2%).

Depreciation and amortization

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. Depreciation and amortization for the 28 week period ended July 12, 2011 was $6.8 million, a decrease of $1.6 million, or 19.1%, compared to $8.4 million for the 28 week period ended July 13, 2010. Our refranchising initiative has resulted in a decrease in Company Stores and related assets, resulting in a reduction in the carrying value of Company Store fixed assets. As a percentage of total revenue, depreciation and amortization expense was flat at 5.5% for the 28 week period ended July 12, 2011, compared to the 28 week period ended July 13, 2010. Depreciation and amortization as a percentage of total revenue reflected the impact of leverage as a result of the increase in Company Store comparable sales (approximately 0.2%), offset by the impact of new company stores (approximately 0.2%).

General and administrative

General and administrative (“G&A”) expenses include costs associated with our corporate headquarters in Emeryville, CA, field supervision, bonuses, outside and contract services, accounting and legal fees, travel and travel-related expenses, share-based compensation and other. Total G&A expenses for the 28 week period ended July 12, 2011 were $18.5 million, a decrease of $1.7 million, or 8.7%, compared to $20.2 million for the 28 week period ended July 13, 2010. As a percentage of total revenue, total G&A expenses increased to 14.8% for the 28 week period ended July 12, 2011 compared to 13.1% for the 28 week period ended July 13, 2010. The decrease of total G&A expenses was primarily due to charges to settle outstanding litigation incurred in the second quarter of fiscal 2010 that did not recur in the second quarter of 2011 (approximately $1.4 million), the decrease in the number of Company Stores as a result of our refranchise initiative and the related costs and expenses to operate, manage and support these refranchised Company Stores (approximately $0.3 million), outside and contract services (approximately $0.4 million), partially offset by travel costs (approximately $0.4 million).

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

Impairment of long-lived assets for the 28 week period ended July 12, 2011 was $0.9 million, a decrease of $1.4 million, or 60.6%, compared to $2.3 million for the 28 week period ended July 13, 2010. The decrease in charges for impairment of long-lived assets primarily related to impairment charges for refranchised stores recognized in the first half of fiscal 2010, which charges did not recur during the first half of fiscal 2011.

Other operating, net

Other operating, net consists primarily of gain or loss on disposals, income from jambacard breakage, store lease termination and closure costs, pre-opening costs and amortization of jambacard liability. For the 28 week period ended July12, 2011, other operating, net was expense of $0.6 million, compared to income of $1.6 million for the 28 week period ended July 13, 2010. The increase in expense is primarily due to a decrease in net gains from store refranchising in 2010 which did not recur in 2011 (approximately $3.2 million) and an increase in preopening costs (approximately $0.2 million), partially offset by an increase in gift card breakage (approximately $0.6 million) and decreases in lease termination and store closure costs (approximately $0.7 million).

Interest expense

Interest expense for the 28 week period ended July 12, 2011 was $0.3 million, remaining essentially flat compared to the 28 week period ended July 13, 2010.

In addition, during the 28 week periods ended July 12, 2011 and July 13, 2010, we paid cash dividends on the Series B Preferred Stock totaling $0.8 million and $1.3 million, respectively.

Income tax expense

We have recorded a tax benefit of 5.9% for the 28 week period ended July 12, 2011. The effective tax benefit was primarily affected by pretax loss, a change in the valuation allowance related to deductible temporary differences originating during the current year, the release of uncertain tax benefits on certain state credits and related interest as the statutes have expired.

We recorded income tax benefit of 0.7% for the 28 week period ended July 13, 2010. Our prior year tax rate was primarily affected by pretax loss and a change in the valuation allowance related to deductible temporary differences originating during the accounting period.

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

Franchise Store comparable sales, a non-GAAP financial measure, represents the change in year-over-year sales for all Franchise Stores opened for at least 13 full fiscal periods, as reported by franchisees.

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

The following table sets forth operating data that do not otherwise appear in our consolidated financial statements as of and for the 28 week periods ended July 12, 2011 and July 13, 2010:

	12 Week Period Ended		28 Week Period Ended
	July 12, 2011	July 13, 2010	July 12, 2011	July 13, 2010
Percentage change in Company Store comparable sales (1)	4.3%	(2.4)%	3.2%	(2.8)%
Percentage change in Franchise Store comparable sales (2)	1.4%	(3.6)%	2.8%	(3.8)%
Percentage change in system-wide comparable sales (2)	2.9%	(2.7)%	3.0%	(3.1)%
Total Company Stores	310	432	310	432
Total Franchise Stores	442	311	442	311
Total Stores	752	743	752	743

(1)

Percentage change in Company Store comparable sales compares the sales of Company Stores during a 12 and 28 week period in 2011 to the sales from the same Company Stores for the equivalent period in the prior year. A Company Store is included in this calculation after its thirteenth full fiscal period of operations. Sales from Franchise Stores are not included in the Company Store comparable sales.

(2)

Percentage change in system-wide comparable sales compares the combined sales of Company and Franchise-operated Stores during a 12 and 28 week period in 2011 to the combined sales from the same Company and Franchise-operated Stores for the equivalent period in the prior year. A Company or Franchise-operated Store is included in this calculation after its thirteenth full fiscal period of operations.

The following table sets forth certain data relating to Company Stores and Franchise Stores for the periods indicated:

	July 12, 2011	July 12, 2011	July 13, 2010	July 13, 2010
	Domestic	International	Domestic	International
Company Stores:
Beginning of period	351		478
Company Stores opened	7		1
Company Stores closed	(6)		(5)
Company Stores sold to franchisees	(42)		(42)

Total Company Stores	310		432

Franchise Stores:
Beginning of period	391	1	260	1
Franchise Stores opened	9	5	11
Franchise Stores purchased from Company	42		42

Total Franchise Stores	436	6	310	1

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Summary

The following table summarizes our cash flows for the 28 week periods ended July 12, 2011 and July 13, 2010 (in thousands):

	28 Week Period Ended July 12, 2011	28 Week Period Ended July 13, 2010
Net cash (used in) provided by operating activities	$(3,266)	$3,716
Net cash (used in) provided by investing activities	(3,064)	3,155
Net cash (used in) provided by financing activities	(750)	(1,365)

Net (decrease) increase in cash and cash equivalents	$(7,080)	$5,506

Operating Activities

Net cash used in operating activities increased by $7.0 million for the 28 week period ended July 12, 2011, compared to the 28 week period ended July 13, 2010, primarily due to decreased cash flows associated with a reduction in our receivables (approximately $5.0 million) combined with the change in net loss adjusted for noncash items (approximately $4.6 million), partially offset by an increase in cash flows related to our jambacard sales (approximately $2.6 million). Our decreased cash flows associated with a reduction in our receivables primarily resulted from our discontinuation of our Costco jambacard program, offset by increased cash flows associated with fees from our franchisees and licensees as we expanded our franchise store base and consumer products licensing program. We recorded proceeds from Costco of approximately $6.2 million from sales of jambacards during the 28 week period ended July 13, 2010 but discontinued the Costco jambacard program in 2010. The amount of cash used in our operating activities during any particular quarter is highly subject to variations in the seasons, with the first and fourth quarters of the fiscal year encompassing the winter and holiday season when we traditionally generate our lowest revenue, and our second and third quarters of the fiscal year encompassing the warmer seasons where a significant portion of our revenue and cash flows are realized. For more information on seasonality, refer to the section below entitled “Seasonality and Quarterly Results.” We also expect to have increased expenditures during the first and fourth quarters of the fiscal year as we invest in product development, consumer product licensing and international expansion initiatives with the goal to have products released and stores open by mid-year to take advantage of the busier summer months.

Investing Activities

Net cash used in investing activities increased $6.2 million for the 28 week period ended July12, 2011, compared to the 28 week period ended July 13, 2010 primarily due to a decrease in proceeds received from the refranchising (approximately $5.4 million) and an increase in spending for seven new company-owned stores (approximately $2.9 million), partially offset by a decrease in expenditure for company-owned store refreshes and maintenance capital (approximately $2.1 million).

In fiscal 2011, we expect capital expenditures to be between $9 million to $10 million depending on our liquidity needs, including investing in improvements to our technology infrastructure and maintenance capital. We expect to open up to nine new Company Stores as we focus our growth on franchise development.

Financing Activities

Net cash used in financing activities decreased $0.6 million for the 28 week period ended July 12, 2011, compared to the 28 week period ended July 13, 2010. The decrease was primarily due to a decrease in preferred stock dividends payments (approximately $0.5 million), due to the conversion of shares of preferred stock to common stock.

Capital Resources

As of July 12, 2011, we had cash and cash equivalents of $21.9 million compared to $29.0 million as of December 28, 2010. Our primary sources of liquidity are the remaining cash on hand, proceeds from the sale of Company Stores as part of our refranchising initiative, which concluded during the quarter, and any cash provided by operating activities. As of July 12, 2011, we held $1.4 million in restricted cash, which represented cash held in money market accounts or certificates of deposit to collateralize our letters of credit . While we have completed our refranchising initiative and do not anticipate further proceeds from the sale of additional Company Stores, we expect that our cash on hand and cash flows provided by operating activities will be sufficient to fund our working capital and general corporate needs, our Series B Preferred Stock dividend payments and our non-discretionary capital expenditures for the foreseeable future. In the future, we may also enter into a credit facility to replace the need to collateralize our letters of credit in order to release our restricted cash, or also enter into equipment leasing arrangements as permitted under our Securities Purchase Agreement for our Series B Preferred Stock to the extent such financing is available on favorable terms. The adequacy of our available funds will depend on many factors, including the macroeconomic environment, the operating performance of our Company Stores, the successful expansion of our franchise and licensing programs, the successful rollout and consumer acceptance of our new beverage and food initiatives. Given these factors, our foremost priorities for the near term continue to be preserving and generating cash sufficient to fund our liquidity needs.

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

	Payments Due by Period (in 000’s)
	Total	Less Than 1 Year	1-2 Years	3-4 Years	5 or More Years
Series B redeemable preferred stock redemption	$19,940	$—	$—	$19,940	$—
Dividends for Series B redeemable preferred stock	$7,975	$1,595	$3,190	$3,190	$—

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

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 12, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended July 12, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Amended and Restated 2006 Employee, Director and Consultant Stock Plan.*	DEF 14A	001-32552	Annex A	April 1, 2010

10.2	Form of Incentive Stock Option Agreement under the 2006 Plan, as amended.*					X

10.3	Form of Non-Qualified Stock Option Agreement under the 2006 Plan, as amended.*					X

10.4	Form of Restricted Stock Units Agreement under the 2006 Plan.*					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract, or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of August, 2011.

JAMBA, INC.

By:	/s/ JAMES D. WHITE
James D. White
Chairman of the Board, Chief Executive Officer and President (Duly Authorized Officer)

By:	/s/ KAREN L. LUEY
Karen L. Luey
Chief Financial Officer, Chief Administrative Officer and Executive Vice President
(Principal Financial Officer and Chief Accounting Officer)