Form 10-Q
period 2011-10-04
JAMBA, INC.
filed 2011-11-10
CIK 1316898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2011

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

The number of shares of common stock of Jamba, Inc. issued and outstanding as of November 2, 2011 was 67,093,839

JAMBA, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED OCTOBER 4, 2011

Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101

PART I - FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JAMBA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)	October 4, 2011	December 28, 2010
ASSETS
Current assets:
Cash and cash equivalents	$24,820	$29,024
Restricted cash	1,428	1,620
Receivables, net of allowances of $228 and $200	7,786	6,377
Inventories	2,730	2,486
Prepaid rent	2,673	508
Prepaid and refundable taxes	786	539
Prepaid expenses and other current assets	882	5,481

Total current assets	41,105	46,035
Property, fixtures and equipment, net	46,172	49,215
Trademarks and other intangible assets, net	1,153	1,341
Restricted cash	—	205
Deferred income taxes	—	40
Other long-term assets	2,671	3,218

Total assets	$91,101	$100,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,646	$6,851
Accrued compensation and benefits	5,264	6,161
Workers’ compensation and health insurance reserves	1,137	1,140
Accrued jambacard liability	24,717	29,756
Other current liabilities	10,675	12,622

Total current liabilities	47,439	56,530
Long-term workers’ compensation and health insurance reserves	—	166
Deferred rent and other long-term liabilities	13,861	15,416

Total liabilities	61,300	72,112

Commitments and contingencies (Note 9)
Series B redeemable preferred stock, $.001 par value, 304,348 shares authorized; 168,389 and 197,485 shares issued and outstanding at October 4, 2011 and December 28, 2010, respectively	17,795	20,554
Stockholders’ equity:
Common stock, $.001 par value, 150,000,000 shares authorized; 67,093,839 and 63,734,961 shares issued and outstanding at October 4, 2011 and December 28, 2010, respectively	68	64
Additional paid-in capital	368,894	365,817
Accumulated deficit	(356,956)	(358,493)

Total stockholders’ equity	12,006	7,388

Total liabilities and stockholders’ equity	$91,101	$100,054

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	12 Week Period Ended		40 Week Period Ended
(Dollars in thousands, except share and per share amounts)	October 4, 2011	October 5, 2010	October 4, 2011	October 5, 2010
Revenue:
Company stores	$54,102	$63,922	$173,274	$214,642
Franchise and other revenue	2,976	2,167	8,834	5,948

Total revenue	57,078	66,089	182,108	220,590

Costs and operating expenses:
Cost of sales	11,808	15,042	39,828	51,279
Labor	14,565	19,665	53,139	68,759
Occupancy	6,802	8,564	23,707	30,890
Store operating	8,539	9,461	25,728	30,319
Depreciation and amortization	2,805	3,085	9,621	11,509
General and administrative	7,398	8,087	25,881	28,325
Impairment of long-lived assets	312	—	1,214	2,293
Other operating, net	924	2,655	1,503	1,081

Total costs and operating expenses	53,153	66,559	180,621	224,455

Income (loss) from operations	3,925	(470)	1,487	(3,865)

Other expense, net:
Interest income	99	21	126	59
Interest expense	(117)	(145)	(456)	(434)

Total other expense, net	(18)	(124)	(330)	(375)

Income (loss) before income taxes	3,907	(594)	1,157	(4,240)
Income tax benefit (expense)	217	(174)	380	(200)

Net income (loss)	4,124	(768)	1,537	(4,440)

Preferred stock dividends and deemed dividends	(489)	(659)	(1,854)	(3,122)

Net income available (loss attributable) to common stockholders	$3,635	$(1,427)	$(317)	$(7,562)

Weighted-average shares used in the computation of earnings (loss) per share:
Basic	67,042,745	59,632,944	66,024,576	57,367,985
Diluted	85,196,847	59,632,944	66,024,576	57,367,985
Earnings (loss) per share:
Basic	$0.05	$(0.02)	$(0.00)	$(0.13)
Diluted	$0.05	$(0.02)	$(0.00)	$(0.13)

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
(Dollars in thousands, except share amounts)	Shares	Amount
40 week period ended October 5, 2010
Balance as of December 29, 2009	52,712,528	$53	$356,320	$(341,837)	$14,536
Share-based compensation expense	—	—	1,040	—	1,040
Issuance of common stock pursuant to stock plans	269,958	—	138	—	138
Conversion of preferred stock	7,039,400	7	8,088	—	8,095
Accretion of Series B preferred shares	—	—	(1,269)	—	(1,269)
Redeemable preferred stock dividends	—	—	(1,853)	—	(1,853)
Net loss	—	—	—	(4,440)	(4,440)

Balance as of October 5, 2010	60,021,886	$60	$362,464	$(346,277)	$16,247

40 week period ended October 4, 2011
Balance as of December 28, 2010	63,734,961	$64	$365,817	$(358,493)	$7,388
Share-based compensation expense	—	—	830	—	830
Issuance of common stock pursuant to stock plans	141,003	—	145	—	145
Issuance of common stock pursuant to bonus plans	308,275	1	613	—	614
Conversion of preferred stock	2,909,600	3	3,343	—	3,346
Accretion of Series B preferred shares	—	—	(587)	—	(587)
Redeemable preferred stock dividends	—	—	(1,267)	—	(1,267)
Net income	—	—	—	1,537	1,537

Balance as of October 4, 2011	67,093,839	$68	$368,894	$(356,956)	$12,006

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	40 Week Period Ended
(In thousands)	October 4, 2011	October 5, 2010
Cash provided by operating activities:
Net income (loss)	$1,537	$(4,440)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	9,621	11,509
Impairment of long-lived assets	1,214	2,293
Store closure costs and gain (loss) on disposals	1,242	(772)
Share-based compensation	830	1,040
Jambacard breakage income and amortization, net	(2,804)	(2,279)
Bad debt and inventory reserves	27	402
Deferred rent	(208)	(369)
Deferred income taxes	39	646
Equity earnings from joint ventures	(57)	(64)
Changes in operating assets and liabilities:
Receivables	(736)	5,505
Inventories	(274)	573
Prepaid rent	(2,166)	(2,535)
Prepaid and refundable taxes	(247)	(289)
Prepaid expenses and other current assets	722	247
Restricted cash from operating activities	397	409
Other long-term assets	605	(265)
Accounts payable	(1,205)	1,507
Accrued compensation and benefits	(283)	(1,313)
Workers’ compensation and health insurance reserves	(170)	(671)
Accrued jambacard liability	(2,235)	(8,845)
Other accrued expenses	(1,974)	1,465
Deferred rent and other long-term liabilities	(1,245)	1,652

Cash provided by operating activities	2,630	5,406

Cash (used in) provided by investing activities:
Capital expenditures	(8,789)	(8,234)
Proceeds from sale of stores	3,063	12,463
Trademarks	—	(240)

Cash (used in) provided by investing activities	(5,726)	3,989

Cash (used in) provided by financing activities:
Proceeds pursuant to stock plans	145	138
Preferred stock dividends paid	(1,233)	(1,853)
Payment on capital leases	(20)	(222)

Cash used in financing activities	(1,108)	(1,937)

Net (decrease) increase in cash and cash equivalents	(4,204)	7,458
Cash and cash equivalents at beginning of period	29,024	28,757

Cash and cash equivalents at end of period	$24,820	$36,215

Supplemental cash flow information:
Cash paid for interest	$238	$375
Income taxes paid	28	18
Noncash investing and financing activities:
Property, fixtures and equipment in accounts payable	$10	$(1,062)
Conversion of preferred stock	3,346	8,095
Accretion of preferred stock issuance costs	587	1,269
Dividend accruals	35	2
Note receivable from sale of stores	671	665

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Jamba, Inc. is a holding company which owns and franchises, on a global basis, Jamba Juice stores through its wholly-owned subsidiary, Jamba Juice Company. Jamba Juice Company is a leading restaurant retailer of better-for-you beverage and food offerings which include great tasting fruit smoothies, fresh juices and teas, hot oatmeal made with organic steel cut oats, fruit and veggie smoothies, Whirl’ns™ Frozen Yogurt, breakfast wraps, salads, sandwiches, California Flatbreads™, and a variety of baked goods and snacks. Jamba, Inc. was incorporated in January 2005, and went public through an initial public offering later that year. In November 2006, the Company completed its acquisition of Jamba Juice Company, which first began operations in 1990. As of October 4, 2011, there were 752 locations in the United States consisting of 310 Company-owned and operated stores (“Company Stores”) and 442 franchise-operated stores (“Franchise Stores”). In addition, at October 4, 2011 there were 10 international stores.

Unaudited Interim Financial Information—The condensed consolidated balance sheet as of October 4, 2011, the condensed consolidated statements of operations for each of the 12 and 40 week periods ended October 4, 2011 and October 5, 2010 and the condensed statements of stockholders’ equity and cash flows for the 40 week periods ended October 4, 2011 and October 5, 2010 have been prepared by the Company, without audit, and have been prepared on the same basis as the Company’s audited consolidated financial statements. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position as of October 4, 2011 and the results of operations and cash flows for the 12 and 40 week periods ended October 4, 2011 and October 5, 2010. The condensed consolidated balance sheet as of December 28, 2010 has been derived from the Company’s audited consolidated financial statements. Operating results for the 12 and 40 week periods ended October 4, 2011 are not necessarily indicative of the results that may be expected for the 53 week fiscal year ending January 3, 2012. The Company reports its results of operations on a 52-week or 53-week fiscal year, which is comprised of thirteen 4-week periods or twelve 4-week periods and one 5-week period. The first fiscal quarter is 16 weeks, the second and third fiscal quarters each are 12 weeks, and the fourth quarter is 12 or 13 weeks. The fourth quarter in fiscal year 2011 is 13 weeks.

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

The advertising fund assets, consisting primarily of cash received from the Company and franchisees and accounts receivable from franchisees, can only be used for selected purposes and are considered restricted. The advertising fund liabilities represent the corresponding obligation arising from the receipts of the marketing program. In accordance with ASC Topic 952-605-25, the receipts from the franchisees are recorded as a liability against which specified advertising costs are charged. The Company does not reflect franchisee contributions to the fund in its Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows. Advertising fund assets representing receivables from franchisees of $1.1 million and $0.6 million were recorded in accounts receivable on the consolidated balance sheet as of October 4, 2011 and December 28, 2010, respectively. Advertising fund liabilities of $0.8 million and $0.9 million were recorded in accounts payable on the consolidated balance sheet as of October 4, 2011 and December 28, 2010, respectively.

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

Anti-dilutive shares have been excluded from the calculation of diluted weighted-average shares outstanding. Anti-dilutive shares of 2.9 million and 30.2 million have been excluded from the calculation of diluted weighted-average shares outstanding in the 12 week periods ended October 4, 2011 and October 5, 2010, respectively. Anti-dilutive shares of 24.3 million and 32.4 million have been excluded from the calculation of diluted weighted-average shares outstanding in the 40 week periods ended October 4, 2011 and October 5, 2010, respectively.

For purposes of determining the net income available (loss attributable) to common stockholders used in the computation of earnings (loss) per share, the amount of the income (loss) is increased (decreased) by the preferred stock dividends and deemed dividends. The deemed dividend represents the accretion of the issuance costs and beneficial conversion feature of the Company’s preferred stock. For the 12 week period ended October 4, 2011, the convertible preferred shares are dilutive, therefore the dividends and deemed dividends related to the preferred stock have been added back to the net income available to common stockholders and the number of preferred shares have been included in the diluted earnings per share calculation. For the 40 week period ended October 4, 2011 and the 12 and 40 week periods ended October 5, 2010, the convertible preferred shares are anti-dilutive and the dividends and deemed dividends related to the preferred stock have not been added back to the net income available to common stockholders. Also the number of preferred shares has not been included in the diluted earnings per share calculation.

The number of incremental shares from the assumed exercise of restricted stock awards, warrants and options was calculated by applying the treasury stock method. The “if converted” method was used for the conversion of preferred stock. A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations is as follows (in thousands, except shares):

	12 Week Period Ended		40 Week Period Ended
	October 4, 2011	October 5, 2010	October 4, 2011	October 5, 2010
Net income available (loss attributable) to common stockholders (numerator for basic earnings (loss) per share)	$3,635	$(1,427)	$(317)	$(7,562)
Preferred stock dividends and deemed dividends	489	—	—	—

Numerator for diluted earnings (loss) per share	$4,124	(1,427)	$(317)	$(7,562)

Basic weighted-average shares outstanding	67,042,745	59,632,944	66,024,576	57,367,985
Incremental shares from assumed conversion of Series B preferred shares	16,844,852	—	—	—
Incremental shares from assumed exercise of restricted stock awards, warrants and options	1,309,250	—	—	—

Diluted weighted-average shares outstanding	85,196,847	59,632,944	66,024,576	57,367,985

Restricted Cash—The Company held $1.4 million in restricted cash at October 4, 2011 and was classified as a current asset. The Company held $1.8 million in restricted cash at December 28, 2010, of which $1.6 million was classified as a current asset and $0.2 million was classified as a long-term asset. Restricted cash represents cash held in money market accounts or certificates of deposits to collateralize the Company’s letters of credit.

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

2. ASSETS HELD FOR SALE

Assets held for sale consists of Company Stores that the Company expects to refranchise. Such assets are recorded at the lower of the carrying amount or fair value less cost to sell. Fair value is determined based on the purchase price in the asset purchase agreement. Assets are no longer depreciated once classified as held for sale. Assets held for sale of $0.0 million and $3.9 million as of October 4, 2011 and December 28, 2010, respectively, include property, fixtures and equipment and are included in prepaid expenses and other current assets on the Company’s balance sheet.

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

During the 12 week period ended October 4, 2011, holders converted 5,000 shares of outstanding Series B-2 Preferred Stock to an aggregate of 500,000 shares of common stock at the initial conversion price of $1.15 per share. During the 40 week period ended October 4, 2011, holders converted 18,400 shares of outstanding Series B-1 Preferred Stock and 10,696 shares of outstanding Series B-2 Preferred Stock to an aggregate of 2,909,600 shares of common stock at the initial conversion price of $1.15 per share. During the 12 and 40 week period ended October 4, 2011, the Company paid cash dividends on the Series B Preferred Stock totaling $0.4 million and $1.2 million, respectively. Accretion related to the Series B Preferred Stock for the 12 and 40 week periods ended October 4, 2011 was $0.1 million and $0.6 million, respectively.

During the 12 week period ended October 5, 2010, holders converted 3,509 shares of outstanding Series B-1 Preferred Stock and 0 shares of outstanding Series B-2 Preferred Stock to an aggregate 350,900 shares of common stock at the initial conversion price of $1.15 per share. During the 40 week period ended October 5, 2010, holders converted 24,460 shares of outstanding Series B-1 Preferred Stock and 45,934 shares of outstanding Series B-2 Preferred Stock to an aggregate 7,039,400 shares of common stock at the initial conversion price of $1.15 per share. During the 12 and 40 week periods ended October 5, 2010, the Company paid cash dividends on the Series B Preferred Stock totaling $0.5 million and $1.9 million, respectively. Accretion related to the Series B Preferred Stock for the 12 and 40 week periods ended October 4, 2010 was $0.2 million and $1.3 million, respectively.

4. SHARE-BASED COMPENSATION

The Company maintains three share-based compensation plans (collectively, the “Plans”). The Company’s Amended and Restated 2006 Employee, Director and Consultant Stock Plan, as amended (the “2006 Plan”) was approved by the Company’s stockholders on November 28, 2006, and provides for the granting of up to eight million shares of common stock in the form of nonqualified and incentive stock options, stock grants or other share-based awards to employees, nonemployee directors and consultants. The amendment and restatement of the 2006 Plan was approved by stockholders on May 20, 2010. In connection with the merger of Jamba, Inc. with Jamba Juice Company on November 28, 2006, the Company assumed the outstanding options under the Jamba Juice Company 1994 Stock Incentive Plan (the “1994 Plan”) and the Jamba Juice Company 2001 Equity Incentive Plan (the “2001 Plan”), both of which provided for the granting of nonqualified and incentive stock options to employees, nonemployee directors and consultants. No additional grants are available under the 2001 Plan and the 1994 Plan. As of October 4, 2011, there remained 2,930,016 shares available for grant under the Company’s 2006 Plan. In December 2008, the Company also granted an option covering an aggregate of 1,500,000 shares of common stock under an inducement grant made outside of the Company’s existing equity plans. A summary of stock option activity under the Plans as of October 4, 2011, and changes during the 40 week period then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(per share)	(in thousands)
Options outstanding at December 28, 2010	5,818	$2.60
Options granted	590	2.04
Options exercised	(100)	0.91
Options cancelled	(653)	4.15

Options outstanding at October 4, 2011	5,655	$2.40	$1,374

Options vested or expected to vest at October 4, 2011	5,005	$2.47	$1,307

Options exercisable at October 4, 2011	2,913	$3.15	$717

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

Share-based compensation expense, which is included in general and administrative expense, was $0.3 million and $0.4 million for the 12 week periods ended October 4, 2011 and October 5, 2010, respectively. Share-based compensation expense was $0.8 million and $1.0 million for the 40 week periods ended October 4, 2011 and October 5, 2010, respectively. At October 4, 2011, non-vested share-based compensation for stock options and restricted stock awards, net of forfeitures totaled $1.1 million. This expense will be recognized over the remaining weighted average vesting period. There was no income tax benefit related to share-based compensation expense during the 12 and 40 week periods ended October 4, 2011 and October 5, 2010.

The following are the weighted-average assumptions used to value option grants for the 12 and 40 week periods ended October 4, 2011, and October 5, 2010:

	12 Week Period Ended		40 Week Period Ended
	October 4, 2011	October 5, 2010	October 4, 2011	October 5, 2010
Weighted-average risk-free interest rate	0.90%	—	1.77%	2.08%
Expected life of options (years)	6.25	—	6.25	6.22
Expected stock volatility	63.8%	—	63.9%	65.4%
Expected dividend yield	0%	—	0%	0%

The estimated fair value per share of stock options granted during the 12 week period ended October 4, 2011 was $1.06. No stock options were granted during the 12 week period ended October 5, 2010. The estimated fair value per share of stock options granted during the 40 week periods ended October 4, 2011 and October 5, 2010, was $1.38 and $1.45, respectively.

5. FAIR VALUE MEASUREMENT

The carrying value of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short-term nature. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

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

The following table presents the Company’s financial assets that were accounted for at fair value, using level 1 inputs, on a recurring basis as of October 4, 2011 and December 28, 2010 within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
October 4, 2011
Assets:
Cash invested in money market fund(1)	$1,428	$—	$—
December 28, 2010
Assets:
Cash invested in money market fund(2)	$1,825	$—	$—

(1)	$1.4 million included in restricted cash on the consolidated balance sheet at October 4, 2011.
(2)	$1.8 million included in restricted cash on the consolidated balance sheet at December 28, 2010.

The following table presents the Company’s assets that were accounted for at fair value, using level 3 inputs, on a non-recurring basis and remaining on our Condensed Consolidated Balance Sheets as of October 4, 2011 and December 28, 2010. Total losses include losses recognized from all non-recurring fair value measurements for the 12 and 40 week periods ended October 4, 2011 and October 5, 2010 (in thousands):

	Level 1	Level 2	Level 3
October 4, 2011
Assets:
Long-lived assets(2)	—	—	$5,674
Total losses recognized for all non-recurring fair value measures for the 12 week period ended October 4, 2011	—	—	312
Total losses recognized for all non-recurring fair value measures for the 40 week period ended October 4, 2011	—	—	1,214

December 28, 2010
Assets:
Assets held for sale(1)	—	—	$3,877
Long-lived assets(2)	—	—	6,531
Total losses recognized for all non-recurring fair value measures for the 12 week period ended October 5, 2010	—	—	—
Total losses recognized for all non-recurring fair value measures for the 40 week period ended October 5, 2010	—	—	2,293

(1)	Included in prepaid expenses and other current assets on the consolidated balance sheet.
(2)	Included in property, fixtures and equipment, net on the consolidated balance sheet.

For assets that are measured using quoted prices in active markets, fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. The Company had cash invested in money market funds and active exchange funds of $1.4 million and $1.8 million as of October 4, 2011 and December 28, 2010, respectively.

Assets held for sale consists of Company Stores that the Company expects to refranchise. Such assets are recorded at the lower of the carrying amount or fair value less cost to sell. Fair value is determined based on the purchase price in the asset purchase agreement.

6. IMPAIRMENT OF LONG LIVED ASSETS AND STORE LEASE TERMINATION AND CLOSURE COSTS

Impairment of long-lived assets

The Company reviews its entire portfolio on a regular basis. The review includes an analysis of each store’s past and present operating performance combined with projected future results. Impairment charges include the write-down of long-lived assets at stores that were assessed for impairment because of management’s intention to close the store or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable. The Company recorded impairment charges of $0.3 million and $0 million for the 12 week periods ended October 4, 2011 and October 5, 2010, respectively. Impairment charges of $1.2 million and $2.3 million were recorded for the 40 week periods ended October 4, 2011 and October 5, 2010, respectively.

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

(In thousands)	12 Week Period Ended		40 week Period Ended
	October 4, 2011	October 5, 2010	October 4, 2011	October 5, 2010
Store lease termination and closure costs	$90	$1,072	$316	$1,793

A reconciliation of the beginning and ending store lease termination and closure accrual is as follows:

(In thousands)	12 Week Period Ended		40 week Period Ended
	October 4, 2011	October 5, 2010	October 4, 2011	October 5, 2010
Balance, beginning of period	$1,144	$1,730	$3,016	$2,333
Provisions and Adjustments	90	1,072	316	1,793
Payments	(566)	(348)	(2,664)	(1,672)

Balance, end of period	$668	$2,454	$668	$2,454

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

During the 12 and 40 week periods ended October 4, 2011, stock options related to certain former employees were cancelled. Once the requisite service has been provided, the prior book expense is not reversed. However, because a tax deduction will no longer be realized, there is no longer a temporary difference. The deferred income tax asset and related valuation allowance for these stock options at December 28, 2010 were adjusted during the 12 and 40 week periods ended October 4, 2011.

For the 12 and 40 week periods ended October 4, 2011, the Company recorded income tax benefit of 5.6% and 32.8%, respectively. The effective tax rates were affected by pretax income or loss, a change in the valuation allowance related to deductible temporary differences originating during the current year, the release of certain unrecognized tax benefits related to deductions, state tax credits and related interest as the statutes have expired, and the foreign withholding taxes in connection with foreign franchise revenue.

As of October 4, 2011, the Company’s uncertain tax positions were reduced by approximately $229,000 in the 12 week period ended October 4, 2011 as compared with the uncertain tax positions disclosure as provided in Note 15 in the Notes to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 28, 2010. The change was due to the expiration of the statutes of limitations and a decrease in prior year unrecognized tax benefits.

8. OTHER OPERATING, NET

Other operating, net includes gains or losses recognized in connection with the refranchise of certain Company Stores. During the 12 and 40 week periods ended October 4, 2011, the Company recognized a net loss on sale of fixed assets of refranchised stores of $0 and $0.3 million, respectively. During the 12 and 40 week period ended October 5, 2010, the Company recognized a loss on the sale of fixed assets of refranchised stores of $1.4 million and a gain of $1.8 million, respectively.

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

JAMBA, INC. OVERVIEW

Jamba, Inc. is a holding company which owns and franchises, on a global basis, Jamba Juice stores through its wholly-owned subsidiary, Jamba Juice Company. Jamba Juice Company is a leading restaurant retailer of better-for-you beverage and food offerings which include great tasting fruit smoothies, fresh juices and teas, hot oatmeal made with organic steel cut oats, fruit and veggie smoothies, Whirl’ns™ Frozen Yogurt, breakfast wraps, salads, sandwiches, California Flatbreads™, and a variety of baked goods and snacks. Jamba, Inc. was incorporated in January 2005, and went public through an initial public offering later that year. In November 2006, Jamba, Inc. completed its acquisition of Jamba Juice Company, which first began operations in 1990. As of October 4, 2011, there were 752 locations in the United States consisting of 310 Company-owned and operated stores (“Company Stores”) and 442 franchise-operated stores (“Franchise Stores”). In addition, at October 4, 2011 there were 10 international stores.

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

2011 Third Quarter Financial Highlights

•

Net income was $4.1 million for the 12 weeks ended October 4, 2011 compared to net loss of $(0.8) million for the prior year period. The increase in net income represents a $4.9 million improvement and was driven primarily by:

•	A decrease in company store expenses as a percent of company store revenue, of approximately 540 basis points;

•	An increase in franchise and license revenue of $0.8 million; and

•	Decrease in general and administrative and other expenses.

•	Diluted earnings per share was $0.05 for the 12 weeks ended October 4, 2011, compared to loss per share of $(0.02) for the prior year period.

•

System-wide comparable store sales increased by 3.7% for the 12 weeks ended October 4, 2011, reflecting growth of 3.3% for Company Stores and growth of 4.2% for Franchise Stores. System-wide comparable store sales, a non-GAAP financial measure, represent the change in year-over-year sales for all Company and Franchise Stores opened for at least 13 full fiscal periods.

•

Total revenue decreased to $57.1 million for the 12 weeks ended October 4, 2011, compared to $66.1 million for the prior year period, primarily due to the reduction in the number of Company Stores as a result of our refranchising initiative.

•	11 new Franchise Stores and two new Company Stores were opened in the U.S. during the 12 weeks ended October 4, 2011.

•	Jamba’s Korean master developer opened an additional four Jamba Juice stores in South Korea during the 12 weeks ended October 4, 2011.

2011 Third Quarter Business Highlights

Store Sales

Sales at system-wide Jamba Juice Stores opened more than thirteen full fiscal periods increased 3.7% in the quarter, reflecting increases of 3.3% for Company Stores and 4.2% for Franchise Stores compared to the prior year period. For Company Stores, this increase reflects our fourth consecutive quarter of positive Company Store comparable stores sales growth and eight out of ten quarters of sequential improvement in Company Store comparable store sales. The increase in Company Store comparable sales in the third quarter was largely attributable to an average ticket increase related to a price increase applied in the previous quarter and to more efficient marketing and promotional initiatives.

We continue to focus on expanding our beverage and food offerings with the goal of driving sales by increasing average check, traffic, and attachment rates. During the quarter, we expanded our Whirl’ns™ Frozen Yogurt line into an additional 27 stores. Whirl’ns is now available in 157 of our Company Stores in California. We focused on the better-for-you attributes of our products and reinforcing our position as a leading healthy, active lifestyle brand by highlighting our portfolio of more than 22 smoothies under 250 calories. We believe our focus on (1) optimizing media and digital marketing platforms and (2) value offerings and relevant price promotions contributed to our success in increasing sales across all day-parts.

At the start of 2011, we launched a new customer engagement program that provides us with real-time customer feedback. During the quarter, we posted our best performance to date in overall guest satisfaction and have improved our metrics each quarter since the program launched. Despite the continued macro-economic challenges, we believe our strategy to transform the Company will continue to drive sales improvement across the system.

Franchising

During the third quarter, we opened 11 new domestic Franchise Stores, consisting of two traditional venues and nine non-traditional venues. Our system has approximately 60% Franchise Stores and approximately 40% Company Stores at the end of the third quarter.

We believe a more heavily franchised business model requires less capital investment and reduces the volatility of cash flow performance over time. We expect our franchising effort to result in lower total revenue for fiscal 2011 as we trade retail sales at Company Stores for royalties and franchise fees to be received from our franchisees globally.

During the quarter, we began testing a new growth concept called “JambaGo™,” which provides a limited menu of our most popular smoothies and allows Jamba to expand brand availability through multi-unit locations in K-12 schools, colleges and universities, and other non-traditional venues. We are currently testing JambaGo™ in 15 locations.

Our Korean master developer opened four new Jamba Juice locations in South Korea, bringing their total number of stores to nine. We continue to actively pursue international development opportunities. Subsequent to the end of the quarter, our partners in Canada opened their first store in Toronto.

As of October 4, 2011, we have a total of 777 Jamba Juice locations, on a global basis, including the 15 JambaGo™ test locations. We expect to have opened at least 80 locations, globally, during fiscal year 2011.

Store-level Margins

During the third quarter, our Company Store-level margins increased as compared to the prior year period primarily due to our continued diligent focus on labor and store operating expense initiatives, leverage in our fixed costs as a result of our increased comparable store sales, and improved cost of sales. While we have locked in pricing for several major commodity contracts for the remainder of 2011, we expect price pressure on our cost of sales to continue in areas such as dairy, fuel and other commodities. We continue to focus on cost savings initiatives to help mitigate cost increases.

Consumer Products

During the third quarter, we continued to make progress gaining additional points of distribution for our existing product lines. We signed a new licensing agreement with Bare Fruit LLC to produce three varieties of bake-dried, all-natural fruit chip snacks, which we anticipate will be in distribution by year end. With over 30 individual Jamba products on shelves in retail outlets across all 50 states, totaling approximately 28,000 points of retail distribution, we are generating increasing levels of royalty revenue as well as increasing consumer brand awareness. We believe the Jamba consumer products licensing program represents a strategic growth opportunity for us, and we intend to actively pursue additional licensing opportunities.

RESULTS OF OPERATIONS — 12 WEEK PERIOD ENDED OCTOBER 4, 2011 AS COMPARED TO 12 WEEK PERIOD ENDED OCTOBER 5, 2010 (UNAUDITED)

	12 Week Period Ended
(In thousands)	October 4, 2011	% (1)	October 5, 2010	% (1)
Revenue:
Company stores	$54,102	94.8%	$63,922	96.7%
Franchise and other revenue	2,976	5.2%	2,167	3.3%

Total revenue	57,078	100.0%	66,089	100.0%

Costs and operating expenses:
Cost of sales	11,808	21.8%	15,042	23.5%
Labor	14,565	26.9%	19,665	30.8%
Occupancy	6,802	12.6%	8,564	13.4%
Store operating	8,539	15.8%	9,461	14.8%
Depreciation and amortization	2,805	4.9%	3,085	4.7%
General and administrative	7,398	13.0%	8,087	12.2%
Impairment of long-lived assets	312	0.5%	—	0.0%
Other operating, net	924	1.6%	2,655	4.0%

Total costs and operating expenses	53,153	93.1%	66,559	100.7%

Income from operations	3,925	6.9%	(470)	(0.7)%

Other expense, net:
Interest income	99	0.2%	21	0.0%
Interest expense	(117)	(0.2)%	(145)	(0.2)%

Total other expense, net	(18)	0.0%	(124)	(0.2)%

Income (loss) before income taxes	3,907	6.9%	(594)	(0.9)%
Income tax benefit (expense)	217	0.4%	(174)	(0.3)%

Net income (loss)	4,124	7.3%	(768)	(1.2)%

Preferred stock dividends and deemed dividends	(489)	(0.9)%	(659)	(1.0)%

Net income available (loss attributable) to common stockholders	$3,635	6.4%	$(1,427)	(2.2)%

(1)	Cost of sales, labor, occupancy and store operating percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue.

Revenue

(In 000’s)

	12 Week Period Ended October 4, 2011	% of Total Revenue	12 Week Period Ended October 5, 2010	% of Total Revenue
Revenue:
Company stores	$54,102	94.8%	$63,922	96.7%
Franchise and other revenue	2,976	5.2%	2,167	3.3%

Total revenue	$57,078	100.0%	$66,089	100.0%

Total revenue is comprised of revenue from Company Stores, franchise royalties and fees and consumer products licensing revenue.

Total revenue for the 12 week period ended October 4, 2011 was $57.1 million, a decrease of $9.0 million or 13.6%, compared to $66.1 million for the 12 week period ended October 5, 2010.

Company Store revenue

Company Store revenue for the 12 week period ended October 4, 2011 was $54.1 million, a decrease of $9.8 million, or 15.4%, compared to Company Store revenue of $63.9 million for the 12 week period ended October 5, 2010. The decrease in Company Store Revenue was due primarily to a net decrease of 68 Company Stores operating since the prior year period, which includes opening nine new Company Stores, closing 18 Company Stores and refranchising 59 Company Stores in connection with our refranchising initiative, partially offset by the increase in comparable store sales as illustrated by the following table:

Company Store Decrease in Revenue (in 000’s)
Third quarter 2011 vs. Third quarter 2010
Reduction in number of Company Stores, net	$(11,516)
Company Store comparable sales increase	1,696

Total change in Company Store Revenue	$(9,820)

Company Store comparable sales increased $1.7 million for the 12 week period ended October 4, 2011, or 3.3%. Average check improved 5.4%, reflecting a price increase and improved marketing initiatives compared to the 12 week period ended October 5, 2010. This improvement was partially offset by 2.1% fewer transactions compared to the same prior year period. The third quarter in 2011 was more efficiently promoted than the same period in 2010. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least 13 full fiscal periods. As of October 4, 2011, approximately 97% of our Company Stores had been open for at least 13 full fiscal periods.

Franchise and other revenue

Franchise and other revenue for the 12 week period ended October 4, 2011 was $3.0 million, an increase of $0.8 million, or 37.3% compared to franchise and other revenue of $2.2 million for the 12 week period ended October 5, 2010. The increase in Franchise and other revenue was due primarily attributable to an increase in Franchise Stores, in comparable store sales for Franchise Stores and in sales generated under our license and international agreements since the same period in the prior year.

Cost of sales

Cost of sales is mostly comprised of fruit, dairy, and other products used to make smoothies and juices, paper products, costs related to managing our procurement program and vendor rebates. Cost of sales for the 12 week period ended October 4, 2011 was $11.8 million, a decrease of $3.2 million, or 21.5%, compared to $15.0 million for the 12 week period ended October 5, 2010. Our refranchising initiative has resulted in a decrease in Company Stores and the related costs and expenses to operate, manage, and support these refranchised Company Stores. As a percentage of Company Store revenue, cost of sales decreased to 21.8% for the 12 week period ended October 4, 2011, compared to 23.5% for the 12 week period ended October 5, 2010. The decrease of cost of sales as a percentage of Company Store revenue was primarily due to a net favorable sales mix (approximately 2.1%) and a one-time vendor-related credit adjustment (approximately 0.5%), partially offset by commodity price increases (approximately 0.9%).

Vendor rebates offset the costs of managing our procurement program.

Labor

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. Labor costs for the 12 week period ended October 4, 2011 were $14.6 million, a decrease of $5.1 million, or 25.9%, compared to $19.7 million for the 12 week period ended October 5, 2010. Our refranchising initiative has resulted in a decrease in Company Stores and the related costs and expenses to operate, manage, and support these refranchised Company Stores. As a percentage of Company Store revenue, labor costs decreased to 26.9%, for the 12 week period ended October 4, 2011, compared to 30.8% for the 12 week period ended October 5, 2010. The drivers of labor costs as a percentage of Company Store revenue was primarily labor efficiencies, improved sales volumes and more effective wage management achieved through a smaller, more geographically concentrated Company Store base as a result of the refranchising initiative (totaling approximately 3.7%).

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes, licenses and property insurance for all Company Store locations. Occupancy costs for the 12 week period ended October 4, 2011 were $6.8 million, a decrease of $1.8 million, or 20.6%, compared to $8.6 million for the 12 week period ended October 5, 2010. Our refranchising initiative has resulted in a decrease in Company Stores and the related costs and expenses to operate, manage, and support these refranchised Company Stores. As a percentage of Company Store revenue, occupancy costs decreased to 12.6% for the 12 week period ended October 4, 2011, compared to 13.4% for the 12 week period ended October 5, 2010. The decrease in occupancy costs as a percentage of Company store revenue was primarily due to the impact of leverage as a result of the increase in Company Store comparable sales (approximately 0.4%) and a favorable store mix (approximately 0.4%).

Store operating

Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses. Total store operating expenses for the 12 week period ended October 4, 2011 were $8.5 million, a decrease of $0.9 million, or 9.7% compared to $9.5 million for the 12 week period ended October 5, 2010. Our refranchising initiative has resulted in a decrease in Company Stores and the related costs and expenses to operate, manage, and support these refranchised Company Stores. As a percentage of Company Store Revenue, total store operating expenses increased to 15.8% for the 12 week period ended October 4, 2011, compared to the 14.8% for the 12 week period ended October 5, 2010. Total store operating expenses as a percentage of Company Store revenue was primarily affected by an increase in marketing expense (approximately 1.5%), partially offset by lower repairs (approximately 0.3%) and utilities costs (approximately 0.2%).

Depreciation and amortization

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. Depreciation and amortization for the 12 week period ended October 4, 2011 was $2.8 million, a decrease of $0.3 million, or 9.1%, compared to $3.1 million for the 12 week period ended October 5, 2010. Our refranchising initiative has resulted in a decrease in Company Stores and related assets, resulting in a reduction in the carrying value of Company Store fixed assets. As a percentage of total revenue, depreciation and amortization increased to 4.9% for the 12 week period ended October 4, 2011, compared to 4.7% for the 12 week period ended October 5, 2010. The increase in depreciation and amortization as a percentage of total revenue was primarily due to the impact of investments in technology infrastructure (approximately 0.4%) and partially offset by leverage as a result of the increase in Company Store comparable sales (approximately 0.2%).

General and administrative

General and administrative (“G&A”) expenses include costs associated with our corporate headquarters in Emeryville, CA, field supervision, bonuses, outside and contract services, accounting and legal fees, travel and travel-related expenses, share-based compensation and other. Total G&A expenses for the 12 week period ended October 4, 2011 were $7.4 million, a decrease of $0.7 million, or 8.5%, compared to $8.1 million for the 12 week period ended October 5, 2010. As a percentage of total revenue, total G&A expenses increased to 13.0% for the 12 week period ended October 4, 2011 compared to 12.2% for the 12 week period ended October 5, 2010. The decrease of total G&A expenses was primarily due to lower legal expenses (approximately $0.3 million), lower headcount related costs and related travel expenses (approximately $0.4 million).

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

Impairment of long-lived assets for the 12 week period ended October 4, 2011 was $0.3 million. During the 12 week period ended October 5, 2010 impairment was $0. The increase in the charge for impairment of long-lived assets was primarily related to underperforming stores.

Other operating, net

Other operating, net consists primarily of gain or loss on disposals, income from jambacard breakage, store lease termination and closure costs and pre-opening costs. For the 12 week period ended October 4, 2011, other operating, net was expense of $0.9 million, compared to expense of $2.7 million for the 12 week period ended October 5, 2010. The decrease in expense is primarily due to net losses from store refranchising for the third quarter of fiscal 2010 which did not recur in the third quarter of fiscal 2011 (approximately $1.4 million), a decrease in store lease termination and closure costs (approximately $1.1 million), partially offset by an increase in pre-opening costs (approximately $0.2 million), a decrease in gift card breakage, net of related fees (approximately $0.4 million).

Interest expense

Interest expense for the 12 week periods ended October 4, 2011 and October 5, 2010, was $0.1 million.

In addition, during the 12 week periods ended October 4, 2011 and October 5, 2010, we paid cash dividends on the Series B Preferred Stock totaling $0.4 million and $0.5 million, respectively.

Income tax expense

We recorded income tax benefit of 5.6% for the 12 week period ended October 4, 2011. The effective tax benefit was primarily affected by pretax income, a change in the valuation allowance related to deductible temporary differences originating during the current year, the release of uncertain tax benefits on certain unrecognized tax benefits related to deductions, state tax credits and related interest as the statutes have expired, and foreign withholding taxes in connection with foreign franchise revenue.

We recorded income tax expense of 29.1% for the 12 week period ended October 5, 2010. Our prior year tax rate was primarily affected by pretax loss, a change in the valuation allowance related to deductible temporary differences originating during the accounting period and $165,000 of foreign taxes related to a development agreement in South Korea.

RESULTS OF OPERATIONS — 40 WEEK PERIOD ENDED OCTOBER 4, 2011 AS COMPARED TO 40 WEEK PERIOD ENDED OCTOBER 5, 2010 (UNAUDITED)

	40 week Period Ended
(In thousands)	October 4, 2011	% (1)	October 5, 2010	% (1)
Revenue:
Company stores	$173,274	95.1%	$214,642	97.3%
Franchise and other revenue	8,834	4.9%	5,948	2.7%

Total revenue	182,108	100.0%	220,590	100.0%

Costs and operating expenses:
Cost of sales	39,828	23.0%	51,279	23.9%
Labor	53,139	30.7%	68,759	32.0%
Occupancy	23,707	13.7%	30,890	14.4%
Store operating	25,728	14.8%	30,319	14.1%
Depreciation and amortization	9,621	5.3%	11,509	5.2%
General and administrative	25,881	14.2%	28,325	12.8%
Impairment of long-lived assets	1,214	0.7%	2,293	1.0%
Other operating, net	1,503	0.8%	1,081	0.5%

Total costs and operating expenses	180,621	99.2%	224,455	101.8%

Income (Loss) from operations	1,487	0.8%	(3,865)	(1.8)%

Other expense, net:
Interest income	126	0.1%	59	0.0%
Interest expense	(456)	(0.3)%	(434)	(0.1)%

Total other expense, net	(330)	(0.2)%	(375)	(0.1)%

Loss before income taxes	1,157	0.6%	(4,240)	(1.9)%
Income tax benefit (expense)	380	0.2%	(200)	(0.1)%

Net income (loss)	1,537	0.8%	(4,440)	(2.0)%

Preferred stock dividends and deemed dividends	(1,854)	(1.0)%	(3,122)	(1.4)%

Net loss attributable to common stockholders	$(317)	(0.2)%	$(7,562)	(3.4)%

(1)	Cost of sales, labor, occupancy and store operating percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue.

Revenue

(in 000’s)

	40 week Period Ended October 4, 2011	% of Total Revenue	40 week Period Ended October 5, 2010	% of Total Revenue
Revenue:
Company stores	$173,274	95.1%	$214,642	97.3%
Franchise and other revenue	8,834	4.9%	5,948	2.7%

Total revenue	$182,108	100.0%	$220,590	100.0%

Total revenue for the 40 week period ended October 4, 2011 was $182.1 million, a decrease of $38.5 million, or 17.4% compared to $220.6 million for the 40 week period ended October 5, 2010.

Company Store revenue

Company Store revenue for the 40 week period ended October 4, 2011, was $173.3 million, a decrease of $41.4 million, or 19.3%, compared to $214.6 million for the prior year period. This decrease in Company Store revenue is primarily due to a net reduction in stores due to the refranchising initiative, partially offset by the increase in comparable store sales as illustrated by the following table:

Company Store Decrease in Revenue (in 000’s)
Year-to-date Q3 2011 vs. Year-to-date Q3 2010
Reduction in number of Company Stores, net	$(46,649)
Company Store comparable sales increase	5,281

Total change in Company Store Revenue	$(41,368)

Company Store comparable sales increased $5.3 million for the 40 week period ended October 4, 2011, or 3.2%, attributable to an increase of 4.8% in average check, partially offset by a decrease of 1.6% in transaction count as compared to the same period in the prior year. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least 13 full fiscal periods. As of October 4, 2011, approximately 97% of our Company Stores had been open for at least 13 full fiscal periods.

Franchise and other revenue

Franchise and other revenue for the 40 week period ended October 4, 2011 was $8.8 million, an increase of $2.9 million, or 48.5% compared to franchise and other revenue of $5.9 million for the 40 week period ended October 5, 2010. The increase in Franchise and other revenue is primarily attributable to an increase in Franchise Stores, in comparable store sales for Franchise Stores, and in sales generated under the license agreements since the same period in the prior year.

Cost of sales

Cost of sales is mostly comprised of fruit, dairy, and other products used to make smoothies and juices, paper products, costs related to managing our procurement program and vendor rebates. Cost of sales for the 40 week period ended October 4, 2011 was $39.8 million, a decrease of $11.5 million, or 22.3%, compared to $51.3 million for the 40 week period ended October 5, 2010. Our refranchising initiative has resulted in a decrease in Company Stores and the related costs and expenses to operate, manage, and support these refranchised Company Stores. As a percentage of Company Store revenue, cost of sales decreased to 23.0% for the 40 week period ended October 4, 2011, compared to 23.9% for the 40 week period ended October 5, 2010. The decrease of cost of sales as a percentage of Company Store revenue was primarily due to a net favorable sales mix (approximately 1.5%); partially offset by commodity price increases (approximately 0.6%).

Vendor rebates offset the costs of managing our procurement program.

Labor

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. Labor costs for the 40 week period ended October 4, 2011 were $53.1 million, a decrease of $15.6 million, or 22.7%, compared to $68.8 million for the 40 week period ended October 5, 2010. Our refranchising initiative has resulted in a decrease in Company Stores and the related costs and expenses to operate, manage, and support these refranchised Company Stores. As a percentage of Company Store revenue, labor costs decreased to 30.7% for the 40 week period ended October 4, 2011, compared to 32.0% for the 40 week period ended October 5, 2010. The decrease of labor costs as a percentage of Company Store revenue was primarily due to labor efficiencies, improved sales volumes and more effective wage management achieved through a smaller, more geographically concentrated Company Store base as a result of the refranchising initiative (approximately 2.1%), partially offset by increased California payroll tax rates and health and workers compensation costs (approximately 0.7%).

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes, licenses and property insurance for all Company Store locations. Occupancy costs for the 40 week period ended October 4, 2011 were $23.7 million, a decrease of $7.2 million, or 23.3%, compared to $30.9 million for the 40 week period ended October 5, 2010. Our refranchising initiative has resulted in a decrease in Company Stores and the related costs and expenses to operate, manage, and support these refranchised Company Stores. As a percentage of Company Store revenue, occupancy costs decreased to 13.7% for the 40 week period ended October 4, 2011, compared to 14.4% for the 12 week period ended October 5, 2010. The decrease in occupancy costs as a percentage of Company store revenue was primarily due to the impact of leverage as a result of the increase in Company Store comparable sales (approximately 0.5%) and a favorable store mix (approximately 0.2%).

Store operating

Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses. Total store operating expenses for the 40 week period ended October 4, 2011 were $25.7 million, a decrease of $4.6 million, or 15.1% compared to $30.3 million for the 40 week period ended October 5, 2010. Our refranchising initiative has resulted in a decrease in Company Stores and the related costs and expenses to operate, manage, and support these refranchised Company Stores. As a percentage of Company Store Revenue, total store operating expenses increased to 14.8% for the 40 week period ended October 4, 2011, compared to 14.1% for the 40 week period ended October 5, 2010. The increase in total store operating expenses as a percentage of Company Store revenue was primarily due to an increase in marketing expense (approximately 0.8%).

Depreciation and amortization

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. Depreciation and amortization for the 40 week period ended October 4, 2011 was $9.6 million, a decrease of $1.9 million, or 16.4%, compared to $11.5 million for the 40 week period ended October 5, 2010. Our refranchising initiative has resulted in a decrease in Company Stores and related assets, resulting in a reduction in the carrying value of Company Store fixed assets. As a percentage of total revenue, depreciation and amortization expense was 5.3% for the 40 week period ended October 4, 2011, compared to 5.2% for the 40 week period ended October 5, 2010. Depreciation and amortization as a percentage of total revenue reflected the impact of leverage as a result of the increase in Company Store comparable sales (approximately 0.3%), partially offset by investments in technology infrastructure (approximately 0.2%).

General and administrative

G&A expenses include costs associated with our corporate headquarters in Emeryville, CA, field supervision, bonuses, outside and contract services, accounting and legal fees, travel and travel-related expenses, share-based compensation and other. Total G&A expenses for the 40 week period ended October 4, 2011 were $25.9 million, a decrease of $2.4 million, or 8.6%, compared to $28.3 million for the 40 week period ended October 5, 2010. As a percentage of total revenue, total G&A expenses increased to 14.2% for the 40 week period ended October 4, 2011 compared to 12.8% for the 40 week period ended October 5, 2010. The decrease of total G&A expenses was primarily due to charges to settle outstanding litigation and other legal costs incurred in the second quarter of fiscal 2010 that did not recur in the second quarter of 2011 (approximately $1.7 million), the decrease in the number of Company Stores as a result of our refranchise initiative and the related costs and expenses to operate, manage and support these refranchised Company Stores (approximately $0.4 million), and outside and contract services (approximately $0.3 million).

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

Impairment of long-lived assets for the 40 week period ended October 4, 2011 was $1.2 million, a decrease of $1.1 million, or 47.1%, compared to $2.3 million for the 40 week period ended October 5, 2010. The decrease in charges for impairment of long-lived assets was primarily related to impairment charges for refranchised stores recognized in the first half of fiscal 2010, which charges did not recur during the same period of fiscal 2011.

Other operating, net

Other operating, net consists primarily of gain or loss on disposals, income from jambacard breakage, store lease termination and closure costs and pre-opening costs. For the 40 week period ended October 4, 2011, other operating, net was expense of $1.5 million, compared to expense of $1.1 million for the 40 week period ended October 5, 2010. The increase in expense is primarily due to a decrease in net gains from store refranchising in 2010 which did not recur in 2011 (approximately $1.8 million) and an increase in preopening costs (approximately $0.4 million), partially offset by decreases in lease termination and store closure costs (approximately $1.8 million).

Interest expense

Interest expense for the 40 week periods ended October 4, 2011 and October 5, 2010 was $0.5 million and $0.4 million, respectively.

In addition, during the 40 week periods ended October 4, 2011 and October 5, 2010, we paid cash dividends on the Series B Preferred Stock totaling $1.2 million and $1.9 million, respectively.

Income tax expense

We have recorded a tax benefit of 32.8% for the 40 week period ended October 4, 2011. The effective tax benefit was primarily affected by pretax income, a change in the valuation allowance related to deductible temporary differences originating during the accounting period, the release of uncertain tax benefits on certain tax deductions, state tax credits and related interest as the statutes have expired and foreign withholding taxes in connection with foreign franchise revenue.

We recorded income tax expense of 4.7% for the 40 week period ended October 5, 2010. Our prior year tax rate was primarily affected by pretax loss, a change in the valuation allowance related to deductible temporary differences originating during the accounting period and $165,000 of foreign taxes withheld related to a development agreement in South Korea.

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

System–wide comparable store sales, a non-GAAP financial measure, represents the change in year-over-year sales for all Company and Franchise Stores opened for at least 13 full fiscal periods and are based on sales by both company-owned and franchise-operated stores, as reported by franchisees.

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

The following table sets forth operating data that do not otherwise appear in our consolidated financial statements as of and for the 12 and 40 week periods ended October 4, 2011 and October 5, 2010:

	12 Week Period Ended		40 week Period Ended
	October 4, 2011	October 5, 2010	October 4, 2011	October 5, 2010
Percentage change in Company Store comparable sales (1)	3.3%	(2.7)%	3.2%	(2.8)%
Percentage change in Franchise Store comparable sales (2)	4.2%	(0.0)%	3.3%	(2.5)%
Percentage change in system-wide comparable sales (2)	3.7%	(1.7)%	3.3%	(2.7)%
Total Company Stores	310	378	310	378
Total Franchise Stores	452	364	452	364
Total Stores	762	742	762	742

(1)	Percentage change in Company Store comparable sales compares the sales of Company Stores during a 12 and 40 week period in 2011 to the sales from the same Company Stores for the equivalent period in the prior year. A Company Store is included in this calculation after its thirteenth full fiscal period of operations. Sales from Franchise Stores are not included in the Company Store comparable sales.
(2)	Percentage change in system-wide comparable sales compares the combined sales of Company and Franchise-operated Stores during a 12 and 40 week period in 2011 to the combined sales from the same Company and Franchise-operated Stores for the equivalent period in the prior year. A Company or Franchise-operated Store is included in this calculation after its thirteenth full fiscal period of operations.

The following table sets forth certain data relating to Company Stores and Franchise Stores for the periods indicated:

	October 4, 2011	October 4, 2011	October 5, 2010	October 5, 2010
	Domestic	International	Domestic	International
Company Stores:
Beginning of period	351		478
Company Stores opened	9		1
Company Stores closed	(8)		(13)
Company Stores sold to franchisees	(42)		(88)

Total Company Stores	310		378

Franchise Stores:
Beginning of period	391	1	260	1
Franchise Stores opened	20	9	18
Franchise Stores closed	(11)		(3)
Franchise Stores purchased from Company	42		88

Total Franchise Stores	442	10	363	1

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Summary

The following table summarizes our cash flows for the 40 week periods ended October 4, 2011 and October 5, 2010 (in thousands):

	40 week Period Ended October 4, 2011	40 week Period Ended October 5, 2010
Net cash provided by operating activities	$2,630	$5,406
Net cash (used in) provided by investing activities	(5,726)	3,989
Net cash used in financing activities	(1,108)	(1,937)

Net (decrease) increase in cash and cash equivalents	$(4,204)	$7,458

Operating Activities

Net cash provided by operating activities decreased by $2.8 million for the 40 week period ended October 4, 2011, compared to the 40 week period ended October 5, 2010, primarily due to decreased cash flows associated with a reduction in our operating assets and liabilities (approximately $6.3 million), partially offset by the change from net loss to net income adjusted for noncash items (approximately $3.5 million). Our decreased cash flows were primarily due to our decision not to repeat, in 2010, the holiday season Jambacard program we established with Costco in 2009, and payments to complete payouts for terminated leases. Our increased cash flows were associated with fees from our franchisees and licensees as we expanded our franchise store base and consumer products licensing program. We recorded proceeds from Costco of approximately $6.2 million from sales of jambacards during the 40 week period ended October 5, 2010.

The amount of cash used in our operating activities during any particular quarter is highly subject to variations in the seasons, with the first and fourth quarters of the fiscal year encompassing the winter and holiday season when we traditionally generate our lowest revenue, and our second and third quarters of the fiscal year encompassing the warmer seasons where a significant portion of our revenue and cash flows are realized. For more information on seasonality, refer to the section below entitled “Seasonality and Quarterly Results.” We also expect to have increased expenditures during the first part of the fiscal year as we invest in product development and domestic expansion with the goal to have new products released and new stores open by mid-year to take advantage of the busier summer months.

Investing Activities

Net cash used in investing activities during the 40 week period ended October 4, 2011, was $5.7 million compared to cash provided by investing activities of $4.0 million during the 40 week period ended October 5, 2010. The resulting increase of $9.7 million in cash used in investing activities was primarily due to a decrease in proceeds received from the refranchising initiative (approximately $9.4 million) and a net increase in spending on company-owned store capital (approximately $0.3 million).

In fiscal 2011, we expect capital expenditures to be between $9 million to $10.5 million depending on our liquidity needs, including investing in improvements to our technology infrastructure and maintenance capital. We expect to open up to nine new Company Stores as we focus our growth on franchise development.

Financing Activities

Net cash used in financing activities decreased $0.8 million for the 40 week period ended October 4, 2011, compared to the 40 week period ended October 5, 2010. The decrease was primarily due to a decrease in preferred stock dividend payments (approximately $0.6 million), due to the conversion of shares of preferred stock to common stock and a reduction in capital lease payments (approximately $0.2 million).

Capital Resources

As of October 4, 2011, we had cash and cash equivalents of $24.8 million compared to $29.0 million as of December 28, 2010. Our primary sources of liquidity are the remaining cash on hand, proceeds from the sale of Company Stores as part of our refranchising initiative, which concluded during the first quarter, and cash provided by operating activities. As of October 4, 2011, we held $1.4 million in restricted cash, which represented cash held in money market accounts to collateralize our letters of credit. While we have completed our refranchising initiative and do not anticipate further proceeds from the sale of additional Company Stores, we expect that our cash on hand and cash flows provided by operating activities will be sufficient to fund our working capital and general corporate needs, our Series B Preferred Stock dividend payments and our non-discretionary capital expenditures for the foreseeable future. In the future, we may also enter into a credit facility, and equipment leasing arrangements as permitted under our Securities Purchase Agreement for our Series B Preferred Stock to the extent such financing is available on favorable terms. During September, 2011, we resumed our Costco jambacard program for the 2011 holiday season, where we sell jambacards to Costco who resells them to its customers. The adequacy of our available funds will depend on many factors, including the macroeconomic environment, the operating performance of our Company Stores, the successful expansion of our franchise and licensing programs, the successful rollout and consumer acceptance of our new beverage and food initiatives. Given these factors, our foremost priorities for the near term continue to be preserving and generating cash sufficient to fund our liquidity needs.

Contractual Obligations

There have been no significant changes to our contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 28, 2010, other than obligations with respect to dividends payable in connection with, or payments for redemption of our outstanding Series B-1 and Series B-2 Preferred Stock. The decreases in the obligations relating to our preferred stock were a result of voluntary conversions of some of the shares of previously outstanding preferred stock into common stock by the holders thereof that occurred after December 28, 2010.

	Payments Due by Period (in 000’s)
	Total	Less Than 1 Year	1 - Less Than 3 Years	3 - Less Than 5 Years	5 or More Years
Series B redeemable preferred stock redemption	$19,365	$—	$—	$19,365	$—
Dividends for Series B redeemable preferred stock	$7,358	$1,549	$3,098	$2,711	$—

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

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 4, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended October 4, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of November, 2011.

JAMBA, INC.

By:	/S/ JAMES D. WHITE
James D. White
Chairman of the Board, Chief Executive Officer and President (Duly Authorized Officer)

By:	/S/ KAREN L. LUEY
Karen L. Luey
Chief Financial Officer, Chief Administrative Officer and Executive Vice President
(Principal Financial Officer and Chief Accounting Officer)