Form 10-K
period 2012-01-03
JAMBA, INC.
filed 2012-03-09
CIK 1316898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates as of the last day of the registrant’s second fiscal quarter ended July 12, 2011 was $131,137,867 (based upon the closing sales price of registrant’s common stock on such date). For purposes of this disclosure, shares of common stock held by persons who held more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock of Jamba, Inc. issued and outstanding as of March 1, 2012 was 67,292,829.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended January 3, 2012, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

JAMBA, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JANUARY 3, 2012

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

Background of Jamba, Inc.

Jamba, Inc. owns and franchises, on a global basis, Jamba Juice stores through its wholly-owned subsidiary, Jamba Juice Company. Jamba Juice Company is a leading restaurant retailer of better-for-you specialty beverages and food offerings which include great tasting fruit smoothies, fresh squeezed juices, hot teas, hot oatmeal made with organic steel cut oats, fruit and veggie smoothies, Fit’n Fruitful™ smoothies with Weight Burner Boost™, Whirl’ns™ Frozen Yogurt, breakfast wraps, side salads, sandwiches, California Flatbreads™, and a variety of baked goods and snacks. Jamba Juice Company has expanded the Jamba brand by licensing its trademark to sell consumer packaged goods through retail channels such as grocery, mass, club and convenience.

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

Narrative Description of Business

As of January 3, 2012, there were 769 Jamba Juice stores globally, consisting of 307 Company-owned and operated stores (“Company Stores”),443 franchise-operated stores (“Franchise Stores”) in the United States, and 19 international Franchise Stores (“International Stores). As of January 3, 2012, Jamba Juice had a retail consumer products program that included ten license agreements covering a variety of consumer packaged goods (“CPG”).

The BLEND Plan—Our Strategic Priorities

The BLEND Plan continues to guide the Company’s strategic plan to successfully transform the Jamba brand from a made-to-order smoothie company to a globally recognized healthy, active lifestyle brand. In January 2009, we established initiatives under BLEND Plan 1.0 targeted towards the financial and strategic turnaround of the Company. During the subsequent years through 2011, we believe we achieved all the milestones related to BLEND Plan 1.0. As a result, our strategic plan has evolved and our focus is now on accelerating the growth of the Jamba brand and expanding the business model. The key components of our plan are driving brand strength, improving store economics, accelerating store or unit development and expansion of our CPG program, and are captured in our BLEND Plan 2.0:

•	make Jamba a top-of-mind healthy food and beverage brand;

•	embody a healthy, active lifestyle at store level and broadly across the enterprise;

•	accelerate global retail growth through new and existing formats;

•	build a global CPG platform in Jamba-relevant categories; and

•	pursue new ways to reduce costs and drive productivity.

These strategic priorities support the Company’s mission to grow and develop Jamba as a premier healthy, active lifestyle brand, by offering consumers differentiated products and experiences at Jamba Juice stores and through other retail distribution channels. One of the keys to our success is the Jamba culture, a unique set of core values and actions that manifest themselves in team members executing at the highest levels of service while expressing their passion for the brand.

Make Jamba a top-of-mind healthy food and beverage brand

We have traditionally provided a range of freshly blended beverages, baked goods and snacks in our stores. Product innovation is a high priority at the Company. Our menu items are designed to offer our customers products that are relevant to pursuing a healthy, active lifestyle. Our research and development team, composed of food scientists, quality assurance specialists and food industry experts, is continually developing and testing new and improved menu items that support not only the integrity of the Jamba Juice brand but our commitment to offering great tasting innovative products made from high quality ingredients.

We utilize premium ingredients in our menu offerings and other products. We offer a range of high-quality, packaged, good-for-you snacks. The items in our food portfolio are continually being refined and optimized. We continue to believe there is consumer demand for better-for-you on-the-go food items that is not being fulfilled by other quick service restaurants. Our menu options meet our four mandatory core standards: no trans fat, no high fructose corn syrup, no artificial preservatives, and no artificial flavors. Our goal is for Jamba Juice to be the leader in the specialty, better-for-you beverage retailer segment.

Our research and development team continually seeks to enhance the product offerings available to customers, and where possible, reduce product and labor costs. Our research and development process includes both the development of new products and the optimization of existing menu items to ensure only the most appealing products are developed and offered to customers. We are passionate about creating differentiated, healthy, active lifestyle products that meet an even greater breadth and depth of customer health and wellness needs. There is no certainty that product development efforts will lead to the introduction and success of new product offerings or a potential increase in operating margins.

We continuously seek to optimize our products and develop new ones to help create points of differentiation, optimize day-parts and operating efficiencies, encourage habitual behavior and mitigate weather and seasonality. Examples of products we introduced in 2011 are:

•	New product platforms:

•

Fruit & Veggie smoothie platform which provides at least three full servings of fruits and vegetables in a delicious smoothie and speaks to consumers’ needs for a convenient way to increase their intake of both fruits and vegetables. These smoothies, which also meet the USDA school guidelines for healthy products, offer food service directors participating in our school lunch program another solution to providing children with healthier menu offerings.

•

Whirl’ns™ Frozen Yogurt, a line of ten signature specialty frozen yogurt flavors found only at Jamba Juice to meet consumer needs for a better-for-you treat, particularly in the evening day-part. This line is currently available in 157 California locations.

•

Breakfast wraps, a line of three savory scrambled egg whites mixed with other delicious ingredients wrapped in a warm tortilla. The wraps currently available include Turkey n’Sausage, Southwestern Chicken Chorizo and Spinach n’ Cheese.

•	Seasonally relevant limited time offerings, including:

•

Probiotic Fruit and Yogurt Blends, which are healthy, refreshing yogurt smoothies made with Jamba Juice’s Probiotic Boost offered in three flavors—Vibrant Blueberry™, Strawberries Alive™ and Thrivin’ Mango™. The smoothies are made with fresh nonfat yogurt, soymilk and whole fruit, with a Probiotic Boost. These Fruit Blends are an effective way to help support the immune system and digestive health. Probiotic Fruit and Yogurt Blends rolled out in early 2011 as a seasonal limited time offer across the entire system.

•

Fruit Refreshers made with coconut water, which are thirst quenching and hydrating fruit beverages with essential electrolytes. Refreshers are offered in three flavors—Purely Pineapple, Tropical Mango and Strawberry Lemonade. The Fruit Refreshers deliver the natural hydration benefits of coconut water and provide a convenient way to stay hydrated.

•

New holiday beverages including the Apple Cinnamon Cheer™ smoothie and a boosted hot drink, The Chillbuster™. The Apple Cinnamon Cheer™ smoothie continues Jamba Juice’s tradition of offering a healthier alternative to indulgent holiday treats. The Chillbuster™ is Jamba Juice’s twist on a classic hot apple cider to ward off the wintry chills, and is pre-boosted with immunity and antioxidant Power boosts, delivering a soothing beverage rich in antioxidants.

All our products are rigorously tested prior to roll-out. In 2010, we established the “iDistrict” (Innovation District), a group of Company Stores. We test all major process enhancements, promotions, and product initiatives at the iDistrict stores. The testing of new initiatives in our iDistrict stores allows us to rapidly integrate relevant store and customer feedback and to quickly make adjustments to improve the quality of products and processes we ultimately deliver to the system. During 2011, the iDistrict was used to validate several new platform ideas including our breakfast wraps, which were rolled out to the entire system during the fall. This new platform complements our already strong breakfast offering of slow-cooked oatmeal, freshly squeezed juices, Fruit & Yogurt parfaits and hot beverages.

Embody a healthy, active lifestyle at store level and broadly across the enterprise

We were founded on the belief that maintaining a balance of physical activity, good nutrition, and community involvement are critical to healthy living. Our focus is on how we communicate with consumers, and how we engage them on achieving and maintaining a healthy, active lifestyle. Our recently announced Live Fruitfully™ consumer marketing campaign, along with our Ambassadors of Wow and two Company spokespersons, tennis star Venus Williams and nutrition expert Tara Gidus, will continue to educate and inspire consumers on leading a healthy, active lifestyle. In addition, we are planning to significantly increase the nutrition education and product training provided to our team members to build their knowledge.

Our strategy of engaging customers in healthy lifestyle activities is a continuation of our focus on improving the quality and consistency of customer service at our stores. We believe our continued focus on our customers, including encouraging them to lead a healthy, active lifestyle, will lead to an enhanced brand experience, thereby heightening customer loyalty and satisfaction, and ultimately increasing frequency of visits and our market share.

Our commitment to health and wellness in schools is evidenced in the growth of our participation in school lunch programs in over 40 California school districts. Another component of our community engagement effort is the enhancement of our fundraising opportunities for non-profit organizations. We continue to work with a variety of non-profit organizations, including the National Parent-Teacher Association and the National Gardening Association, to provide fundraising opportunities for school and youth oriented programs. We also sponsor a grant program to promote nutrition education and gardening among youth organizations and schools through KidsGardening.org, a division of the National Gardening Association.

During 2011, we launched a social responsibility program called Team Up for a Healthy America, with the aim of raising consumer awareness of Jamba’s focus on critical national health issues. This program gained nationwide attention as a result of our partnership with several organizations including National Geographic Kids, the Women’s National Basketball Association (WNBA), the U.S. Water Polo Association, the Girl Scouts of America and our Company spokesperson, Venus Williams.

Our mission to inspire and simplify healthy living extends to our Company Store team members, who enjoy access to a broad offering of benefits in support of maintaining a healthy, active lifestyle. During 2011, Jamba was named one of the San Francisco Bay Area’s healthiest employers by The Silicon Valley/San Jose Business Journal and the San Francisco Business Times.

Accelerate global retail growth through new and existing formats

The focus of our global retail expansion is the development of traditional and non-traditional Franchise Stores. We believe this franchise strategy will better position us for growth in market share, reduce capital outlays, provide better overall margins, allow us to open more locations at an accelerated rate, increase our brand presence to support other Company initiatives such as consumer products licensing, and increase customer frequency.

A primary goal of the Company is to grow the Jamba brand by establishing more points of distribution inherently giving us a broader brand awareness and deepening brand loyalty by making it easier for consumers to access and enjoy all the products and services Jamba has to offer. We believe we have significant market expansion opportunities globally.

Jamba Juice—Domestic

We have grown our concept and brand through Company Store and Franchise Store locations. As of January 3, 2012 there were 750 Jamba Juice store locations in the United States consisting of 307 Company Stores and 443 Franchise Stores operating in 25 states. Of the 750 locations, 394 stores are located in California, of which 292 are Company Stores and 102 are Franchise Stores. We lease the real estate for all of our Company Stores. Our market planning has shown that there is potential for at least 2,700 total Jamba Juice stores in the United States, all of which we believe can be profitable and would meet our current store opening criteria. During 2011, Franchisees opened 22 new Franchise Stores, closed eight Franchise Stores, and acquired 42 Company Stores, which are now operating as Franchise Stores. We also converted four Franchise Stores to the JambaGo format. As a result, Franchise Stores represented approximately 60% of the Jamba Juice system as of January 3, 2012.

We generally characterize our stores as either “traditional” or “non-traditional” locations. A traditional location is characterized as a business premises that exists primarily as a Jamba Juice store. Traditional stores average approximately 1,200 — 1,400 square feet in size. These stores are located either in major urban centers or in suburban strip mall centers. As of January 3, 2012, there were 583 traditional Jamba Juice store locations.

A non-traditional location is characterized as a Jamba Juice store located within another primary business in conjunction with other businesses or at institutional settings such as colleges and universities, entertainment venues, shopping malls, transportation centers, supermarkets and airports. A “captive” audience is a common characteristic of non-traditional locations. We believe one benefit of the development of non-traditional stores is to increase awareness of the Jamba Juice brand to complement the traditional stores in the area. As of January 3, 2012, there were 167 non-traditional Jamba Juice store locations.

We continue to innovate in the design of traditional and non-traditional stores as well. Our goal is to vary the size and format of our stores to allow us to locate them in or near a variety of settings. As a result, the typical costs to construct a Jamba Juice non-traditional store ranges from $185,000 to $408,000 and the typical costs to construct a traditional Jamba Juice store ranges from $264,000 to $462,000. Our flexibility in store construction enables us to develop stores in a variety of venues, broadening the visibility of the Jamba brand and giving more customers easier, more convenient access. In turn, we hope format flexibility will help us to attract qualified franchisees and to assure them of potentially achieving a higher return on their investment in capital expenditures.

In October, 2011, we announced the test of a new growth concept called JambaGo™. This growth concept is an innovative express service utilizing compact technology to make select smoothie flavors in “stations” using pre-packaged ingredients. This new concept will enable Jamba to rapidly expand brand presence. The JambaGo platform targets venues servicing captive audiences with greater demand for higher volumes where the need for high-speed service is essential and where a full-sized Jamba Juice store or kiosk would not be feasible. Such venues include schools, grocery and convenience stores, stadiums, theaters, event centers and select airport locations. As of January 3, 2012, there were 35 JambaGo locations in six states.

Through our franchising program, we offer franchisees choices in store format and number of stores they wish to operate including (i) traditional store venues such as single store franchises, (ii) nontraditional store venues such as mall, university, supermarket or transit hub locations, and (iii) multi-unit license agreements which grant the franchisee exclusive rights to develop and operate a specified number of stores within a specified period of time within a specified geographic area, which we call area development agreements.

Our current traditional store franchise agreement provides for an initial 10-year term. The agreement is renewable for two consecutive 10-year terms, subject to various conditions and state law. The royalty rate in the current franchise agreement for domestic locations is generally 5.5% — 6% of revenue, with franchisees required to contribute up to an additional 4% of revenue to a company-administered advertising fund. At the present time, in general, we are charging 2% of revenue as the marketing contribution for our traditional store franchisees. Traditional store franchisees are also expected to spend 1.5% of sales on local marketing efforts. There is typically up to a one-mile geographic radius restriction for traditional stores in non-downtown areas. The royalty rates and marketing contributions for non-traditional stores vary depending upon type (transit hub, college or university or supermarket). Franchisees typically pay an initial fee of $20,000 or $25,000 for traditional store locations, and an initial fee ranging from zero to $15,000 for non-traditional store locations. We generally do not provide any form of financing to our franchisees.

As of January 3, 2012, we had fifteen area developers with rights to develop additional Franchise Stores pursuant to development agreements. The exclusive territories covered by these agreements include selected markets in the states of Arizona, Colorado, Connecticut, Florida, Hawaii, Illinois, Indiana, Kentucky, Louisiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, Ohio, Oregon, Pennsylvania, Utah, Washington State, Washington D.C., and Wisconsin. These developers had contractual commitments to open an aggregate of 78 new Franchise Stores in their respective territories over the next several years. Eight of the fifteen development agreements were entered into in connection with refranchising transactions, where a purchaser of Company Stores also agreed to develop new Franchise Stores.

Area developers typically enter into a separate franchise agreement for each store opened. Under typical development agreements, upon execution of the multi-unit development agreement, the area developer generally pays, as a development fee, one-half of a $20,000-$25,000 initial fee, or $10,000-$12,500, for each store required to be developed. Area developers are obligated to finance their own build-out of each store location according to our specifications.

We also continue to strengthen our relationships with beverage and food concessionaires operating at non-traditional venues such as colleges, universities, airports and other transit hubs, and other retail and entertainment venues to help maximize our non-traditional franchise development. In addition to our own efforts, we are approached by sophisticated concessionaires and contract feeders whose independent research has identified us as ideal for locations such as colleges and universities, sport venues, airports, and other non-traditional venues where they have exclusive rights from venue owners to develop. When it fits our expansion strategies, these opportunities are incorporated into our own plans.

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

Under our refranchising initiative, which was announced in May 2009 and concluded in April 2011, we sold 174 Company Stores to new or existing franchisees. Such sales have helped us to accelerate growth, achieve certain operational efficiencies, and position franchisees and aspiring area developers with local or regional expertise to succeed by providing a core of established stores within their exclusive development area. In many refranchising transactions, we entered into development agreements committing buyers to build additional Franchise Stores in the regions their purchased stores occupy. In addition, as part of these refranchising transactions, buyers of mature Company Stores are obligated to refresh and refurbish these stores.

Jamba Juice—International Franchising

We have accelerated our international growth agenda, resulting in the increase of our International Store count from one store as of December 28, 2010 to 19 stores as of January 3, 2012. As of January 3, 2012, there were Jamba Juice locations in South Korea, the Philippines, Canada and the Bahamas.

In 2010, we signed a master development agreement with SPC Group, a leading specialty food company in South Korea with over 4,500 retail locations across several brands, to develop 200 Jamba Juice stores in South Korea over the next 10 years. The first Jamba Juice store opened at the Incheon airport in January 2011. By January 3, 2012, there were 16 Jamba Juice stores operating in the South Korea market.

In April 2011, Jamba announced a master development agreement with Max’s Group of Companies, a well-established restaurant and franchise operator, to develop 40 stores in the Philippines over the next 10 years. The first store opened in Manila in November 2011. In May 2011, we signed a master development agreement with Canadian Juice Corp., the principals of which are world leaders in the frozen yogurt category with over 1,200 stores in 25 countries, to develop 80 Jamba Juice stores over the next 10 years. The first Jamba Juice store opened in Toronto in October 2011. We work closely with all our international partners to build the Jamba Juice brand and implement the Jamba Juice system locally, and to maximize revenue and margin growth opportunities, recognizing commercial, cultural and dietary diversity in each market.

Our brand and products have international appeal and we continue to engage in discussions with additional potential partners regarding the expansion of Jamba Juice stores into more international markets. The success of further international expansion will depend on, among other things, local acceptance of the Jamba Juice concept and menu offerings, and our ability to attract qualified franchisees. Our agreements take the form of development and franchise agreements under which we typically receive an initial territory fee, store opening fees, and ongoing royalty revenues based on a percentage of sales.

Build a global CPG platform in Jamba-relevant categories

Extending the Jamba brand into mass retail across all 50 states by continued development of CPG solutions provides significant business opportunities. As of January 3, 2012, we had license agreements in place reflecting over 30 individual products, where we receive ongoing royalties based on a percentage of wholesale product sales. These include Jamba-branded make-at-home frozen smoothie kits, frozen yogurt novelty bars, all natural energy drinks, coconut water fruit juice beverages, functional daily Brazilian super fruit shots, boosted trail mixes and functionally boosted fruit cups. Significant retail distribution gains were realized in 2011, growing to approximately 30,000 points of distribution as of January 3, 2012, up from 10,000 in the prior year. Two of our licensing partners, Inventure Foods and Oregon Ice Cream, led the growth with key retail partners across grocery, mass and club channels.

During the fourth quarter of 2011, we signed license agreements with Bare Fruit LLC to develop a line of all natural bake-dried, 100% fruit chips and with Core-Mark Holdings Company, Inc. to create wraps and sandwiches for the convenience channel. Discussions with potential licensees regarding new and complementary product categories are ongoing.

Our CPG products will help extend Jamba brand accessibility, offer additional product solutions and increase usage occasions. In addition, we believe the growth in our CPG platform will help reinforce Jamba as a healthy, active lifestyle brand with products that are better-for-you, convenient and portable. All of our agreements to date have been structured as license agreements, whereby we receive ongoing royalties based on a percentage of product sales. In the future, to support and optimize our brand extension, we may structure these relationships in other ways such as joint venture agreements, co-packing agreements and sales and distribution agreements.

Pursue new ways to reduce costs and drive productivity

This strategic priority affects all aspects of our system in our efforts to continue to drive store-level profitability and improve returns for Company Stores and Franchise Stores. Strong store-level economics are critical to the Company’s success and therefore management is diligently focused on initiatives to improve these metrics.

During 2011, we introduced innovative technologies, such as Google Wallet for point of sale efficiency. Google Wallet is a virtual wallet that stores customer payment information, enabling customers the ease and speed of paying in-store by tapping their mobile devices at the point of sale terminal.

In February 2011, we announced an alliance with SYGMA, a subsidiary of Sysco, a global leader in foodservice distribution. The alliance has allowed us to reduce costs and improve our overall service due to SYGMA’s strong national distribution network. In December 2011, we expanded our alliance to increase Jamba’s system-wide access to SYGMA’s highly efficient freight and logistics technology to ensure delivery of the right product at the right time at the right price. This alliance is expected to help us to meet our efficiency goals. We also utilize workforce management technology to help optimize work schedules, resulting in improved productivity and reduced labor costs as well as improved customer service.

We also monitor our general and administrative expenses so that we may better leverage our existing infrastructure in support of our growth strategy. We continue to look for opportunities, including the use of innovative technological solutions, for functional improvement in order to drive down expenses and improve productivity.

Store Operations

Franchise Store Management

We continuously review Franchise Store operations, principally through our Regional Franchise Leaders, who are Company representatives, who make both scheduled and unannounced visits of Franchise Stores. Our Regional Franchise Leaders help us to ensure that only approved products are in use and that our prescribed operations practices and procedures are being followed in our Franchise Stores. We can terminate a franchise agreement if a franchisee does not operate and maintain a Franchise Store in accordance with our requirements. We also review the financial health of our franchisees through business and financial reviews. We maintain a Franchise Advisory Council (“FAC”). The FAC formalizes a channel of communication through a representative group of franchisees to provide advice, counsel and input to us on important issues impacting the business.

We have leveraged technology to improve communications, training and collaboration with our stores and franchisees. As of January 3, 2012, the Jamba system had approximately 60% Franchise Stores and 40% Company Stores. Our ongoing commitment to building strong relationships with our franchisees has enabled better two-way feedback that has helped us to identify best practices and to facilitate more effective and efficient launch of new products and marketing campaigns.

Company Store Management

We believe operational excellence throughout the Jamba system is vital to the Company’s success. Our Company Store field and store operations team plays a critical role in maximizing the performance of our stores across the system. We recruit and retain leaders with broad experience in management and our industry. Our field leadership consists of a combination of Regional Directors of Operations and District Managers to support our Company Store operations.

Our typical Company Store operations team consists of a combination of a General Manager at each store, two to four Shift Managers and approximately 10 to 20 team members depending on the time of year. We continually evaluate opportunities to optimize our labor planning algorithms further to achieve optimal staffing levels throughout the day, which may help us reduce staffing costs at certain stores under certain circumstances.

A major aspect of our BLEND Plan is to continue to improve the level and consistency of customer service at our stores. We are devoting significant resources to ensure that all stores across the system offer a superior customer experience, including engaging customers on healthy, active lifestyle activities. Our store excellence guide is designed to improve operational execution and performance by establishing comprehensive standards which we expect all of our stores to achieve and maintain. We also instituted a bonus program for Company Store managers that rewards customer service goal achievements. These factors have both positively impacted customer satisfaction during the year and better positioned the Company to ensure that all stores in the Jamba system are delivering against the key drivers of customer satisfaction on a consistent basis. We believe team members are the key to our success and support the development of a culture that fosters personal interaction, mutual respect, trust, empowerment, enthusiasm and commitment.

Maintaining a culture that embodies healthy, active lifestyle in an authentic, fun, friendly and efficient manner in Company Stores as well as Franchise Stores is essential as we continue to expand, and we believe that it is critical to developing our brand and ensuring our continued success.

Training

We conduct various training programs for franchisees, team members, support center staff and our leadership team. We are dedicated to providing a meaningful experience for all employees, with ample opportunity to develop leadership skills as they move up through the organization. Our training programs include formal programs such as the Manager-in-Training programs for new managers and informal one-on-one discussions held between General Managers, District Managers and Regional Directors of Operations. All of our training programs reinforce the importance of strong customer service and sales skills. We also make training materials and best practice information available to our franchisees to help create, preserve, and support a singular culture of excellence within all of the stores that comprise our system.

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

Advertising and Marketing

We encourage consumers to Live Fruitfully™, by embracing healthy eating habits and engaging in an active lifestyle. In 2011, we launched an “Ambassadors of Wow” contest on Facebook where fans had the chance to become national and local Ambassadors of the Jamba brand. We have over 100 Ambassadors who are passionate, enthusiastic and live a healthy, active lifestyle.

We have many communication touch points with our consumers and are able to leverage these touch points across our entire system. Promotional events and new product campaign launches are vehicles to drive traffic and awareness. We also use social media outlets to encourage greater frequency of visits by existing customers and to drive trial and awareness among potential new customers. Currently, we have over 1.2 million fans who “like” us on Facebook and over 19,000 followers on Twitter.

We launched a social responsibility program called Team Up for a Healthy America™, with the aim of raising awareness of Jamba among consumers and informing them about our focus on critical national health issues like childhood obesity and associated health risks. This program gained nationwide attention as a result of our partnership with several organizations including National Geographic Kids, the WNBA, the U.S. Water Polo Association, the Girl Scouts of America, our Company spokesperson Venus Williams, and a number of other organizations. The promotional activity coupled with our public relations efforts enabled us to reach over eight million households with our brand message, significantly raising awareness of Jamba as a mission-based brand and socially responsible company.

In general, both Company and Franchise Stores currently contribute 2% of sales to a national marketing fund and are also expected to spend an additional 1.5% of sales on local marketing efforts. In addition, we plan to develop regional advertising initiatives to assist certain regions to meet their local marketing spending obligations. We engage in marketing campaigns to enhance national brand awareness by such means as radio, email, online and other advertising media.

We also benefit from national media attention related to our programs. We have been featured in stories appearing in nationally syndicated journal and newspapers, including Nation’s Restaurant News, Franchise World, Success Magazine, QSR Magazine, and The Wall Street Journal. We have also received product placement in television shows and feature films. Our participation in local fundraising events also helps capture a significant amount of coverage from local television and radio stations.

Product Supply

We are committed to providing only the finest smoothies, juices and other food products. Smoothie and juice products depend heavily upon supplies of fresh and individually quick frozen (“IQF”) fruit. The quality of each smoothie depends to a large degree on the quality of the basic fruit ingredients from which it is made. It is essential that the supply of fruit is of the highest quality and is consistent throughout the year. To achieve these goals we purchase our projected requirements for the coming year from suppliers at the height of the season. The supply and price of fresh and IQF fruit are dependent upon the supply and demand at the time of purchase and are subject to volatility. Supply and price can be affected by multiple factors in the producing regions, including weather, natural disasters and regional political and economic conditions.

We buy certain fruits and dairy using fixed priced or to-be-fixed priced purchase commitments to secure adequate supply of quality ingredients for our products. As a result, we have purchase obligations with certain suppliers for certain fruits and dairy for various terms typically ranging from one year to five years. Also, we have one contract with a supplier for a 15 year term that ends in 2024. These contracts are commitments to purchase a minimum amount of fruit and other items used in the production of our products and the aggregate costs are estimated at $83.3 million.

Southwest Traders, Inc. is a distributor of proprietary products to our Company Stores and Franchise Stores. Southwest Traders distributed ingredients that made up approximately 94% of cost of goods for Jamba Juice Company during 2011. We have signed distributor agreements with SYGMA, a subsidiary of Sysco, and with U.S. Foods; both are leaders in selling, marketing and distributing food products to restaurants and other facilities. Our plans include leveraging the new arrangements across our entire system. Our distributors do not manufacture or negotiate pricing agreements for products sold in our stores. They serve solely in a warehousing and distribution capacity.

Our supply chain and purchasing organization is partly funded by all stores across the Jamba system. This contributes to funding procurement and management of our supplies and supports our suppliers. The program allows for a mark-up of certain products purchased by Company Stores and Franchise Stores, which is subsequently rebated back to the Company by the supplier.

Competition

The retail beverage and food industry is highly competitive and fragmented. Restaurants compete based on a number of factors, including quality, price-value relationships, customer service, name recognition, employee hiring and retention and location. We compete with a variety of purveyors of quick, convenient beverage and food products, including quick service restaurants/fast food establishments, coffee shops, donut shops, frozen yogurt shops and grocery stores. While competition in the beverage and food market is fragmented, competition is increasing, and a major competitor with substantially greater resources than the Company could enter the market at any time and compete directly against Jamba Juice stores.

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

We are subject to the U.S. Fair Labor Standards Act, the U.S. Immigration Reform and Control Act of 1986 and various federal and state laws governing various matters including minimum wages, overtime meal and rest periods, accommodations to certain employees, and other working conditions. Complying with these rules subjects us to substantial expense and can also expose us to liabilities from claims for non-compliance. In addition, we pay a significant number of our hourly staff at rates consistent with, but higher than, the applicable federal or state minimum wage. Accordingly, increases in the minimum wage would increase our labor cost. We are also subject to various laws and regulations relating to our current and any future franchise operations. See “Risk Factors—Governmental regulation may adversely affect our ability to open new stores or otherwise adversely affect our existing and future operations and results.”

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

Environmental Matters. We are subject to federal, state and local environmental laws and regulations concerning the use of polystyrene products, and several counties in which our stores are located have already banned the use of our polystyrene cups. As more state and local governments take actions to preserve the environment we may be subject to further bans on the use of polystyrene cups. A federal ban on the use of polystyrene cups would force us to eliminate the use of polystyrene products system-wide. We are actively exploring economically viable alternatives to polystyrene cups, which can provide the same quality and integrity of our frozen smoothies to ensure customer satisfaction.

During 2011, we continued to make progress on certain eco-sustainability initiatives first launched in 2009, focusing on waste reduction and increasing the use of recyclable products. Our green initiatives include the introduction of more environmentally friendly packaging for our products, the launch of several optimization programs to reduce waste, participation in recycling programs, and participation in composting programs of our food waste where it is feasible for us to do so. Among the packaging improvements to date are the introduction of new cup carriers, oatmeal cups and lids, breakfast clear cups and lids, spoons and napkins that are made from recycled material. We have also reduced the amount of corrugated cardboard used for bulk shipping, reduced labeling requirements, and reduced freight, resulting in lower fuel emissions.

Trademarks and Domain Names

The Company owns and/or has applied to register numerous trademarks and service marks in the United States and in other jurisdictions covering additional countries throughout the world. Some of the Company’s trademarks, including Jamba Juice® and the Jamba logo are of material importance to the Company. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained. In addition, the Company has registered and maintains numerous Internet domain names, including “jamba.com” and “jambajuice.com.”

Management Information Systems

Each Company Store has computerized point-of-sale registers which collect transaction data used to generate pertinent information, including sales transactions and product mix. Additionally, the point-of-sale system is used to authorize, batch and settle credit card data. All product prices are programmed into the point-of-sale register from the Company’s corporate office. Franchise Stores generally use the same point-of-sale registers as Company Stores, but may elect to use alternative systems provided Company approval and certain information is shared with the Company. Franchisees set their own menu prices.

Company Stores use the Company’s licensed labor management software to record employee time clock information, schedule labor, and provide management reports. Company Stores and many Franchise Stores use the Company’s licensed food cost management software to improve inventory management and provide management reports.

During 2011, we completed our transition to a customer survey program to more quickly and better monitor the customer experience across the system. Our continued focus on technological and procedural enhancements, in areas such as labor and inventory management, has relieved our store managers from manual administrative tasks and enables them to better focus on delivering exceptional customer service.

Seasonality

Our business is highly subject to day-to-day volatility based on weather and varies by season. A significant portion of the Company’s revenue is realized during the second and third quarters of the fiscal year, which include the summer months. The fourth quarter of the fiscal year, which encompasses the winter months and the holiday season, has traditionally been our lowest revenue volume quarter. To help offset the seasonal nature of our business we have launched our hot beverage platform, including coffee and teas, and a hot, savory breakfast platform and have expanded the number of stores offering our hot oatmeal, sandwiches and California Flatbreads. Our business will likely continue to be subject to seasonal patterns for the foreseeable future, given that the largest portion of our sales continues to be from the sale of smoothies during the warmer parts of the year. Because of the seasonality of the business, results for an individual quarter are not necessarily indicative of the results which may be achieved for the full fiscal year.

Executive Officers

Our executive officers, their respective ages and positions as of March 8, 2012, and descriptions of their business experience are set forth below. There are no family relationships among any of the executive officers named below.

James D. White, Chairman, President and Chief Executive Officer, age 51

Mr. White has served as the Company’s President and Chief Executive Officer since December 2008. From 2005 to 2008, Mr. White was Senior Vice President of Consumer Brands for Safeway, Inc. with responsibility for brand strategy, innovation, manufacturing and commercial sales. From 2002 to 2005, Mr. White was Senior Vice President of Business Development, North America at the Gillette Company.

Karen L. Luey, Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Secretary, age 51

Ms. Luey has served as the Company’s Chief Financial Officer since August 2008, Executive Vice President, Chief Administrative Officer since May 2011, and Secretary since February 2012. She served as the Company’s Senior Vice President from August 2008 to May 2011 and Principal Accounting Officer since April 2007. Ms. Luey joined Jamba Juice Company as Vice President and Controller in April 2007. From 2005 to 2007, Ms. Luey was Vice President, Corporate Controller, and Principal Accounting Officer of LeapFrog Enterprises.

Bruce Schroder, Executive Vice President and Chief Operating Officer, age 52

Mr. Schroder has served as Executive Vice President and Chief Operating Officer of Jamba Juice Company since May 2011. He served as President, Store Operations of Jamba Juice Company from April 2010 to May 2011. From 2008 to 2010, Mr. Schroder was Chief Operating Officer of Adina for Life. From 2007 to 2008, Mr. Schroder served as Chief Operating Officer of Aimco Capital. From 2003 to 2007, Mr. Schroder held various positions with Peet’s Coffee & Tea, lastly serving as Vice President and General Manager, Retail.

Julie S. Washington, Senior Vice President and Chief Brand Officer, age 46

Ms. Washington has served as Senior Vice President and Chief Brand Officer of Jamba Juice Company since January 2012. Ms. Washington joined Jamba Juice Company as Vice President and General Manager, Consumer Products in 2010. During 2008 to 2010, Ms. Washington was Vice President of Marketing at Luxottica Retail. From 2005 to 2007, Ms. Washington was North America Director of Shopper Marketing at Procter and Gamble.

Employees

As of January 3, 2012, we employed approximately 4,900 persons, approximately 190 of whom were at our corporate offices or part of our field, licensing and franchise support and operations. The remainder of the employees was Company Store management and hourly store personnel. The Company also hires a significant number of seasonal employees during its peak selling season during the spring and summer. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good. We place a priority on staffing our stores and support center positions with skilled team members who embrace our culture and invest in training programs to ensure the quality of our store operations.

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

825 Third Avenue, 31st Floor

New York, NY 10022

(646) 277-1212

investors@jambajuice.com

We included the certifications of the Chief Executive Officer and the Chief Financial Officer of Jamba, Inc. relating to the quality of our public disclosure, as required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules, in this Annual Report on Form 10-K as Exhibits 31.1 and 31.2 hereto.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below. If any of the risks and uncertainties described below actually occurs, our business, financial condition and results of operations could be materially and adversely affected. The risk factors listed below, however, are not exhaustive. Other sections of this Annual Report on Form 10-K include additional factors that could materially and adversely impact our business, financial condition and results of operations. Moreover, we operate in a very competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operation.

RISKS RELATED TO OUR BUSINESS

We may not be successful in implementing our strategic priorities, which may have a material adverse impact on our business and financial results.

In fiscal 2011 we implemented our strategic priorities under our BLEND Plan 1.0, which we believed necessary to revitalize the Company for future growth and long-term stockholder value. On January 9, 2012, we announced our strategic priorities under the BLEND Plan 2.0, which we believe accelerates Jamba’s path to a healthy, active lifestyle brand and creates long-term shareholder value, including:

•	make Jamba a top-of-mind healthy food and beverage brand;

•	embody a healthy, active lifestyle at store level and broadly across the enterprise;

•	accelerate global retail through new and existing formats;

•	build a global CPG platform in Jamba-relevant categories; and

•	pursue new ways to reduce costs and drive productivity.

There can be no assurance that we will be able to continue to successfully implement these strategic priorities or whether these strategic priorities will be successful, and a failure of either could impede our growth and operating results.

We have a history of net losses and may incur losses in the future.

We have incurred net losses in each of the last five fiscal years. We may continue to incur net losses in the future and we cannot assure you that we will achieve or sustain profitability.

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

We compete with many well-established companies, food service and otherwise, on the basis of taste, quality and price of product offered, customer service, atmosphere, location and overall consumer experience. Our success depends, in part, upon the popularity of our products and our ability to develop new menu items that appeal to consumers across all four day-parts. Shifts in consumer preferences away from our products, our inability to develop new menu items that appeal to consumers across all day-parts, or changes in our menu that eliminate items popular with some consumers could harm our business. We compete with other smoothie and juice bar retailers, specialty coffee retailers, yogurt and ice cream shops, bagel shops, fast-food restaurants, delicatessens, cafés, take-out food service companies, supermarkets and convenience stores. Our competitors change with each of the four day-parts, ranging from coffee bars and bakery cafés to casual dining chains. Many of our competitors or potential competitors have substantially greater financial and other resources than we do, which may allow them to react to changes in the market quicker than we can. In addition, aggressive pricing by our competitors or the entrance of new competitors into our markets, could reduce our revenue and operating margins.

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

Seasonal factors cause our revenue to fluctuate from quarter to quarter. Because the majority of our revenue results from the sale of smoothies, our revenue is typically lower during the winter months and the holiday season and during periods of inclement weather (because fewer people choose cold beverages) and higher during the spring, summer and fall months (for the opposite reason).

Fluctuations in various food and supply costs, particularly fruit and dairy, could adversely affect our operating results.

Supplies and prices of the various products that we use to prepare our offerings can be affected by a variety of factors, such as weather, seasonal fluctuations, demand, politics and economics in the producing countries. These factors subject us to shortages or interruptions in product supplies, which could adversely affect our revenue and profits. In addition, the prices of fruit and dairy, which are the main products in our offerings, can be highly volatile. The quality of fruit we seek tends to trade on a negotiated basis, depending on supply and demand at the time of the purchase. An increase in pricing of any fruit that we use in our products could have a significant adverse effect on our profitability. In addition, higher diesel and gasoline prices may affect our supply or transportation costs and may affect our profitability. Although we attempt to mitigate the risks of volatile commodity prices and allow greater predictability in pricing by entering into fixed price or to-be-fixed priced purchase commitments for a portion of our fruit and dairy requirements, we cannot assure you that these activities will be successful or that they will not result in our paying substantially more for our fruit supply than would have been required absent such activities. Declines in sales may also adversely affect our business to the extent we have long-term purchase commitments in excess of our needs.

We are primarily dependent upon one supplier for a significant amount of our food distribution for our Company Stores.

For Company Stores, we maintain food distribution contracts primarily with one supplier. This supplier, Southwest Traders, Inc., provided approximately 94% of our cost of goods for fiscal 2011 and 75% of our cost of goods for each of fiscal years 2010 and 2009, which potentially subjects us to a concentration of business risk. If this supplier had operational problems, our operations could be adversely affected.

On December 28, 2011, we announced the signing of a distributor agreement with SYGMA to expand our supply chain distribution alliance to include our franchise markets. SYGMA now services a significant number of Jamba locations nationwide and has opened the door to accelerated Jamba system growth. Although the addition of SYGMA may help to mitigate the risk of significant reliance on one supplier, we cannot assure you that we will be successful or that we will not have to pay substantially more for distributor services should Southwest Traders, Inc. have operational problems.

We may face difficulties entering into new or modified arrangements with existing or new suppliers or new service providers.

If we expand our operations into new geographic areas through new Company Stores, Franchise Stores and/or the JambaGo platform, or introduce new products with special manufacture, storage or distribution requirements, we may have to seek new suppliers and service providers or enter into new arrangements with existing ones. We may also encounter difficulties or be unable to negotiate pricing or other terms as favorable as those we currently enjoy, which could harm our business and operating results. For example, the potential growth in smaller format stores may cause the frequency of shipments to increase and the average number of cases per shipment to decrease, thereby increasing the Company’s per case shipment costs.

The Company’s success depends on the value of the Jamba Juice and Jamba brands.

The Jamba Juice brand practice is to inspire and simplify healthy living. We believe we must preserve and grow the value of the Jamba Juice brand in order to be successful in building our business and particularly in building a consumer products growth platform primarily under the Jamba brand. Brand value is based in part on consumer perceptions, and the Jamba Juice brand has been highly rated in several recent brand studies. We intend to reinforce and extend these perceptions for the Jamba brand to help support our licensing efforts. Our brand building initiatives involve increasing our product offerings, opening new Franchise Stores, expanding the JambaGo platform and entering into licensing arrangements to increase awareness of our brands and create and maintain brand loyalty. Our licensees are often authorized to use our logos and provide branded beverages, food and other products directly to customers. We provide training and support to, and monitor the operations of, these business partners, but the product quality and service they deliver may be diminished by any number of factors beyond our control, including financial pressures. We believe customers expect the same quality of products and service from our licensees as they do from us. Any shortcoming of one of our business partners, particularly an issue affecting the quality of the service experience or the safety of beverages or food, may be attributed by customers to us, thus damaging our reputation and brand value and potentially affecting our results of operations. If our brand building initiatives are unsuccessful, or if business incidents occur which erode consumer perceptions of our brand, then the value of our products may diminish and we may not be able to implement our business strategy.

We may not be able to adequately protect our intellectual property, which could harm the value of our brand and adversely affect our business.

Our intellectual property is material to the conduct of our business. Our ability to implement our business plan successfully depends in part on our ability to build further brand recognition using our trademarks, service marks, trade dress and other proprietary intellectual property, including our name and logos and the unique ambiance of our stores, both domestically and overseas. We have secured the ownership and rights to our marks in the United States and have filed or obtained registrations for restaurant services in most other significant foreign jurisdictions. We undertake similar efforts to protect our brands in other relevant consumer product categories in relevant jurisdictions. If our efforts to protect our intellectual property are inadequate, or if any third party misappropriates or infringes on our intellectual property, the value of our store brand and our consumer products brands may be harmed, which could have a material adverse effect on our business. While we have not encountered claims from prior users of intellectual property relating to restaurant services in areas where we operate or intend to conduct material operations in the near future, there can be no assurances that we will not encounter such claims. If so, this could harm our image, brands or competitive position and cause us to incur significant penalties and costs.

Our business could be adversely affected by increased labor or healthcare costs. Self-insurance plan claims could materially impact our results.

Labor is a primary component in the cost of operating our business. We compete with other employers in our markets for hourly workers and may become subject to higher labor costs as a result of such competition. We devote significant resources to recruiting and training our team members. A considerable number of the team members employed by us are paid at rates related to the federal minimum wage. In 2009, the federal minimum wage increased to $7.25. Additionally, many of our Company Store team members work in stores located in states where the minimum wage is greater than the federal minimum wage and receive compensation equal to the state’s minimum wage. The current California minimum wage is $8.00. Moreover, municipalities may set minimum wages above the applicable state standards, such as in San Francisco, which raised the minimum wage to $10.24 per hour as of January 1, 2012. Any further increases in the federal minimum wage or the enactment of additional state or local minimum wage increases where our employees may be located will increase our labor costs. Competition for employees in various markets could also result in higher required wage rates. Furthermore, the Company is self-insured for team member healthcare and dental benefits. The Company pays a substantial part of the healthcare benefits for team members at the general manager level and above and for those working at the Company’s corporate office. Liabilities associated with the risks that the Company retains are estimated in part, by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The estimated accruals for these liabilities are based on statistical analyses of historical industry data as well as the Company’s actual historical trends. If actual claims experience differs from the Company’s assumptions, historical trends, and estimates, changes in the Company’s insurance reserves could materially impact our results of operations.

The Patient Protection and Affordable Care Act enacted in 2010, as well as other healthcare reform legislation being considered by Congress and state legislatures, may have a material adverse impact on our business. While we are currently evaluating the potential effects of the Patient Protection and Affordable Care Act on our business, the impact could be extensive and will most likely increase our employee healthcare-related costs. While the significant costs of such legislation will occur after 2013 due to provisions requiring phasing-in over time, changes to our healthcare costs structure could have a significant, negative impact on our business.

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

Our operations may be subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, pandemics, fire, earthquake, flooding or other natural disasters. These disruptions can result in, among other things, lost sales when consumers stay home or are physically prevented from reaching our stores, property damage, lost sales when our stores are forced to close for extended periods of time and interruptions in supply when vendors suffer damages or transportation is affected. In addition, our corporate offices and support center is located in Northern California near known earthquake fault lines. If a major earthquake or other natural disaster were to occur in Northern California, our corporate offices and support center may be damaged or destroyed. Such a disruption could result in the temporary or permanent loss of critical data, suspension of operations, delays in shipments of product, and disruption of business in both the affected region and nationwide, which would adversely affect our revenue and results of operations.

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

Our financial performance is highly dependent on stores located in California. Stores located in California comprise over 90% of Company Stores and generate a significant portion of our Company Store revenue. These stores also comprise over 50% of our total system stores. In recent years, California and other states have experienced significant negative economic impact due to the current economic climate. If geographic regions in which we have a high concentration of stores continue to experience significant economic pressures, our sales and operating results could be negatively impacted. In addition, state and local laws, government regulations, weather conditions and natural disasters affecting California and other regions where we have a high concentration of stores may have a material impact upon our operating results.

Acquisitions, joint ventures and strategic investments could result in operating difficulties, dilution and other harmful consequences.

We expect to continue to evaluate and consider a wide array of potential strategic transactions, including acquisitions, joint ventures and strategic investments. At any given time, we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

•	diversion of management time, as well as a shift of focus from operating the businesses to issues related to integration and administration;

•	operating losses and expenses of the businesses we acquire or in which we invest;

•	the potential impairment of tangible assets, intangible assets and goodwill acquired in the acquisitions;

•	the difficulty of incorporating an acquired business into our business and unanticipated expenses related to such integration; and

•	potential unknown liabilities associated with a business we acquire or in which we invest.

Moreover, we may not realize the anticipated benefits of any or all of our acquisitions, joint ventures or strategic investments, or we may not realize them in the time frame expected. Future acquisitions, joint ventures or strategic investments may require us to issue additional equity securities, spend a substantial portion of our available cash, or incur debt or liabilities, amortize expenses related to intangible assets or incur write-offs of goodwill, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders.

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

We rely heavily on information technology and a material failure of that technology could impair our ability to efficiently operate our business.

Our business operations rely heavily on information systems, including point-of-sale processing in our stores, management of our supply chain and distribution system, vendor and franchisee invoicing, and various other processes and procedures. The efficient management of our business depends significantly on the reliability and capacity of these systems, and any related failure and/or breach of security could cause delays in customer service and reduce efficiency in our operations. Significant capital investments might be required to remediate any problems.

Failure to protect the integrity and security of individually identifiable data of customers, vendors or employees could expose us to data loss, litigation and liability, and our reputation could be significantly harmed.

Our business operations might require us to process and/or maintain certain personal, business and financial information about customers, vendors and employees. The use of such information by us is regulated by federal, state and foreign laws, as well as certain third party agreements. If our security and information systems are compromised or if our employees or franchisees fail to comply with the applicable laws and regulations, and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation and result in litigation and settlement costs, damage awards, or penalties and fines. As privacy and information security law and regulations change, we may incur additional costs to ensure that we remain in compliance.

RISKS RELATED TO OUR FRANCHISE BUSINESS

Our growth strategy depends on increasing franchise ownership.

Because our current growth strategy is to emphasize Franchise Store development, we receive an increasingly significant amount of our revenues in the form of royalties from our franchisees. Accordingly, the success of our business is increasingly dependent upon the operational and financial success of our franchisees. This strategy is subject to risks and uncertainties. While our franchise agreements set forth certain operational standards and guidelines, we have limited control over how our franchisees’ businesses are run, and any significant inability of our franchisees to operate successfully could adversely affect our operating results through decreased royalty payments. We may not be able to identify franchisee candidates with appropriate experience and financial resources or to negotiate mutually acceptable agreements with those that do. Our franchisee candidates may not have access to the financial or management resources that they need to open or continue operating the stores contemplated by their franchise agreements with us. In addition, franchisees may not be able to find suitable sites on which to develop new stores or negotiate acceptable lease terms for the sites, obtain the necessary permits and government approvals or meet construction schedules. If our franchisees incur too much debt or if economic or sales trends deteriorate such that they are unable to repay existing debt, it could result in financial distress or even possible insolvency or bankruptcy. If a significant number of our franchisees become financially distressed, this could harm our operating results through reduced or delayed royalty payments or increased rent obligations for leased properties on which we are contingently liable.

Expansion into new geographic markets may present increased risks.

Franchise growth is planned in new geographic areas in the United States and select international markets for fiscal 2012. Our future results, and the results of new Franchise Stores, depend on various factors, including successful selection and expansion into these new geographic markets and market acceptance of the Jamba Juice experience. Those markets may have different competitive conditions, consumer tastes and discretionary spending patterns as compared to existing markets. As a result, those new stores may be less successful than stores in our existing markets. Consumers in a new market may not be familiar with the Jamba Juice brand, and we may need to build brand awareness in that market through greater investments in advertising and promotional activity than we originally planned. Franchisees may find it more difficult in new markets to hire, motivate and keep qualified employees who can project our vision, passion and culture. Stores opened in new markets may also have lower average store revenue than stores opened in existing markets, and may have higher construction, occupancy or operating costs than stores in existing markets. Furthermore, we may have difficulty in finding reliable suppliers or distributors or ones that can provide us, either initially or over time, with adequate supplies of ingredients meeting our quality standards. Revenue at stores opened in new markets may take longer to increase and reach expected revenue levels, and may never do so, thereby affecting our overall royalty income. As with the experience of other retail food concepts that have tried to expand nationally and internationally, we may find that the Jamba Juice concept has limited or no appeal to customers in new markets or we may experience a decline in the popularity of the Jamba Juice experience. Newly opened stores may not succeed, future markets and stores may not be successful and, even if we are successful, our average store revenue, and the royalty income generated therefrom, may not increase and may even decline.

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

Some of our franchisees have been experiencing financial pressures during fiscal 2011. Our franchisees closed eight stores in fiscal 2011, through natural or early expiration of the term of the franchise agreements. Franchisees may close additional stores in the future. Royalty revenues are directly correlated to sales by Franchise Stores and, accordingly, Franchise Store closures have an adverse effect on our total revenue, results of operations and cash flows. Furthermore, an insolvency or bankruptcy proceeding involving a franchisee could prevent us from collecting payments or exercising any of our other rights under the related franchise agreement.

Our refranchising program may not realize the intended benefits.

As of January 3, 2012, we have refranchised 174 Company Stores as a result of our refranchising efforts, resulting in a shift to a greater percentage of Franchise Stores. The conversion of a Company Store to a Franchise Store reduces the total monthly revenue received by us from that store because we receive all of the revenue generated by a Company Store but receive only royalty payments generated by a Franchise Store. While we expect the conversion of a Company Store to a Franchise Store to reduce or eliminate the unreimbursed operating costs we incur in connection with the operation of such store, the future benefit realized from refranchising the store is uncertain and may be less than anticipated, and may not be sufficient to offset the loss of revenue from the conversion of the Company Store.

The success of each transaction and the refranchising program as a whole will depend upon a variety of factors, including, among other things, (1) the franchisees’ ability to (a) effectively operate the stores they purchased and (b) comply with their related contractual obligations to us and third parties, (2) our ability to limit our exposure to contingent liabilities in connection with the sale of our stores and the possibility of franchisee default, and (3) whether the resulting ownership mix of Company Stores and Franchise Stores will allow us to meet our financial objectives. Our existing management, infrastructure, financial, and other resources may be inadequate to absorb a significant default by a franchisee, or to support our franchise growth strategy. In addition, although some buyers in our refranchising transactions have entered into area development agreements to develop and open additional stores, there is no guarantee that the franchisees will succeed in their efforts to open additional stores.

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

Food service businesses can be adversely affected by litigation and complaints from customers or government authorities resulting from food quality, allergens, illness, injury or other health concerns or operating issues stemming from one retail location or a number of retail locations. Adverse publicity about these allegations may negatively affect us, regardless of whether the allegations are true, by discouraging customers from buying our products.

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

We are also impacted by trends in litigation, including class-action allegations brought under various consumer protection and employment laws, including wage and hour laws. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, these proceedings could result in substantial costs and may require that we devote substantial resources to defend our Company and could affect the future premiums we would be required to pay on our insurance policies. Further, changes in governmental regulations could have adverse effects on our business and subject us to additional regulatory actions.

Food safety concerns and instances of food-borne illnesses could harm our customers, result in negative publicity and cause the temporary closure of some stores and, in some cases, could adversely affect the price and availability of fruits and vegetables, any of which could harm our brand reputation, result in a decline in revenue or an increase in costs.

We consider food safety a top priority and dedicate substantial resources toward ensuring that our customers enjoy high-quality, safe and wholesome products. However, we cannot guarantee that our internal controls and training will be fully effective in preventing all food-borne illnesses. Furthermore, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents (such as e. coli, hepatitis A, salmonella or listeria) could occur outside of our control and at multiple locations. Instances of food-borne illnesses, whether real or perceived, and whether at our stores or those of our competitors, could harm customers and otherwise result in negative publicity about us or the products we serve, which could adversely affect revenue. If there is an incident involving our stores serving contaminated products, our customers may be harmed, our revenue may decrease and our brand name and reputation may be impaired. If our customers become ill from food-borne illnesses, we could be forced to temporarily close some stores. In addition, we may have different or additional competitors for our intended customers as a result of making any such changes and may not be able to compete successfully against those competitors. Food safety concerns and instances of food-borne illnesses and injuries caused by food contamination have in the past, and could in the future, adversely affect the price and availability of affected ingredients and cause customers to shift their preferences, particularly if we choose to pass any higher ingredient costs along to consumers. As a result, our costs may increase and our revenue may decline. A decrease in customer traffic as a result of these health concerns or negative publicity, or as a result of a change in our menu or dining experience or a temporary closure of any of our stores, could materially and adversely impact our business, financial condition and results of operations.

Bans on the use of polystyrene products can negatively impact our operating results.

We are subject to regulations regarding the use of polystyrene products, and several counties in which our stores are located have already banned the use of our polystyrene cups. As more state and local governments take similar actions, we may be subject to further bans on the use of polystyrene cups. Although we are currently researching alternative cup materials, a national ban on the use of polystyrene cups would force us to eliminate the use of polystyrene which could potentially increase our costs and create customer satisfaction issues that could materially and adversely impact our business, financial condition and results of operations.

RISKS RELATED TO OWNERSHIP OF COMMON STOCK

Failure of the Company’s internal control over financial reporting could harm its business and financial results.

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes: (i) maintaining reasonably detailed records that accurately and fairly reflect our transactions; and (ii) providing reasonable assurance that we (a) record transactions as necessary to prepare the financial statements, (b) make receipts and expenditures in accordance with management authorizations, and (c) would timely prevent or detect any unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. A significant financial reporting failure could cause an immediate loss of investor confidence in us and a sharp decline in the market price of our common stock.

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

Certain provisions in our corporate documents and Delaware law may delay or prevent a change of control of us, which could adversely affect the price of our common stock. For example, we have adopted a stockholder rights plan, commonly known as a “poison pill,” which would make it difficult for someone to acquire the Company without the approval of the Board of Directors. Also, the Company’s amended and restated certificate of incorporation and bylaws include other anti-takeover provisions such as:

•	limitations on the ability of stockholders to amend our charter documents, including stockholder supermajority voting requirements;

•	the inability of stockholders to act by written consent or to call a special meeting absent the request of the holders of a majority of the outstanding common stock; and

•	advance notice requirements for nomination for election to the board of directors and for stockholder proposals.

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

Dividends accrue on shares of our Series B Preferred at a rate of 8% per annum and are payable quarterly in cash at the option of the Company and can increase to 10% in the event the Company fails to satisfy certain obligations. Upon a liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of shares of the Series B Preferred are entitled to receive a liquidation payment prior to the payment of any amount with respect to shares of our common stock. Because of the substantial liquidation preference to which the holders of shares of the Series B Preferred are entitled, the amount available to be distributed to the holders of shares of our common stock upon a liquidation of the Company could be substantially limited or reduced to zero and may make it more difficult to raise capital or recruit and retain key personnel in the future.

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

The holders of shares of the Series B Preferred have substantial voting power on matters submitted to a vote of stockholders and on the composition of our board of directors.

The holders of shares of the Series B Preferred are entitled to vote on all matters on which the holders of shares of our common stock are entitled to vote, voting together with the holders of shares of our common stock as a single class. Each share of Series B Preferred is currently entitled to 100 votes per share, subject to adjustment. As a result, the shares of Series B Preferred currently represent, in the aggregate, approximately 20% of the voting power of our equity securities and therefore have considerable influence in determining the outcome of any corporate transaction or other matter submitted to our stockholders for approval.

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

On or after June 16, 2016, the holders of at least a majority of the then-outstanding shares of Series B Preferred may require us to redeem all or any portion of the outstanding shares of Series B Preferred. The redemption price per share of the Series B Preferred is to be calculated in accordance with the Series B Certificate of Designation.

Depending on our cash resources at the time that this redemption right is exercised, we may or may not be able to fund the redemption from our available cash resources. If we were unable to fund the redemption from available cash resources we would need to find an alternative source of financing to do so. There can be no assurances that we would be able to raise such funds on favorable terms or at all if such funds are required.

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

The Company’s corporate headquarters is located at 6475 Christie Avenue, Emeryville, California. This facility is occupied under a lease for approximately 36,000 square feet, at a cost of approximately $1.0 million per year and has a lease term that expires on January 31, 2017.

The Company, including our franchisees, currently operates all of its stores under leases and typically signs five to 15 year leases. The Company does not intend to purchase real estate for any of its sites in the future. The Company believes that the size and flexibility of its format provide it with a competitive advantage in securing sites. At January 3, 2012, the Company served its customers primarily through a combination of Company Stores and Franchise Stores in 25 different states, South Korea, Canada, the Philippines and the Bahamas.

	Store Count as of January 3, 2012
	Company Stores	Franchise Stores	Total
United States
Arizona	—	34	34
California	292	102	394
Colorado	—	21	21
Connecticut	—	1	1
Florida	—	17	17
Hawaii	—	33	33
Idaho	—	8	8
Illinois	—	39	39
Indiana	—	3	3
Louisiana	—	2	2
Maryland	—	3	3
Massachusetts	—	3	3
Minnesota	—	8	8
North Carolina	—	5	5
New Jersey	1	6	7
Nevada	—	12	12
New York	14	5	19
Ohio	—	1	1
Oklahoma	—	9	9
Oregon	—	24	24
Pennsylvania	—	2	2
Texas	—	45	45
Utah	—	21	21
Washington	—	37	37
Wisconsin	—	2	2

Total in United States	307	443	750

International
Bahamas	—	1	1
Korea	—	16	16
Philippines	—	1	1
Canada	—	1	1

Total International	—	19	19

Totals	307	462	769

In addition, the Company had 35 JambaGo locations in six states as of January 3, 2012. There were 21 stations in California, eight stations in New York, three stations in Missouri and one station in each of Florida, Massachusetts and New Jersey.

ITEM 3.	LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising in the ordinary course of its business, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR JAMBA, INC.’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of Jamba, Inc. common stock are currently quoted on the NASDAQ Global Market under the symbol JMBA.

The closing price per share of Jamba, Inc. common stock as reported on the NASDAQ Global Market on March 1, 2012, was $2.03. Shares of our Series B-1 Preferred and Series B-2 Preferred are not publicly traded and there is no market for these securities.

The following table sets forth, for the fiscal quarter indicated, the quarterly high and low closing sales prices of our shares of common stock as reported on the NASDAQ Global Market, as applicable, for each quarter during the last two fiscal years.

	Common Stock
	High	Low
2010 First Quarter	3.40	1.59
2010 Second Quarter	3.73	2.05
2010 Third Quarter	2.34	1.66
2010 Fourth Quarter	2.60	2.02
2011 First Quarter	2.55	2.02
2011 Second Quarter	2.48	2.05
2011 Third Quarter	2.20	1.29
2011 Fourth Quarter	1.73	1.26

We have not historically paid any cash dividends on our common stock. We intend to continue to retain earnings, to the extent we have earnings, for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

As of March 1, 2012, there were 90 holders of record of our common stock.

Performance Graph

The following graph compares our cumulative total stockholder return since January 9, 2007 with the cumulative total return of (i) the NASDAQ Composite Index, (ii) the Russell 2000 Index and (iii) Russell MicroCap Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on January 9, 2007 in the case of our common stock and an investment in an index.

	1/9/07	1/1/08	12/30/08	12/29/09	12/28/10	1/3/12
Jamba Inc.	100.00	37.99	4.72	17.45	24.13	13.55
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
Russell MicroCap	100.00	92.00	55.40	70.63	91.03	82.59

ITEM 6.	SELECTED FINANCIAL DATA

The table below summarizes the Company’s recent financial information. The historical information was derived from the consolidated financial statements of Jamba, Inc. and subsidiary for the fiscal years ended January 3, 2012, December 28, 2010, December 29, 2009, December 30, 2008, and January 1, 2008. The data set forth below should be read in conjunction with the consolidated financial statements and notes thereto in Item 8 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

(In thousands, except share data and per share amounts)

Statements of Operations Data

	Fiscal Year Ended January 3, 2012	Fiscal Year Ended December 28, 2010	Fiscal Year Ended December 29, 2009	Fiscal Year Ended December 30, 2008	Fiscal Year Ended January 1, 2008(1)
Revenue:
Company stores	214,837	$254,491	$295,607	$333,784	$306,035
Franchise and other revenue	11,597	8,162	6,030	9,106	11,174

Total revenue	226,434	262,653	301,637	342,890	317,209

Costs and operating expenses (income):
Cost of sales	49,503	61,307	72,669	89,163	84,226
Labor	67,868	85,189	100,589	120,251	102,661
Occupancy	31,092	38,561	43,888	44,868	37,458
Store operating	32,847	38,358	38,734	43,714	39,942
Depreciation and amortization	12,463	14,610	18,271	24,717	19,168
General and administrative	37,798	37,262	37,044	48,057	48,384
Store pre-opening	965	648	516	2,044	5,863
Impairment of long-lived assets	1,291	2,778	12,639	27,802	1,550
Store lease termination and closure	721	4,255	1,234	10,029	718
Trademark and goodwill impairment	—	—	—	84,061	200,624
Other operating, net	210	(4,292)	(3,840)	3,817	4,806

Total costs and operating expenses	234,758	278,676	321,744	498,523	545,400

Loss from operations	(8,324)	(16,023)	(20,107)	(155,633)	(228,191)

Other (expense) income:
Gain (loss) on derivative liabilities	—	—	1,597	7,895	59,424
Interest income	159	73	404	365	3,517
Interest expense	(473)	(547)	(6,905)	(2,064)	(181)

Total other (expense) income	(314)	(474)	(4,904)	6,196	62,760

Loss before income taxes	(8,638)	(16,497)	(25,011)	(149,437)	(165,431)
Income tax benefit (expense)	340	(159)	1,066	274	52,135

Net loss	(8,298)	(16,656)	(23,945)	(149,163)	(113,296)
Preferred stock dividends and deemed dividends	(2,331)	(4,077)	(1,860)	—	—

Net loss attributable to stockholders	$(10,629)	$(20,733)	$(25,805)	$(149,163)	$(113,296)

Weighted-average shares used in the computation of loss per share:
Basic	66,310,654	58,711,495	53,632,299	53,252,855	52,323,898
Diluted	66,310,654	58,711,495	53,632,299	53,252,855	52,323,898
Loss per share:
Basic	$(0.16)	$(0.35)	$(0.48)	$(2.80)	$(2.17)
Diluted	$(0.16)	$(0.35)	$(0.48)	$(2.80)	$(2.17)

(1)	Due to the Company’s change in fiscal year, the fiscal year ended January 1, 2008 contains the results of operations for a 51-week year.

Selected Balance Sheet Data (at period end)

	January 3, 2012	December 28, 2010	December 29, 2009	December 30, 2008	January 1, 2008
Cash and cash equivalents	$19,607	$29,024	$28,757	$20,822	$23,016
Total assets	88,293	100,054	125,818	145,720	275,002
Note payable	—	—	—	22,829	—
Total liabilities	68,109	72,112	80,213	105,299	91,494
Series B redeemable preferred stock	17,880	20,554	31,069	—	—
Total stockholders’ equity	2,304	7,388	14,536	40,421	183,508
Total liabilities and stockholders’ equity	88,293	100,054	125,818	145,720	275,002

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

The following table sets forth operating data that do not otherwise appear in our consolidated financial statements as of and for the fiscal years ended January 3, 2012 and December 28, 2010:

	Fiscal Year Ended
	January 3, 2012	December 28, 2010
Percentage change in Company Store comparable sales(1)	4.0%	(2.3)%
Total Company Stores	307	351
Total Franchise Stores—Domestic	443	391
Total International Stores	19	1
Total Stores	769	743

(1)

Percentage change in Company Store comparable sales compares the sales of Company Stores during the 13 period fiscal year ended to the sales from the same Company Stores for the equivalent period in the prior year. A Company Store is included in this calculation after its 13th full fiscal period of operations. Sales from Franchise Stores are excluded in the Company Store comparable sales.

The following table sets forth certain data relating to Company Stores and Franchise Stores for the periods indicated:

	Fiscal year ended
	January 3, 2012	December 28, 2010	December 29, 2009
Company Stores:
Beginning of year	351	478	511
Company Stores opened	9	1	2
Company Stores closed	(11)	(23)	(8)
Company Stores sold to franchisees	(42)	(105)	(27)

Total Company Stores	307	351	478

	Fiscal year ended
	January 3, 2012	December 28, 2010	December 29, 2009
Franchise Stores—Domestic:
Beginning of year	391	260	217
Franchise Stores opened	22	30	23
Franchise Stores closed(1)	(12)	(4)	(7)
Franchise Stores purchased from Company	42	105	27

Total Franchise Stores—Domestic	443	391	260

(1)	Closures include four stores converted to our JambaGo format during fiscal year ended January 3, 2012.

Franchise Stores—International:
Beginning of year	1	1	1
Franchise Stores opened	18	—	—

Total Franchise Stores—International	19	1	1

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

JAMBA, INC. OVERVIEW

Jamba, Inc. is a holding company which owns and franchises, on a global basis, Jamba Juice stores through its wholly-owned subsidiary, Jamba Juice Company. Jamba Juice Company is a leading restaurant retailer of better-for-you specialty beverages and food offerings which include great tasting fruit smoothies, Fit’nFruitful™ smoothies with Weight Burner Boost™, fresh squeezed juices, hot teas, hot oatmeal made with organic steel cut oats, fruit and veggie smoothies, Whirl’ns™ Frozen Yogurt, breakfast wraps, salads, sandwiches, California Flatbreads™, and a variety of baked goods and snacks. Jamba, Inc. was incorporated in January 2005, and went public through an initial public offering later that year. In November 2006, the Company completed its acquisition of Jamba Juice Company, which first began operations in 1990. As of January 3, 2012, there were 769 Jamba Juice stores globally, consisting of 307 Company-owned and operated stores (“Company Stores”), 443 franchise-operated stores (“Franchise Stores”) in the United States, and 19 international Franchise Stores (“International Stores”). As of January 3, 2012, Jamba Juice had a retail consumer products program that included ten license agreements covering a variety of CPG products.

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

Fiscal Period	Period Covered	Weeks
Fiscal Year 2011	December 29, 2010 to January 3, 2012	53
Fiscal Year 2010	December 30, 2009 to December 28, 2010	52
Fiscal Year 2009	December 31, 2008 to December 29, 2009	52

Effective January 4, 2012, the start of fiscal year 2012, our fiscal year will have four 13-week quarters.

All references to store counts, including data for new store openings, are reported net of related store closures, unless otherwise noted.

EXECUTIVE OVERVIEW

Key Overall Strategies

During 2011, we made solid progress against our BLEND Plan 1.0, which we first announced in January 2009. The key strategic priorities of our multi-year BLEND Plan have been focused on the transformation of our brand into a leading healthy, active lifestyle brand with strategically aligned initiatives aimed at ensuring a customer-first service culture, improving our menu offerings across all day-parts, accelerating the development of our franchise system, building a robust portfolio of consumer products through our licensing platform and reducing costs and expenses.

Our strategic plan has evolved and our focus is now on accelerating growth of the Jamba brand and expanding the business model. As a result, for 2012, our key strategic priorities for our BLEND Plan 2.0 include:

•	make Jamba a top-of-mind healthy food and beverage brand;

•	embody a healthy, active lifestyle at store level and broadly across the enterprise;

•	accelerate global retail growth through new and existing formats;

•	build a global CPG platform in Jamba-relevant categories; and

•	pursue new ways to reduce costs and drive productivity.

These strategic priorities support our mission to accelerate growth and development of Jamba as a premier healthy, active lifestyle brand, offering consumers compelling and differentiated products and experiences at Jamba Juice stores and through other retail distribution channels.

During fiscal 2011, we experienced comparable store sales growth in all four quarters over our entire system and our first fiscal year of Company Store comparable sales growth since the end of fiscal 2007. Contributing to the increase in comparable store sales was the continued expansion of new menu items across all day-parts. We finalized our business model shift to a primarily franchise system by the completion of our refranchising initiative in the first quarter of 2011, when we sold 42 Company Stores in the Chicago/Minneapolis and Lake Tahoe markets to franchisees. In addition, we opened 49 stores on a global basis and launched the testing of JambaGo, a new growth concept. On the CPG front, we significantly increased the number of distribution points. We also continued our expansion of new menu offerings across all day-parts. We believe these results demonstrate the success of our efforts over the last three years to stabilize, turnaround and transform the business.

Fiscal 2011 Financial and Operational Summary

•	Net loss for fiscal 2011 was $(8.3) million compared to net loss of $(16.7) million for fiscal 2010. The reduction in net loss was driven primarily by the:

•	increase in comparable Company Stores sales of 4.0%

•	decrease in company store expenses as a percent of company store revenue, of approximately 340 basis points;

•	increase in franchise and license revenue of $3.4 million

•

Total revenue for fiscal 2011 decreased 13.8% to $226.4 million from $262.7 million for fiscal 2010, a decrease of $36.3 million, primarily due to a net decrease of 44 Company Stores primarily attributable to the refranchising initiative.

•	Diluted loss per share was $(0.16) for fiscal 2011 compared to diluted loss per share of $(0.35) for fiscal 2010.

•

System-wide comparable store sales increased by 3.7% for fiscal 2011, reflecting growth of 4.0 % for Company Stores and growth of 3.4% for Franchise Stores. System-wide comparable store sales, a non-GAAP financial measure, represent the change in year-over-year sales for all Company and Franchise Stores opened for at least 13 full fiscal periods.

•

22 new Franchise Stores and nine new Company Stores were opened in the U.S. during fiscal 2011, bringing total store count in the U.S. to 750 stores, of which 443 are Franchise Stores and 307 are Company Stores.

•	Jamba’s partner in South Korea opened 16 stores, and each of our partners in Canada and the Philippines opened one store.

Fiscal 2011 Accomplishments

Store Sales

During fiscal 2011, sales at system-wide Jamba Juice Stores opened more than 13 full fiscal periods increased 3.7% reflecting increases of 4.0% for Company Stores and 3.4% for Franchise Stores compared to the prior year. For Company Stores, this increase represents the first full fiscal year of Company Store comparable sales growth since the end of fiscal 2007. The increase in Company Store comparable sales during fiscal 2011 was largely attributable to an average check increase, increased traffic during the fourth quarter and to more efficient marketing promotions. As part of building a customer first operationally focused culture, we instituted a customer survey program that has driven increasingly improved levels of customer satisfaction. Our store excellence guide has improved store operations by clarifying operating procedures and measuring priorities. In addition, we instituted a bonus program that rewards Company Store managers for achievement of customer service goals, and we continue to make technological as well as procedural enhancements in areas such as labor and inventory management. These enhancements have relieved our store managers from manual administrative tasks, enabling them to more diligently concentrate on delivering exceptional customer service.

We expanded our beverage and food offerings with a goal of increasing sales across all day-parts. We believe that our growing portfolio of “better-for-you” specialty beverage and food offerings, with smoothies and fresh juices as the core offering, provides us with a competitive advantage over other quick service restaurants. During 2011, we launched a series of smoothie platforms, including probiotic yogurt, fruit and veggie smoothies and coconut water refreshers. We also expanded our Whirl’ns™ Frozen Yogurt line to an additional 127 stores. As a result, the Whirl’ns™ Frozen Yogurt line was available at 157 locations in California as of January 3, 2012. We also launched our breakfast wrap platform to complement our already strong breakfast offering of slow-cooked oatmeal, freshly squeezed juices, Fruit & Yogurt parfaits and hot beverages.

We implemented various marketing promotions and consumer communications including value offerings, targeted discounts, sampling, improved messaging focusing on the better-for-you qualities of our menu offerings, and expanding our social media activities to further drive consumer awareness and customer usage frequency. We also launched a social responsibility program called Team Up for a Healthy America, with the aim of raising awareness among consumers of Jamba’s focus on critical national health issues like childhood obesity and related health risks. This program gained nationwide attention as a result of our partnership with several organizations including National Geographic Kids, the WNBA, the U.S. Water Polo Association, the Girl Scouts of America and our Company spokesperson Venus Williams. We believe our promotional activities and public relations efforts for this program enabled us to reach over eight million households with our brand message, significantly raising awareness of Jamba as a mission-based brand and socially responsible company. We believe that our focus on optimizing media and digital marketing platforms, value offerings and efficient price promotions contributed to our success in increasing sales across all day-parts. We remain focused on opportunities to develop our beverage and food portfolio in order to optimize each of the offerings across all day-parts, and to refine our promotional and communication efforts to make Jamba a top-of-mind healthy food and beverage brand that offers consumers solutions for leading a healthy, active lifestyle.

Franchising

We continue to grow our restaurant concept primarily through the development of new Franchise Stores. As a result of our refranchising initiative and the development of new Franchise Stores, Jamba Juice locations at the end of fiscal 2011 were comprised of approximately 40% Company Store locations and 60% Franchise Store locations globally, compared to approximately 47% Company Store locations and 53% Franchise Store locations at the end of fiscal 2010.

Domestically, we completed our refranchising initiative with the sale of 42 Company Stores, bringing the refranchising program total to 174 Company Stores sold. In fiscal 2011, franchisees also developed and opened 22 new Franchise Stores, including four traditional stores and 18 non-traditional stores.

We believe a more heavily franchised business model requires less capital investment and reduces the volatility of cash flow performance over time. Our refranchising effort has resulted in lower revenue for fiscal 2011, as we have traded retail sales at Company Stores for royalties and franchise fees to be received from our franchisees globally.

In October 2011, we announced that we were testing a new growth concept called JambaGo™. This growth concept is an innovative express service utilizing compact technology to make select smoothie flavors in “stations” using pre-packaged ingredients. This new concept will enable us to rapidly expand the Jamba brand presence. The JambaGo platform targets venues servicing captive audiences, where there is a greater demand for higher volumes and where the need for high-speed service is essential and a full-sized Jamba Juice store or kiosk would not be feasible. Such venues include K-12 schools, grocery stores, stadiums, theaters, event centers and select airport locations. As of January 3, 2012, there were 35 JambaGo locations in six states.

The first Jamba Juice store in South Korea was opened at the Incheon airport in January 2011. By the end of fiscal 2011, there were 16 Jamba Juice stores operating in the South Korea market. We expect our master developer, SPC Group, to build 200 stores in South Korea over the next ten years. In April 2011, Jamba announced a master development agreement with Max’s Group of Companies, a well-established restaurant and franchise operator, to develop 40 stores in the Philippines over the next 10 years. The first store opened in Manila in November 2011. Also, in May 2011, we signed a master development agreement with Canadian Juice Corp., the principals of which are world leaders in the frozen yogurt category with over 1,200 stores in 25 countries, to develop 80 Jamba Juice stores over the next 10 years. The first Jamba Juice store opened in Toronto in October 2011. We believe international stores represent a significant growth opportunity.

As of January 3, 2012, we have 769 Jamba Juice stores, globally, represented by 307 Company Stores, 443 Franchise Stores in the United States, and 19 International stores. We plan to continue to accelerate global retail growth through new and existing formats to make it easier for customers to experience the Jamba brand offerings.

Consumer Packaged Goods

As of January 3, 2012, we had ten license agreements in place reflecting eight commercialized product lines. These products include Jamba-branded make-at-home frozen smoothie kits, frozen yogurt novelty bars, all natural energy drinks, coconut water fruit juice beverages, functional daily Brazilian super fruit shots, boosted trail mixes and functionally boosted fruit cups. We gained additional points of distribution for existing product lines and had over 30 individual Jamba products at approximately 30,000 points of retail distribution across all 50 states. We believe extending the Jamba brand into mass retail by continued development of CPG solutions provides significant growth opportunities.

During the fourth quarter of 2011, we signed agreements with Bare Fruit LLC to develop a line of all natural bake-dried, 100% fruit chips and with Core-Mark Holdings Company, Inc. to create wraps and sandwiches in the convenience channel. Discussions with potential licensees regarding new and complementary product categories are ongoing.

Our CPG products will help extend brand accessibility, offer additional product solutions and increase usage occasions. We plan to build a global CPG platform in Jamba-relevant categories and to reinforce Jamba as a healthy, active lifestyle brand with products that are better-for-you, convenient and portable. Although all of our agreements to date have been structured as license agreements, whereby we receive ongoing royalties based on a percentage of product sales, in future, we may structure these relationships in other ways such as joint venture agreements, co-packing agreements and sales and distribution agreements to support and optimize our brand extension.

Expenses

We were able to improve Company Store financial performance by continuing to reduce labor expenses through operational efficiencies, leveraging technology, improving labor planning, and by implementing initiatives to lower costs of goods and mitigate waste. We also realized improved cost of sales and labor efficiencies as a result of our smaller, more geographically concentrated and better performing Company store base. Although we anticipate some increases in commodity prices, we continue to focus on cost savings to mitigate the cost increases.

To the extent possible, we are continuing to extend these cost saving initiatives and benefits to Franchise Stores with the goal of improving store-level economics for our franchisees, by passing through our negotiated volume rates with suppliers and vendors to our franchisees and through the utilization of best practice operating models. We strongly believe that increased sales coupled with continued cost and expense management improvements will drive better store-level economics for Company Stores and Franchise Stores alike.

We continued to manage our general and administrative expenses. Our refranchising strategy has resulted in a decrease in the number of Company Stores and a commensurate reduction in the related overhead expenses required to manage and support these Company Stores. Concurrently, we have chosen to invest in our future by strategically adding headcount to help accelerate critical growth initiatives, such as consumer products licensing, domestic and international franchise development, and product innovation. We will continue to explore new ways to reduce costs and drive productivity, for example, by strategically leveraging new technology, implementing process improvements and other means.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements and related notes. Since future events and their impact cannot be determined with certainty, actual results may differ from our estimates. Such differences may be material to the consolidated financial statements.

We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances dictate a change.

Our accounting policies are more fully described in Note 1 “Business and Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements,” included elsewhere in this annual report on Form 10-K (“2011 Form 10-K”). We consider the following policies to be the most critical in understanding the judgments that are involved in preparing the consolidated financial statements.

Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment when facts and circumstances indicate that the carrying values of long-lived assets may not be recoverable. The impairment evaluation is generally performed at the individual store asset group level. We first compare the carrying value of the asset to the asset’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying value of the asset, we measure an impairment loss based on the asset’s estimated fair value. The fair value of a store’s assets is estimated using a discounted cash flow model based on internal projections and taking into consideration the view of a market participant. The estimate of cash flows is based on, among other things, certain assumptions about expected future operating performance. Factors considered during the impairment evaluation include factors related to actual operating cash flows, the period of time since a store has been opened or remodeled, refranchising expectations and the maturity of the relevant market.

Our estimates of cash flows used to assess impairment are subject to a high degree of judgment. If our estimates of future cash flows differ from actual cash flows due to, among other things, changes in economic conditions, changes to our business model or changes in operating performance, it would result in an adjustment to results of operations.

Intangible Asset Impairment

We evaluate trademarks not subject to amortization for impairment annually (at year-end), or more frequently if events or changes in circumstances indicated that the asset might be impaired. We perform our test for impairment on trademarks by comparing the fair value of the trademarks to their carrying amounts. An impairment loss is generally recognized when the carrying amount of the trademarks exceeds the fair value. The fair value of trademarks was estimated using the income approach, which is based on assumptions about future cash flows resulting from our franchise and license agreements.

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

Jambacard Revenue Recognition

We sell our jambacards to our customers in our retail stores and through our website at www.jambajuice.com. Our jambacards do not have an expiration date. We recognize income from jambacards when (i) the jambacard is redeemed by the customer or (ii) the likelihood of the jambacard being redeemed by the customer is remote (also referred to as “breakage”) and we determine that we do not have a legal obligation to remit the value of unredeemed jambacards to the relevant jurisdictions. We determine the jambacard breakage amount based upon historical redemption patterns. We have concluded that after three years of inactivity the likelihood of redemption becomes remote and we recognize breakage at that time. Jambacard breakage income is included in other operating, net in the consolidated statements of operations. If the historical redemption pattern changes, our financial statements could be materially affected.

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

A valuation allowance is provided for deferred tax assets when it is “more likely than not” that some portion of the deferred tax asset will not be realized. Because of our recent history of operating losses, we believe the recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, have maintained a full valuation allowance against our deferred tax assets as of January 3, 2012.

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

These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility and the expected life of the award. The risk-free rate of interest is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. Expected dividends are zero based on history of not paying cash dividends on our common stock. Expected volatility is based on a 75/25 blend of historic daily stock price observations of our common stock since our inception and historic, daily stock price observations of our peers

(companies in our industry that are viewed as a “concept” and a leader in the premium, specialty growth segment) during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. We make assumptions for the number of awards that will ultimately not vest (“forfeitures”) in determining the share-based compensation expense for these awards. We use historical data to estimate expected employee behaviors related to option forfeitures. We apply the guidance provided by the SEC Staff Accounting Bulletin No. 110 to determine expected life. Currently, there is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models or assumptions, nor is there a means to compare and adjust the estimates to actual values, except for annual adjustments to reflect actual forfeitures.

The fair value of restricted stock units is determined based on our closing stock price on the date of grant. These restricted stock units vest and become unrestricted three years after the date of grant. Share-based compensation expense is recognized ratably over the three-year service period for restricted stock units.

RESULTS OF OPERATIONS

The discussion that follows should be read in conjunction with the consolidated financial statements and notes thereto. Our consolidated results of operations for fiscal 2011, 2010 and 2009 are summarized below.

(In thousands, except share data and per share amounts)

	Year ended January 3, 2012	%(1)	Year ended December 28, 2010	%(1)	Year ended December 29, 2009	%(1)
Revenue:
Company Stores	$214,837	94.9%	$254,491	96.9%	$295,607	98.0%
Franchise and other revenue	11,597	5.1%	8,162	3.1%	6,030	2.0%

Total revenue	226,434	100.0%	262,653	100.0%	301,637	100.0%

Costs and operating expenses (income):
Cost of sales	49,503	23.0%	61,307	24.1%	72,669	24.6%
Labor	67,868	31.6%	85,189	33.5%	100,589	34.0%
Occupancy	31,092	14.5%	38,561	15.2%	43,888	14.8%
Store operating	32,847	15.3%	38,358	15.1%	38,734	13.1%
Depreciation and amortization	12,463	5.5%	14,610	5.6%	18,271	6.1%
General and administrative	37,798	16.7%	37,262	14.2%	37,044	12.3%
Store pre-opening	965	0.4%	648	0.2%	516	0.2%
Impairment of long-lived assets	1,291	0.6%	2,778	1.1%	12,639	4.2%
Store lease termination and closure.	721	0.3%	4,255	1.6%	1,234	0.4%
Other operating, net	210	0.1%	(4,292)	(1.6)%	(3,840)	(1.3)%

Total costs and operating expenses	234,758	103.7%	278,676	106.1%	321,744	106.7%

Loss from operations	(8,324)	(3.7)%	(16,023)	(6.1)%	(20,107)	(6.7)%

Other income (expense):
Gain from derivative liabilities	—	0.0%	—	0.0%	1,597	0.5%
Interest income	159	0.1%	73	0.0%	404	0.1%
Interest expense	(473)	(0.2)%	(547)	(0.2)%	(6,905)	(2.3)%

Total other expense, net	(314)	(0.1)%	(474)	(0.2)%	(4,904)	(1.7)%

Loss before income taxes	(8,638)	(3.8)%	(16,497)	(6.3)%	(25,011)	(8.4)%
Income tax benefit (expense)	340	0.2%	(159)	(0.1)%	1,066	0.4%

Net loss	$(8,298)	(3.6)%	$(16,656)	(6.4)%	$(23,945)	(8.0)%
Preferred stock dividends and deemed dividends	(2,331)	(1.0)%	(4,077)	(1.5)%	(1,860)	(0.6)%

Net loss attributable to common stockholders	$(10,629)	(4.6)%	$(20,733)	(7.9)%	$(25,805)	(8.6)%

Weighted-average shares used in the computation of loss per share:
Basic	66,310,654		58,711,495		53,632,299
Diluted	66,310,654		58,711,495		53,632,299
Loss per share:
Basic	$(0.16)		$(0.35)		$(0.48)
Diluted	$(0.16)		$(0.35)		$(0.48)

(1)

Cost of sales, labor, occupancy and store operating expense percentages are calculated using Company Stores revenue. All other line items are calculated using Total revenue. Certain percentage amounts do not sum to total due to rounding.

Revenue

(in 000s)

	Year Ended January 3, 2012	% of Total Revenue	Year Ended December 28, 2010	% of Total Revenue	Year Ended December 29, 2009	% of Total Revenue
Revenue:
Company Stores	$214,837	94.9%	$254,491	96.9%	$295,607	98.0%
Franchise and other revenue	11,597	5.1%	8,162	3.1%	6,030	2.0%

Total revenue	$226,434	100.0%	$262,653	100.0%	$301,637	100.0%

Fiscal Year 2011 to Fiscal Year 2010

Total revenue for fiscal 2011 was $226.4 million, a decrease of $36.3 million, or 13.8%, compared to $262.7 million for the prior year. Total revenue is comprised primarily of revenue from Company Stores, royalties and fees from Franchise Stores in the U.S. and at International locations, and license income from sale of Jamba-branded CPG products.

Company Store revenue

Company Store revenue in fiscal 2011 was $214.8 million, a decrease of $39.7 million, or 15.6%, compared to Company Store revenue in fiscal 2010 of $254.5 million. The decrease in Company Store Revenue was due primarily to a net decrease of 44 Company Stores operating since the prior year period, which includes opening nine new Company Store, closing 11 Company Stores (nine through natural lease expiration and two through early termination) and refranchising, 42 Company Stores in connection with our refranchising initiative, partially offset by the increase in Company Store comparable sales and the sales effect of the 53rd week in fiscal 2011, as illustrated by the following table:

Company Store Decrease in Revenue (in 000s)
2011 vs. 2010
Reduction in number of Company Stores, net	$(51,171)
Company Store comparable sales increase	7,899
Effect of the 53rd week in FY 2011	3,619

Total change in Company Store Revenue	$(39,653)

Company Store comparable sales increased $7.9 million in 2011, or 4.0%, attributable to an increase of 4.8% in average check, partially offset by a decrease of 0.8% in transaction count as compared to the prior year. The effect of the fifty third week in fiscal 2011 was additional sales of $3.6 million. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least 13 full fiscal periods. At the end of fiscal 2011, approximately 97% of our Company Stores base had been open for at least 13 full fiscal periods.

Franchise and other revenue

Franchise and other revenue in fiscal 2011 was $11.6 million, an increase of $3.4 million, or 42.1%, compared to franchise and other revenue in fiscal 2010 of $8.2 million. The increase in franchise and other revenue was due primarily to a net increase in Franchise Stores since the prior year period (approximately $2.5 million), an increase in income from the sale of licensed Jamba CPG products (approximately $0.5 million) and an increase in other franchise-related revenue (approximately $0.4 million).

The number of Franchise Stores as of January 3, 2012 and December 28, 2010 was 462 (including 19 international stores) and 392 (including one international store), respectively.

Fiscal Year 2010 to Fiscal Year 2009

Total revenue for fiscal 2010 was $262.7 million, a decrease of $38.9 million, or 12.9%, compared to $301.6 million for the prior year. Total revenue is comprised primarily of revenue from Company Stores and royalties and fees from Franchise Stores.

Company Store revenue

Company Store revenue in fiscal 2010 was $254.5 million, a decrease of $41.1 million, or 13.9%, compared to Company Store revenue in fiscal 2009 of $295.6 million. The decrease in Company Store Revenue was due primarily to a net decrease of 127 Company Stores operating since the prior year period, which includes opening one new Company Store, closing 23 Company Stores (14 through natural lease expiration and nine through early termination) and refranchising, 105 Company Stores in connection with our refranchising initiative and the decrease in same-store sales as illustrated by the following table:

Company Store Decrease in Revenue (in 000s)
2010 vs. 2009
Reduction in number of Company Stores, net	$(35,125)
Company Store comparable sales decrease	(5,991)

Total change in Company Store Revenue	$(41,116)

Company Store comparable sales decreased $6.0 million in 2010, or 2.3%, attributable to a decrease of 5.6% in transaction count, partially offset by an increase of 3.3% in average check as compared to the prior year. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least 13 full fiscal periods. At the end of fiscal 2010, approximately 99% of our Company Stores base had been open for at least 13 full fiscal periods.

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

The number of Franchise Stores as of December 28, 2010 and December 29, 2009 was 392 and 261, respectively.

Cost of sales

Fiscal Year 2011 to Fiscal Year 2010

Cost of sales is mostly comprised of fruit, dairy, and other products used to make smoothies and juices, paper products, costs related to managing our procurement program, and vendor rebates. Cost of sales in fiscal 2011 was $49.5 million, a decrease of $11.8 million, or 19.3%, compared to $61.3 million for the prior year. Our refranchising initiative has resulted in a decrease in Company Stores and the related costs and expenses to operate, manage, and support these refranchised Company Stores. As a percentage of Company Store revenue, costs of sales decreased to 23.0% for fiscal 2011 compared to 24.1% for the prior year. The decrease of cost of sales as a percentage of Company Store revenue was primarily due to improved commodity management (approximately 2.4%) partially offset by product shift mix (approximately 0.8%) and increased commodity costs (approximately 0.6%).

Vendor rebates offset the costs of managing our procurement program.

Fiscal Year 2010 to Fiscal Year 2009

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

Labor

Fiscal Year 2011 to Fiscal Year 2010

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. Labor costs in fiscal 2011 were $67.9 million, a decrease of $17.3 million or 20.3%, compared to $85.2 million for the prior year. Our refranchising initiative has resulted in a decrease in Company Stores and the related costs and expenses to operate, manage, and support these refranchised Company Stores. As a percentage of Company Store revenue, labor costs decreased to 31.6% for fiscal 2011 compared to 33.5% for the prior year. The decrease of labor costs as a percentage of Company Store revenue was primarily due to improvements in hourly labor from effective wage management and improved productivity (approximately 3.2%), partially offset by increased employee benefits resulting from performance based bonus payments and increased health costs (approximately 1.2%).

Fiscal Year 2010 to Fiscal Year 2009

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

Occupancy

Fiscal Year 2011 to Fiscal Year 2010

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes, licenses and property insurance for all Company Store locations. Occupancy costs in fiscal 2011 were $31.1 million, a decrease of $7.5 million, or 19.4%, compared to $38.6 million for the prior year. Our refranchising initiative has resulted in a decrease in Company Stores and the related costs and expenses to operate, manage, and support these refranchised Company Stores. As a percentage of Company Store revenue, occupancy costs decreased to 14.5% for fiscal 2011 compared to 15.2% for the prior year. The decrease in occupancy costs as a percentage of Company store revenue was primarily due to the impact of leverage resulting from the increase in Company Store comparable sales.

Fiscal Year 2010 to Fiscal Year 2009

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

Store operating

Fiscal Year 2011 to Fiscal Year 2010

Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses. Total store operating expenses in fiscal 2011 were $32.8 million, a decrease of $5.6 million, or 14.4%, compared to $38.4 million for the prior year. Our refranchising initiative has resulted in a decrease in Company Stores and the related costs and expenses to operate, manage, and support these refranchised Company Stores. As a percentage of Company Store Revenue, total store operating expenses increased to 15.3% for fiscal 2011 compared to 15.1% for the prior year. The increase in total store operating expenses as a percentage of Company Store revenue was primarily due to an increase in marketing expense (approximately 0.3%) and increased credit card usage as a percentage of Company Store sales (approximately 0.2%) partially offset by reduced repair costs (approximately 0.2%).

Fiscal Year 2010 to Fiscal Year 2009

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

Depreciation and amortization

Fiscal Year 2011 to Fiscal Year 2010

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. Depreciation and amortization in fiscal 2011 was $12.5 million, a decrease of $2.1 million, or 14.7%, compared to $14.6 million for the prior year. Our refranchising initiative has resulted in a decrease in Company Stores and related assets, resulting in a reduction in the carrying value of Company Store fixed assets. As a percentage of total revenue, depreciation and amortization is essentially flat at 5.5% for fiscal 2011 as compared to 5.6% for the prior year. Depreciation and amortization as a percentage of total revenue reflected the impact of leverage due to the increase in Company Store comparable sales (approximately 0.3%), partially offset by investments in technology infrastructure (approximately 0.3%).

Fiscal Year 2010 to Fiscal Year 2009

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

General and administrative

Fiscal Year 2011 to Fiscal Year 2010

General and administrative (“G&A”) expenses include costs associated with our corporate headquarters in Emeryville, CA, field supervision, bonuses, outside and contract services, accounting and legal fees, travel and travel-related expenses, share-based compensation and other. Total G&A expenses in fiscal 2011 were $37.8 million, an increase of $0.5 million, or 1.4%, compared to $37.3 million for the prior year. As a percentage of total revenue, total G&A expenses increased to 16.7% for fiscal 2011 compared to 14.2% for the prior year, primarily due to the sales reduction from refranchising as described above. The increase of total G&A expenses was primarily due to increases in bonuses for the accomplishment and acceleration of our strategic objectives (approximately $2.3 million) and the effect of the fifty third week in fiscal 2011(approximately $0.5 million), partially offset by the decrease in legal expenses (approximately $1.4 million), reduced expense for share-based compensation (approximately $0.5 million) and reduced consulting fees (approximately $0.4 million). During fiscal 2011, we recorded a charge of $1.0 million relating to settlement of outstanding litigation and related costs compared to $2.1 million during fiscal 2010.

Fiscal Year 2010 to Fiscal Year 2009

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

Store pre-opening

Fiscal Year 2011 to Fiscal Year 2010

Store pre-opening costs are primarily expenses incurred for training new store personnel, pre-opening marketing and pre-opening rent. Store pre-opening costs in fiscal 2011 were $1.0 million, an increase of $0.4 million, or 48.9%, compared to $0.6 million for the prior year. The increase in Store pre-opening expenses was primarily due to the opening of nine new Company Stores, 22 new Franchise Stores and 18 new International Stores in fiscal 2011 as compared to the opening of one new Company Store and 30 new Franchise Stores in the prior year.

Fiscal Year 2010 to Fiscal Year 2009

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

Fiscal Year 2011 to Fiscal Year 2010

Impairment of long-lived assets in fiscal 2011 was $1.3 million, a decrease of $1.5 million, or 53.5%, compared to $2.8 million for the prior year. The decrease of impairment of long-lived assets is primarily due to improved operating performance and impairment charges for refranchised stores recognized in fiscal 2010, which charges did not recur during fiscal 2011.

Fiscal Year 2010 to Fiscal Year 2009

Impairment of long-lived assets in fiscal 2010 was $2.8 million, a decrease of $9.8 million, or 78.0%, compared to $12.6 million for the prior year. The decrease of impairment of long-lived assets was primarily due to a reduction in the carrying value of store fixed assets in 2009 that did not recur to the same extent in 2010.

Store lease termination and closure

Lease termination costs consist primarily of the costs of future obligations related to closed store locations. Discounted liabilities for future lease costs and the fair value of related subleases of closed locations are recorded when the stores are closed. These amounts are subject to adjustments as liabilities are settled. In assessing the discounted liabilities for future costs of obligations related to closed stores, we make assumptions regarding amounts of future subleases. If these assumptions or their related estimates change in the future, we may be required to record additional exit costs or reduce exit costs previously recorded. Exit costs recorded for each of the periods presented include the net effect of such changes in estimates (See Note 7 in the Notes to Consolidated Financial Statements).

Fiscal Year 2011 to Fiscal Year 2010

Store lease termination and closure costs were $0.7 million in fiscal 2011, a decrease of $3.6 million, or 83.1%, compared to $4.3 million for the prior year. The decrease of store lease termination and closure costs reflected the closing of 11 Company Stores, of which only two were closed prior to their respective lease expiration dates, in fiscal 2011. During fiscal 2010, we closed 23 Company Stores, and nine were closed prior to their respective lease expiration dates. Lease obligations are payable through 2023.

Fiscal Year 2010 to Fiscal Year 2009

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

Other operating, net

Fiscal Year 2011 to Fiscal Year 2010

Other operating, net consists primarily of gain or loss on disposals, income from jambacard breakage, franchise related occupancy expense and jambacard-related fees. In fiscal 2011, other operating, net was $0.2 million of expense compared to other operating, net of $4.3 million of income for fiscal 2010. The increase in expense of $4.5 million is primarily due to a decrease in jambacard breakage income for fiscal 2011 (approximately $0.8 million), a reversal of breakage income recorded in prior years (approximately $0.7 million), an increase in the net loss on disposal of fixed assets resulting primarily from replacement of equipment (approximately $1.5 million), and an increase in international and other franchise-related expense (approximately $0.5 million). In addition, during fiscal 2011, we recorded jambacard-related fees and charges of approximately $1.0 million in other operating, whereas in the prior year we recorded $0.5 million for such fees in store operating expense.

Fiscal Year 2010 to Fiscal Year 2009

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

Gain from derivative liabilities

Fiscal Year 2011 to Fiscal Year 2010

No gain from derivative liabilities was recorded for fiscal 2011 nor in fiscal 2010.

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

Interest income

Fiscal Year 2011 to Fiscal Year 2010

Interest income represents interest earned on cash held in our interest bearing accounts. Interest income in fiscal 2011 was $0.2 million, an increase of $0.1 million, or 117.8%, compared to $0.1 million for the prior year. The increase of interest income was primarily due to interest on notes receivable from certain franchisees.

Fiscal Year 2010 to Fiscal Year 2009

Interest income represents interest earned on cash held in our interest bearing accounts. Interest income in fiscal 2010 was $0.1 million, a decrease of $0.3 million, or 81.9%, compared to $0.4 million for the prior year. The decrease of interest income was primarily due to lower interest rates in fiscal 2010 (approximately $0.3 million).

Interest expense

Fiscal Year 2011 to Fiscal Year 2010

Interest expense in fiscal 2011 and 2010 was $0.5 million and relates primarily to leasing arrangements and obligations recorded as a result of early lease terminations.

During fiscal 2011 and 2010, we paid cash dividends on the Series B Preferred Stock totaling $1.6 million and $2.3 million, respectively. This amount is recorded in stockholders’ equity.

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

Income tax (expense) benefit

Fiscal Year 2011 to Fiscal Year 2010

Income tax benefit in fiscal 2011 was $0.3 million compared to an income tax expense of $(0.2) million for the prior year. The decrease in income tax expense was primarily due to the write-off of tax goodwill and the change in liability related to uncertain tax positions in fiscal 2011.

Fiscal Year 2010 to Fiscal Year 2009

Income tax expense in fiscal 2010 was $(0.2) million compared to an income tax benefit of $1.1 million for the prior year. The decrease in income tax expense was primarily due to foreign taxes incurred in fiscal 2010.

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

System-wide comparable store sales, a non-GAAP financial measure, represents the change in year-over-year sales for all Company and Franchise Stores opened for at least 13 full fiscal periods and are based on sales by both company-owned and franchise-operated stores, as reported by franchisees, which are in the store base.

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

The following table sets forth operating data that do not otherwise appear in our consolidated financial statements as of and for the 53 week period ended January 3, 2012 and the 52 week period ended December 28, 2010:

	53 Week Period Ended	52 Week Period Ended
	January 3, 2012	December 28, 2010
Percentage change in Company Store comparable sales(1)	4.0%	(2.3)%
Percentage change in Franchise Store comparable sales(2)	3.4%	(1.6)%
Percentage change in system-wide comparable sales(2)	3.7%	(2.1)%
Total Company Stores	307	351
Total Franchise Stores	443	391
Total International Stores	19	1
Total JambaGo Stations	35	0

(1)

Percentage change in Company Store comparable sales compares the sales of Company Stores during fiscal year 2011 to the sales from the same Company Stores for fiscal year 2010. A Company Store is included in this calculation after its thirteenth full fiscal period of operations. Sales from Franchise Stores are not included in the Company Store comparable sales.

(2)

Percentage change in system-wide comparable sales compares the combined sales of Company and Franchise-operated Stores during fiscal year 2011 to the combined sales from the same Company and Franchise Stores for the fiscal year 2010. A Company or Franchise Store is included in this calculation after its thirteenth full fiscal period of operations.

The following table sets forth certain data relating to Company Stores and Franchise Stores for the periods indicated:

	53 week period ended January 3, 2012		52 week period ended December 28, 2010
	Domestic	International	Domestic	International
Company Stores:
Beginning of period	351	—	478	—
Company Stores opened	9	—	1	—
Company Stores closed	(11)	—	(23)	—
Company Stores sold to franchisees	(42)	—	(105)	—

Total Company Stores	307	—	351	—

Franchise Stores:
Beginning of period	391	1	260	1
Franchise Stores opened	22	18	30	—
Franchise Stores closed	(12)	—	(4)	—
Franchise Stores purchased from Company	42	—	105	—

Total Franchise Stores	443	19	391	1

Refranchising Initiative

In May 2009 we announced our refranchising initiative under which we stated our intent to sell existing Company Stores to new or existing franchisees who want to operate multiple store locations. We believe our refranchising initiative helped us to accelerate growth and to achieve certain operational efficiencies. This initiative also helped to shift our business to an asset light model. We initially planned to complete the sale of up to 150 Company Stores to new or existing franchisees. By the close of fiscal 2011, we had completed the sale of 174 Company Stores, the last 42 of which were sold in the first quarter of fiscal 2011.

In many refranchising transactions, we entered into development agreements committing buyers to build additional Franchise Stores in regions their purchased stores occupy. In addition, as part of these refranchising transactions, buyers of mature Company Stores are obligated to refresh and refurbish these stores.

Cash Flows Summary

The following table summarizes our cash flows for each of the past three full fiscal years (in thousands):

	January 3, 2012	December 28, 2010	December 29, 2009
Net cash (used in) provided by operating activities	$(1,080)	$(953)	$8,464
Net cash (used in) provided by investing activities	(7,010)	3,598	(3,127)
Net cash (used in) provided by financing activities	(1,327)	(2,378)	2,598

Net (decrease) increase in cash and cash equivalents	$(9,417)	$267	$7,935

Operating Activities

Net cash used in operating activities increased by $0.1 million in fiscal 2011 compared to fiscal 2010 primarily due to decreased cash flows associated with an increase in working capital (approximately $7.5 million), partially offset by the decrease in net loss adjusted for noncash items (approximately $7.4 million). Our decreased cash flows were primarily due to rent prepayments partially offset by receipts from our franchisees and licensees. In addition, our decision not to repeat, in 2010, the holiday season Jambacard program we established with Costco in 2009 contributed to the decrease in cash flows.

In the Costco jambacard program we sell jambacards to Costco who resells them to its customers. We participated in the Jambacard program in 2009 holiday season, which enabled us to record cash proceeds of approximately $6.2 million from sales of jambacards during the 52 week period ended December 28, 2010. We did not have this program in 2010. In September 2011, we resumed the Jambacard program with Costco for the holiday season of fiscal year 2011, resulting in cash inflows during fiscal 2011 and fiscal 2012. Our decreased cash flows were partially offset by increased fees from our franchisees and licensees as we expanded our franchise store base and CPG licensing program.

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

Net cash provided by operating activities decreased by $9.4 million in fiscal 2010 compared to fiscal 2009 primarily due to a decrease in cash flows related to our jambacard sales (approximately $13.5 million) and a decrease in refundable taxes received during fiscal 2009, (approximately $5.2 million) partially offset by an increase in cash flows relating to receivables (approximately $8.8 million). We did not continue the program we had with Costco in fiscal 2009 whereby we sold jambacards to Costco who resold them to its customers. As a result, at the end of fiscal 2010, we did not have receivables for the cards sold to Costco.

Investing Activities

Net cash used in investing activities was $7.0 million in fiscal 2011 compared to net cash provided by investing activities of $3.6 million in fiscal 2010, primarily reflecting a decrease in proceeds received from the refranchising initiative (approximately $10.0 million) and a net increase in spending on company-owned store investment in nine new stores, store refreshes and technology infrastructure (approximately $0.6 million).

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

In fiscal 2012, we expect capital expenditures to be approximately $6.0 million depending on our liquidity needs, including investing in improvements to our technology infrastructure and maintenance capital. We expect to open up to nine new Company Stores as we focus our growth on expanding and accelerating the development of traditional and non-traditional Franchise Stores.

Financing Activities

Net cash used in financing activities decreased by $1.1 million in fiscal 2011 compared to fiscal 2010, due to a decrease in preferred stock dividend payments (approximately $0.7 million), due to the conversion of shares of preferred stock to common stock, a reduction in capital lease payments (approximately $0.2 million) and an increase in proceeds pursuant to stock plans (approximately $0.2 million).

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

Liquidity

As of January 3, 2012, we had cash and cash equivalents of $19.6 million compared to $29.0 million in cash and cash equivalents as of December 28, 2010. As of January 3, 2012 and December 28, 2010, we had no short term or long term debt. Our primary sources of liquidity are cash flows provided by operating activities. In the future, and as permitted under the Securities Purchase Agreement for the Series B Preferred Stock, we may enter equipment leasing arrangements and incur up to $10.0 million of indebtedness as necessary. We cannot assure, however, that such financing will be available on favorable terms or at all. During September, 2011, we resumed our Costco jambacard program for the 2011 holiday season, where we sell jambacards to Costco who resells them to its customers. The receivable related to Costco of $2.7 million was subsequently collected in early 2012. As of January 3, 2012, we held $1.4 million in restricted cash, which represented cash held in money market accounts or certificates of deposit to collateralize our letters of credit and advertising fund.

While we have completed our refranchising initiative and do not anticipate further proceeds from the sale of additional Company Stores, we expect that our cash on hand and future cash flows provided by operating activities will be sufficient to fund our working capital and general corporate needs, Series B Preferred Stock dividend payments and the non-discretionary capital expenditures for the foreseeable future. Our primary liquidity and capital requirements are for working capital and general corporate needs and the planned fiscal 2012 capital expenditures are described above. The use of cash to fund discretionary capital expenditures will be based on the need to conserve our capital.

On February 14, 2012, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”) whereby the Lender is providing us with a six million dollar revolving line of credit. The outstanding balance under the credit facility bears interest at a LIBOR Market Index Rate based upon the rate for one month U.S. dollar deposits, plus 3.75% per annum. Under the terms of the Credit Agreement, we are required to maintain minimum levels of trailing annual consolidated EBITDA and liquidity and will be subject to limits on annual capital expenditures. The Credit Agreement terminates January 31, 2013 or may be terminated earlier by us or by the Lender. The credit facility is subject to customary affirmative and negative covenants for credit facilities of this type, including limitations on us with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions and dispositions of assets. The credit facility is evidenced by a revolving note made by us in favor of the Lender, is guaranteed by us and is secured by substantially all of our assets including the asset of our subsidiaries and a pledge of stock of our subsidiaries. We are in compliance with all related covenants.

The adequacy of our available funds will depend on many factors, including the macroeconomic environment, the operating performance of our Company Stores, the successful expansion of our franchise and licensing programs and the successful rollout and consumer acceptance of our new beverage and food initiatives. Given these factors, our foremost priorities for the near term continue to be preserving and generating cash sufficient to fund our liquidity needs.

Contractual Obligations

The following table summarizes contractual obligations and borrowings as of January 3, 2012, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods. We expect to fund these commitments primarily with operating cash flows generated in the normal course of business.

	Payments Due by Period (in 000s)
	Total	Less Than 1 Year	1-2 Years	3-4 Years	5 or More Years
Operating lease obligations(1)	$110,597	$24,805	$43,733	$25,870	$16,189
Purchase obligations(2)	83,341	70,618	5,133	5,060	2,530
Series B redeemable preferred stock redemption	19,365	—	—	—	19,365
Dividends for Series B redeemable preferred stock	8,520	1,549	3,098	3,098	775

Total	$221,823	$96,972	$51,964	$34,028	$38,859

(1)

Our wholly owned subsidiary, Jamba Juice Company, is a party to each Company Store lease obligation. The operating lease obligations represent future minimum lease payments under non-cancelable operating leases and lease termination fees as of January 3, 2012. The minimum lease payments do not include common area maintenance (“CAM”) charges, insurance, contingent rent obligations or real estate taxes, which are also required contractual obligations under our operating leases. In the majority of our operating leases, CAM charges are not fixed and can fluctuate from year to year. Total CAM charges, insurance, contingent rent obligations, license, permits and real estate taxes for our fiscal year ended January 3, 2012 were $7.0 million.

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

As of January 3, 2012, our gross unrecognized tax benefits totaled $0.2 million and are not included in the table as a reasonably reliable estimate of the timing of future payments, if any, cannot be predicted.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

New Accounting Standards

See the Recent Accounting Pronouncements section in Note 1 of our Notes to Consolidated Financial Statements for a summary of new accounting standards.

SEASONALITY AND QUARTERLY RESULTS

Our business is highly subject to day-to-day volatility based on weather and varies by season. A significant portion of our revenue is realized during the second and third quarters of the fiscal year, which include the summer months. The fourth quarter of the fiscal year, which encompasses the winter months and the holiday season, has traditionally been our lowest revenue volume quarter. Although we have expanded the number of stores offering our hot oatmeal, hot beverages, sandwiches and California Flatbread selections, our business will likely continue to be subject to seasonal patterns for the foreseeable future, given that the largest portion of our sales continues to be from the sale of smoothies during the warmer parts of the year. Because of the seasonality of the business, results for an individual quarter are not necessarily indicative of the results which may be achieved for the full fiscal year. Furthermore, since our fiscal year will now have four 13-week quarters as compared to our previous quarters where our first fiscal quarter was sixteen weeks, the second and third quarters were twelve weeks, and the fourth quarter was twelve or thirteen weeks, our quarterly results as compared to previous quarters in 2011 or earlier may not be indicative of our performance.

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

Commodities Prices

We are exposed to the impact of commodity and utility price fluctuations related to unpredictable factors such as weather and various market conditions over which we do not have control. We purchase significant amounts of fruits and dairy products to support the needs of our Company Stores. The price and availability of these commodities directly impacts the results of operations and can be expected to impact the future results of operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Jamba, Inc.:

We have audited the accompanying consolidated balance sheets of Jamba, Inc. and subsidiaries (the Company) as of January 3, 2012 and December 28, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended January 3, 2012, December 28, 2010 and December 29, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jamba, Inc. and subsidiaries as of January 3, 2012 and December 28, 2010, and the results of their operations and their cash flows for the fiscal years ended January 3, 2012, December 28, 2010 and December 29, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 3, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California

March 8, 2012

JAMBA, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)	January 3, 2012	December 28, 2010
ASSETS
Current assets:
Cash and cash equivalents	$19,607	$29,024
Restricted cash	1,352	1,620
Receivables, net of allowances of $294 and $200	13,040	6,377
Inventories	2,228	2,486
Prepaid and refundable taxes	574	539
Prepaid rent	2,761	508
Assets held for sale	—	3,877
Prepaid expenses and other current assets	1,509	1,604

Total current assets	41,071	46,035
Property, fixtures and equipment, net	44,760	49,215
Trademarks and other intangible assets, net	1,130	1,341
Restricted cash	—	205
Deferred income taxes	—	40
Other long-term assets	1,332	3,218

Total assets	$88,293	$100,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,155	$6,851
Accrued compensation and benefits	6,566	6,161
Workers’ compensation and health insurance reserves	1,092	1,140
Accrued jambacard liability	33,256	29,756
Other current liabilities	9,961	12,622

Total current liabilities	55,030	56,530
Long-term workers’ compensation and health insurance reserves	—	166
Other long-term liabilities	13,079	15,416

Total liabilities	68,109	72,112

Commitments and contingencies (Notes 9 and 15)
Series B redeemable preferred stock, $.001 par value, 304,348 shares authorized; 168,389 and 197,485 issued, and outstanding, respectively	17,880	20,554
Stockholders’ equity:
Common stock, $.001 par value, 150,000,000 shares authorized; 67,280,485 and 63,734,961 shares issued, and outstanding, respectively	68	64
Additional paid-in capital	369,027	365,817
Accumulated deficit	(366,791)	(358,493)

Total stockholders’ equity	2,304	7,388

Total liabilities and stockholders’ equity	$88,293	$100,054

See Notes to Consolidated Financial Statements.

JAMBA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)	Fiscal Year Ended January 3, 2012	Fiscal Year Ended December 28, 2010	Fiscal Year Ended December 29, 2009
Revenue:
Company stores	$214,837	$254,491	$295,607
Franchise and other revenue	11,597	8,162	6,030

Total revenue	226,434	262,653	301,637

Costs and operating expenses (income):
Cost of sales	49,503	61,307	72,669
Labor	67,868	85,189	100,589
Occupancy	31,092	38,561	43,888
Store operating	32,847	38,358	38,734
Depreciation and amortization	12,463	14,610	18,271
General and administrative	37,798	37,262	37,044
Store pre-opening	965	648	516
Impairment of long-lived assets	1,291	2,778	12,639
Store lease termination and closure	721	4,255	1,234
Other operating, net	210	(4,292)	(3,840)

Total costs and operating expenses	234,758	278,676	321,744

Loss from operations	(8,324)	(16,023)	(20,107)

Other income (expense):
Gain on derivative liabilities	—	—	1,597
Interest income	159	73	404
Interest expense	(473)	(547)	(6,905)

Total other expense, net	(314)	(474)	(4,904)

Loss before income taxes	(8,638)	(16,497)	(25,011)
Income tax benefit (expense)	340	(159)	1,066

Net loss	(8,298)	(16,656)	(23,945)
Redeemable preferred stock dividends and deemed dividends	(2,331)	(4,077)	(1,860)

Net loss attributable to common stockholders	$(10,629)	$(20,733)	$(25,805)

Weighted-average shares used in the computation of loss per share:
Basic	66,310,654	58,711,495	53,632,299
Diluted	66,310,654	58,711,495	53,632,299
Loss per share:
Basic	$(0.16)	$(0.35)	$(0.48)
Diluted	$(0.16)	$(0.35)	$(0.48)

See Notes to Consolidated Financial Statements.

JAMBA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
(Dollars in thousands, except share amounts)	Shares	Amount
Balance as of December 30, 2008	54,690,728	$55	$358,258	$(317,892)	$40,421
Share-based compensation expense	—	—	1,274	—	1,274
Common stock repurchased pursuant to repayment of Financing Agreement	(2,000,000)	(2)	(2,497)	—	(2,499)
Issuance of common stock pursuant to stock plans	21,800	—	29	—	29
Beneficial conversion feature and warrants issued related to redeemable preferred stock	—	—	1,116	—	1,116
Accretion of redeemable preferred stock	—	—	(328)	—	(328)
Redeemable preferred stock dividends	—	—	(1,532)	—	(1,532)
Net loss	—	—	—	(23,945)	(23,945)

Balance as of December 29, 2009	52,712,528	53	356,320	(341,837)	14,536
Share-based compensation expense	—	—	1,146	—	1,146
Issuance of common stock pursuant to stock plans	278,133	—	149	—	149
Conversion of redeemable preferred stock	10,686,300	11	12,279	—	12,290
Accretion of redeemable preferred stock	—	—	(1,775)	—	(1,775)
Redeemable preferred stock dividends	—	—	(2,302)	—	(2,302)
Restricted shares vested	58,000	—	—	—	—
Net loss	—	—	—	(16,656)	(16,656)

Balance as of December 28, 2010	63,734,961	64	365,817	(358,493)	7,388
Share-based compensation expense	—	—	1,256	—	1,256
Issuance of common stock pursuant to stock plans	587,924	1	942	—	943
Conversion of redeemable preferred stock	2,909,600	3	3,343	—	3,346
Accretion of redeemable preferred stock	—	—	(672)	—	(672)
Redeemable preferred stock dividends	—	—	(1,659)	—	(1,659)
Restricted shares vested	48,000	—	—	—	—
Net loss	—	—	—	(8,298)	(8,298)

Balance as of January 3, 2012	67,280,485	$68	$369,027	$(366,791)	$2,304

See Notes to Consolidated Financial Statements.

JAMBA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Fiscal Year Ended January 3, 2012	Fiscal Year Ended December 28, 2010	Fiscal Year Ended December 29, 2009
Cash (used in) provided by operating activities:
Net loss	$(8,298)	$(16,656)	$(23,945)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	12,463	14,610	18,271
Impairment of long-lived assets	1,291	2,778	12,639
Lease termination, store closure costs and disposals	1,501	(324)	(1,374)
Jambacard breakage income and amortization, net	(3,685)	(5,252)	(2,777)
Share-based compensation	1,256	1,146	1,274
Bad debt and purchase obligation reserves	164	528	(178)
Deferred rent	(457)	(869)	793
Deferred income taxes	40	958	(644)
Write-off of loan fees and loan discount	—	—	2,865
Equity (income) loss from joint ventures	(51)	(61)	(7)
Gain on derivative liabilities	—	—	(1,597)
Amortization of loan premium	—	—	887
Changes in operating assets and liabilities:
Receivables	(6,717)	3,333	(5,441)
Inventories	148	957	(150)
Prepaid and refundable taxes	(35)	(48)	5,179
Prepaid rent	(2,253)	(22)	(301)
Prepaid expenses and other current assets	95	(482)	206
Other long-term assets	1,937	838	106
Restricted cash from operating activities	473	898	1,995
Accounts payable	(2,494)	1,152	(2,080)
Accrued compensation and benefits	1,005	(928)	(582)
Workers’ compensation and health insurance reserves	(214)	(948)	(2,327)
Accrued jambacard liability	7,185	(3,247)	10,268
Other current liabilities	(2,793)	2,332	(2,326)
Other long-term liabilities	(1,643)	(1,646)	(2,290)

Cash (used in) provided by operating activities	(1,080)	(953)	8,464

Cash provided by (used in) investing activities:
Capital expenditures	(10,744)	(10,165)	(10,839)
Proceeds from the sale of stores	3,734	13,763	4,712
Decrease in restricted cash	—	—	3,000

Cash (used in) provided by investing activities	(7,010)	3,598	(3,127)

Cash (used in) provided by financing activities:
Proceeds from issuance of redeemable preferred stock	—	—	34,115
Payments on debt facility	—	—	(25,000)
Payments on exercise of put agreement	—	—	(3,000)
Payments of costs for issuance of redeemable preferred stock	—	—	(1,908)
Redeemable preferred stock dividends paid	(1,621)	(2,302)	(1,360)
Payment on capital lease obligations	(20)	(225)	(282)
Proceeds pursuant to stock plans	314	149	33

Cash (used in) provided by financing activities	(1,327)	(2,378)	2,598

Net (decrease) increase in cash and equivalents	(9,417)	267	7,935
Cash and equivalents at beginning of period	29,024	28,757	20,822

Cash and equivalents at end of period	$19,607	$29,024	$28,757

Supplemental cash flow information:
Cash paid for interest	$237	$293	$3,309
Income taxes paid	36	18	51
Noncash investing and financing activities:
Noncash property, fixtures and equipment additions	$202	$1,705	$1,396
Accretion of redeemable preferred stock	672	1,775	328
Beneficial conversion feature of redeemable preferred stock	—	—	885
Warrants issued in connection with issuance of redeemable preferred stock	—	—	231
Redeemable preferred stock dividends	38	50	172
Conversion of redeemable preferred stock	3,346	12,290	—

See Notes to Consolidated Financial Statements.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JANUARY 3, 2012, DECEMBER 28, 2010

AND DECEMBER 29, 2009

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—Jamba, Inc. consummated its initial public offering in July 2005. On March 10, 2006, Jamba, Inc. entered into an Agreement and Plan of Merger with Jamba Juice Company (the “Merger Agreement”). On November 29, 2006 (the “Merger Date”), the Jamba, Inc. consummated the merger with Jamba Juice Company (the “Merger”) whereby Jamba Juice Company became its wholly owned subsidiary.

Jamba, Inc. together with its wholly-owned subsidiary, Jamba Juice Company (“the Company”) owns and franchises, on a global basis, Jamba Juice stores. Jamba Juice Company is a leading restaurant retailer of better-for-you specialty beverage and food offerings which include great tasting fruit smoothies, fresh squeezed juices, hot teas, hot oatmeal made with organic steel cut oats, fruit and veggie smoothies, Fit n’Fruitful™ smoothies with Weight Burner Boost™, Whirl’ns™ Frozen Yogurt, breakfast wraps, salads, sandwiches, California Flatbreads™, and a variety of baked goods and snacks. Jamba, Inc. was incorporated in January 2005, and went public through an initial public offering later that year. In November 2006, the Company completed its acquisition of Jamba Juice Company, which first began operations in 1990. As of January 3, 2012, there were 769 Jamba Juice stores globally, consisting of 307 Company-owned and operated stores (“Company Stores”), 443 franchise-operated stores (“Franchise Stores”) in the United States, and 19 international Franchise Stores (“International Stores”). As of January 3, 2012, Jamba Juice also had a retail consumer products program that included ten license agreements covering a variety of CPG products.

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

Fiscal Year End—On June 7, 2007, Jamba, Inc.’s board of directors approved a change to the Company’s fiscal year end from the second Tuesday following December 31 to the Tuesday closest to December 31. The Company’s most recently completed fiscal year, referred to as fiscal 2011, started on December 29, 2010 and ended on January 3, 2012 and has 53 weeks. The Company’s fiscal 2010 started on December 30, 2009 and ended on December 28, 2010, which is referred to as fiscal 2010. The Company’s fiscal 2009 started on December 31, 2008 and ended on December 29, 2009, which is referred to as fiscal 2009. Fiscal 2010 and fiscal 2009 have 52 weeks.

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

Reclassifications—During fiscal 2010, the Company reclassified to cost of sales certain costs of managing its procurement program, which commenced at the beginning of the year. The Company recorded $ 1.7 million, previously recorded in general and administrative expense, in cost of sales under this program. During fiscal 2009, these costs were recorded in general and administrative expense and were $1.5 million.

Concentrations of Risk—The Company maintains food distribution contracts primarily with one supplier, Southwest Traders, Inc. This supplier provided approximately 94%, 75% and 75% of foods and products sold in

Company Stores, in fiscal 2011, fiscal 2010 and fiscal 2009, respectively, which potentially subjects the Company to a concentration of business risk. If this supplier had operational problems or ceased making product available to the Company, operations could be adversely affected.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with high-quality financial institutions. Balances in the Company’s cash accounts frequently exceed the Federal Deposit Insurance Corporation insurance limit.

Self-Insurance Reserves—The Company is self-insured for healthcare benefits, and liabilities are based on statistical analyses of historical industry data as well as actual historical trends. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. For workers’ compensation benefits, the Company was self-insured for existing and prior years’ exposures through September 30, 2008. Liabilities associated with the risks that the Company retains for workers compensation benefits are estimated in part, by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions.

Cash and Cash Equivalents—The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. As of January 3, 2012 and December 28, 2010, the Company did not have any investments with maturities greater than three months.

Restricted Cash and Investments—At January 3, 2012, the Company held $1.4 million in restricted cash, representing cash held in money market accounts or certificates of deposits to collateralize the Company’s letters of credit which is required since the Company was self-insured for workers’ compensation.

At December 28, 2010, the Company held $1.8 million in restricted cash, of which $1.6 million was classified as a current asset and $0.2 million classified as a long-term asset, representing cash held in money market accounts or certificates of deposits to collateralize the Company’s letters of credit which is required since the Company was self-insured.

Receivables—Receivables primarily represent amounts due from sale of jambacards, royalty fees, advertising fees, construction allowances, amounts receivable from suppliers, jambacards issued by the franchisees and rent receivable from franchisees. The allowance for doubtful accounts is the Company’s estimate of the amount of probable credit losses in the Company’s existing accounts receivable.

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

Impairment of Long-Lived Assets—The Company evaluates long-lived assets for impairment when facts and circumstances indicate that the carrying values of long-lived assets may not be recoverable. The impairment evaluation is generally performed at the individual store asset group level. The Company first compares the carrying value of the asset to the asset’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying value of the asset, we measure an impairment loss based on the asset’s estimated fair value. The fair value of a store’s assets is estimated using a discounted cash flow model based on internal projections and taking into consideration the view of a market participant. The estimate of cash flows is based on, among other things, certain assumptions about expected future operating performance. Factors considered during the impairment evaluation include factors related to actual operating cash flows, the period of time since a store has been opened or remodeled, refranchising expectations and the maturity of the relevant market.

The Company announced its refranchising initiative in May 2009 and it ended in April, 2011. During the refranchising initiative, the Company classified assets as held for sale and suspended depreciation and amortization on such assets when all of the following criteria were met: (i) Board of Directors approval to refranchise (the store or group of stores) is received; (ii) the stores can be immediately removed from operations; (iii) an active program to locate a buyer is implemented; (iv) the assets are being actively marketed for sale at or near their current fair value; (v) significant changes to the plan of sale are not likely; and (vi) the sale is probable within one year. Assets held for sale were recorded at the lower of the carrying amount or fair value less cost to sell. Fair value was determined based on the purchase price in the asset purchase agreement.

Refranchising—For each refranchise transaction, the Company entered into an asset purchase agreement, and related franchise agreements, and sublease agreements. Certain franchise agreements included royalty concessions over future years and certain sublease agreements included rent concessions for some or all of the remaining terms of the leases. The royalty and rent concessions were discounted to present value and recorded as liabilities in deferred revenue and other long-term liabilities on the consolidated balance sheet. At January 3, 2012, royalty concessions and rent concessions were $0.7 million and $1.5 million, respectively. At December 28, 2010, royalty concessions and rent concessions were $0.8 million and $2.2 million, respectively. There were no rent or royalty concessions at December 29, 2009.

Trademarks and Other Intangible Asset Impairment—Trademarks are not subject to amortization and are tested for impairment annually (at year-end), or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performed its test for impairment on trademarks by comparing the fair value of the trademarks to their carrying amounts. An impairment loss was generally recognized when the carrying amount of the trademarks is less than the fair value. The fair value of trademarks was estimated using the income approach which is based on assumptions about future cash flows resulting from franchise and license agreements.

Intangible assets subject to amortization (primarily franchise agreements, reacquired franchise rights and a favorable lease portfolio intangible asset recognized in the purchase of Jamba Juice in 2006) are tested for impairment annually (at year-end) or more frequently if changes in circumstances indicate that their carrying amounts may not be recoverable. Intangible assets are amortized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. Useful life for the franchise agreements is 13.4 years. The useful life of reacquired franchise rights represents the remaining term of the franchise agreement. The useful life of the favorable lease portfolio intangible is based on the related lease term.

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

As a result of the Merger, the jambacard liability was adjusted to fair value by discounting the projected cash flows to present value, which are the costs to service deferred revenue, plus an estimated operating margin. The adjustment was amortized over the expected life of the jambacard and resulted in $0, $0.2 million and $0.1 million of expense during fiscal 2011, fiscal 2010 and fiscal 2009, respectively, which offset the amount recorded as jambacard breakage income. The adjustment was fully amortized as of December 28, 2010. The Company recorded $3.7 million, $5.3 million and $2.8 million of jambacard breakage income during fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

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

Royalties from Franchise Stores are determined as a percentage of revenue and are recognized in the same period as the related franchise store revenue. If collection of the franchise royalty fee is doubtful, revenue is recognized at the time of collection.

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

Royalties from licensed CPG products are based on a percentage of product sales and are recognized as revenue upon the sale of the product to retail outlets.

Cost of Sales—The Company includes in cost of sales, costs incurred to acquire fruit, dairy and other products used to make smoothies and juices, paper products, as well as the costs related to managing our procurement program, and payments received from vendors.

Advertising Fund—The Company participates with its franchisees in an advertising fund, established in fiscal 2010, to collect and administer funds contributed for use in advertising and promotional programs which are designed to increase sales and enhance the reputation of the Company and its franchise owners. Contributions to the advertising fund are required for Company Stores and traditional Franchise Stores and are generally based on a percent of store sales. The Company has control of the advertising fund. The fund is consolidated and the Company reports all assets and liabilities of the fund.

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

Advertising fund assets as of January 3, 2012 include $1.5 million of receivables from franchisees, which is recorded in receivables on the consolidated balance sheet. Advertising fund liabilities as of January 3, 2012, of $0.5 million are reported in other current liabilities and accounts payable on the consolidated balance sheet.

Advertising fund assets as of December 28, 2010 include $0.5 million of receivables from franchisees, which is recorded in receivables on the consolidated balance sheet. Advertising fund liabilities as of December 28, 2010 of $0.9 million are reported in other current liabilities and accounts payable on the consolidated balance sheet. There were no advertising fund assets or advertising fund liabilities as of December 29, 2009.

Advertising Costs—Advertising costs are expensed as incurred and were $7.3 million, $7.8 million and $5.9 million in fiscal 2011, fiscal 2010 and fiscal 2009, respectively, and are classified as store operating expenses. The Company received advertising contributions from its franchisees, which contributions were recorded as an offset to advertising expense, and were $2.8 million, $1.9 million and $1.3 million for fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

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

Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. In establishing deferred income tax assets and liabilities, we make judgments and interpretations based on enacted tax laws and published tax guidance applicable to our operations. We record deferred tax assets and liabilities and evaluate the need for valuation allowances to reduce deferred tax assets to amounts more likely than not of being realized. Changes in our valuation of the deferred tax assets or changes in the income tax provision may affect our annual effective income tax rate.

Uncertain tax positions are recognized as the greatest amount more than 50% likely of being sustained upon audit based on the technical merits of the position. On a quarterly basis, we review and update our inventory of tax positions as necessary to add any new uncertain tax positions taken, or to remove previously identified uncertain positions that have been effectively settled. Additionally, uncertain positions may be re-measured as warranted by changes in facts or law. Accounting for uncertain tax positions requires significant judgments, including estimating the amount, timing and likelihood of ultimate settlement. Although we believe that these estimates are reasonable, actual results could differ from these estimates. The Company classifies interest and penalties related to income taxes as a component of income taxes in the consolidated statements of operations.

Earnings (Loss) Per Share—Basic earnings (loss) per share is computed based on the weighted-average of common shares outstanding during the period. Diluted earnings (loss) per share is computed based on the weighted-average number of common shares and potentially dilutive securities, which includes preferred stock outstanding from the Company’s issuance of preferred stock, outstanding warrants and outstanding options and restricted stock awards granted under the Company’s stock option plans. Anti-dilutive shares of 24.2 million, 31.3 million and 20.5 million have been excluded from diluted weighted-average shares outstanding in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. The Company’s basic weighted-average shares outstanding are equal to its diluted weighted-average shares outstanding since the Company experienced a net loss in each of fiscal 2011, fiscal 2010 and fiscal 2009.

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

Stock options for a fixed number of shares are granted to certain employees and directors with an exercise price based on the grant date fair value of the Company’s common stock. The Company also grants restricted stock with a fair value determined based on the closing price of the Company’s common stock on the date of grant (see Note 11). Stock options generally vest over a four-year period. Share-based compensation expense is recognized ratably over the service period.

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

Segment Reporting—The Company has one reportable retail segment.

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

2. DEVELOPMENT AGREEMENTS

The Company’s wholly owned subsidiary, Jamba Juice Company, has entered into multi-unit license agreements with area developers to develop stores in certain geographic regions. Under typical multi-unit license agreements, the area developer generally pays one-half of the initial nonrefundable fee multiplied by each store to be developed as a nonrefundable development fee upon execution of the multi-unit license agreement. The agreements are generally for a term of 10 years. Each time a store is opened under the multi-unit license agreement, the Company credits the franchisee one-half of the initial fee paid as part of the development fee and the franchisee is required to pay the remaining one-half of the initial fee. As of January 3, 2012, there were 32 stores operating under a current multi-unit license agreement. In addition, the Company has entered into and will continue to enter into development agreements in connection with its franchising activities in the United States and at international locations. In connection with its domestic franchising efforts through fiscal 2011, fifteen area developers have contractual commitments to open 78 Franchise Stores over the next one to ten years. In connection with our international efforts, as of January 3, 2012, three developers have contractual commitment to build 301 stores and stations over the next ten years.

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

Deferred franchise revenue is included in other long-term liabilities on the consolidated balance sheets and as of January 3, 2012 and December 28, 2010 and includes $0.7 million and $0.5 million, respectively, relating to non-refundable development fees and initial fees paid by franchisees whose stores have not yet opened. In addition, deferred franchise revenue as of January 3, 2012 and December 28, 2010 includes $0.7 million and $0.6 million, respectively, relating to non-refundable international development fees.

3. PROPERTY, FIXTURES AND EQUIPMENT

Property, fixtures, and equipment as of January 3, 2012 and December 28, 2010, consisted of the following (in thousands):

	January 3, 2012	December 28, 2010
Leasehold improvements	$49,703	$47,848
Furniture, fixtures and equipment	55,199	51,407
Construction in progress (primarily stores under construction)	77	120

Total	104,979	99,375
Less accumulated depreciation and amortization	(60,219)	(50,160)

Total	$44,760	$49,215

Depreciation and amortization expense related to property, fixtures and equipment for fiscal 2011, fiscal 2010 and fiscal 2009 was $12.3 million, $14.6 million, and $18.3 million, respectively.

4. ASSETS HELD FOR SALE

Assets held for sale consists of Company Stores that the Company expects to refranchise. Such assets are recorded at the lower of the carrying amount or fair value, less cost to sell. Fair value is determined based on the purchase price in the asset purchase agreement. Assets are no longer depreciated once classified as held for sale. Assets held for sale at December 28, 2010 include $3.9 million of property, fixtures and equipment and are included in prepaid expenses and other current assets on the consolidated balance sheets.

5. TRADEMARKS AND OTHER INTANGIBLE ASSETS

The carrying amount and accumulated amortization of trademarks and other intangible assets as of January 3, 2012 and December 28, 2010, were as follows (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount
Amortized Intangible Assets
As of January 3, 2012
Trademarks	$410	$—	$410
Favorable leases	2,051	(1,901)	150
Franchise agreements	828	(315)	513
Reacquired franchise rights	325	(268)	57

Total	$3,614	$(2,484)	$1,130

As of December 28, 2010
Trademarks	$267	$—	$267
Favorable leases	2,273	(1,913)	360
Franchise agreements	891	(294)	597
Reacquired franchise rights	375	(258)	117

Total	$3,806	$(2,465)	$1,341

Intangible assets are amortized over their expected useful lives. Amortization expense for intangible assets for fiscal 2011, fiscal 2010 and fiscal 2009 was $0.3 million, $1.1 million and $1.9 million, respectively. Expected annual amortization expense for intangible assets recorded as of January 3, 2011 is as follows (in thousands):

Fiscal Year	Amortization Expense
2012	201
2013	105
2014	74
2015	69
2016	66
Thereafter	205

Trademarks are not subject to amortization and are tested for impairment annually (at year-end), or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consisted of the comparison of the fair value of the trademarks to its carrying amount. The fair value of trademarks was estimated using the income approach which is based on assumptions about future cash flows resulting from franchise and license agreements. As of January 3, 2012 and December 28, 2010, the Company had trademarks of approximately $0.4 million and $0.3 million, respectively.

6. OTHER LONG-TERM ASSETS

As of January 3, 2012 and December 28, 2010, other long-term assets consisted of the following (in thousands):

	January 3, 2012	December 28, 2010
Notes receivable from franchisees	$—	$1,625
Deposits	848	951
Investment in JJC Hawaii, LLC	470	548
Other	15	94

Total	$1,333	$3,218

The Company accounts for its investments in JJC Hawaii, LLC under the equity method. The Company owns a 5.0% interest in JJC Hawaii, LLC as of January 3, 2012 and December 28, 2010. The equity in earnings recognized by the Company for JJC Hawaii, LLC was $54,000, $61,000 and $81,000 for fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

7. IMPAIRMENT, STORE LEASE TERMINATION AND CLOSURE COSTS AND WORKFORCE REDUCTION

Long-lived asset impairment

The Company evaluates long-lived assets for impairment when facts and circumstances indicate that the carrying values of long-lived assets may not be recoverable. The evaluation includes consideration of factors such as historical and current operating performance and projected future results at store level. Impairment charges include the write-down of long-lived assets at stores that were assessed for impairment because of management’s intention to close the store or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable. The Company recorded impairment charges of $1.3 million, $2.8 million and $12.3 million for fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

Store lease termination and closure costs and workforce reduction

As a result of the Company’s revitalization efforts and revised development goals, the Company evaluated the infrastructure needed to support its evolving business model and restructured its Support Center to eliminate certain administrative positions. During fiscal 2011, 2010 and 2009, the Company incurred $0.7 million, $4.3 million and $1.2 million, respectively, in charges related to asset write-offs for lease termination and closure costs.

Lease termination costs consist primarily of the costs of future obligations related to closed store locations. Discounted liabilities for future lease costs and the fair value of related subleases of closed locations are recorded when the stores are closed. These amounts are subject to adjustments as liabilities are settled. In assessing the discounted liabilities for future costs of obligations related to closed stores, the Company made assumptions regarding amounts of future subleases. If these assumptions or their related estimates change in the future, the Company may be required to record additional exit costs or reduce exit costs previously recorded. Exit costs recorded for each of the periods presented include the effect of such changes in estimates. Severance accruals were paid during fiscal 2010 and 2009. Lease obligations are payable through 2019, less sublease amounts. The following is a reconciliation of the store closure and severance accrual and is included in Other current liabilities and Other long-term liabilities (in thousands):

Balance as of December 29, 2009	$2,478
Provision for noncancellable lease payments of closed stores	2,443
Severance payments	(144)
Payments on lease liabilities	(1,889)
Adjustment	130

Balance as of December 28, 2010	$3,018
Provision for noncancellable lease payments of closed stores	154
Payments on lease liability	(2,834)
Adjustments	235

Balance as of January 3, 2012	$573

Gain/loss on Disposal of Other Assets—The Company recognized a loss on disposal of fixed assets of $2.1 million and $0.3 million in fiscal 2011 and 2010, respectively, and a gain on disposal of assets of $2.0 million in fiscal 2009. The loss on disposal in fiscal 2011 includes a net loss of $0.3 million on sale of fixed assets of refranchised stores pursuant to our refranchising initiative which ended in April 2011. The loss on disposal in fiscal 2010 is net of a $1.5 million dollar gain on refranchising of Company Stores.

8. OTHER LONG-TERM LIABILITIES

As of January 3, 2012 and December 28, 2010, other long-term liabilities consisted of the following (in thousands):

	January 3, 2012	December 28, 2010
Deferred revenue, long term	$3,078	$3,101
Construction allowance	2,974	3,515
Deferred rent	6,155	6,072
Other liabilities	872	2,728

Total other long-term liabilities	$13,079	$15,416

9. LEASE COMMITMENTS

The Company leases its office, retail stores, and some equipment under operating leases, with terms expiring through 2023. Most store leases have an initial term of 10 years, with renewal options of up to 10 years and provide for payment of common area operating expenses and real estate taxes. Rental expense, net of sublease income was $24.8 million in fiscal 2011, $28.5 million in fiscal 2010 and $33.9 million in fiscal 2009 and is recorded in occupancy costs and general and administrative expenses. Contingent rent included in occupancy costs was $0.4 million, $0.4 million and $0.3 million in fiscal 2011, 2010 and 2009, respectively.

The aggregate future minimum noncancelable lease payments as of January 3, 2012, were as follows (in thousands):

Fiscal Year Ending:
2012	$24,805
2013	23,515
2014	20,218
2015	15,118
2016	10,752
Thereafter	16,189

Total minimum lease commitments	$110,597

The Company has subleases related to certain of its operating leases. The Company recognized sublease income of $8.0 million in fiscal 2011, $2.4 million in fiscal 2010 and $0.8 million in fiscal 2009, respectively. Future minimum lease payments under operating leases of $111 million have been reduced by future minimum sublease rental income of $37.0 million.

The Company has certain contractual obligations for some of its operating leases that could be terminated in the future upon written notice and payment of a termination fee. These termination fees totaled approximately $0.1 million at January 3, 2012.

10. REDEEMABLE PREFERRED STOCK

A summary of redeemable preferred stock activity for fiscal year 2011 is presented below (dollars in thousands, except share amounts):

	Redeemable preferred stock
	Shares	Amount
Balance as of December 28, 2009	304,348	$31,069
Conversion of redeemable preferred stock	(106,863)	(12,290)
Accretion of redeemable preferred stock	—	1,775

Balance as of December 28, 2010	197,485	20,554
Conversion of redeemable preferred stock	(29,096)	(3,346)
Accretion of redeemable preferred stock	—	672

Balance as of January 3, 2012	168,389	$17,880

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

The holders of the shares of the Series B-1 Preferred, voting as a separate class, elected two members to the Board. The Series B-1 Preferred holders are allowed to hold two seats on the Board so long as 50% more of the number of shares of Series B-1 Preferred originally issued is outstanding. In the event the number of shares of Series B-1 Preferred Stock outstanding is less than 50% of the number of shares originally issued but greater than or equal to 25% of the number of shares originally issued, the holders of the shares of Series B-1 Preferred, voting as a separate class, will be entitled to elect only one member of the Board. The ability to have any members to the Board by the holders of the shares of the Series B-1 Preferred will cease once the number of outstanding shares of Series B-1 Preferred is less than 25% of the number of shares of Series B-1 Preferred originally issued.

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

During the fiscal year ended January 3, 2012, holders converted 18,400 shares of outstanding Series B-1 Preferred Stock and 10,696 shares of outstanding Series B-2 Preferred Stock to an aggregate 2,909,600 shares of common stock at the initial conversion price of $1.15 per share. During the fiscal year ended December 28, 2010, holders converted 42,451 shares of outstanding Series B-1 Preferred Stock and 64,412 shares of outstanding Series B-2 Preferred Stock to an aggregate 10,686,300 shares of common stock at the initial conversion price of $1.15 per share.

During fiscal 2011, 2010 and 2009, the Company paid cash dividends on the Series B Preferred Stock totaling $1.6 million, $2.3 million and $1.4 million, respectively. Accretion related to the Series B Preferred Stock for the fiscal years ended January 3, 2012, December 28, 2010 and December 29, 2009 was $0.7 million, $1.8 million and $0.3 million, respectively, including the acceleration of accretion on converted shares.

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

As of January 3, 2012, there remained 2,250,942 shares available for grant under the Company’s 2006 Plan. Options granted under the 2006 Plan have an exercise price equal to the closing price of the Company’s common stock on the grant date. Options granted in 2006 under the 2006 Plan have an exercise price equal to the average of the closing price of the Company’s common stock for five trading days, consisting of the two days immediately following the date of grant, the day of the grant, and two days immediately before the date of grant. Options under the 2001 Plan and 1994 Plan were granted at an exercise price equal to or greater than the fair market value of the common stock at the date of the grant, are exercisable for up to 10 years, and vest annually on grant date over a four year period. Options outstanding under the 1994 Plan and the 2001 Plan became fully vested in 2010.

In December 2008, the Company granted an aggregate of 1,500,000 shares of stock options to its new President and Chief Executive Officer, resulting in an increase in the number of shares issued under stock option awards outstanding. This award was granted as an inducement grant outside of the Company’s existing equity plans and has a three-year vesting period.

The fair value of options granted was estimated at the date of grant using a Black-Scholes option-pricing model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. For expected life we apply the guidance provided by the SEC Staff Accounting Bulletin No. 110. Expected dividends are zero based on history of not paying cash dividends on the Company’s common stock. Expected volatility is based on a 75/25 blend of historic daily stock price observations of the Company’s common stock since its inception and historic daily stock price observations of the Company’s peers during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. We make assumptions for the number of awards that will ultimately not vest (“forfeitures”) in determining the share-based compensation expense for these awards. The Company uses historical data to estimate expected employee behaviors related to option exercises and forfeitures. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models or assumptions, nor is there a means to compare and adjust the estimates to actual values, except for annual adjustments to reflect actual forfeitures.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended January 3, 2012	Fiscal Year Ended December 28, 2010	Fiscal Year Ended December 29, 2009
Weighted-average risk-free interest rate	1.15%	1.59%	2.03%
Expected life of options (years)	6.25	6.24	5.0
Expected stock volatility	63.4%	65.9%	57.9%
Expected dividend yield	0%	0%	0%

A summary of the stock option activities for fiscal years 2010 and 2011 is presented below (shares and dollars in thousands):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 29, 2009	5,346	$2.75
Options granted	1,083	2.27
Options exercised	(278)	0.53
Options canceled	(333)	5.63

Options outstanding at December 28, 2010	5,818	$2.60
Options granted	1,356	1.80
Options exercised	(229)	1.14
Options canceled	(767)	4.41

Options outstanding at January 3, 2012	6,178	$2.25	7.64	$1,230

Options vested or expected to vest at January 3, 2012	5,470	$2.31	7.42	$1,209

Options exercisable at January 3, 2012	3,465	$2.71	6.80	$917

The intrinsic value of stock options is defined as the difference between the current market value and the exercise price, which is equal to the market value at the time of the grant. Information regarding options outstanding and exercisable at January 3, 2012 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.36 – $0.58	125,000	7.12 years	$0.42	87,500	$0.43
$0.60 – $0.60	1,500,000	6.91 years	0.60	1,125,000	0.60
$1.03 – $1.08	115,000	7.44 years	1.07	87,500	1.07
$1.31 – $1.31	953,415	6.67 years	1.31	758,180	1.31
$1.61 – $1.61	765,250	9.86 years	1.61	—	—
$1.79 – $1.80	751,900	8.58 years	1.79	289,357	1.79
$2.19 – $2.21	135,000	9.33 years	2.21	16,250	2.21
$2.22 – $2.22	656,350	8.86 years	2.22	173,471	2.22
$2.27 – $4.48	629,633	7.82 years	2.84	381,508	3.19
$5.09 – $11.77	546,372	4.99 years	9.94	546,372	9.94

	6,177,920		$2.25	3,465,138	$2.71

The weighted-average fair value of options granted in fiscal 2011 and fiscal 2010 was $1.06 and $2.27, respectively. At January 3, 2012, stock options totaling 5,470 are expected to vest over the next three years. The remaining expense to amortize is approximately $1.1 million at January 3, 2012.

Share-based compensation expense was $1.3 million, $1.1 million, and $1.3 million for fiscal 2011, fiscal 2010, and fiscal 2009, respectively, and is included in general and administrative expenses in the consolidated statements of operations. No income tax benefit was recorded in fiscal 2011, 2010 and 2009.

Restricted Stock—During the fiscal year ended December 29, 2009, the Company issued restricted stock units (“RSUs”) as permitted under the 2006 Plan. RSUs are charged against the 2006 Plan share reserve on the basis of one share for each unit granted. The fair value of RSUs is determined based on the Company’s closing stock price on the date of grant. These RSUs vest and become unrestricted 33.3% on the first anniversary of the grant date and 33.3% per year thereafter. Share-based compensation expense is recognized ratably over the three-year service period for RSUs. The remaining expense to amortize is approximately $48 thousand at January 3, 2012.

Information regarding activity for RSUs outstanding under the 2006 Plan is as follows (shares in thousands):

	Number of shares of RSUs	Weighted- Average Grant Date Fair Value (per share)
RSUs outstanding as of December 29, 2009	180	$1.79
RSUs granted	—	—
RSUs forfeited (canceled)	(12)	1.79
RSUs vested	(58)	1.79

RSUs outstanding as of December 28, 2010	110	$1.79
RSUs granted	—	—
RSUs forfeited (canceled)	(14)	1.79
RSUs vested	(48)	1.79

RSUs outstanding as of January 3, 2012	48	$1.79

12. INCOME TAXES

The components of the income tax (expense) benefit are as follows (in thousands):

	January 3, 2012	December 28, 2010	December 29, 2009
Current:
Federal	$—	$919	$(1)
State	(36)	46	423
Foreign	(8)	(165)	—

	$(44)	$800	$422

Deferred and Others:
Federal	$300	$(890)	$644
State	84	(68)	—
Foreign	—	—	—

	$384	$(959)	$644

Income tax (expense) benefit	$340	$(159)	$1,066

The difference between the effective income tax rate and the United States federal income tax rate is summarized as follows:

	January 3, 2012	December 28, 2010	December 29, 2009
Statutory federal rate	(34.0)%	(34.0)%	(34.0)%
State income taxes less federal benefit	(5.7)	(5.5)	(5.5)
Foreign income taxes	0.1	1.0	0.0
Change in valuation allowance	46.3	36.5	34.7
Nontaxable gain on derivative liability	0.0	(0.0)	(0.2)
Stock options	0.5	1.8	1.5
Write-off of goodwill	(5.4)	0.0	0.0
Changes of liability related to uncertain tax positions	(4.5)	0.4	0.7
Other	(1.2)	0.8	(1.4)

	(3.9)%	1.0%	(4.2)%

Deferred income taxes are provided for the temporary differences between the carrying values of the Company’s assets and liabilities for financial reporting purposes and their corresponding income tax bases. The temporary differences give rise to either a deferred tax asset or liability in the financial statements that is computed by applying current statutory tax rates to taxable and deductible temporary differences based upon the classification (i.e., current or noncurrent) of the asset or liability in the financial statements that relates to the particular temporary difference. Deferred taxes related to differences that are not attributable to a specific asset or liability are classified in accordance with the future period in which they are expected to reverse and be recognized for income tax purposes. The deferred tax asset (liability) consisted of the following temporary differences as of January 3, 2012 and December 28, 2010 (in thousands):

	January 3, 2012	December 28, 2010
Reserves and accruals	$8,248	$10,184

Total current deferred tax asset	8,248	10,184

Net operating losses	48,425	40,269
Deferred rent	2,444	2,384
Tax credit attributes	1,523	1,543
Basis difference in intangibles	5,213	6,194
Share-based compensation	1,059	981
Basis difference in fixed assets	12,588	13,128
Basis difference in investments	(153)	(157)
Reserves and accruals	70	590
Other	—	134

Total non-current deferred tax asset	71,169	65,066

Valuation allowance	(79,417)	(75,210)

Total net deferred tax asset	$—	$40

Tax benefit of net operating losses, temporary differences and credit carryforwards are recorded as an asset to the extent that management assesses that these items are “more likely than not” to be realized. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. A valuation allowance is provided for deferred tax assets when it is “more likely than not” that some portion of the deferred tax asset will not be realized. Because of the Company’s recent history of operating losses, management believes the recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. A valuation allowance has been recorded for the net deferred tax assets at January 3, 2012, which increases the valuation allowance by $4.2 million for the fiscal year ended January 3, 2012.

At January 3, 2012, the Company has federal and state net operating loss carryovers of $115.8 million and $132.9 million, respectively, which, if not used earlier, will expire between 2017 and 2031. In addition, the Company also has tax credit carryforwards for federal and state purposes of $1.0 million and $0.8 million, respectively. Of the federal tax credit carryforwards, approximately $233,000 will expire in 2031 if unused before that year. The remaining federal tax credits and the state tax credits do not expire.

The Company underwent an “ownership change” as defined in section 382 of the Internal Revenue Code during the second quarter of our 2009 fiscal year, as a result of our issuance of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock and other prior trading in our stock.

The amount of our taxable income for tax years ending after our ownership change which may be offset by net operating loss carryovers (“NOL”) and tax credits from pre-change years will be subject to an annual limitation, known as a section 382 limitation. As of January 3, 2012, the amount of pre-change federal NOL is $55.3 and the pre-change state NOL is $73.0 million, the post-change federal NOL is $60.5 million and the post-change state NOL is $59.8 million (before considering the annual 382 limitation and any built-in losses).

The Company has determined the annual section 382 limitation to be approximately $3.4 million. To the extent that the section 382 limitation exceeds the amount of taxable income offset by the net operating loss carryforwards from the pre-change years, the excess may increase the future section 382 limitation. The NOL from the post-change years are generally not subject to the section 382 limitation. However, due to the existence of a net unrealized built-in loss at the ownership change date, section 382 further limits the Company’s ability to fully utilize the tax deductions associated with certain of its assets, including depreciation and amortization deductions recognized during the 5 post-change years ending in 2014. Although these deductions will occur in the post-change period, section 382 treats the deductions as pre-change losses subject to the annual 382 limitation. A valuation study is currently in process to ascertain the net unrealized built-in loss associated with these assets at the ownership change date.

As a result of certain realization requirements of Accounting Standards Codification Topic 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of January 3, 2012 and December 28, 2010 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. The deferred tax assets include primarily net operating loss carryforwards. Equity will be increased by $0.3 million if and when such deferred tax assets are ultimately recognized. The Company uses tax law ordering when determining when excess tax benefits have been realized.

Changes in the Company’s unrecognized tax benefits are as follows (in thousands):

	Fiscal Year Ended January 3, 2012	Fiscal Year Ended December 28, 2010
Beginning balance	$693	$604
Increases attributable to tax positions taken during prior periods	—	89
Increases attributable to tax positions taken during current periods	—	—
Decreases resulting from lapse of applicable statutes of limitations	517	—

Ending balance	$176	$693

As of January 3, 2012, the entire unrecognized tax benefits reduce the deferred tax asset of the net operating loss carryforwards. If recognized, none of the unrecognized tax benefits would impact the Company’s effective tax rate. As of January 3, 2012, it is reasonably possible that the unrecognized tax benefits will not significantly increase or decrease in the next twelve months.

The Company is subject to taxation in the United States and various state and local jurisdictions. As of January 3, 2012, the Company is subject to U.S. federal income tax examinations for the tax years ended

December 30, 2008 through December 28, 2010. With few exceptions, as of January 3, 2012, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the tax years ended before December 30, 2008.

13. FAIR VALUE MEASUREMENT

Financial Assets and Liabilities

The carrying value of the Company’s cash and cash equivalents accounts receivable and accounts payable approximate fair value because of their short-term nature. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

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

The following table presents financial assets that were accounted for at fair value on a recurring basis as of January 3, 2012 and December 28, 2010 by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
January 3, 2012
Assets:
Cash invested in money market fund(1)	$1,352	$—	$—

December 28, 2010
Assets:
Cash invested in money market fund(1)	$1,825	$—	$—

(1)	Included in restricted cash on the consolidated balance sheet.

Non-financial Assets and Liabilities

The Company’s non-financial assets and liabilities primarily consist of long-lived assets, trademarks and other intangibles, and are reported at carrying value. They are not required to be measured at fair value on a recurring basis. The Company evaluates long-lived assets for impairment when facts and circumstances indicate that their carrying values may not be recoverable. Trademarks and other intangibles are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

The following table presents assets that were accounted for at fair value on a non-recurring basis and remaining on the consolidated balance sheets as of January 3, 2012 and December 28, 2010. Total losses include losses recognized from all non-recurring fair value measurements for the fiscal years ended January 3, 2012 and December 28, 2010 (in thousands):

	Level 1	Level 2	Level 3
January 3, 2012
Assets:
Assets held for sale	$—	$—	$—
Long-lived assets(1)	—	—	5,575
Total losses recognized for the fiscal year ended January 3, 2012	—	—	1,291

December 28, 2010
Assets:
Assets held for sale	—	—	$3,877
Long-lived assets(1)	—	—	6,531
Total losses recognized for the fiscal year ended December 28, 2010	—	—	2,778

(1)	Included in property, fixtures and equipment, net on the consolidated balance sheet.

For assets that are measured using quoted prices in active markets, fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. The Company invested cash in money market funds and active exchange funds of $1.4 million and $1.8 million as of January 3, 2012 and December 28, 2010, respectively.

Assets held for sale consisted of Company Stores that the Company expected to refranchise. Such assets were recorded at the lower of the carrying amount or fair value less cost to sell. Fair value was determined based on the purchase price in the asset purchase agreement.

14. EMPLOYEE BENEFIT PLAN

The Company maintains a voluntary defined contribution plan covering all eligible employees. Eligible employees may elect to defer and contribute a percentage of their compensation to the plan, not to exceed the dollar amount set by law. During fiscal 2011 and fiscal 2010, the Company matched employees’ contributions on a discretionary basis, resulting in a contribution of $0.1 million. In prior years, the Company matched 100% of the first 3%, and 50% for the 4% and 5% of an employees’ contributions resulting in contribution for fiscal 2009 of $0.8 million.

15. OTHER COMMITMENTS AND CONTINGENCIES

Litigation Related—The Company records a liability for litigation claims and contingencies when payment is probable and the amount of loss can be reasonably estimated.

Two putative class action lawsuits, brought on behalf of former employees against the Company, were granted final Court approval during August and December of 2011. These lawsuits, brought in 2009 and 2010, respectively, alleged the Company failed to comply with various California labor laws. In August 2010, after engaging in settlement negotiations, the Company reached settlements for two of the lawsuits, each on a California statewide basis. The settlements were memorialized into definitive settlement agreements during 2011. One lawsuit was settled in November, 2011 and a designated claims administrator was charged with managing the claims. The other lawsuit gave class members the opportunity to participate or to opt-out, and to submit claims no later than November 2011. The Company paid these claims in February, 2012. The settlements for these two lawsuits, which totaled $1.9 million, $0.5 million of which was paid in fiscal 2011, did not include any admission of wrongdoing by the Company. As of January, 3, 2012, the Company has an accrual of $1.4 million for the payout, based on the claims submitted by the class members.

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

Other—The Company has purchase obligations with certain suppliers for certain fruits and dairy for various terms typically ranging from one year to five years. The Company has one contract with a supplier for a 15 year term that ends in 2024. These contracts are commitments to purchase a minimum level of fruit and other items used in the production of the Company’s products totaling $83.3 million.

16. RELATED-PARTY TRANSACTIONS

The Company paid $0.4 million and $0.2 million in fiscal 2011 and fiscal 2010, respectively, to Mistral Capital Management, LLC for monitoring fees pursuant to the securities purchase agreement for the sale of its Series B Preferred Stock. Mistral Capital Management, LLC serves as an investment manager to certain funds who hold shares of the Company’s Series B Preferred Stock. Two members of the Company’s Board of Directors, Andrew R. Heyer and Beth L. Bronner, hold positions as general partner and Managing Director, respectively, of Mistral Capital Management, LLC.

17. UNAUDITED QUARTERLY INFORMATION

(In thousands, except per share amounts)

In accordance with its refranchising initiative, during fiscal 2011 the Company sold 42 stores during the first quarter. During fiscal 2010 the Company sold 20 stores during the first quarter, 22 stores in the second quarter, 46 stores in the third quarter and 17 stores during the fourth quarter.

	Fiscal Year 2011
(Dollars in thousands, except share and per share amounts)	Sixteen Weeks Ended April 19, 2011	Twelve Weeks Ended July 12, 2011	Twelve Weeks Ended October 4, 2011	Thirteen Weeks Ended January 3, 2012
Revenue:
Company stores	$63,203	$55,969	$54,102	$41,563
Franchise and other revenue	2,972	2,886	2,976	2,763

Total revenue	66,175	58,855	57,078	44,326

Costs and operating expenses (income):
Cost of sales	15,213	12,807	11,808	9,675
Labor	21,964	16,610	14,565	14,729
Occupancy	10,180	6,725	6,802	7,385
Store operating	9,521	7,668	8,539	7,119
Depreciation and amortization	3,956	2,860	2,805	2,842
General and administrative	10,445	8,038	7,398	11,917
Impairment of long-lived assets	576	326	312	77
Other operating, net	647	(68)	924	393

Total costs and operating expenses	72,502	54,966	53,153	54,137

(Loss) Income from operations	(6,327)	3,889	3,925	(9,811)

Other income (expense):
Interest income	—	27	99	33
Interest expense	(233)	(106)	(117)	(17)

Total other (expense) income, net	(233)	(79)	(18)	16

(Loss) Income before income taxes	(6,560)	3,810	3,907	(9,795)
Income tax benefit (expense)	40	123	217	(40)

Net (loss) income	(6,520)	3,933	4,124	(9,835)
Redeemable preferred stock dividends and deemed dividends	(827)	(538)	(489)	(477)

Net (loss) income attributable to common stockholders	$(7,347)	$3,395	$3,635	$(10,312)

(Loss) Earnings per share:
Basic	$(0.11)	$0.05	$0.05	$(0.15)
Diluted	$(0.11)	$0.05	$0.05	$(0.15)

	Fiscal Year 2010
(Dollars in thousands, except share and per share amounts)	Sixteen Weeks Ended April 20, 2010	Twelve Weeks Ended July 13, 2010	Twelve Weeks Ended October 5, 2010	Twelve Weeks Ended December 28, 2010
Revenue:
Company stores	$78,470	$72,250	$63,922	$39,849
Franchise and other revenue	1,958	1,823	2,167	2,214

Total revenue	80,428	74,073	66,089	42,063

Costs and operating expenses (income):
Cost of sales	19,113	17,124	15,042	10,028
Labor	27,670	21,424	19,665	16,430
Occupancy	12,963	9,363	8,564	7,671
Store operating	10,962	9,896	9,461	8,039
Depreciation and amortization	4,934	3,490	3,085	3,101
General and administrative	10,877	9,361	8,087	8,937
Impairment of long-lived assets	171	2,121	—	486
Other operating, net	(1,176)	(397)	2,655	(471)

Total costs and operating expenses	85,514	72,382	66,559	54,221

(Loss) Income from operations	(5,086)	1,691	(470)	(12,158)

Other income (expense):
Interest income	24	14	21	14
Interest expense	(177)	(112)	(145)	(113)

Total other expense	(153)	(98)	(124)	(99)

(Loss) Income before income taxes	(5,239)	1,593	(594)	(12,257)
Income tax (expense) benefit	(17)	(9)	(174)	41

Net loss	(5,256)	1,584	(768)	(12,216)
Redeemable preferred stock dividends and deemed dividends	(1,803)	(660)	(659)	(955)

Net (loss) income attributable to common stockholders	$(7,059)	$924	$(1,427)	$(13,171)

Earnings (Loss) per share:
Basic	$(0.13)	$0.02	$(0.02)	$(0.21)
Diluted	$(0.13)	$0.02	$(0.02)	$(0.21)

During the fourth quarter of fiscal 2011, revenue included $3.6 million for the 53rd week in the fiscal year. As a result of accomplishing and accelerating its strategic objectives, the Company recorded approximately $2.4 million for employee performance compensation in G&A expense. In addition, G&A expense includes $0.5 million relating to the 53rd week in fiscal 2011. Other operating, net included an adjustment of $0.6 million to reverse breakage recorded in prior years.

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

18. SUBSEQUENT EVENTS

On February 14, 2012, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, Jamba Juice Company, the Company’s wholly-owned subsidiary, as borrower (“Jamba Juice”) and Wells Fargo Bank, National Association (the “Lender”) whereby Lender is providing for a six million dollar revolving line of credit to Jamba Juice. The outstanding balance under the credit facility bears interest at a LIBOR Market Index Rate based upon the rate for one month U.S. dollar deposits, plus 3.75% per annum. Under the terms of the Credit Agreement, the Company and Jamba Juice are required to maintain minimum levels of trailing annual consolidated EBITDA and liquidity and will be subject to limits on annual capital expenditures. The Credit Agreement terminates January 31, 2013 or may be terminated earlier by Jamba Juice or by Lender. The credit facility is subject to customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions and dispositions of assets. The credit facility is evidenced by a revolving note made by Jamba Juice in favor of Lender, is guaranteed by the Company and the subsidiaries of Jamba Juice and is secured by substantially all of the assets of the Company, Jamba Juice and their subsidiaries, including a pledge of stock of the Company’s subsidiaries. The Company is in compliance with all related covenants.

On January 27, 2012, the Company acquired the assets of Talbott Teas, a Chicago-based boutique premium tea company, the purchase price for which is based on certain earn-out arrangements. The transaction will be recorded under the acquisition method during the first quarter of fiscal 2012.

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

In connection with the preparation of this Annual Report on Form 10-K, as of January 3, 2012, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of January 3, 2012. These conclusions were communicated to the Audit Committee.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of January 3, 2012. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, our CEO and CFO concluded that our internal control over financial reporting was effective as of January 3, 2012 based on the criteria set forth by COSO in Internal Control—Integrated Framework.

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

On March 7, 2012 the Compensation and Executive Development Committee of the Board of Directors of the Company established criteria for cash incentive awards that may be paid under the Company’s Management Incentive Plan for the first performance period in fiscal year 2012 which covers January 3, 2012 through July 3, 2012 (the “2012 First Half Criteria”). Under the 2012 First Half Criteria, cash incentive awards will be earned by participants upon the achievement of specified Company financial objectives, department strategic objectives and individual personal objectives. Depending on a participant’s position, the financial metrics account for 60% to 75% of the 2012 First Half Criteria. The strategic and personal metrics account for 25% to 30% and 0% to 10%, respectively, of the 2012 First Half Criteria and are dependent and vary based upon an employee’s job title, department and individual duties.

If each of the target metrics is achieved in the first performance period for fiscal year 2012, participants will be eligible for a target award, based on the participant’s position, as follows:

Position	Target Award as a % of Base Salary During Performance Period
CEO and President	100%
President Stores	50%
CFO	50%
Sr. VP/ Group VP/ VP	40%

Directors and Managers are also participants in the Management Incentive Plan with 2012 First Half Criteria target award percentages similarly based on base salary during the performance period.

Under the 2012 First Half Criteria, a participant is also eligible for an additional 25% of a participant’s target award amount as a maximum award if the general and administrative expense target is achieved and the Company’s operating profit for the performance period exceeds the target award level by a pre-determined amount.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Jamba, Inc.:

We have audited Jamba, Inc. and subsidiaries (the Company) internal control over financial reporting as of January 3, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Jamba, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jamba, Inc. and subsidiaries as of January 3, 2012 and December 28, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended January 3, 2012, December 28, 2010 and December 29, 2009, and our report dated March 8, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Francisco, California

March 8, 2012

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Directors of the Company is incorporated herein by reference from the Company’s 2012 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2011 fiscal year.

Information regarding the Executive Officers of the Company is contained in Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company’s 2012 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2011 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, information required by Item 12 is incorporated herein by reference from the Company’s 2012 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2011 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference from the Company’s 2012 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2011 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from the Company’s 2012 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2011 fiscal year.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Emeryville, State of California, on the 9th day of March, 2012.

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

Name	Title	Date

/s/ JAMES D. WHITE James D. White	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 9, 2012

/s/ KAREN L. LUEY Karen L. Luey	Chief Financial Officer, Chief Administrative Officer, Executive Vice President and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 9, 2012

/s/ BETH BRONNER Beth Bronner	Director	March 9, 2012

/s/ MICHAEL A. DEPATIE Michael A. Depatie	Director	March 9, 2012

/s/ RICHARD L. FEDERICO Richard L. Federico	Director	March 9, 2012

/s/ ANDREW HEYER Andrew Heyer	Director	March 9, 2012

/s/ LESLEY H. HOWE Lesley H. Howe	Director	March 9, 2012

/s/ MARVIN IGELMAN Marvin Igelman	Director	March 9, 2012

/s/ BRIAN SWETTE Brian Swette	Director	March 9, 2012

/S/ FRITZI G. WOODS Fritzi G. Woods	Director	March 9, 2012

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-32552	3.1	December 5, 2006

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	8-K	001-32552	3.2	December 5, 2006

3.3	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock	8-K	001-32552	3.1	October 9, 2008

3.4	Certificate of Designation of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock	8-K	001-32552	3.1	June 17, 2009

3.5	Amended and Restated Bylaws of the Company	8-K	001-32552	3.3	August 17, 2010

4.1	Specimen Common Stock Certificate	S-1	333-122812	4.2	February 14, 2005

4.2	Rights Agreement, effective as of October 8, 2008 between Jamba, Inc. and Continental Stock Transfer & Trust Company as Rights Agent	8-K	001-32552	4.1	October 9, 2008

4.3	Amendment No. 1 to Rights Agreement dated June 16, 2009 between Jamba, Inc. and Continental Stock Transfer & Trust Company as Rights Agent	8-K	001-32552	4.3	June 17, 2009

4.4	Registration Rights Agreement dated June 16, 2009 between Jamba, Inc., the Investors and North Point	8-K	001-32552	4.1	June 17, 2009

4.5	Form of Warrant issued to North Point Advisors LLC	8-K	001-32552	4.2	June 17, 2009

10.1	Form of Indemnity Agreement entered into between the Company and its directors, officers and certain other employees	8-K	001-32552	10.1	December 5, 2006

10.2	Form of Distribution Agreement by and between Jamba Juice Company and various suppliers	8-K	001-32552	10.4	December 5, 2006

10.3	Office Lease for the property located at 6475 Christie Avenue, Emeryville, CA 94608, by and between Jamba Juice Company and Bay Center Office, LLC dated July 28, 2006	8-K	001-32552	10.5	December 5, 2006

10.4	Amended and Restated 1994 Stock Incentive Plan**	8-K	001-32552	10.16	December 5, 2006

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.5	2001 Equity Incentive Plan**	8-K	001-32552	10.17	December 5, 2006

10.6	Jamba, Inc. Amended and Restated 2006 Employee, Director and Consultant Stock Plan**	DEF14A	001-32552	Annex A	April 1, 2010

10.7	Form of Incentive Stock Option Plan under the 2006 Plan**	10-Q	001-32552	10.2	August 17, 2011

10.8	Form of Non-Qualified Stock Option Agreement under the 2006 Plan**	10-Q	001-32552	10.3	August 17, 2011

10.9	Form of Restricted Stock Units Agreement under the 2006 Plan**	10-Q	001-32552	10.4	August 17, 2011

10.10	Jamba, Inc. 2010 Employee Stock Purchase Plan	DEF14A	001-32552	Annex B	April 1, 2010

10.11	Non-employee Director Compensation Policy**	8-K	001-32552	10.21	December 5, 2006

10.12	Distribution Agreement by and between Jamba Juice Company and Southwest Traders, Inc. dated September 1, 2007*	10-K	001-32552	10.27	March 17, 2008

10.13	Form of Executive Employment Agreement entered into between Jamba Juice Company and each of Karen L. Luey, Thibault de Chatellus, Steve Adkins, Greg Schwartz and Susan Shields**	8-K	001-32552	10.1	October 14, 2008

10.14	Employment Agreement dated November 17, 2008 between Jamba Juice Company and James White**	8-K	001-32552	10.1	November 18, 2008

10.15	Notice of Grant of Non-Qualified Stock Option and Non-Qualified Stock Option Agreement, Dated December 1, 2008, entered into between Jamba, Inc. and James White**	10-K	001-32552	10.22	March 16, 2009

10.16	Securities Purchase Agreement dated May 31, 2009 between the Company and the purchasers identified therein (including as exhibits the Form of Certificate of Designation, Form of Registration Rights Agreement and of Amendment No. 1 to Rights Plan)	8-K	001-32552	10.1	June 2, 2009

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.17	Jamba, Inc. Management Incentive Plan	8-K	001-32552	10.1	December 21, 2010

10.18	Credit Agreement dated as of February 14, 2012 by and among the Company, Jamba Juice company and Wells Fargo Bank, National Association					X

14.1	Code of Business Conduct and Ethics	8-K	001-32552	14.1	December 5, 2006

21.1	List of Subsidiaries					X

23.1	Consent of Independent Registered Public Accounting Firm–KPMG LLP					X

24	Power of Attorney, included on signature page hereto					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

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