Form 10-Q
period 2012-04-03
JAMBA, INC.
filed 2012-05-08
CIK 1316898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2012

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

The number of shares of common stock of Jamba, Inc. issued and outstanding as of May 1, 2012 was 67,306,639.

JAMBA, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED APRIL 3, 2012

Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101

PART I - FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JAMBA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)	April 3, 2012	January 3, 2012
ASSETS
Current assets:
Cash and cash equivalents	$19,259	$19,607
Restricted cash	—	1,352
Receivables, net of allowances of $372 and $294	8,740	13,040
Inventories	2,396	2,228
Prepaid and refundable taxes	288	574
Prepaid rent	2,765	2,761
Prepaid expenses and other current assets	1,662	1,509

Total current assets	35,110	41,071
Property, fixtures and equipment, net	42,275	44,760
Goodwill	1,277	—
Trademarks and other intangible assets, net	1,494	1,130
Other long-term assets	1,358	1,332

Total assets	$81,514	$88,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,785	$4,155
Accrued compensation and benefits	3,786	6,566
Workers’ compensation and health insurance reserves	1,090	1,092
Accrued jambacard liability	29,146	33,256
Other current liabilities	9,563	9,961

Total current liabilities	49,370	55,030
Deferred rent and other long-term liabilities	13,447	13,079

Total liabilities	62,817	68,109

Commitments and contingencies (Note 10)
Series B redeemable preferred stock, $0.001 par value, 304,348 shares authorized; 168,389 and 168,389 shares issued and outstanding at April 3, 2012 and January 3, 2012, respectively	17,965	17,880
Stockholders’ equity:
Common stock, $0.001 par value, 150,000,000 shares authorized; 67,306,639 and 67,280,485 shares issued and outstanding at April 3, 2012 and January 3, 2012, respectively	68	68
Additional paid-in capital	368,965	369,027
Accumulated deficit	(368,301)	(366,791)

Total stockholders’ equity	732	2,304

Total liabilities and stockholders’ equity	$81,514	$88,293

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)	13 weeks ended April 3, 2012	16 weeks ended April 19, 2011
Revenue:
Company stores	$50,025	$63,203
Franchise and other revenue	3,022	2,972

Total revenue	53,047	66,175

Costs and operating expenses:
Cost of sales	11,611	15,213
Labor	15,408	21,964
Occupancy	7,418	10,180
Store operating	7,875	9,521
Depreciation and amortization	2,922	3,956
General and administrative	8,639	10,445
Impairment of long-lived assets	386	576
Other operating, net	433	647

Total costs and operating expenses	54,692	72,502

Loss from operations	(1,645)	(6,327)

Other expenses, net:
Interest income	20	—
Interest expense	(117)	(233)

Total other expense, net	(97)	(233)

Loss before income taxes	(1,742)	(6,560)
Income tax benefit	232	40

Net loss	(1,510)	(6,520)
Preferred stock dividends and deemed dividends	(481)	(827)

Net loss attributable to common stockholders	(1,991)	$(7,347)

Weighted-average shares used in the computation of loss per share:
Basic	67,294,134	65,219,522
Diluted	67,294,134	65,219,522
Loss per share:
Basic	$(0.03)	$(0.11)
Diluted	$(0.03)	$(0.11)

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
(Dollars in thousands, except share amounts)	Shares	Amount
Balance as of December 28, 2010	63,734,961	$64	$365,817	$(358,493)	$7,388
Share-based compensation expense	—	—	235	—	235
Issuance of common stock pursuant to stock plans	387,983	—	680	—	680
Conversion of preferred stock	1,719,600	2	1,975	—	1,977
Accretion of Series B preferred shares	—	—	(305)	—	(305)
Redeemable preferred stock dividends	—	—	(522)	—	(522)
Net loss	—	—	—	(6,520)	(6,520)

Balance as of April 19, 2011	65,842,544	$66	$367,880	$(365,013)	$2,933

Balance as of January 3, 2012	67,280,485	$68	$369,027	$(366,791)	$2,304
Share-based compensation expense	—	—	400	—	400
Issuance of common stock pursuant to stock plans	26,154	—	19	—	19
Conversion of preferred stock	—	—	—	—	—
Accretion of Series B preferred shares	—	—	(85)	—	(85)
Redeemable preferred stock dividends	—	—	(396)	—	(396)
Net loss	—	—	—	(1,510)	(1,510)

Balance as of April 3, 2012	67,306,639	$68	$368,965	$(368,301)	$732

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	13 weeks ended April 3, 2012	16 weeks ended April 19, 2011
Cash provided by (used in) operating activities:
Net loss	$(1,510)	$(6,520)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,922	3,956
Impairment of long-lived assets	386	576
Store lease termination, closure costs and loss on disposals	134	499
Share-based compensation	400	235
Jambacard breakage income and amortization, net	(623)	(829)
Bad debt and inventory reserves	182	163
Deferred rent	(243)	18
Equity earnings from joint ventures	(36)	(41)
Changes in operating assets and liabilities:
Receivables	4,213	280
Inventories	(171)	(103)
Prepaid rent	(4)	(870)
Prepaid and refundable taxes	286	245
Prepaid expenses and other current assets	(153)	(272)
Other long-term assets	(1,329)	49
Restricted cash from operating activities	1,352	—
Accounts payable	1,567	1,016
Accrued compensation and benefits	(2,780)	(110)
Workers’ compensation and health insurance reserves	(2)	(362)
Accrued jambacards liability	(3,487)	(3,739)
Other current liabilities	(451)	(1,833)
Deferred franchise revenue and other long-term liabilities	639	200

Cash provided by (used in) operating activities	1,292	(7,442)

Cash used in investing activities:
Capital expenditures	(861)	(3,120)
Proceeds from sale of stores	—	3,063
Acquisition of business	(390)	—
Capital contribution to investment	(21)	—

Cash used in investing activities	(1,272)	(57)

Cash provided by (used in) financing activities:
Proceeds pursuant to stock plans	19	80
Preferred stock dividends paid	(387)	(424)
Payment on capital leases	—	(20)

Cash used in financing activities	(368)	(364)

Net decrease in cash and cash equivalents	(348)	(7,863)
Cash and cash equivalents at beginning of period	19,607	29,024

Cash and cash equivalents at end of period	$19,259	$21,161

Supplemental cash flow information:
Cash paid for interest	$14	$71
Income taxes paid	12	18
Noncash investing and financing activities:
Property, fixtures and equipment in accounts payable	$63	$622
Accretion of preferred stock issuance costs	85	305
Conversion of preferred stock	—	1,977
Dividend accruals	9	98

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Jamba, Inc., a Delaware corporation (the “Company”), and its wholly-owned subsidiary, Jamba Juice Company own and franchise, on a global basis, Jamba Juice stores. Jamba Juice Company is a leading restaurant retailer of better-for-you specialty beverage and food offerings which include great tasting fruit smoothies, fresh squeezed juices, hot teas, hot oatmeal made with organic steel cut oats, fruit and veggie smoothies, Fit n’Fruitful™ smoothies with Weight Burner Boost™, Whirl’ns™ Frozen Yogurt, breakfast wraps, sandwiches, California Flatbreads™, and a variety of baked goods and snacks. As of April 3, 2012, there were 773 Jamba Juice stores globally, consisting of 305 Company-owned and operated stores (“Company Stores”), 444 franchise-operated stores (“Franchise Stores”) in the United States, and 24 international Franchise Stores (“International Stores”). As of April 3, 2012, Jamba Juice also had a retail consumer products program (“CPG”) that included nine license agreements covering a variety of CPG products.

Fiscal Quarter Change—Effective January 4, 2012, the Company changed its fiscal quarters to four 13 week quarters. The Company’s fiscal year end continues to be the Tuesday closest to December 31. Since the fiscal quarter change was made after the end of fiscal 2011, the Company will continue to report the prior year financial information based on its prior year fiscal calendar. The Company has not prepared financial information for the 13 week period ended March 29, 2011. The Company’s financial results for the 13 week period ended April 3, 2012 are compared to its results for the 16 week period ended April 19, 2011. The comparison of these two quarters is primarily affected by the difference of three weeks between the first quarter of fiscal 2012 and the first quarter of 2011. Operating results for the 13 week period ended April 3, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2013.

Unaudited Interim Financial Information—The condensed consolidated balance sheet as of April 3, 2012 and the condensed consolidated statements of operations, stockholders’ equity and cash flows for each of the 13 and 16 week periods ended April 3, 2012 and April 19, 2011 have been prepared by the Company, without audit, and have been prepared on the same basis as the Company’s audited consolidated financial statements. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position as of April 3, 2012 and the results of operations and cash flows for the 13 and 16 week periods ended April 3, 2012 and April 19, 2011. The condensed consolidated balance sheet as of January 3, 2012 has been derived from the Company’s audited consolidated financial statements.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended January 3, 2012 (“2011 Annual Report”).

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

Advertising fund assets of $1.6 million and $1.5 million were recorded in accounts receivable on the consolidated balance sheet as of April 3, 2012 and January 3, 2012, respectively. Advertising fund liabilities of $0.8 million and $0.5 million were recorded in accounts payable on the consolidated balance sheet as April 3, 2012 and January 3, 2012, respectively.

Comprehensive Income—Comprehensive income is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments from owners and distributions to owners. Comprehensive income loss equals net loss for all periods presented. No separate statement of comprehensive income is presented.

Loss Per Share—Basic loss per share is computed based on the weighted-average of common shares outstanding during the period. Diluted loss per share is computed based on the weighted-average number of common shares and potentially dilutive securities, which includes preferred stock outstanding, outstanding warrants, outstanding options, outstanding restricted stock unit awards and restricted stock awards granted under the Company’s stock option plans. Anti-dilutive shares of 24.1 million have been excluded from diluted weighted-average shares outstanding in the 13 week period ended April 3, 2012. Anti-dilutive shares of 25.1 million have been excluded from diluted weighted-average shares outstanding in the 16 week period ended April 19, 2011.

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

The number of incremental shares from the assumed exercise of warrants and options was calculated by applying the treasury stock method. The following table summarizes the differences between the basic and diluted weighted-average shares outstanding used to compute diluted earnings (loss) per share:

	13 Week Period Ended April 3, 2012	16 Week Period Ended April 19, 2011
Basic weighted-average shares outstanding	67,294,134	65,219,522
Incremental shares from assumed exercise of warrants, options and conversion of Series B Preferred Stock	—	—

Diluted weighted-average shares outstanding	67,294,134	65,219,522

Fair value Measurement—The Company measures its cash equivalents at fair value. There is no difference between the fair value and cost of the Company’s cash equivalents. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

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

Restricted Cash—The Company held no restricted cash at April 3, 2012. The Company held $1.4 million in restricted cash at January 3, 2012. Restricted cash represented cash held in money market accounts or certificates of deposits to collateralize the Company’s letters of credit.

Recent Accounting Pronouncements

There has been no development to recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements from that disclosed in the Company’s Annual Report on Form 10-K.

2. ACQUISITION

On January 27, 2012, the Company completed its acquisition of certain assets of Talbott Teas, LLC Inc. (“Talbott”), a Chicago based boutique, premium Tea Company. The acquisition of Talbott is consistent with the Company’s strategy for growth through lifestyle specialty brands that fit well with the Jamba brands and its positioning as a leading health and wellness company. The pro forma effect of the acquisition on the Company’s results of operations is immaterial. The revenue and earnings of Talbott, included in the Company’s results since the January 27, 2012 acquisition, and acquisition related expenses included in the Company’s Condensed Consolidated Statements of Operations are not material.

This purchase was accounted for using the acquisition method of accounting and the purchase price comprises an upfront cash payment plus contingency payments based on the future performance (the “earn-out arrangement”) of the assets acquired. The preliminary purchase price was determined to be the aggregate of the upfront payment and the fair value of the payments subject to the earn-out arrangement, and was allocated to the assets purchased based upon their estimated fair values at the date of acquisition. Identifiable intangible assets acquired include a trade name and customer relationships totaling $0.4 million; and are included in trademarks and other intangible assets, net on the balance sheet. The excess purchase price over the net tangible and intangible assets acquired of $1.3 million was recorded as goodwill, which is expected to be deductible for tax purposes. The purchase price cash consideration paid by the Company at closing was $0.4 million and the fair value of the earn-out arrangement was recorded as a liability, at $1.4 million, as of January 27, 2012.

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

During the 13 week period ended April 3, 2012, there were no conversions of outstanding Series B Preferred Stock. During the 13 week period ended April 3, 2012, the Company paid cash dividends on the Series B Preferred Stock totaling $0.4 million. Accretion related to the Series B Preferred Stock for the 13 week period ended April 3, 2012 was $0.1 million.

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

4. SHARE-BASED COMPENSATION

The Company maintains three share-based compensation plans (collectively, the “Plans”). The Company’s 2006 Employee, Director and Consultant Stock Plan (the “2006 Plan”) was approved by the Company’s stockholders on November 28, 2006, and provides for the granting of up to eight million shares of common stock in the form of nonqualified and incentive stock options, stock grants or other share-based awards to employees, nonemployee directors and consultants. An amendment to the 2006 Plan was approved by stockholders on May 20, 2010. As of April 3, 2012, there remained 2,088,800 shares available for grant under the Company’s 2006 Plan. In December 2008, the Company also granted an option covering an aggregate of 1,500,000 shares of common stock options under an inducement grant made outside of the Company’s existing equity plans. A summary of stock option activity under the Plans as of April 3, 2012, and changes during the 13 week period then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(per share)	(dollars in thousands)
Options outstanding at January 3, 2012	6,178	$2.25
Options granted	152	2.15
Options exercised	(2)	1.40
Options cancelled	(2)	9.62

Options outstanding at April 3, 2012	6,326	$2.24	$3,851

Options vested or expected to vest at April 3, 2012	5,631	$2.29	$3,597

Options exercisable at April 3, 2012	3,505	$2.70	$2,575

The fair value of options granted was estimated at the date of grant using a Black-Scholes option-pricing model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. The risk-free rate of interest is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. For expected life, we apply the guidance provided by the SEC Staff Accounting Bulletin No. 110. Expected dividends are zero based on a history of not paying cash dividends on the Company’s common stock and as the Company does not intend to pay dividends in the future. Expected volatility is based on historic daily stock price observations of the Company’s common stock since its inception. As required by authoritative guidance, we make assumptions as to the expected forfeitures in determining share–based compensation expense.

Share-based compensation expense, which is included in general and administrative expense, was $0.4 million for the 13 week period ended April 3, 2012 and was $0.2 million for the 16 week period ended April 19, 2011. The remaining expense to amortize is approximately $1.3 million. The amortization period is four years. There was no income tax benefit related to share based compensation during the 13 week period ended April 3, 2012 and for the 16 week period ended April 19, 2011.

The following are the weighted-average assumptions used to value option grants:

13 Week Period Ended April 3, 2012
Weighted-average risk-free interest rate	0.92%
Expected life of options (years)	6.25
Expected stock volatility	69.26%
Expected dividend yield	0.00

The estimated fair value per share of stock options granted during the 13 week period ended April 3, 2012, was $1.34. No stock options were granted during the 16 week period ended April 19, 2011.

5. FAIR VALUE MEASUREMENT

The following table presents our financial assets that were accounted for at fair value on a recurring basis as of April 3, 2012 and January 3, 2012 by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
April 3, 2012
Assets:
Cash invested in money market fund	$—	$—	$—
January 3, 2012
Assets:
Cash invested in money market fund(1)	$1,352	$—	$—

(1)	$1.4 million included in restricted cash on the consolidated balance sheet at January 3, 2012.

The following table presents our assets that were accounted for at fair value on a non-recurring basis and remaining on our Condensed Consolidated Balance Sheets as of April 3, 2012 and January 3, 2012. Total losses include losses recognized from all non-recurring fair value measurements for the 13 week period ended April 3, 2012 and the fiscal year ended January 3, 2012:

	Level 1	Level 2	Level 3
April 3, 2012
Assets:
Long-lived assets(1)	—	—	$5,689
Total losses recognized for the 13 week period ended April 3, 2012	—	—	386
January 3, 2012
Assets:
Long-lived assets(1)	—	—	$5,575
Total losses recognized for the fiscal year ended January 3, 2012	—	—	1,291

(1)	Included in property, fixtures and equipment, net on the consolidated balance sheet.

For assets that are measured using quoted prices in active markets, fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. The Company invested cash in money market funds and active exchange funds of $0 as of April 3, 2012 and $1.4 million as of January 3, 2012.

6. CREDIT AGREEMENT

On February 14, 2012, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”) whereby the Lender provided the Company with a six million dollar revolving line of credit. The outstanding balance under the credit facility bears interest at a LIBOR Market Index Rate based upon the rate for one month U.S. dollar deposits, plus 3.75% per annum. Under the terms of the Credit Agreement, the Company is required to maintain minimum levels of trailing annual consolidated EBITDA and liquidity and is subject to limits on annual capital expenditures. The Credit Agreement terminates January 31, 2013 or may be terminated earlier by the Company or by the Lender. The credit facility is subject to customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions and dispositions of assets. The credit facility is evidenced by a revolving note made by the Company in favor of the Lender, is guaranteed by the Company and is secured by substantially all of its assets including the assets of its subsidiaries and a pledge of stock of its subsidiaries. In addition, the credit agreement replaced the restricted cash requirements for the Company in prior periods, as the line of credit also collateralizes the Company’s outstanding letters of credit of $1.4 million.

During the quarter ended and as of April 3, 2012, there were no borrowings under the credit agreement. To acquire the credit facility, the Company incurred upfront fees which are being amortized over the term of the credit agreement. As of April 3, 2012, the unamortized commitment fee amount was $0.1 million and is recorded in prepaid expenses and other current assets on the balance sheet. As of April 3, 2012, the Company was in compliance with all related covenants and the unused borrowing capacity under the agreement was $4.6 million.

7. IMPAIRMENT OF LONG LIVED ASSETS AND STORE LEASE TERMINATION AND CLOSURE COSTS

Impairment of long-lived assets

The Company recorded impairment charges of $0.4 million for the 13 week period ended April 3, 2012 and $0.6 million for the 16 week period ended April 19, 2011.

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

(In thousands)	13 week period ended April 3, 2012	16 week period ended April 19, 2011
Store lease termination costs	$102	$119

A reconciliation of the beginning and ending store lease termination and closure accrual is as follows:

(In thousands)	13 week period ended April 3, 2012	16 week period ended April 19, 2011
Balance, beginning of period	$573	$3,016
Adjustments	102	119
Payments	(223)	(994)

Balance, end of period	$452	$2,141

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

The Company has recorded a tax benefit for the 13 week period ended April 3, 2012. The Company’s effective tax rate is 13.7%. The effective tax rate is affected by pretax loss, a change in the valuation allowance related to deductible temporary differences originating during the current year and the foreign withholding taxes.

As of April 3, 2012, there have been no material changes to the Company’s uncertain tax positions disclosure as provided in Note 12 in the Notes to the Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2012.

9. OTHER OPERATING, NET

During the 13 week period ended April 3, 2012, the Company recognized a loss on disposal of fixed assets of $0.1 million. During the 16 week period ended April 19, 2011, the Company recognized a loss on disposal of fixed assets of $0.8 million, including $0.3 million for the sale of refranchised stores.

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

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions.) Forward-looking statements include, but are not limited to, statements concerning projected new store openings, 2012 revenue growth rates, and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive conditions. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2012.

JAMBA, INC. OVERVIEW

Jamba, Inc. is a holding company which through its wholly-owned subsidiary, Jamba Juice Company, owns and franchises, on a global basis, Jamba Juice stores. Jamba Juice Company is a leading restaurant retailer of better-for-you specialty beverage and food offerings which include great tasting fruit smoothies, fresh squeezed juices, hot teas, hot oatmeal made with organic steel cut oats, fruit and veggie smoothies, Fit n’Fruitful™ smoothies with Weight Burner Boost™, Whirl’ns™ Frozen Yogurt, breakfast wraps, sandwiches, California Flatbreads™, and a variety of baked goods and snacks. As of April 3, 2012, there were 773 Jamba Juice stores globally, consisting of 305 Company-owned and operated stores (“Company Stores”), 444 franchise-operated stores (“Franchise Stores”) in the United States, and 24 international Franchise Stores (“International Stores”). As of April 3, 2012, Jamba Juice also had a retail consumer products (“CPG”) program that included nine license agreements covering a variety of CPG products.

EXECUTIVE OVERVIEW

Key Overall Strategies

The BLEND Plan continues to guide the Company’s strategic plan to become a globally recognized healthy, active lifestyle brand. The key components of our plan for fiscal year 2012, are driving brand strength, improving store economics, accelerating store or unit development and expansion of our CPG program, and are captured in our BLEND Plan 2.0:

•	make Jamba a top-of-mind healthy food and beverage brand;

•	embody a healthy, active lifestyle at store level and broadly across the enterprise;

•	accelerate global retail growth through new and existing formats;

•	build a global CPG platform in Jamba-relevant categories; and

•	pursue new ways to reduce costs and drive productivity.

Change in Fiscal Quarter

Effective for fiscal 2012, the Company changed the end of its fiscal quarters. Each quarter has 13 weeks, resulting in a 12 period fiscal year. Prior to fiscal 2012, the first quarter had 16 weeks and each of the three subsequent quarters had 12 weeks. The Company’s year-end continues to be the Tuesday closest to December 31.

The prior year comparative financial and other information reported in the financial statements herein continue to be presented based on our prior year fiscal quarter end calendar. Our results for the first quarter of fiscal 2012, which was the 13 week period ended April 3, 2012, are compared to our results for the first quarter of fiscal 2011, which was the 16 week period ended April 19, 2011. The comparisons are affected by the inclusion of 13 weeks in the first quarter of fiscal 2012 and 16 weeks in the first quarter of fiscal 2011.

Although we have not submitted financial information for the thirteen weeks ended March 29, 2011 in this Form 10-Q, pro-forma information for the 13 week period for the prior year is included in the press release dated May 7, 2012. The most significant impacts of the fiscal quarter change are expected to occur in the first fiscal quarter.

2012 First Quarter Financial Highlights

•	Net loss was $(1.5) million for the 13 weeks ended April 3, 2012 compared to $(6.5) million for the 16 weeks ended April 19, 2011. The change in net loss was driven primarily by:

•	Increase in comparable Company Store sales of 12.7%, including 880 basis points related to increased traffic and 390 basis points related to average check increase;

•	Decrease in Company Store expenses as a percentage of Company Store revenue of approximately 620 basis points.

•	Diluted loss per share was $(0.03) per share in the 13 weeks ended April 3, 2012, compared to $(0.11) per share for the 16 weeks ended April 19, 2011.

•

System-wide comparable store sales increased by 11.6% for the 13 weeks ended April 3, 2012, reflecting growth of 12.7% for Company Stores and growth of 10.5% for Franchise Stores. System-wide comparable store sales, a non-GAAP financial measure, represent the change in year-over-year sales for all Company and Franchise Stores opened for at least one full fiscal year.

•

Total revenue decreased to $53.0 million for the 13 weeks ended April 3, 2012, compared to $66.2 million for the 16 weeks ended April 19, 2011. The change in total revenue was primarily due to the reduction in the number of Company Stores as a result of our refranchising initiative in the first quarter of fiscal 2011 and three fewer weeks in the first quarter of fiscal 2012.

•	Four new Franchise Stores were opened in the U.S. during the 13 weeks ended April 3, 2012.

•	Six new International Stores were opened by our international partners during the 13 weeks ended April 3, 2012.

2012 First Quarter Business Highlights

Store Sales

During the 13 week period ended April 3, 2012, sales at system-wide Jamba Juice Stores opened more than one full fiscal year increased 11.6% reflecting increases of 12.7% for Company Stores and 10.5% for Franchise Stores compared to the 16 week period ended April 19, 2011. For Company Stores, this increase represents the sixth consecutive fiscal quarter of Company Store comparable sales growth. The increase in Company Store comparable sales during the quarter was largely attributable to improved traffic and an average check increase, which also reflected a price increase.

We continue to introduce new menu items that are more relevant and habitual to the consumer. During the quarter, we introduced, our line of Fit ‘n Fruitful smoothies made with a Weight Burner Boost, which are a meal substitute with balanced nutrition, providing a good source of fiber and essential vitamins and minerals, as well as two servings of real, whole fruit. We believe that our new Fit ‘n Fruitful smoothie, along with the series of smoothie platforms, including probiotic yogurt, fruit and veggie, and coconut water refreshers introduced in 2011, are driving repeat customers and traffic into our store locations.

The initial phase of our fresh juice initiative was launched system-wide. Our juice blends platform includes three new juice blend beverages which are a juice blend of fresh squeezed orange juice, carrot juice, and bananas; a juice blend of fresh squeezed orange juice and mangos; and a juice blend of fresh squeezed orange juice, strawberries, blueberries and raspberries and complements our existing fresh squeezed carrot, orange, and wheatgrass juice offerings.

During the quarter, we implemented various marketing promotions and consumer communications including our Healthy Habits Sweepstakes on Facebook and just recently announced our year-two launch of “Team Up for a Healthy America™” campaign established to help raise awareness of our nation’s obesity epidemic. We remain focused on opportunities to refine our promotional and communication efforts to drive traffic, build loyalty and to make Jamba a top-of-mind healthy food and beverage brand.

Franchising

We continue to grow our restaurant concept primarily through the development of new Franchise Stores. As of April 3, 2012, the Jamba system is comprised of approximately 61% Franchise Store locations and 39% Company Store locations globally.

Domestic

During the 13 week period ended April 3, 2012, franchisees developed and opened four new Franchise Stores, consisting of one traditional store and three non-traditional stores, including our first store location in the state of Kentucky. Jamba Juice stores are now located in 26 states. We expect to open 40 to 50 stores in fiscal 2012 primarily through franchises. The actual number of openings may differ from our expectations due to various factors, including franchisee access to capital and economic conditions.

The expansion of our new growth concept, JambaGo, continues to progress in K-12 schools, convenience stores and other similar locations during the quarter. This growth concept is an innovative express service utilizing compact technology to make select smoothie flavors in “stations” using the pre-packaged ingredients. This new concept will enable us to rapidly expand the Jamba brand presence. The JambaGo platform targets venues servicing captive audiences, where there is a greater demand for higher volumes and where the need for high-speed service is essential and a full-sized Jamba Juice store or kiosk would not be feasible. As of April 3, 2012, there were 88 JambaGo locations and we expect to open 400 to 500 locations during fiscal 2012.

International

Our international franchise development represents a significant opportunity to accelerate global retail growth. During the 13 week period ended April 3, 2012, our master developers opened a total of six international locations, three in South Korea, two in Canada and one in the Philippines. We expect to open 10 to 15 international locations during fiscal 2012 and continue to actively pursue international development opportunities.

As of April 3, 2012, we had 773 Jamba Juice stores, globally, represented by 305 Company Stores and 444 Franchise Stores in the United States, and 24 International Stores.

Store-level Margins

During the 13 week period ended April 3, 2012, our Company Store-level margins increased as compared to the prior year period primarily due to continued improvements in cost of sales, labor and store operating and leverage in our fixed costs as a result of our comparable store sales growth. This improvement comes despite commodity pricing pressure, particularly in areas such as dairy and fuel. We continue to focus on cost savings initiatives to help mitigate commodity price increases.

Consumer Packaged Goods

As part of the expansion of our CPG platform, we have started to shift our business model to assume more control over development, manufacturing, distribution and ultimately gain more of the profit pool. In January 2012 we acquired Talbott Teas, a Chicago-based boutique, premium tea company. In April 2012, we announced that we are finalizing an agreement with Nestle to acquire the product formulation and intellectual property for the Jamba All-Natural Energy Drink. The agreement is expected to close by June 20, 2012. We expect to expand distribution of this product beyond the Northeast and have made arrangements with several retailers with national presence.

We gained additional points of distribution for existing product lines and had over 30 individual Jamba products at approximately 35,000 points of retail distribution across all 50 states. We believe extending the Jamba brand into mass retail by continued development of CPG solutions provides significant growth opportunities. During the quarter, Inventure Foods, Inc. expanded its licensed line of Jamba All Natural Smoothies with the introduction of the orange dream machine flavor in the form of an at-home blend-and-serve smoothie kit.

RESULTS OF OPERATIONS — 13 WEEK PERIOD ENDED APRIL 3, 2012 AS COMPARED TO 16 WEEK PERIOD ENDED APRIL 19, 2011 (UNAUDITED)

	13 week period ended		16 week period ended
(In thousands)	April 3, 2012	% (1)	April 19, 2011	% (1)
Revenue:
Company stores	$50,025	94.3%	$63,203	95.5%
Franchise and other revenue	3,022	5.7%	2,972	4.5%

Total revenue	53,047	100.0%	66,175	100.0%

Costs and operating expenses:
Cost of sales	11,611	23.2%	15,213	24.1%
Labor	15,408	30.8%	21,964	34.8%
Occupancy	7,418	14.8%	10,180	16.1%
Store operating	7,875	15.7%	9,521	15.1%
Depreciation and amortization	2,922	5.5%	3,956	6.0%
General and administrative	8,639	16.3%	10,445	15.7%
Impairment of long-lived assets	386	0.7%	576	0.9%
Other operating, net	433	0.8%	647	0.9%

Total costs and operating expenses	54,692	103.1%	72,502	109.5%

Loss from operations	(1,645)	(3.1)%	(6,327)	(9.5)%

Other expense, net:
Interest income	20	0.0%	—	0.0%
Interest expense	(117)	(0.2)%	(233)	(0.4)%

Total other expense, net	(97)	(0.2)%	(233)	(0.4)%

Loss before income taxes	(1,742)	(3.3)%	(6,560)	(9.9)%
Income tax benefit	232	0.4%	40	(0.0)%

Net loss	(1,510)	(2.9)%	(6,520)	(9.9)%

Preferred stock dividends and deemed dividends	(481)	(0.9)%	(827)	(1.2)%

Net loss attributable to common stockholders	$(1,991)	(3.8)%	$(7,347)	(11.1)%

(1)	Cost of sales, labor, occupancy and store operating percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue.

Revenue

(In thousands)

	13 Week Period Ended April 3, 2012	% of Total Revenue	16 Week Period Ended April 19, 2011	% of Total Revenue
Revenue:
Company Stores	$50,025	94.3%	$63,203	95.5%
Franchise and other revenue	3,022	5.7%	2,972	4.5%

Total revenue	$53,047	100.0%	$66,175	100.0%

Total revenue is comprised of revenue from Company Stores, royalties and fees from Franchise Stores and International Stores, and consumer products licensing revenue.

Total revenue for the 13 week period ended April 3, 2012 was $53.0 million, a decrease of $13.2 million, or 19.8%, compared to $66.2 million for the 16 week period ended April 19, 2011 primarily due to the inclusion of thirteen weeks in the fiscal 2012 first quarter compared to 16 weeks in the fiscal 2011 first quarter.

Company Store revenue

Company Store revenue for the 13 week period ended April 3, 2012 was $50.0 million, a decrease of $13.2 million or 20.9%, compared to Company Store revenue of $63.2 million for the 16 week period ended April 19, 2011. The decrease in Company Store Revenue was due primarily to the inclusion of 13 weeks in the first quarter of 2012 compared to 16 weeks in the prior year first quarter, a net decrease of 44 Company Stores operating since the prior year quarter, which includes opening two new Company Stores, closing four Company Stores and refranchising 42 Company Stores in connection with our refranchising initiative which ended in April, 2011, partially offset by the increase in comparable store sales as illustrated by the following table:

Company Store Decrease in Revenue (in 000’s)
First quarter 2012 vs. First quarter 2011
Due to three fewer weeks in 2012 fiscal quarter (1)	$(14,972)
Company Store comparable sales	5,493
Reduction in number of Company Stores, net	(3,699)

Total change in Company Store Revenue	$(13,178)

(1)	Calculated by exclusion of Company Store revenue for the three additional weeks at the end of the first quarter of fiscal 2011.

Company Store comparable store sales increased by $5.5 million for the 13 week period ended April 3, 2012, or 12.7%, attributable to an increase of 3.9% in average check and in transaction count of 8.8% as compared to the same period in the prior year. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least a full fiscal year. As of April 3, 2012, approximately 98% of our Company Stores had been open for at least one full fiscal year.

Franchise and other revenue

Franchise and other revenue was $3.0 million for the 13 week period ended April 3, 2012 and for the 16 week period ended April 19, 2011. The net increase in the number of Franchise Stores and in revenue generated under our license agreements offset the effect of including 13 weeks in the fiscal 2012 first quarter compared to 16 weeks in the fiscal 2011 first quarter.

The number of Franchise Stores as of April 3, 2012 and April 19, 2011 was 444 and 435, respectively.

Cost of Sales

Cost of sales is mostly comprised of fruit, dairy, and other products used to make smoothies and juices, paper products, costs related to managing our procurement program and vendor rebates. As a percentage of Company Store revenue, cost of sales decreased to 23.2% for the 13 week period ended April 3, 2012, compared to 24.1% for the 16 week period ended April 19, 2011. The decrease of cost of sales as a percentage of Company Store revenue was primarily due to a net favorable product mix shift (approximately 1.9%) partially offset by increases in commodity costs (approximately 1.0%). Cost of sales for the 13 week period ended April 3, 2012 was $11.6 million, a decrease of $3.6 million, or 23.7%, compared to $15.2 million for the 16 week period ended April 19, 2011. Our refranchising initiative has resulted in a decrease in the number of Company Stores and the related costs and expenses for sales associated with these refranchised Company Stores. In addition, the change from a 16 week first quarter in fiscal 2011 to a 13 week first quarter in fiscal 2012 has resulted in a decrease in Company Stores cost of sales attributed to the quarter.

Labor

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. As a percentage of Company Store revenue, labor costs decreased to 30.8% for the 13 week period ended April 3, 2012, compared to 34.8% for the 16 week period ended April 19, 2011. The 4 % decrease of labor costs as a percentage of Company Store revenue was primarily due to labor efficiencies, improved sales volumes and more effective wage management achieved through a smaller, more geographically concentrated Company Store base. Labor costs for the 13 week period ended April 3, 2012 were $15.4 million, a decrease of $6.6 million, or 29.8%, compared to $22.0 million for the 16 week period ended April 19, 2011. Our refranchising initiative has resulted in a decrease in the number of Company Stores and the related labor costs and expenses to operate, manage, and support these refranchised Company Stores. In addition, the change from a 16 week first quarter in fiscal 2011 to a 13 week first quarter in fiscal 2012 has resulted in a decrease in Company Stores labor costs attributed to the quarter.

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes, licenses and property insurance for all Company Store locations. As a percentage of Company Store revenue, occupancy costs decreased to 14.8% for the 13 week period ended April 3, 2012, compared to 16.1% for the 16 week period ended April 19, 2011. The decrease in occupancy costs as a percentage of Company store revenue was primarily due to the impact of leverage as a result of the increase in

Company Store comparable sales (approximately 1.8%). Occupancy costs for the 13 week period ended April 3, 2012 were $7.4 million, a decrease of $2.8 million, or 27.1%, compared to $10.2 million for the 16 week period ended April 19, 2011. Our refranchising initiative has resulted in a decrease in the number of Company Stores and the related occupancy costs and expenses to operate, manage, and support these refranchised Company Stores. In addition, the change from a 16 week first quarter in fiscal 2011 to a 13 week first quarter in fiscal 2012 has resulted in a decrease in Company Stores occupancy expenses attributable to the quarter.

Store Operating

Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses. As a percentage of Company Store Revenue, total store operating expenses increased to 15.7% for the 13 week period ended April 3, 2012, compared to 15.1% for the 16 week period ended April 19, 2011. The increase in total store operating expenses as a percentage of Company Store revenue was primarily due to an increase in marketing expense (approximately 0.6%) and increased credit card usage as a percentage of Company Store sales (approximately 0.3%) partially offset by leverage gained utilities as a result of higher sales (approximately 0.3%). Total store operating expenses for the 13 week period ended April 3, 2012 were $7.9 million, a decrease of $1.6 million, or 17.3%, compared to $9.5 million for the 16 week period ended April 19, 2011. Our refranchising initiative has resulted in a decrease in the number of Company Stores and the related costs and expenses to operate, manage, and support these refranchised Company Stores. In addition, the change from a 16 week first quarter in fiscal 2011 to a 13 week first quarter in fiscal 2012 has resulted in a decrease in Company Stores operating expenses attributable to the quarter.

Depreciation and Amortization

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. As a percentage of total revenue, depreciation and amortization decreased to 5.5% for the 13 week period ended April 3, 2012, compared to 6.0% for the 16 week period ended April 19, 2011. The decrease in depreciation and amortization as a percentage of total revenue was primarily due to the impact of leverage as a result of the increase in Company Store comparable sales (approximately 0.8%). Depreciation and amortization for the 13 week period ended April 3, 2012 was $2.9 million, a decrease of $1.1 million, or 26.1%, compared to $4.0 million for the 16 week period ended April 19, 2011. Our refranchising initiative has resulted in a decrease in the number of Company Stores and related assets, resulting in a reduction in the carrying value of Company Store fixed assets. In addition, the change from a 16 week first quarter in fiscal 2011 to a 13 week first quarter in fiscal 2012 has resulted in a decrease in the period over which the Company Stores and related assets were depreciated.

General and Administrative

General and administrative (“G&A”) expenses include costs associated with our corporate headquarters in Emeryville, CA, field supervision, bonuses, outside and contract services, accounting and legal fees, travel and travel-related expenses, share-based compensation and other. As a percentage of total revenue, total G&A expenses increased to 16.3% for the 13 week period ended April 3, 2012 compared to 15.7% for the 16 week period ended April 19, 2011. Total G&A expenses for the 13 week period ended April 3, 2012 were $8.6 million, a decrease of $1.8 million, or 17.3%, compared to $10.4 million for the 16 week period ended April 19, 2011. The decrease of total G&A expenses was primarily due to the change to 13 weeks in the fiscal 2012 first quarter compared to 16 weeks in the fiscal 2011 first quarter (approximately $1.9 million), lower legal fees (approximately $0.3 million), partially offset by increased options expense related to nonemployee grants ($0.2 million).

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

Impairment of long-lived assets for the 13 week period ended April 3, 2012 was $0.4 million, a decrease of $0.2 million, or 33.0%, compared to $0.6 million for the 16 week period ended April 19, 2011. The decrease of impairment charge for long-lived assets was primarily due to fewer underperforming stores that had not been previously partially impaired compared to the prior year period.

Other operating expense, net

Other operating, net consists primarily of gain or loss on disposals, income from jambacard breakage net of related costs, store lease termination and closure costs and pre-opening expenses. For the 13 week period ended April 3, 2012, other operating, net was $0.4 million of expense, compared to expense of $0.6 million for the 16 week period ended April 19, 2011. The decrease in expense is primarily due to 13 weeks in the current year quarter when four new stores opened and 16 weeks in the prior year quarter when seven new stores opened (approximately $0.2 million), there was lower loss on disposal of fixed assets (approximately $0.7 million) partially offset by lower jambacard breakage, net of related expense (approximately $0.4 million), increase in international franchise expense (approximately $0.2 million) and charges for settlements and sales tax audits (approximately $0.2 million).

Interest expense

Interest expense for the 13 week period ended April 3, 2012 was $0.1 million, compared to $0.2 million for the 16 week period ended April 19, 2011. During the 13 week period ended April 3, 2012 we paid cash dividends on Series B Preferred Stock of $0.4 million. During the 16 week period ended April 19, 2011, we paid cash dividends on the Series B Preferred Stock totaling $0.5 million.

Income tax expense

We have recorded a tax benefit for the 13 week period ended April 3, 2012. Our effective income tax rate was 13.7% for the 13 week period ended April 3, 2012. The effective tax rate was primarily affected by pretax loss, a change in the valuation allowance related to deductible temporary differences originating during the current year and the foreign withholding taxes.

We recorded income tax expense of 0.6% for the 16 week period ended April 19, 2011. Our prior year tax rate was primarily affected by pretax loss, a change in the valuation allowance related to deductible temporary differences originating during the current year, the release of liability on certain state credits and related interest as the statute has expired and state tax payments made during the quarter.

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

Company Store comparable sales represent the change in year-over-year sales for all Company Stores opened for at least one full fiscal year.

Franchise Store comparable sales, a non-GAAP financial measure, represents the change in year-over-year sales for all Franchise Stores opened for at least one full fiscal year, as reported by franchisees.

System–wide comparable store sales, a non-GAAP financial measure, represents the change in year-over-year sales for all Company and Franchise Stores opened for at least one full fiscal year and are based on sales by both company-owned and franchise-operated stores, as reported by franchisees, which are in the store base. System-wide comparable store sales do not include International Stores and JambaGo locations.

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

The following table sets forth operating data that do not otherwise appear in our consolidated financial statements as of and for the 13 week period ended April 3, 2012 and the 16 week period ended April 19, 2011:

	13 Week Period Ended April 3, 2012	16 Week Period Ended April 19, 2011
Percentage change in Company Store comparable sales (1)	12.7%	2.2%
Percentage change in Franchise Store comparable sales (2)	10.5%	4.1%
Percentage change in system-wide comparable sales (2)	11.6%	3.1%
Total Company Stores	305	307
Total Franchise Stores	444	435
Total International Stores	24	2
Total JambaGo Locations	88	0

(1)	Percentage change in Company Store comparable sales compares the sales of Company Stores during a full fiscal year to the sales from the same Company Stores for the equivalent period in the prior year. A Company Store is included in this calculation after its first full fiscal year of operations. Sales from Franchise Stores are not included in the Company Store comparable sales.
(2)	Percentage change in system-wide comparable sales compares the combined sales of Company and Franchise-operated Stores during a full fiscal year to the combined sales from the same Company and Franchise-operated Stores for the equivalent period in the prior year. A Company or Franchise-operated Store is included in this calculation after its first full fiscal year of operations. System-wide comparable store sales do not include International Stores and JambaGo locations.

The following table sets forth certain data relating to Company Stores and Franchise Stores for the periods indicated:

	13 week period ended April 3, 2012		16 week period ended April 19, 2011
	Domestic	International	Domestic	International
Company Stores:
Beginning of period	307	—	351	—
Company Stores opened	—	—	2	—
Company Stores closed	(2)	—	(4)	—
Company Stores sold to franchisees	—	—	(42)	—

Total Company Stores	305	—	307	—

Franchise Stores:
Beginning of period	443	19	391	1
Franchise Stores opened	4	6	5	1
Franchise Stores closed	(3)	(1)	(5)	—
Franchise Stores purchased from Company	—	—	42	—

Total Franchise Stores	444	24	433	2

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Summary

The following table summarizes our cash flows for the 13 week period ended April 3, 2012 and for the 16 week period ended April 19, 2011 (in thousands):

	13 Week Period Ended April 3, 2012	16 Week Period Ended April 19, 2011
Net cash provided by (used in) operating activities	$1,292	$(7,442)
Net cash used in investing activities	(1,272)	(57)
Net cash used in financing activities	(368)	(364)

Net decrease in cash and cash equivalents	$(348)	$(7,863)

Operating Activities

Net cash provided by operating activities was $1.3 million for the 13 week period ended April 3, 2012, compared to cash used in operating activities of $7.4 million for the 16 week period ended April 19, 2011, reflecting a net increase of cash flows of $8.7 million. This increase was primarily due to collections of outstanding receivables (approximately $3.9 million), a reduction in net loss adjusted for noncash items (approximately $3.6 million) and a net increase in cash flows related to prepayments, inventory, other assets and liabilities (approximately $1.2 million). Collections during the quarter included amounts from Costco, as we recommenced our jambacard program in the fall of 2011. In the Costco jambacard program we sell jambacards to Costco who resells them to its customers.

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

Investing Activities

Net cash used in investing activities increased $1.2 million for the 13 week period ended April 3, 2012, compared to the 16 week period ended April 19, 2011 primarily due to proceeds from our refranchising initiative which were included in the 16 week period ended April 19, 2011 (approximately $3.1 million) and which were not included in the quarter due to the completion of the initiative in April 2011, and front end cash payment for our business acquisition during the quarter (approximately $0.4 million), partially offset by a decrease in spending for the purchase of property and equipment (approximately $2.2 million).

In fiscal 2012, we expect to incur capital expenditures of about $6 million depending on our liquidity needs, including investing in improvements to our technology infrastructure and maintenance capital, and our opening of up to nine new Company Stores as we focus our growth on expanding and accelerating the development of traditional and non-traditional Franchise Stores.

Financing Activities

Net cash used in financing activities was $0.4 million for the 13 week period ended April 3, 2012 and for the 16 week period ended April 19, 2011 due to dividend payments on our Series B preferred stock. There were no conversions of shares of Series B preferred stock to common stock during the quarter.

Capital Resources

As of April 3, 2012, we had cash and cash equivalents of $19.3 million compared to $19.6 million in cash and cash equivalents as of January 3, 2012. As of April 3, 2012 and January 3, 2012, we had no short term or long term debt. Our primary sources of liquidity are cash flows provided by operating activities. In addition, we have an existing $6 million revolving line of credit which we may utilize as described further below. In the future, and as permitted under the Securities Purchase Agreement for the Series B Preferred Stock, we may enter equipment leasing arrangements and incur additional indebtedness as necessary up to an aggregate amount of $10 million. We cannot assure, however, that such financing will be available on favorable terms or at all.

We expect that our cash on hand and future cash flows provided by operating activities will be sufficient to fund our working capital and general corporate needs, Series B Preferred Stock dividend payments and the non-discretionary capital expenditures for the foreseeable future. Our primary liquidity and capital requirements are for working capital and general corporate needs and the planned fiscal 2012 capital expenditures described above. The use of cash to fund discretionary capital expenditures will be based on the need to conserve our capital.

On February 14, 2012, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”) whereby the Lender provided us with a six million dollar revolving line of credit. The outstanding balance under the credit facility bears interest at a LIBOR Market Index Rate based upon the rate for one month U.S. dollar deposits, plus 3.75% per annum. Under the terms of the Credit Agreement, we are required to maintain minimum levels of trailing annual consolidated EBITDA and liquidity and are subject to limits on annual capital expenditures. The Credit Agreement terminates January 31, 2013 or may be terminated earlier by us or by the Lender. The credit facility is subject to customary affirmative and negative covenants for credit facilities of this type, including limitations on us with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions and dispositions of assets. The credit facility is evidenced by a revolving note made by us in favor of the Lender, is guaranteed by us and is secured by substantially all of our assets including the assets of our subsidiaries and a pledge of stock of our subsidiaries. In addition, the credit agreement replaced restricted cash requirements established in prior periods, as the line of credit also collateralizes our outstanding letters of credit of $1.4 million.

During the quarter ended and as of April 3, 2012, there were no borrowings under the credit agreement. To acquire the credit facility we incurred upfront fees which are being amortized over the term of the credit agreement. As of April 3, 2012, the unamortized amount was $0.1 million and is recorded in prepaid expenses and other current assets on the balance sheet. As of April 3, 2012, the unamortized commitment fee amount was $0.1 million and is recorded in prepaid expenses and other current assets on the balance sheet. As of April 3, 2012, we were in compliance with all related covenants and the unused borrowing capacity under the agreement was $4.6 million.

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

Contractual Obligations

There have been no significant changes to our contractual obligations table as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 3, 2012. There were no changes to dividends payable in connection with, or payments for redemption of, our outstanding Series B-1 and Series B-2 Preferred Stock.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no significant changes to the policies and estimates as discussed in our Annual Report on Form 10-K for the year ended January 3, 2012.

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

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 3, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended April 3, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s risk factors are included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2012 and have not materially changed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Credit Agreement dated as of February 14, 2012 by and among the Company, Jamba Juice Company and Wells Fargo Bank, National Association.	10-K	001-32552	10. 18	March 9, 2012

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8 day of May, 2012.

JAMBA, INC.

By:	/S/ JAMES D. WHITE
James D. White
Chairman of the Board, Chief Executive Officer and President

By:	/S/ KAREN L. LUEY
Karen L. Luey
Chief Financial Officer, Chief Administrative Officer, Executive Vice President and Secretary
(Principal Financial Officer and Chief Accounting Officer)