Form 10-Q
period 2012-07-03
JAMBA, INC.
filed 2012-08-02
CIK 1316898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2012

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

The number of shares of common stock of Jamba, Inc. issued and outstanding as of July 25, 2012 was 68,046,318

JAMBA, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED JULY 3, 2012

Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101

PART I - FINANCIAL INFORMATION

ITEM  1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JAMBA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)	July 3, 2012	January 3, 2012
ASSETS
Current assets:
Cash and cash equivalents	$28,535	$19,607
Restricted cash	─	1,352
Receivables, net of allowances of $324 and $294	8,401	13,040
Inventories	2,601	2,228
Prepaid and refundable taxes	232	574
Prepaid rent	2,877	2,761
Prepaid expenses and other current assets	1,491	1,509

Total current assets	44,137	41,071
Property, fixtures and equipment, net	40,214	44,760
Goodwill	1,308	—
Trademarks and other intangible assets, net	1,466	1,130
Other long-term assets	1,346	1,332

Total assets	$88,471	$88,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,043	$4,155
Accrued compensation and benefits	7,812	6,566
Workers’ compensation and health insurance reserves	1,144	1,092
Accrued jambacard liability	27,951	33,256
Other current liabilities	8,942	9,961

Total current liabilities	51,892	55,030
Deferred rent and other long-term liabilities	13,273	13,079

Total liabilities	65,165	68,109

Commitments and contingencies (Note 10)
Series B redeemable preferred stock, $0.001 par value, 304,348 shares authorized; 168,389 and 168,389 shares issued and outstanding at July 3, 2012 and January 3, 2012, respectively	18,050	17,880
Stockholders’ equity:
Common stock, $0.001 par value, 150,000,000 shares authorized; 67,617,393 and 67,280,485 shares issued and outstanding at July 3, 2012 and January 3, 2012, respectively	68	68
Additional paid-in capital	368,871	369,027
Accumulated deficit	(363,683)	(366,791)

Total stockholders’ equity	5,256	2,304

Total liabilities and stockholders’ equity	$88,471	$88,293

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Week Period Ended	12 Week Period Ended	26 Week Period Ended	28 Week Period Ended
(Dollars in thousands, except share and per share amounts)	July 3, 2012	July 12, 2011	July 3, 2012	July 12, 2011
Revenue:
Company Stores	$62,530	$55,969	$112,555	$119,172
Franchise and other revenue	3,514	2,886	6,536	5,858

Total revenue	66,044	58,855	119,091	125,030

Costs and operating expenses:
Cost of sales	13,975	12,807	25,586	28,020
Labor	17,148	16,610	32,556	38,574
Occupancy	7,326	6,725	14,743	16,905
Store operating	8,955	7,668	16,830	17,189
Depreciation and amortization	2,813	2,860	5,736	6,816
General and administrative	10,823	8,038	19,462	18,483
Impairment of long-lived assets	175	326	562	902
Other operating, net	(200)	(68)	232	579

Total costs and operating expenses	61,015	54,966	115,707	127,468

Income (loss) from operations	5,029	3,889	3,384	(2,438)

Other income (expense), net:
Interest income	20	27	39	27
Interest expense	22	(106)	(94)	(339)

Total other income (expense), net	42	(79)	(55)	(312)

Income (loss) before income taxes	5,071	3,810	3,329	(2,750)
Income tax (expense) benefit	(453)	123	(221)	163

Net income (loss)	4,618	3,933	3,108	(2,587)

Preferred stock dividends and deemed dividends	(472)	(538)	(953)	(1,365)

Net income available (loss attributable) to common stockholders	$4,146	$3,395	$2,155	$(3,952)

Weighted-average shares used in the computation of earnings (loss) per share:
Basic	67,385,699	65,961,425	67,339,917	65,588,218
Diluted	85,709,417	85,436,405	67,339,917	65,588,218
Earnings (loss) per share:
Basic	$0.06	$0.05	$0.03	$(0.06)
Diluted	$0.05	$0.05	$0.03	$(0.06)

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock
(Dollars in thousands, except share amounts)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance as of December 28, 2010	63,734,961	$64	$365,817	$(358,493)	$7,388
Share-based compensation expense	—	—	568	—	568
Issuance of common stock pursuant to stock plans	417,415	1	728	—	729
Conversion of preferred stock	2,409,600	2	2,769	—	2,771
Accretion of Series B preferred shares	—	—	(459)	—	(459)
Redeemable preferred stock dividends	—	—	(906)	—	(906)
Net loss	—	—	—	(2,587)	(2,587)

Balance as of July 12, 2011	66,561,976	$67	$368,517	$(361,080)	$7,504

Balance as of January 3, 2012	67,280,485	$68	$369,027	$(366,791)	$2,304
Share-based compensation expense	—	—	773	—	773
Issuance of common stock pursuant to stock plans	44,906	—	24	—	24
Conversion of preferred stock	—	—	—	—	—
Accretion of Series B preferred shares	—	—	(170)	—	(170)
Redeemable preferred stock dividends	—	—	(783)	—	(783)
Exercise of warrant	292,002	—	—	—	—
Net income	—	—	—	3,108	3,108

Balance as of July 3, 2012	67,617,393	$68	$368,871	$(363,683)	$5,256

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 Week Period Ended	28 Week Period Ended
(In thousands)	July 3, 2012	July 12, 2011
Cash provided by (used in) operating activities:
Net income (loss)	$3,108	$(2,587)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	5,736	6,816
Impairment of long-lived assets	562	902
Store closure costs and gain (loss) on disposals	390	807
Share-based compensation	773	568
Jambacard breakage income and amortization, net	(1,530)	(1,719)
Bad debt and inventory reserves	313	333
Deferred rent	(499)	(884)
Equity earnings from joint ventures	(70)	(47)
Changes in operating assets and liabilities:
Receivables	4,548	(241)
Inventories	(506)	(359)
Prepaid rent	(116)	(1,422)
Prepaid and refundable taxes	342	358
Prepaid expenses and other current assets	18	21
Acquired intangible assets	(69)	(25)
Restricted cash from operating activities	1,352	397
Other long-term assets	6	247
Accounts payable	1,643	(330)
Accrued compensation and benefits	1,246	217
Workers’ compensation and health insurance reserves	52	(275)
Accrued jambacard liability	(3,775)	(4,078)
Other current liabilities	(1,377)	(1,716)
Deferred franchise revenue and other long-term liabilities	(298)	(249)

Cash provided by (used in) operating activities	$11,849	$(3,266)

Cash (used in) provided by investing activities:
Capital expenditures	(1,830)	(6,127)
Acquisition of business	(390)	─
Proceeds from sale of stores	─	3,063
Capital distributions from investment, net	50	─

Cash used in investing activities	$(2,170)	$(3,064)

Cash (used in) provided by financing activities:
Proceeds pursuant to stock plans	24	114
Preferred stock dividends paid	(775)	(844)
Payment on capital leases	─	(20)

Cash used in financing activities	$(751)	$(750)

Net increase (decrease) in cash and cash equivalents	8,928	(7,080)
Cash and cash equivalents at beginning of period	19,607	29,024

Cash and cash equivalents at end of period	$28,535	$21,944

Supplemental cash flow information:
Cash paid for interest	$40	$167
Income taxes paid	136	28
Noncash investing and financing activities:
Property, fixtures and equipment in accounts payable	$245	$302
Contingent consideration	1,361	─
Conversion of preferred stock	─	2,771
Accretion of preferred stock issuance costs	170	459
Dividend accruals	8	64

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Jamba, Inc., a Delaware corporation, and its wholly-owned subsidiary, Jamba Juice Company (the “Company”) owns and franchises Jamba Juice stores through its wholly-owned subsidiary, Jamba Juice Company. Jamba Juice Company is a leading restaurant retailer of better-for-you specialty beverage and food offerings which include great tasting whole fruit smoothies, fresh-squeezed juice blends, teas, hot oatmeal, breakfast wraps, sandwiches and mini-wraps, California Flatbreads™, frozen yogurt and a variety of baked goods and snacks. Jamba, Inc. was incorporated in January 2005 and went public through an initial public offering later that year. As of July 3, 2012, there were 783 store locations globally. There were 305 Company owned and operated stores (“Company Stores”) and 448 franchise operated stores (“Franchise Stores”) in the United States, and 30 International stores. Jamba–branded consumer products (“CPG”) were also available through select retailers and Jamba Juice store locations in the United States.

Fiscal Quarter Change—Effective January 4, 2012, the Company changed its fiscal quarters to four 13 week periods. The Company’s fiscal year end continues to be the Tuesday closest to December 31. Since the fiscal quarter change was made after the end of fiscal 2011, the Company will continue to report the prior year financial information based on its prior year fiscal calendar. The Company has not prepared financial information for the 13 week period ended June 28, 2011. The Company’s financial results for the 13 week period ended July 3, 2012 are compared to its results for the 12 week period ended July 12, 2011. The comparison of these two quarters is primarily affected by the difference of one week between the second quarter of fiscal 2012 and the second quarter of 2011. Operating results for the 13 week period ended July 3, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2013.

Unaudited Interim Financial Information—The condensed consolidated balance sheet as of July 3, 2012, the condensed consolidated statements of operations for each of the 13 and 26 week periods ended July 3, 2012 and for each of the 12 and 28 week periods ended July 12, 2011, respectively and the condensed statements of stockholders’ equity and cash flows for the 26 and 28 week periods ended July 3, 2012 and July 12, 2011 have been prepared by the Company, without audit, and have been prepared on the same basis as the Company’s audited consolidated financial statements. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position as of July 3, 2012, and the results of operations and cash flows for the 13 and 26 week periods ended July 3, 2012 and the 12 week and 28 week periods ended July 12, 2011. The condensed consolidated balance sheet as of January 3, 2012 has been derived from the Company’s audited consolidated financial statements. Operating results for the 13 and 26 week periods ended July 3, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2013. The Company reports its results of operations on a 52-week or 53-week fiscal year, which is comprised of eight 4-week periods and four 5-week periods or eight 4-week periods, three 5-week periods and one 6-week period. The first, second and third fiscal quarters each are 13 weeks, and the fourth quarter is 13 or 14 weeks. There were 26 weeks in the first half of fiscal 2012 and 28 weeks in the first half of fiscal 2011.

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

Advertising Fund— The Company participates with its franchisees in an advertising fund established in fiscal 2010, to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchise owners. Contributions to the advertising fund are required for company owned and traditional franchise stores and are generally based on a percent of store sales. The Company has control of the advertising fund. The fund is consolidated and the Company reports all assets and liabilities of the fund that it consolidates.

The advertising fund assets, consisting primarily of accounts receivable from franchisees, can only be used for selected purposes and are considered restricted. The advertising fund liabilities represent the corresponding obligation arising from the receipts of the marketing program. In accordance with ASC Topic 952-605-25, the receipts from the franchisees are recorded as a liability against which specified advertising costs are charged. The Company does not reflect franchisee contributions to the fund in its Consolidated Statements of Operations or Consolidated Statements of Cash Flows.

Advertising fund assets of $2.4 million and $1.5 million were recorded in accounts receivable on the consolidated balance sheet as of July 3, 2012 and January 3, 2012, respectively. Advertising fund liabilities of $0.4 million and $0.5 million were recorded in accounts payable on the consolidated balance sheet as July 3, 2012 and January 3, 2012, respectively.

Comprehensive Income—Comprehensive income is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments from owners and distributions to owners. Comprehensive income (loss) equals net income (loss) for all periods presented. No separate statement of comprehensive income is presented.

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

Anti-dilutive shares have been excluded from the calculation of diluted weighted-average shares outstanding. Anti-dilutive shares of 6.7 million and 2.3 million have been excluded from the calculation of diluted weighted-average shares outstanding in the 13 week period ended July 3, 2012 and in the 12 week period ended July 12, 2011, respectively. Anti-dilutive shares of 23.5 million and 24.6 million have been excluded from the calculation of diluted weighted-average shares outstanding in the 26 week period ended July 3, 2012 and in the 28 week period ended July 12, 2011, respectively.

For purposes of determining the net income available (loss attributable) to common stockholders used in the computation of earnings (loss) per share, the amount of the income (loss) is increased (decreased) by the preferred stock dividends and deemed dividends. The deemed dividend represents the accretion of the issuance costs and beneficial conversion feature of the Company’s preferred stock. For the 13 week period ended July 3, 2012, the convertible preferred shares are dilutive, therefore the dividends and deemed dividends related to the preferred stock have been added back to the net income available to common stockholders and the number of preferred shares have been included in the diluted earnings per share calculation. For the 26 week period ended July 3, 2012 and for the 28 week period ended July 12, 2011, the convertible preferred shares are anti-dilutive and the dividends and deemed dividends related to the preferred stock have not been added back to the net income available to common stockholders. Also the number of preferred shares has not been included in the diluted earnings per share calculation.

The number of incremental shares from the assumed exercise of restricted stock awards, warrants and options was calculated by applying the treasury stock method. The “if converted” method was used for the conversion of preferred stock. A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations is as follows (in thousands, except shares):

	13 Week Period Ended	12 Week Period Ended	26 Week Period Ended	28 Week Period Ended
	July 3, 2012	July 12, 2011	July 3, 2012	July 12, 2011
Net income available (loss attributable) to common stockholders (numerator for basic earnings (loss) per share)	$4,146	$3,395	$2,155	$(3,952)
Preferred stock dividends and deemed dividends	472	538	—	—

Numerator for diluted earnings (loss) per share	$4,618	$3,933	$2,155	$(3,952)

Basic weighted-average shares outstanding	67,385,699	65,961,425	67,339,917	65,588,218
Incremental shares from assumed conversion of Series B preferred shares	16,838,900	17,906,936	—	—
Incremental shares from assumed exercise of restricted stock awards, warrants and options	1,484,818	1,568,044	—	—

Diluted weighted-average shares outstanding	85,709,417	85,436,405	67,339,917	65,588,218

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

Impairment of long-lived assets—The Company evaluates long-lived assets for impairment when facts and circumstances indicate that the carrying values of long-lived assets may not be recoverable. The impairment evaluation is generally performed at the individual store asset group level. The Company first compares the carrying value of the asset to the asset’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying value of the asset, the Company measures an impairment loss based on the asset’s estimated fair value. The fair value of a store’s assets is estimated using a discounted cash flow model based on internal projections and taking into consideration the view of a market participant. The estimate of cash flows is based on, among other things, certain assumptions about expected future operating performance. Factors considered during the impairment evaluation include factors related to actual operating cash flows, the period of time since a store has been opened or remodeled, refranchising expectations and the maturity of the relevant market.

Restricted Cash—The Company held no restricted cash at July 3, 2012. The Company held $1.4 million in restricted cash at January 3, 2012. Restricted cash represented cash held in money market accounts or certificates of deposits to collateralize the Company’s letters of credit.

Recent Accounting Pronouncements

There has been no development to recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements from that disclosed in the Company’s Annual Report on Form 10-K.

2. ACQUISITION

On January 27, 2012, the Company completed its acquisition of certain assets of Talbott Teas, LLC (“Talbott”), a Chicago based boutique, premium tea company. The acquisition of Talbott is consistent with the Company’s strategy for growth through lifestyle specialty brands that fit well with the Jamba brands and its positioning as a leading health and wellness company. The pro forma effect of the acquisition on the Company’s results of operations is not significant. The revenue and earnings of Talbott, included in the Company’s results since the January 27, 2012 acquisition, and acquisition related expenses included in the Company’s Condensed Consolidated Statements of Operations are not significant.

This purchase was accounted for using the acquisition method of accounting and the purchase price comprises an upfront cash payment plus contingency payments based on the future performance (the “earn-out arrangement”) of the assets acquired. The purchase price was determined to be the aggregate of the upfront payment and the fair value of the payments subject to the earn-out arrangement, and was allocated to the assets purchased based upon their estimated fair values at the date of acquisition. Identifiable intangible assets acquired include a trade name and customer relationships totaling $0.4 million; and are included in trademarks and other intangible assets, net on the balance sheet. The excess purchase price over the net tangible and intangible assets acquired of $1.3 million was recorded as goodwill, which is expected to be deductible for tax purposes. The purchase price cash consideration paid by the Company at closing was $0.4 million and the fair value of the earn-out arrangement was recorded as a liability, at $1.4 million, as of January 27, 2012. There is no change in the fair value of the earn-out liability as of July 3, 2012.

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

During the 13 and 26 week periods ended July 3, 2012, there were no conversions of outstanding Series B Preferred Stock. During the 13 and 26 week periods ended July 3, 2012, the Company paid cash dividends on the Series B Preferred Stock totaling $0.4 million and $0.8 million, respectively. Accretion related to the Series B Preferred Stock for the 13 and 26 week periods ended July 3, 2012 was $0.1 million and $0.2 million, respectively.

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

4. SHARE-BASED COMPENSATION

The Company maintains three share-based compensation plans (collectively, the “Plans”). The Company’s Amended and Restated 2006 Employee, Director and Consultant Stock Plan, as amended (the “2006 Plan”) was approved by the Company’s stockholders on November 28, 2006, and provides for the granting of up to eight million shares of common stock in the form of nonqualified and incentive stock options, stock grants or other share-based awards to employees, nonemployee directors and consultants. The amendment and restatement to the 2006 Plan was approved by stockholders on May 20, 2010. In connection with the merger of Jamba, Inc. with Jamba Juice Company on November 28, 2006, the Company assumed the outstanding options under the Jamba Juice Company 1994 Stock Incentive Plan (the “1994 Plan”) and the Jamba Juice Company 2001 Equity Incentive Plan (the “2001 Plan”), both of which provided for the granting of nonqualified and incentive stock options to employees, nonemployee directors and consultants. No additional grants are available under the 2001 Plan and the 1994 Plan. As of July 3, 2012, there remained 1,942,350 shares available for grant under the Company’s 2006 Plan. In December 2008, the Company also granted an option covering an aggregate of 1,500,000 shares of common stock under an inducement grant made outside of the Company’s existing equity plans. A summary of stock option activity under the Plans as of July 3, 2012, and changes during the 26 week period then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(per share)	(dollars in thousands)
Options outstanding at January 3, 2012	6,178	$2.25
Options granted	162	2.14
Options exercised	(5)	1.38
Options cancelled	(42)	2.80

Options outstanding at July 3, 2012	6,293	$2.24	$3,921

Options vested or expected to vest at July 3, 2012	5,745	$2.28	$3,752

Options exercisable at July 3, 2012	3,728	$2.65	$2,655

The fair value of options granted was estimated at the date of grant using a Black-Scholes option-pricing model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. The risk-free rate of interest is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. For expected life, the Company applies the guidance provided by the SEC Staff Accounting Bulletin No. 110. Expected dividends are zero based on a history of not paying cash dividends on the Company’s common stock and as the Company does not intend to pay dividends in the future. Expected volatility is based on historic daily stock price observations of the Company’s common stock since its inception. As required by authoritative guidance, the Company makes assumptions as to the expected forfeitures in determining share–based compensation expense.

Share-based compensation expense, which is included in general and administrative expense, was $0.4 million and $0.3 million for the 13 week period ended July 3, 2012 and for the 12 week period ended July 12, 2011, respectively. Share-based compensation expense was $0.8 million and $0.6 million for the 26 week period ended July 3, 2012 and for the 28 week period ended July 12, 2011, respectively. At July 3, 2012, non-vested share-based compensation for stock options and restricted stock awards, net of forfeitures totaled $1.2 million. This expense will be recognized over the remaining weighted average vesting period of four years. There was no income tax benefit related to share-based compensation expense during the 13 and 26 week periods ended July 3, 2012 and for the 12 and 28 week periods ended July 12, 2011.

The following are the weighted-average assumptions used to value option grants for the 13 and 26 week periods ended July 3, 2012 and for the 12 and 28 week periods ended July 12, 2011:

	13 Week Period Ended	12 Week Period Ended	26 Week Period Ended	28 Week Period Ended
	July 3, 2012	July 12, 2011	July 3, 2012	July 12, 2011
Weighted-average risk-free interest rate	0.79%	1.79%	0.91%	1.79%
Expected life of options (years)	6.25	6.25	6.25	6.25
Expected stock volatility	68.8%	63.9%	69.2%	63.9%
Expected dividend yield	0%	0%	0%	0%

The estimated fair value per share of stock options granted during the 13 week period ended July 3, 2012 and the 12 week period ended July 12, 2011, was $1.26 and $1.38, respectively. The estimated fair value per share of stock options granted during the 26 week period ended July 3, 2012 and the 28 week period ended July 12, 2011, was $1.34 and $1.38, respectively.

5. FAIR VALUE MEASUREMENT

The following table presents the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of July 3, 2012 and January 3, 2012 by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
July 3, 2012
Assets:
Cash invested in money market fund	$—	$—	$—
Liabilities:
Contingent consideration	—	—	1,361
January 3, 2012
Assets:
Cash invested in money market fund(1)	$1,352	$—	$—

(1)      $1.4 million included in restricted cash on the consolidated balance sheet at January 3, 2012.

The following table presents the Company’s assets that were accounted for at fair value on a non-recurring basis and remaining on our Condensed Consolidated Balance Sheets as of July 3, 2012 and January 3, 2012. Total losses include losses recognized from all non-recurring fair value measurements for the 26 week period ended July 3, 2012 and the 28 week period ended July 12, 2011 (in thousands):

	Level 1	Level 2	Level 3
July 3, 2012
Assets:
Long-lived assets(1)	—	—	$5,244
Goodwill	—	—	1,308
Acquired trademark(2)			301
Acquired customer list(2)			122
Total losses recognized for all non-recurring fair value measures for the 13 week period ended July 3, 2012	—	—	175
Total losses recognized for all non-recurring fair value measures for the 26 week period ended July 3, 2012	—	—	562

January 3, 2012
Assets:
Long-lived assets(1)	—	—	$5,575

Total losses recognized for all non-recurring fair value measures for the 12 week period ended July 12, 2011	—	—	326
Total losses recognized for all non-recurring fair value measures for the 28 week period ended July 12, 2011	—	—	902

(1)	Included in property, fixtures and equipment, net on the consolidated balance sheet.
(2)	Included in trademark and other intangible assets, net on the consolidated balance sheet.

The Company classified the fair value of long-lived assets as level 3 because the value is based on unobservable inputs. The significant inputs to the fair value measurement of the long-lived assets are projected future operating results at the store level and the discount rates applied to calculate the present value of the these assets. The fair value of the contingent consideration is classified as level 3 because it is based on unobservable inputs. Significant inputs and assumptions are management’s estimate of operating profits from the related business and the discount rate used to calculate the present value of the liability. Significant changes in any Level 3 input or assumption would result in increases or decreases to the fair value measurements for the long-lived assets and the contingent consideration.

For assets that are measured using quoted prices in active markets, fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. The Company had cash invested in money market funds and active exchange funds of $0.0 million and $1.4 million as of July 3, 2012 and January 3, 2012, respectively.

6. CREDIT AGREEMENT

On February 14, 2012, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”) whereby the Lender provided the Company with a six million dollar revolving line of credit. The outstanding balance under the credit facility bears interest at a LIBOR Market Index Rate based upon the rate for one month U.S. dollar deposits, plus 3.75% per annum. Under the terms of the Credit Agreement, the Company is required to maintain minimum levels of trailing annual consolidated EBITDA and liquidity and is subject to limits on annual capital expenditures. The Credit Agreement terminates January 31, 2013 or may be terminated earlier by the Company or by the Lender. The credit facility is subject to customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions and dispositions of assets. The credit facility is evidenced by a revolving note made by the Company in favor of the Lender, is guaranteed by the Company and is secured by substantially all of its assets including the assets of its subsidiaries and a pledge of stock of its subsidiaries. In addition, the credit agreement replaced the restricted cash requirements for the Company in prior periods, as the line of credit also collateralizes the Company’s outstanding letters of credit of $1.4 million at July 3, 2012. During the period ended and as of July 3, 2012, there were no borrowings under the credit agreement.

7. IMPAIRMENT OF LONG LIVED ASSETS AND STORE LEASE TERMINATION AND CLOSURE COSTS

Impairment of long-lived assets

The Company reviews its entire portfolio on a regular basis. The review includes an analysis of each store’s past and present operating performance combined with projected future results. Impairment charges include the write-down of long-lived assets at stores that were assessed for impairment because of management’s intention to close the store or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable. The Company recorded impairment charges of $0.2 million and $0.3 million for the 13 week period ended July 3, 2012 and for the 12 week period ended July 12, 2011, respectively. Impairment charges of $0.6 million and $0.9 million were recorded for the 26 week period ended July 3, 2012 and the 28 week period ended July 12, 2011, respectively.

Store lease termination and closure costs

Lease termination costs consist primarily of the costs of future obligations related to closed store locations. Discounted liabilities for future lease costs and the fair value of related subleases of closed locations are recorded when the stores are closed. All other costs related to closed units are expensed as incurred. In assessing the discounted liabilities for future costs of obligations related to closed stores, the Company makes assumptions regarding amounts of future subleases. If these assumptions or their related estimates change in the future, the Company may be required to record additional exit costs or reduce exit costs previously recorded. Exit costs recorded for each of the periods presented include the effect of such changes in estimates. Lease obligations are payable through 2022, less sublease amounts. The charges are noted below (in thousands):

	13 Week Period Ended	12 Week Period Ended	26 Week Period Ended	28 Week period Ended
	July 3, 2012	July 12, 2011	July 3, 2012	July 12, 2011
Store lease terminations	$23	$106	$125	$226

A reconciliation of the beginning and ending store lease termination and closure accrual is as follows (in thousands):

	13 Week Period Ended	12 Week Period Ended	26 Week Period Ended	28 Week Period Ended
	July 3, 2012	July 12, 2011	July 3, 2012	July 12, 2011
Balance, beginning of period	$452	$2,141	$573	$3,016
Adjustments	23	106	125	226
Payments	(73)	(1,103)	(296)	(2,098)

Balance, end of period	$402	$1,144	$402	$1,144

8. INCOME TAXES

At the end of each interim period, the Company calculates an estimated annual effective tax rate based on the Company’s best estimate of the tax expense (benefit) that will be provided for the full year. The year-to-date income tax expense (benefit) is a result of applying the estimated annual effective tax rate to the year-to-date actual pre-tax income (loss). The interim period tax expense (benefit) is the difference between the year-to-date amount and the amounts reported for previous interim periods and then adjusted for discrete tax items, if any.

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

The Company’s effective tax rate for the 13 and 26 week periods ended July 3, 2012 were 8.9% and 6.5%, respectively. The effective tax rates were affected by pretax income or loss, a change in the valuation allowance related to deductible temporary differences originating during the current year, the alternative minimum taxes and foreign withholding taxes.

As of July 3, 2012, there have been no material changes to the Company’s uncertain tax positions disclosure as provided in Note 12 in the Notes to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended January 3, 2012.

9. OTHER OPERATING, NET

Other operating, net includes gains or losses recognized in connection with the refranchise of certain Company Stores. During the first fiscal quarter of 2011, the Company completed its refranchising initiative with the sale of 42 stores in the Chicago/Minnesota and Lake Tahoe markets. During the 28 week period ended July 12, 2011, the Company recognized a net loss on sale of fixed assets of refranchised stores of $0.3 million. For the 13 and 26 week period ended July 3, 2012, there was no loss on sale of fixed assets due to refranchising as the initiative ended in April 2011.

10. COMMITMENTS AND CONTINGENCIES

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

JAMBA, INC. OVERVIEW

Jamba, Inc., a Delaware corporation, and its wholly-owned subsidiary, Jamba Juice Company (the “Company”) owns and franchises Jamba Juice stores through its wholly-owned subsidiary, Jamba Juice Company. Jamba Juice Company is a leading restaurant retailer of better-for-you specialty beverage and food offerings which include great tasting whole fruit smoothies, fresh-squeezed juice blends, teas, hot oatmeal, breakfast wraps, sandwiches and mini-wraps, California Flatbreads™, frozen yogurt and a variety of baked goods and snacks. As of July 3, 2012, there were 783 store locations globally. There were 305 Company owned and operated stores (“Company Stores”) and 448 franchise operated stores (“Franchise Stores”) in the United States, and 30 International stores. Jamba–branded consumer products (“CPG”) were also available through select retailers and Jamba Juice store locations in the United States.

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

The prior year comparative financial and other information reported in the financial statements herein continue to be presented based on our prior year fiscal quarter end calendar. Our results for the second quarter of fiscal 2012, which was the 13 week period ended July 3, 2012, are compared to our results for the second quarter of fiscal 2011, which was the 12 week period ended July 12, 2011. The comparison of these two quarters is primarily affected by the difference of one week between the second quarter of fiscal 2012 and the second quarter of 2011. There were 26 weeks in the first half of fiscal 2012 and 28 weeks in the first half of fiscal 2011. The most significant impacts of the fiscal quarter change occurred in the first fiscal quarter.

Although we have not submitted financial information for the 13 week period ended June 28, 2011 in this Form 10-Q, pro-forma information for the 13 week period for the prior year is included in the press release dated August 1, 2012.

2012 Second Quarter Financial Highlights

•	Net income was $4.6 million for the 13 weeks ended July 3, 2012 compared to $3.9 million for the 12 weeks ended July 12, 2011. The change in net income was driven primarily by:

•	An increase in comparable Company Store sales of 5.1%, including 420 basis points related to average check increase and 90 basis points related to increased traffic;
•	A reduction in Company Store expenses as a percentage of Company Store revenue of approximately 260 basis points;
•	An increase in franchise and other revenue, of $0.6 million to $3.5 million.

•	Diluted earnings per share was $0.05 per share for both the 13 weeks ended July 3, 2012 and the 12 weeks ended July 12, 2011.
•	System-wide comparable store sales increased by 5.7% for the 13 weeks ended July 3, 2012, reflecting growth of 5.1% for Company Stores and growth of 6.4% for Franchise Stores. System-wide comparable store sales, a non-GAAP financial measure, represent the change in year-over-year sales for all Company and Franchise Stores opened for at least one full fiscal year.

•	Total revenue increased to $66.0 million for the 13 weeks ended July 3, 2012, compared to $58.9 million for the 12 weeks ended July 12, 2011. The change in total revenue was primarily due to one more week in the second quarter of fiscal 2012 and improvements in comparable store sales.
•	Seven new Franchise Stores were opened in the U.S. during the 13 weeks ended July 3, 2012.
•	Six new International Stores were opened by our international partners during the 13 weeks ended July 3, 2012.

2012 Second Quarter Business Highlights

Store Sales

During the 13 week period ended July 3, 2012, sales at system-wide Jamba Juice Stores opened more than one full fiscal year increased 5.7% reflecting increases of 5.1% for Company Stores and 6.4% for Franchise Stores. For Company Stores, this increase represents the seventh consecutive fiscal quarter of Company Store comparable sales growth. The increase in Company Store comparable sales during the quarter was largely attributable to improved traffic and an average check increase which also reflected a price increase. We also achieved growth in Company same store sales for all day parts.

We continue to drive repeat and habitual traffic with our product and menu expansion. During the quarter, we introduced our Make It Light™ versions of our top 10 classic smoothie beverages, which contain one-third fewer calories, carbohydrates and sugar than the original recipes. For the summer season, we reintroduced our product line of Fruit Refreshers, including a new flavor, Watermelon Splash™. Our Fruit Refreshers are made with coconut water and whole fruit and deliver the natural hydration benefits of coconut water and have essential electrolytes. After doubling the number of juice blend flavors to six in Phase One of our fresh juice initiative, we continued our work in anticipation of Phase Two. We intend to launch a new juice bar concept, which will be tested in a selection of Jamba Juice Stores.

During the quarter, we took a leadership position to inspire a healthy, active lifestyle by announcing the formation of the Jamba® Healthy Living Council (the “Council”). The Council was established with the goal to provide consumers with useful, practical information to help them live a healthier lifestyle. The Council is comprised of nationally renowned nutrition and dietary experts who will work with Jamba to create healthy living education materials, online content for Jamba’s website, develop school nutrition outreach initiatives, advise management on nutrition trends, and provide input on new menu concepts and healthy choice options as we continue to evolve our product line.

As part of raising awareness around the importance of healthy active lifestyles, we entered into an agreement with Competitor Group, Inc., a leading active lifestyle sports media and event entertainment company, to be the “Official Blended Fruit Beverage and Smoothie” sponsor of seven events in the popular Rock’n’Roll Marathon series. The Organic Center, the leading research and education institute focused on the science of organic food and farming, pledged along with other partners including the WNBA, National PTA, USA Water Polo, the Golden State Warriors and nutrition expert Tara Gidus, to support our annual Team Up for a Healthy America™ program to raise awareness of the nation’s obesity epidemic, by encouraging individuals to make weekly pledges to live a healthier lifestyle. In addition, international tennis star Venus Williams is the spokesperson for our Team Up for a Healthy America campaign.

In order to deepen the education and nutritional expertise available to consumers in our stores, we have launched a “Master of Blending Arts” (MBA) program. We believe the program will elevate the customer experience of Jamba as a premier provider of healthy lifestyle products by advancing our team members knowledge in product nutrition, the benefits of juice and juicing, and their expertise in custom beverage creation. In addition, we have developed and are currently testing new service standards called BOOST. We intend to roll out our BOOST service standards to create a unique and memorable experience for each customer at the start of 2013. We remain focused on opportunities to refine our promotional and communication efforts to drive traffic, build loyalty and to make Jamba a top-of-mind healthy food and beverage brand.

Franchising

We continue to grow our restaurant concept primarily through the development of new Franchise Stores. As of July 3, 2012, the Jamba system is comprised of approximately 61% Franchise Store locations and 39% Company Store locations globally.

Domestic

During the 13 week period ended July 3, 2012, franchisees developed and opened seven new Franchise Stores, consisting of three traditional stores and four non-traditional stores. We expect to open 40 to 50 stores in fiscal 2012 primarily through franchises. The actual number of openings may differ from our expectations due to various factors, including franchisee access to capital and economic conditions.

During the quarter, international tennis star and Jamba franchise owner Venus Williams opened two stores in the Washington D.C. area at Dupont Circle and Union Station. Ms. Williams is a member of the Washington Kastles, a Washington D.C. professional tennis team and is a long-time philanthropist and supporter of academic enrichment and sports programs in the Washington, D.C. community.

The expansion of our new growth concept, JambaGoTM, continued to progress in K-12 schools, convenience stores and other locations during the quarter. This innovative "station” concept utilizes compact technology to serve smoothies in select flavors using pre-packaged ingredients. This concept will enable us to provide a healthy alternative for schools seeking solutions to combat childhood obesity.

During July 2012, we accelerated our initiative for launching JambaGo in schools. In partnership with the National Dairy Council, we unveiled a new fruit and dairy beverage for K-12 schools at the School Nutrition Association conference in Denver. As of July 3, 2012, there were 130 JambaGo locations and we expect to open 400 to 500 locations during fiscal 2012.

International

During the 13 week period ended July 3, 2012, our master developers opened a total of six international locations, one in South Korea, four in Canada and one in the Philippines. We expect to open up to 15 international locations during fiscal 2012 and continue to actively pursue international development opportunities.

As of July 3, 2012, we had 783 Jamba Juice stores, globally, represented by 305 Company Stores and 448 Franchise Stores in the United States, and 30 International Stores.

Store-level Margins

During the 13 week period ended July 3, 2012, our Company Store-level margins increased 260 basis points as compared to the prior year period primarily due to continued improvements in cost of sales, labor and leverage in our fixed costs as a result of our comparable store sales growth. This improvement comes despite commodity pricing pressure, particularly in areas such as dairy and fuel. We continue to focus on cost savings initiatives to help mitigate commodity price increases. We also continue to refine our labor deployment and service tools to ensure efficient service to our customers.

Consumer Packaged Goods

We continue to shift our business model to assume more control over development, manufacturing, distribution and ultimately gain more of the profit pool. In June 2012, we finalized an agreement with Nestle to acquire the product formulation and intellectual property for the Jamba All-Natural Energy Drink. As part of our strategic goal to accelerate our consumer products platform, we have started to expand distribution of the energy drink beyond the Northeast where Nestle initially focused. We have made arrangements with several retailers with national presence to increase the distribution of the Jamba All-Natural Energy Drink.

Our Jamba-branded CPG product line was expanded during the quarter by the addition of two new varieties of dried Apple Chips, two new varieties of Multigrain Crisps, two new varieties of the at-home blend-and-serve smoothie kit and four new varieties of Wraps. We had approximately 40 individual Jamba products at retail distribution points across all 50 states. We believe extending the Jamba brand into mass retail by continued development of CPG solutions provides significant growth opportunities.

RESULTS OF OPERATIONS — 13 WEEK PERIOD ENDED JULY 3, 2012 AS COMPARED TO 12 WEEK PERIOD ENDED JULY 12, 2011 (UNAUDITED)

	13 Week Period Ended		12 Week Period Ended
(In thousands)	July 3, 2012	% (1)	July 12, 2011	% (1)
Revenue:
Company Stores	$62,530	94.7%	$55,969	95.1%
Franchise and other revenue	3,514	5.3%	2,886	4.9%

Total revenue	66,044	100.0%	58,855	100.0%

Costs and operating expenses:
Cost of sales	13,975	22.3%	12,807	22.9%
Labor	17,148	27.4%	16,610	29.7%
Occupancy	7,326	11.7%	6,725	12.0%
Store operating	8,955	14.3%	7,668	13.7%
Depreciation and amortization	2,813	4.3%	2,860	4.9%
General and administrative	10,823	16.4%	8,038	13.7%
Impairment of long-lived assets	175	0.3%	326	0.6%
Other operating, net	(200)	(0.3)%	(68)	(0.1)%

Total costs and operating expenses	61,015	92.4%	54,966	93.4%

Income from operations	5,029	7.6%	3,889	6.6%

Other income (expense), net:
Interest income	20	0.0%	27	0.0%
Interest expense	22	0.1%	(106)	(0.1)%

Total other income (expense), net	42	0.1%	(79)	(0.1)%

Income before income taxes	5,071	7.7%	3,810	6.5%
Income tax benefit (expense)	(453)	(0.0)%	123	0.2%

Net income	4,618	7.0%	3,933	6.7%

Preferred stock dividends and deemed dividends	(472)	(0.7)%	(538)	(0.9)%

Net income available to common stockholders	$4,146	6.3%	$3,395	5.8%

(1)	Cost of sales, labor, occupancy and store operating percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue.

Revenue

(in 000’s)

	13 Week Period Ended July 3, 2012	% of Total Revenue	12 Week Period Ended July 12, 2011	% of Total Revenue
Revenue:
Company stores	$62,530	94.7%	$55,969	95.1%
Franchise and other revenue	3,514	5.3%	2,886	4.9%

Total revenue	$66,044	100.0%	$58,855	100.0%

Total revenue is comprised of revenue from Company Stores, franchise royalties and fees and consumer products licensing revenue.

Total revenue for the 13 week period ended July 3, 2012 was $66.0 million, an increase of $7.2 million or 12.2%, compared to $58.9 million for the 12 week period ended July 12, 2011.

Company Store revenue

Company Store revenue for the 13 week period ended July 3, 2012 was $62.5 million, an increase of $6.6 million, or 11.7%, compared to Company Store revenue of $56.0 million for the 12 week period ended July 12, 2011. The increase in Company Store revenue was due primarily to one extra week in the 13 week period ended July 3, 2012 compared to the 12 week period ended July 12, 2011 and to Company Store comparable sales improvement as illustrated by the following table:

Company Store Decrease in Revenue (in 000’s)
Second quarter 2012 vs. Second quarter 2011
Due to one more week in 2012 fiscal quarter (1)	$4,616
Company Store comparable sales increase	2,967
Reduction in the number of Company Stores, net	(1,022)

Total change in Company Store revenue	$6,561

(1)	Calculated by inclusion of Company Store revenue for the one additional week in the second quarter of fiscal 2011.

Company Store comparable sales increased $3.0 million for the 13 week period ended July 3, 2012, or 5.1% attributable to an increase of 4.2% in average check, reflecting a price increase, and in transaction count of 0.9%. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least a full fiscal year. As of July 3, 2012, approximately 99% of our Company Stores had been open for at least one full fiscal year. The percentage change in Company Store comparable sales compares the sales of Company Stores during a 13 week period in 2012 to the sales from the same Company Stores for the equivalent 13 week period in the prior year.

Franchise and other revenue

Franchise and other revenue for the 13 week period ended July 3, 2012 was $3.5 million, an increase of $0.6 million, or 21.8% compared to franchise and other revenue of $2.9 million for the 12 week period ended July 12, 2011 primarily due to the net increase in the number of Franchise and International Stores and the effect of including 13 weeks in the fiscal 2012 second quarter compared to 12 weeks in the fiscal 2011 second quarter.

The number of Franchise Stores and International Stores as of July 3, 2012 and July 12, 2011 was 478 and 442, respectively.

Cost of sales

Cost of sales is mostly comprised of fruit, dairy, and other products used to make smoothies and juices, paper products, costs related to managing our procurement program and vendor rebates. As a percentage of Company Store revenue, cost of sales decreased to 22.3% for the 13 week period ended July 3, 2012, compared to 22.9% for the 12 week period ended July 12, 2011. The decrease of cost of sales as a percentage of Company Store revenue was primarily due to a net favorable product mix shift (approximately 0.7%) partially offset by increases in commodity costs (approximately 0.2%). Cost of sales for the 13 week period ended July 3, 2012 was $14.0 million compared to $12.8 million for the 12 week period ended July 12, 2011. The change from a 12 week second quarter in fiscal 2011 to a 13 week second quarter in fiscal 2012 has resulted in an increase in Company Stores cost of sales attributed to the quarter.

Labor

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. As a percentage of Company Store revenue, labor costs decreased to 27.4% for the 13 week period ended July 3, 2012, compared to 29.7% for the 12 week period ended July 12, 2011. The 2.3 % decrease of labor costs as a percentage of Company Store revenue was primarily due to labor efficiencies, improved sales volumes and more effective wage management achieved. Labor costs for the 13 week period ended July 3, 2012 were $17.1 million, an increase of $0.5 million, or 3.2%, compared to $16.6 million for the 12 week period ended July 12, 2011. The change from a 12 week second quarter in fiscal 2011 to a 13 week second quarter in fiscal 2012 has resulted in an increase in Company Stores labor costs partially offset by labor efficiencies, improved sales volumes and more effective wage management.

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes, licenses and property insurance for all Company Store locations. As a percentage of Company Store revenue, occupancy costs decreased to 11.7% for the 13 week period ended July 3, 2012, compared to 12.0% for the 12 week period ended July 12, 2011. The decrease in occupancy costs as a percentage of Company store revenue was primarily due to the impact of leverage as a result of the increase in Company Store comparable sales (approximately 0.2%). Occupancy costs for the 13 week period ended July 3, 2012 were $7.3 million, an increase of $0.6 million, or 8.9%, compared to $6.7 million for the 12 week period ended July 12, 2011. The change from a 12 week second quarter in fiscal 2011 to a 13 week second quarter in fiscal 2012 has resulted in an increase in Company Stores occupancy expenses attributable to the quarter.

Store operating

Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses. As a percentage of Company Store revenue, total store operating expenses increased to 14.3% for the 13 week period ended July 3, 2012, compared to 13.7% for the 12 week period ended July 12, 2011. The increase in total store operating expenses as a percentage of Company Store revenue was primarily due to an increase in marketing expense (approximately 0.5%) and increased credit card usage as a percentage of Company Store sales (approximately 0.3%) partially offset by leverage gained as a result of higher sales (approximately 0.2%). Total store operating expenses for the 13 week period ended July 3, 2012 were $9.0 million, an increase of $1.3 million, or 16.8%, compared to $7.7 million for the 12 week period ended July 12, 2011. The change from a 12 week second quarter in fiscal 2011 to a 13 week second quarter in fiscal 2012 has resulted in an increase in Company Stores operating expenses attributable to the quarter.

Depreciation and amortization

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. As a percentage of total revenue, depreciation and amortization decreased to 4.3% for the 13 week period ended July 3, 2012, compared to 4.9% for the 12 week period ended July 12, 2011. The decrease in depreciation and amortization as a percentage of total revenue was primarily due to the impact of leverage as a result of the increase in Company Store comparable sales (approximately 0.3%). Depreciation and amortization for the 13 week period ended July 3, 2012 was $2.8 million, a decrease of $0.1 million, or 1.6%, compared to $2.9 million for the 12 week period ended July 12, 2011 was primarily due to a net decrease in the number of Company Stores and related assets resulting in a reduction in the carrying value of Company Store fixed assets, partially offset by the change from a 12 week second quarter in fiscal 2011 to a 13 week second quarter in fiscal 2012. The number of Company Stores as of July 3, 2012 and July 12, 2011 was 305 and 310, respectively.

General and administrative

General and administrative (“G&A”) expenses include costs associated with our corporate headquarters in Emeryville, CA, field supervision, bonuses, outside and contract services, accounting and legal fees, travel and travel-related expenses, share-based compensation and other. As a percentage of total revenue, total G&A expenses increased to 16.4% for the 13 week period ended July 3, 2012 compared to 13.7% for the 12 week period ended July 12, 2011. Total G&A expenses for the 13 week period ended July 3, 2012 were $10.8 million, an increase of $2.8 million, or 34.6%, compared to $8.0 million for the 12 week period ended July 12, 2011. The increase of total G&A expenses was primarily due to semi-annual performance related incentives (approximately $2.0 million), fees resulting from accelerated investment in new and expanded growth initiatives (approximately $0.5 million) and the change to 13 weeks in the fiscal 2012 second quarter compared to 12 weeks in the fiscal 2011 second quarter (approximately $0.7 million).

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

Impairment of long-lived assets for the 13 week period ended July 3, 2012 was $0.2 million, a decrease of $0.1 million, or 46.3%, compared to $0.3 million for the 12 week period ended July 12, 2011. The decrease of impairment charge for long-lived assets was primarily due to fewer underperforming stores that had not been previously partially impaired compared to the prior year period.

Other operating, net

Other operating, net consists primarily of gain or loss on disposals, income from jambacard breakage, store lease termination and closure costs, pre-opening costs and franchise related expense, net. For the 13 week period ended July 3, 2012, other operating, net was income of $0.2 million, compared to income of $0.1 million for the 12 week period ended July 12, 2011. The increase in income is primarily due to lower loss on disposal of fixed assets (approximately $0.3 million), a reduction in the estimated charges for sales tax audits (approximately $0.2 million) and lower pre-opening costs (approximately $0.1 million); partially offset by lower jambacard breakage, net of related expense (approximately $0.3 million) and higher franchise related expense, net (approximately $0.2 million).

Interest expense

Interest expense for the 13 week period ended July 3, 2012 reflected interest costs of $0.1 million for the 13 week period ended July 3, 2012, offset by the reversal of $0.1 million previously accrued interest expense resulting from the revised estimate for an outstanding tax liability. Interest expense was $0.1 million for the 12 week period ended July 12, 2011.

In addition, during the 13 week period ended July 3, 2012 and the 12 week period ended July 12, 2011, we paid cash dividends on the Series B Preferred Stock totaling $0.4 million and $0.4 million, respectively.

Income tax expense

We recorded income tax expense of 8.9% for the 13 week period ended July 3, 2012. This is due to the pretax income, a change in valuation allowance related to deductible temporary differences originating during the current year, the alternative minimum taxes and foreign withholding taxes.

We recorded income tax benefit of 3.2% for the 12 week period ended July 12, 2011. Our prior year tax rate was primarily affected by pretax income, a change in the valuation allowance related to deductible temporary differences originating during the current year, the release of uncertain tax benefits on certain state credits and related interest as the statute has expired and state tax payments made during the accounting period.

RESULTS OF OPERATIONS — 26 WEEK PERIOD ENDED JULY 3, 2012 AS COMPARED TO 28 WEEK PERIOD ENDED JULY 12, 2011 (UNAUDITED)

	26 Week Period Ended		28 Week Period Ended
(In thousands)	July 3, 2012	% (1)	July 12, 2011	% (1)
Revenue:
Company Stores	$112,555	94.5%	$119,172	95.3%
Franchise and other revenue	6,536	5.5%	5,858	4.7%

Total revenue	119,091	100.0%	125,030	100.0%

Costs and operating expenses:
Cost of sales	25,586	22.7%	28,020	23.5%
Labor	32,556	28.9%	38,574	32.4%
Occupancy	14,743	13.1%	16,905	14.2%
Store operating	16,830	15.0%	17,189	14.4%
Depreciation and amortization	5,736	4.8%	6,816	5.5%
General and administrative	19,462	16.3%	18,483	14.8%
Impairment of long-lived assets	562	0.5%	902	0.7%
Other operating, net	232	0.2%	579	0.5%

Total costs and operating expenses	115,707	97.2%	127,468	101.9%

Income (loss) from operations	3,384	2.8%	(2,438)	(1.9)%

Other income (expense), net:
Interest income	39	0.1%	27	0.0%
Interest expense	(94)	(0.1)%	(339)	(0.2)%

Total other income (expense), net	(55)	(0.0)%	(312)	(0.2)%

Income (loss) before income taxes	3,329	2.8%	(2,750)	(2.2)%
Income tax benefit (expense)	(221)	(0.2)%	163	0.1%

Net income (loss)	3,108	2.6%	(2,587)	(2.1)%

Preferred stock dividends and deemed dividends	(953)	(0.8)%	(1,365)	(1.1)%

Net income (loss) available (attributable) to common stockholders	$2,155	1.8%	$(3,952)	(3.2)%

(1)	Cost of sales, labor, occupancy and store operating percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue.

Revenue

(in 000’s)

	26 Week Period Ended July 3, 2012	% of Total Revenue	28 Week Period Ended July 12, 2011	% of Total Revenue
Revenue:
Company stores	$112,555	94.5%	$119,172	95.3%
Franchise and other revenue	6,536	5.5%	5,858	4.7%

Total revenue	$119,091	100.0%	$125,030	100.0%

Total revenue for the 26 week period ended July 3, 2012 was $119.1 million, a decrease of $5.9 million or 4.8% compared to $125.0 million for the 28 week period ended July 12, 2011.

Company Store revenue

Company Store revenue for the 26 week period ended July 3, 2012 was $112.6 million, a decrease of $6.6 million or 5.6% compared to $119.2 million for the prior year period. This decrease in Company Store revenue is primarily due to there being two fewer weeks on the 26 week period ended July 3, 2012 and to a net reduction in Company Stores due to the refranchising initiative partially offset by the increase in comparable store sales as illustrated by the following table:

Company Store Decrease in Revenue (in 000’s)
Year-to-date Q2 2012 vs. Year-to-date Q2 2011
Due to two fewer weeks in 2012 fiscal year-to-date (1)	$(10,356)
Company Store comparable sales increase	8,458
Reduction in number of Company Stores, net	(4,719)

Total change in Company Store revenue	$(6,617)

(1)	Calculated by exclusion of Company Store revenue for the two additional weeks in the year to date period ended July 12, 2011.

Company Store comparable sales increased $8.5 million for the 26 week period ended July 3, 2012, or 8.3%, attributable to an increase of 4.2% in average check, reflecting a price increase, and in transaction count of 4.1%. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least one full fiscal year. As of July 3, 2012, approximately 99% of our Company Stores had been open for at least one full fiscal year. The percentage change in Company Store comparable sales compares the sales of Company Stores during a 26 week period in 2012 to the sales from the same Company Stores for the equivalent 26 week period in the prior year.

Franchise and other revenue

Franchise and other revenue for the 26 week period ended July 3, 2012 was $6.5 million, an increase of $0.7 million, or 11.6% compared to franchise and other revenue of $5.9 million for the 28 week period ended July 12, 2011 primarily due to the net increase in the number of Franchise and International Stores partially offset by the effect of including 26 weeks in fiscal 2012 compared to 28 weeks in fiscal 2011.

Cost of sales

Cost of sales is mostly comprised of fruit, dairy, and other products used to make smoothies and juices, paper products, costs related to managing our procurement program and vendor rebates. As a percentage of Company Store revenue, cost of sales decreased to 22.7% for the 26 week period ended July 3, 2012, compared to 23.5% for the 28 week period ended July 12, 2011. The decrease of cost of sales as a percentage of Company Store revenue was primarily due to a net favorable product mix shift (approximately 1.2%) partially offset by increases in commodity costs (approximately 0.4%). Cost of sales for the 26 week period ended July 3, 2012 was $25.6 million, a decrease of $2.4 million, or 8.7%, compared to $28.0 million for the 28 week period ended July 12, 2011. Our refranchising initiative has resulted in a decrease in the number of Company Stores and the related costs and expenses for sales associated with these refranchised Company Stores. In addition, the change from a 28 week year-to-date period in fiscal 2011 to a 26 week year-to-date-period in fiscal 2012 has resulted in a decrease in Company Stores cost of sales attributed to the period.

Labor

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. As a percentage of Company Store revenue, labor costs decreased to 28.9% for the 26 week period ended July 3, 2012, compared to 32.4% for the 28 week period ended July 12, 2011. The 3.5% decrease of labor costs as a percentage of Company Store revenue was primarily due to labor efficiencies, improved sales volumes and more effective wage management achieved through a smaller, more geographically concentrated Company Store base. Labor costs for the 26 week period ended July 3, 2012 were $32.6 million, a decrease of $6.0 million, or 15.6%, compared to $38.6 million for the 28 week period ended July 12, 2011. Our refranchising initiative has resulted in a decrease in the number of Company Stores and the related labor costs and expenses to operate, manage, and support these refranchised Company Stores. In addition, the change from a 28 week year-to-date period in fiscal 2011 to a 26 week year-to-date-period in fiscal 2012 has resulted in a decrease in Company Stores labor costs attributed to the period.

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes, licenses and property insurance for all Company Store locations. As a percentage of Company Store revenue, occupancy costs decreased to 13.1% for the 26 week period ended July 3, 2012, compared to 14.2% for the 28 week period ended July 12, 2011. The decrease in occupancy costs as a percentage of Company store revenue was primarily due to the impact of leverage as a result of the increase in Company Store comparable sales (approximately 1.2%). Occupancy costs for the 26 week period ended July 3, 2012 were $14.7 million, a decrease of $2.2 million, or 12.8%, compared to $16.9 million for the 28 week period ended July 12, 2011. Our refranchising initiative has resulted in a decrease in the number of Company Stores and the related occupancy costs and expenses to operate, manage, and support these refranchised Company Stores. In addition, the change from a 28 week year-to-date period in fiscal 2011 to a 26 week year-to-date-period in fiscal 2012 has resulted in a decrease in Company Stores occupancy costs attributed to the period.

Store operating

Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses. As a percentage of Company Store revenue, total store operating expenses increased to 15.0% for the 26 week period ended July 3, 2012, compared to 14.4% for the 28 week period ended July 12, 2011. The increase in total store operating expenses as a percentage of Company Store revenue was primarily due to an increase in marketing expense (approximately 0.5%) and increased credit card usage as a percentage of Company Store sales (approximately 0.3%) partially offset by leverage gained as a result of higher sales (approximately 0.3%). Total store operating expenses for the 26 week period ended July 3, 2012 were $16.8 million, a decrease of $0.4 million, or 2.1%, compared to $17.2 million for the 28 week period ended July 12, 2011. Our refranchising initiative has resulted in a decrease in the number of Company Stores and the related costs and expenses to operate, manage, and support these refranchised Company Stores. In addition, the change from a 28 week year-to-date period in fiscal 2011 to a 26 week year-to-date-period in fiscal 2012 has resulted in a decrease in Company Store operating costs attributed to the period.

Depreciation and amortization

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. As a percentage of total revenue, depreciation and amortization decreased to 4.8% for the 26 week period ended July 3, 2012, compared to 5.5% for the 28 week period ended July 12, 2011. The decrease in depreciation and amortization as a percentage of total revenue was primarily due to the impact of leverage as a result of the increase in Company Store comparable sales (approximately 0.4%). Depreciation and amortization for the 26 week period ended July 3, 2012 was $5.7 million, a decrease of $1.1 million, or 15.8%, compared to $6.8 million for the 28 week period ended July 12, 2011. Our refranchising initiative has resulted in a decrease in the number of Company Stores and related assets, resulting in a reduction in the carrying value of Company Store fixed assets. In addition, the change from a 28 week year-to-date period in fiscal 2011 to a 26 week year-to-date-period in fiscal 2012 has resulted in a decrease in Company Stores depreciation expense attributed to the period.

General and administrative

General and administrative (“G&A”) expenses include costs associated with our corporate headquarters in Emeryville, CA, field supervision, bonuses, outside and contract services, accounting and legal fees, travel and travel-related expenses, share-based compensation and other. As a percentage of total revenue, total G&A expenses increased to 16.3% for the 26 week period ended July 3, 2012 compared to 14.8% for the 28 week period ended July 12, 2011. Total G&A expenses for the 26 week period ended July 3, 2012 were $19.5 million, an increase of $1.0 million, or 5.3%, compared to $18.5 million for the 28 week period ended July 12, 2011. The increase of total G&A expenses was primarily due to 2012 semi-annual incentives (approximately $2.0 million) and fees resulting from accelerated investment in new and expanded growth initiatives (approximately $0.8 million), partially offset by the change to 26 weeks in the fiscal 2012 year-to-date period compared to 28 weeks in the fiscal 2011 year-to-date period (approximately $1.1 million).

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

Impairment of long-lived assets for the 26 week period ended July 3, 2012 was $0.6 million, a decrease of $0.3 million, or 37.7%, compared to $0.9 million for the 28 week period ended July 12, 2011. The decrease of impairment charge for long-lived assets was primarily due to fewer underperforming stores that had not been previously partially impaired compared to the prior year period.

Other operating, net

Other operating, net consists primarily of gain or loss on disposals, income from jambacard breakage, store lease termination, and closure costs, pre-opening costs and franchise related expenses, net. For the 26 week period ended July 3, 2012, other operating, net was $0.2 million of expense, compared to expense of $0.6 million for the 28 week period ended July 12, 2011. The decrease in expense is primarily due a decrease in pre-opening costs (approximately $0.3 million), lower loss on disposal of fixed assets as sale of Company Stores pursuant to our refranchising initiative ended in April 2011 (approximately $1.0 million), and a decline in expenses for store closures and store lease terminations (approximately $0.1 million), partially offset by lower jambacard breakage, net of related expense (approximately $0.7 million), an increase in franchise related expense, net (approximately $0.4 million).

Interest expense

Interest expense for the 26 week period ended July 3, 2012 was $0.1 million compared to $0.3 million for the 28 week period ended July 12, 2011. The decrease was due primarily to the reversal of $0.1 million of previously accrued interest expense resulting from the revised estimate of an outstanding tax liability.

In addition, during the 26 week period ended July 3, 2012 and the 28 week period ended July 12, 2011, we paid cash dividends on the Series B Preferred Stock totaling $0.8 million.

Income tax expense

We have recorded a tax expense of 6.5% for the 26 week period ended July 3, 2012. The effective tax expense was primarily due to the pretax income, a change in valuation allowance related to deductible temporary differences originating during the current year, the alternative minimum taxes and foreign withholding taxes.

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

Franchise Store comparable sales, a non-GAAP financial measure, represents the change in year-over-year sales for all Franchise Stores opened for at least one full fiscal year, as reported by franchisees and exclude International Stores.

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

Company-owned stores that were sold in refranchising transactions are included in the store base for each accounting period of the fiscal quarter in which the store was sold to the extent the sale is consummated at least three days prior to the end of such accounting period, but only for the days such stores have been company-owned. Thereafter, such stores are excluded from the store base until such stores have been franchise-operated for at least one full fiscal year at which point such stores are included in the store base and compared to sales in the comparable period of the prior year. Comparable store sales exclude closed locations.

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

The following table sets forth operating data that do not otherwise appear in our consolidated financial statements as of and for the13 and 26 week periods ended July 3, 2012 and for the 12 and 28 week periods ended July 12, 2011, respectively:

	13 Week Period Ended	12 Week Period Ended	26 Week Period Ended	28 Week Period Ended
	July 3, 2012	July 12, 2011	July 3, 2012	July 12, 2011
Percentage change in Company Store comparable sales (1)	5.1%	4.3%	8.3%	3.2%
Percentage change in Franchise Store comparable sales (2)	6.4%	1.4%	8.4%	2.8%
Percentage change in system-wide comparable sales (2)	5.7%	2.9%	8.4%	3.0%
Total Company Stores	305	310	305	310

	13 Week Period Ended	12 Week Period Ended	26 Week Period Ended	28 Week Period Ended
	July 3, 2012	July 12, 2011	July 3, 2012	July 12, 2011
Total Franchise Stores	448	436	448	436
Total Stores	753	746	753	746

(1)	Percentage change in Company Store comparable sales compares the sales of Company Stores during a 13 and 26 week period in 2012 to the sales from the same Company Stores for the equivalent period in the prior year. A Company Store is included in this calculation after one full fiscal year of operations. Sales from Franchise Stores are not included in the Company Store comparable sales.
(2)	Percentage change in system-wide comparable sales compares the combined sales of Company and Franchise-operated Stores during a 13 and 26 week period in 2012 to the combined sales from the same Company and Franchise-operated Stores for the equivalent 13 and 26 week period in the prior year. A Company or Franchise-operated Store is included in this calculation after one full fiscal year of operations.

The following table sets forth certain data relating to Company Stores, Franchise and International Stores for the periods indicated:

	26 Week Period Ended July 3, 2012		28 Week Period Ended July 12, 2011
	Domestic	International	Domestic	International
Company Stores:
Beginning of period	307		351
Company Stores opened	─		7
Company Stores closed	(2)		(6)
Company Stores sold to franchisees	─		(42)

Total Company Stores	305		310

Franchise Stores:
Beginning of period	443	19	391	1
Franchise Stores opened	11	12	9	5
Franchise Stores closed	(6)	(1)	(6)	─
Franchise Stores purchased from Company	─	─	42	─

Total Franchise Stores	448	30	436	6

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Summary

The following table summarizes our cash flows for the 26 and 28 week periods ended July 3, 2012 and July 12, 2011 (in thousands):

	26 Week Period Ended July 3, 2012	28 Week Period Ended July 12, 2011
Net cash provided by (used in) operating activities	$11,849	$(3,266)
Net cash used in investing activities	(2,170)	(3,064)
Net cash used in financing activities	(751)	(750)

Net increase (decrease) in cash and cash equivalents	$8,928	$(7,080)

Operating Activities

Net cash provided by operating activities was $11.8 million for the 26 week period ended July 3, 2012, compared to cash used in operating activities of $3.3 million for the 28 week period ended July 12, 2011, reflecting a net increase of cash flows of $15.1 million. This increase was primarily due to improved cash flows related to receivables (approximately $4.8 million), an increase in net income adjusted for noncash items (approximately $4.6 million) and a net increase in cash flows related to prepaid rent, other assets and liabilities (approximately $5.7 million). Collections of receivables during the 26 week period ended July 3, 2012 included amounts (approximately $4.3 million), from Costco which were not included in the prior year period, as we recommenced our jambacard program in the fall of 2011. In the Costco jambacard program, we sell jambacards to Costco who resells them to its customers.

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

Investing Activities

Net cash used in investing activities was $2.2 million for the 26 week period ended July 3, 2012, compared to $3.1 million for the 28 week period ended July 12, 2011. Net cash used in investing activities decreased $0.9 million for the 26 week period ended July 3, 2012, compared to the 28 week period ended July 12, 2011 primarily due to a decrease in spending for the purchase of property and equipment (approximately $4.3 million) partially offset by proceeds from our refranchising initiative which were included in the 28 week period ended July 12, 2011 (approximately $3.1 million) and which were not included in the current year period due to the completion of the refranchising initiative in April 2011, and front end cash payment for our business acquisition during the quarter (approximately $0.4 million).

In fiscal 2012, we expect to incur capital expenditures of about $6 million depending on our liquidity needs, including investing in improvements to our technology infrastructure and maintenance capital, and our opening of up to nine new Company Stores as we focus our growth on expanding and accelerating the development of traditional and non-traditional Franchise Stores.

Financing Activities

Net cash used in financing activities was $0.8 million for the 26 week period ended July 3, 2012 and for the 28 week period ended July 12, 2011. There were no conversions of shares of Series B preferred stock to common stock during the 26 week period ended July 3, 2012.

Capital Resources

As of July 3, 2012, we had cash and cash equivalents of $28.5 million compared to $19.6 million in cash and cash equivalents as of January 3, 2012. As of July 3, 2012 and January 3, 2012, we had no short term or long term debt. Our primary sources of liquidity are cash flows provided by operating activities. In addition, we have an existing $6 million revolving line of credit which we may utilize as described further below. In the future, and as permitted under the Securities Purchase Agreement for the Series B Preferred Stock, we may enter equipment leasing arrangements and incur additional indebtedness as necessary up to an aggregate amount of $10 million. We cannot assure, however, that such financing will be available on favorable terms or at all.

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

During the 26 week period ended and as of July 3, 2012, there were no borrowings under the Credit Agreement. To acquire the credit facility, we incurred upfront fees which are being amortized over the term of the credit agreement. As of July 3, 2012, the unamortized commitment fee amount was $0.1 million and is recorded in prepaid expenses and other current assets on the balance sheet. As of July 3, 2012, we were in compliance with all related covenants and the unused borrowing capacity under the agreement was $4.6 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 3, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended July 3, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item  4. Mine Safety Disclosures

None

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	First Amendment to Office Lease for the property located at 6475 Christie Avenue, Emeryville, CA, 94608, by and between Jamba Juice Company and Bay Center Investor, LLC, dated March 25, 2011					X

10.2	Second Amendment to Office Lease for the property located at 6475 Christie Avenue, Emeryville, CA, 94608, by and between Jamba Juice Company and Bay Center Investor, LLC, dated May 31, 2012					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of August, 2012.

JAMBA, INC.

By:	/s/ JAMES D. WHITE
James D. White
Chairman of the Board, Chief Executive Officer and President (Duly Authorized Officer)

By:	/s/ KAREN L. LUEY
Karen L. Luey
Chief Financial Officer, Chief Administrative Officer, Executive Vice President and Secretary
(Principal Financial Officer and Chief Accounting Officer)

