Form 10-Q
period 2012-10-02
JAMBA, INC.
filed 2012-11-05
CIK 1316898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2012

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

The number of shares of common stock of Jamba, Inc. issued and outstanding as of October 26, 2012 was 77,333,489.

JAMBA, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED OCTOBER 2, 2012

Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101

PART I - FINANCIAL INFORMATION

ITEM  1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JAMBA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 2,	January 3,
(Dollars in thousands, except share and per share amounts)	2012	2012

ASSETS

Current assets:
Cash and cash equivalents	$31,856	$19,607
Restricted cash	—	1,352
Receivables, net of allowances of $325 and $294	6,488	13,040
Inventories	2,637	2,228
Prepaid and refundable taxes	846	574
Prepaid rent	2,987	2,761
Prepaid expenses and other current assets	809	1,509
Total current assets	45,623	41,071
Property, fixtures and equipment, net	38,884	44,760
Goodwill	1,336	—
Trademarks and other intangible assets, net	1,439	1,130
Other long-term assets	1,375	1,332
Total assets	$88,657	$88,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,928	$4,155
Accrued compensation and benefits	4,292	6,566
Workers’ compensation and health insurance reserves	1,161	1,092
Accrued jambacard liability	26,192	33,256
Other current liabilities	9,399	9,961
Total current liabilities	47,972	55,030
Deferred rent and other long-term liabilities	12,855	13,079
Total liabilities	60,827	68,109

Commitments and contingencies (Note 9)
Series B redeemable preferred stock, $0.001 par value, 304,348 shares authorized; 72,889 and 168,389 shares issued and outstanding at October 2, 2012 and January 3, 2012, respectively	7,882	17,880
Stockholders’ equity:
Common stock, $0.001 par value, 150,000,000 shares authorized; 77,333,489 and 67,280,485 shares issued and outstanding at October 2, 2012 and January 3, 2012, respectively	78	68
Additional paid-in capital	379,449	369,027
Accumulated deficit	(359,579)	(366,791)
Total stockholders’ equity	19,948	2,304
Total liabilities and stockholders’ equity	$88,657	$88,293

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share	13 Week Period Ended	12 Week Period Ended	39 Week Period Ended	40 Week Period Ended
and per share amounts)	October 2, 2012	October 4, 2011	October 2, 2012	October 4, 2011
Revenue:
Company stores	$61,795	$54,102	$174,350	$173,274
Franchise and other revenue	3,687	2,976	10,223	8,834
Total revenue	65,482	57,078	184,573	182,108
Costs and operating expenses:
Cost of sales	14,918	11,808	40,504	39,828
Labor	16,457	14,565	49,013	53,139
Occupancy	7,353	6,802	22,097	23,707
Store operating	9,328	8,539	26,158	25,728
Depreciation and amortization	2,793	2,805	8,528	9,621
General and administrative	9,663	7,398	29,125	25,881
Impairment of long-lived assets	75	312	637	1,214
Other operating, net	347	924	579	1,503
Total costs and operating expenses	60,934	53,153	176,641	180,621
Income from operations	4,548	3,925	7,932	1,487

Other expense, net:
Interest income	21	99	61	126
Interest expense	(52)	(117)	(147)	(456)
Total other expense, net	(31)	(18)	(86)	(330)
Income before income taxes	4,517	3,907	7,846	1,157
Income tax benefit (expense)	(413)	217	(634)	380
Net income	4,104	4,124	7,212	1,537
Preferred stock dividends and deemed dividends	(1,123)	(489)	(2,076)	(1,854)
Net income available (loss attributable) to common stockholders	$2,981	$3,635	$5,136	$(317)

Weighted-average shares used in the computation of earnings (loss) per share:
Basic	70,672,511	67,042,745	68,450,782	66,024,576
Diluted	72,365,921	85,196,847	70,076,089	66,024,576
Earnings (loss) per share:
Basic	$0.04	$0.05	$0.07	$0.00
Diluted	$0.04	$0.05	$0.07	$0.00

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
(Dollars in thousands, except share amounts)	Shares	Amount	Capital	Deficit	Equity

Balance as of December 28, 2010	63,734,961	$64	$365,817	$(358,493)	$7,388
Share-based compensation expense	—	—	830	—	830
Issuance of common stock pursuant to stock plans	141,003	—	145	—	145
Issuance of common stock pursuant to bonus plans	308,275	1	613	—	614
Conversion of preferred stock	2,909,600	3	3,343	—	3,346
Accretion of Series B preferred shares	—	—	(587)	—	(587)
Redeemable preferred stock dividends	—	—	(1,267)	—	(1,267)
Net income	—	—	—	1,537	1,537
Balance as of October 4, 2011	67,093,839	$68	$368,894	$(356,956)	$12,006

Balance as of January 3, 2012	67,280,485	$68	$369,027	$(366,791)	$2,304
Share-based compensation expense	—	—	1,431	—	1,431
Issuance of common stock pursuant to stock plans	211,002	—	97	—	97
Conversion of preferred stock	9,550,000	10	10,970	—	10,980
Accretion of Series B preferred shares	—	—	(985)	—	(985)
Redeemable preferred stock dividends	—	—	(1,091)	—	(1,091)
Exercise of warrant	292,002	—	—	—	—
Net income	—	—	—	7,212	7,212
Balance as of October 2, 2012	77,333,489	$78	$379,449	$(359,579)	$19,948

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 Week	40 Week
	Period Ended	Period Ended
(In thousands)	October 2, 2012	October 4, 2011
Cash provided by operating activities:
Net income	$7,212	$1,537
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,528	9,621
Impairment of long-lived assets	637	1,214
Store closure costs and gain on disposals	618	1,242
Share-based compensation	1,431	830
Jambacard breakage income	(2,075)	(2,804)
Bad debt and inventory reserves	596	27
Deferred rent	(698)	(208)
Deferred income taxes	—	39
Equity earnings from joint ventures	(128)	(57)
Changes in operating assets and liabilities:
Receivables	6,463	(736)
Inventories	(826)	(274)
Prepaid rent	(226)	(2,166)
Prepaid and refundable taxes	(272)	(247)
Prepaid expenses and other current assets	700	722
Restricted cash from operating activities	1,352	397
Other long-term assets	(155)	605
Accounts payable	2,363	(1,205)
Accrued compensation and benefits	(2,274)	(283)
Workers’ compensation and health insurance reserves	69	(170)
Accrued jambacard liability	(4,989)	(2,235)
Other accrued expenses	(535)	(1,974)
Other long-term liabilities	(785)	(1,245)
Cash provided by operating activities	$17,006	$2,630

Cash (used in) provided by investing activities:
Capital expenditures	(3,414)	(8,789)
Acquisition of business	(391)	—
Proceeds from sale of stores	—	3,063
Capital distributions from investment, net	71	—
Cash used in investing activities	$(3,734)	$(5,726)

Cash (used in) provided by financing activities:
Proceeds pursuant to stock plans	97	145
Preferred stock dividends paid	(1,120)	(1,233)
Payment on capital leases	—	(20)
Cash used in financing activities	$(1,023)	$(1,108)

Net increase (decrease) in cash and cash equivalents	12,249	(4,204)
Cash and cash equivalents at beginning of period	19,607	29,024

Cash and cash equivalents at end of period	$31,856	$24,820
Supplemental cash flow information:
Cash paid for interest	$115	$238
Income taxes paid	233	28
Noncash investing and financing activities:
Property, fixtures and equipment in accounts payable	$411	$10
Conversion of preferred stock	10,980	3,346
Accretion of preferred stock issuance costs	985	587
Dividend accruals	—	35
Note receivable from sale of stores	—	671
Contingent consideration	1,361	—

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Jamba, Inc., a Delaware corporation (the “Company”) owns and franchises Jamba Juice stores through its wholly-owned subsidiary, Jamba Juice Company. Jamba Juice Company is a leading restaurant retailer of better-for-you, specialty beverage and food offerings, which include great tasting, whole fruit smoothies, fresh squeezed juices and juice blends, hot coffee and teas, hot oatmeal, breakfast wraps, sandwiches and mini-wraps, California Flatbreads™, frozen yogurt, and a variety of baked goods and snacks. Jamba, Inc. was incorporated in January 2005 and went public through an initial public offering later that year. As of October 2, 2012, there were 788 store locations globally. There were 301 Company owned and operated stores (“Company Stores”) and 454 franchise operated stores (“Franchise Stores”) in the United States, and 33 international franchise stores (“International Stores”). Jamba–branded consumer products (“CPG”) for at-home enjoyment are also available through select retailers across the nation and in Jamba outlets in the United States.

Fiscal Quarter Change —Effective January 4, 2012, the Company changed its fiscal quarters to four 13 week periods. The Company’s fiscal year end continues to be the Tuesday closest to December 31. Since the fiscal quarter change was made after the end of fiscal 2011, the Company will continue to report the prior year financial information based on its prior year fiscal calendar. The Company has not prepared financial information for the 13 week period ended September 27, 2011, though pro-forma information for the 13 week period for the prior year is included in the press release dated November 1, 2012. The Company’s financial results for the 13 week period ended October 2, 2012 are compared to its results for the 12 week period ended October 4, 2011. The comparison of these two quarters is primarily affected by the difference of one week between the third quarter of fiscal 2012 and the third quarter of 2011.

Unaudited Interim Financial Information —The condensed consolidated balance sheet as of October 2, 2012, the condensed consolidated statements of operations for each of the 13 and 39 week periods ended October 2, 2012 and for each of the 12 and 40 week periods ended October 4, 2011 and the condensed statements of stockholders’ equity and cash flows for the 39 and 40 week periods ended October 2, 2012 and October 4, 2011, respectively, have been prepared by the Company, without audit, and have been prepared on the same basis as the Company’s audited consolidated financial statements. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position as of October 2, 2012, and the results of operations and cash flows for the 13 and 39 week periods ended October 2, 2012 and the 12 and 40 week periods ended October 4, 2011. The condensed consolidated balance sheet as of January 3, 2012 has been derived from the Company’s audited consolidated financial statements. Operating results for the 13 and 39 week periods ended October 2, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2013. The Company reports its results of operations on a 52-week or 53-week fiscal year, which is comprised of eight 4-week periods and four 5-week periods or eight 4-week periods, three 5-week periods and one 6-week period. The first, second and third fiscal quarters each are 13 weeks, and the fourth quarter is 13 or 14 weeks. There were 39 weeks in the first three quarters of fiscal 2012 and 40 weeks in the first three quarters of fiscal 2011.

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

Advertising Fund — The Company participates with its franchisees in an advertising fund established in fiscal 2010, to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchise owners. Contributions to the advertising fund are required for company owned and traditional franchise stores and are generally based on a percent of store sales. The Company has control of the advertising fund. The fund is consolidated and the Company reports all assets and liabilities of the fund that it consolidates.

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

Advertising fund assets of $2.3 million and $1.5 million were recorded in accounts receivable on the consolidated balance sheet as of October 2, 2012 and January 3, 2012, respectively. Advertising fund liabilities of $0.5 million were recorded in accounts payable on the consolidated balance sheets as of October 2, 2012 and January 3, 2012.

Comprehensive Income —Comprehensive income is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments from owners and distributions to owners. Comprehensive income (loss) equals net income (loss) for all periods presented. No separate statement of comprehensive income is presented.

Earnings (Loss) Per Share —Earnings (loss) per share is computed in accordance with Accounting Standards Codification (“ASC”) 260. Basic earnings (loss) per share is computed based on the weighted-average of common shares outstanding during the period. Diluted earnings (loss) per share is computed based on the weighted-average number of common shares and potentially dilutive securities, which includes preferred shares, outstanding warrants and outstanding options and restricted stock awards granted under the Company’s stock option plans.

Anti-dilutive shares have been excluded from the calculation of diluted weighted-average shares outstanding. Anti-dilutive shares of 21.2 million and 2.9 million have been excluded from the calculation of diluted weighted-average shares outstanding in the 13 week period ended October 2, 2012 and in the 12 week period ended October 4, 2011, respectively. Anti-dilutive shares of 22.6 million and 24.3 million have been excluded from the calculation of diluted weighted-average shares outstanding in the 39 week period ended October 2, 2012 and in the 40 week period ended October 4, 2011, respectively.

For purposes of determining the net income available (loss attributable) to common stockholders used in the computation of earnings (loss) per share, the amount of the income (loss) is increased (decreased) by the preferred stock dividends and deemed dividends. The deemed dividend represents the accretion of the issuance costs and beneficial conversion feature of the Company’s preferred stock. For the 13 week period ended October 2, 2012, the 39 week period ended October 2, 2012 and for the 40 week period ended October 4, 2011, the convertible preferred shares are anti-dilutive. Therefore, the dividends and deemed dividends related to the preferred stock have not been added back to the net income available to common stockholders. Also the number of preferred shares has not been included in the diluted earnings per share calculation. For the 12 week period ended October 4, 2011, the convertible preferred shares are dilutive, therefore the dividends and deemed dividends related to the preferred stock have been added back to the net income available to common stockholders and the number of preferred shares have been included in the diluted earnings per share calculation.

The number of incremental shares from the assumed exercise of restricted stock awards, warrants and options was calculated by applying the treasury stock method. The “if converted” method was used for the conversion of preferred stock. A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations is as follows (in thousands, except shares):

	13 Week Period Ended	12 Week Period Ended	39 Week Period Ended	40 Week Period Ended
	October 2, 2012	October 4, 2011	October 2, 2012	October 4, 2011
Net income available (loss attributable) to common stockholders (numerator for basic earnings (loss) per share)	$2,981	$3,635	$5,136	$(317)
Preferred stock dividends and deemed dividends	—	489	—	—
Numerator for diluted earnings (loss) per share	$2,981	$4,124	$5,136	$(317)
Basic weighted-average shares outstanding	70,672,511	67,042,745	68,450,782	66,024,576
Incremental shares from assumed conversion of Series B preferred shares	—	16,844,852	—	—
Incremental shares from assumed exercise of restricted stock awards, warrants and options	1,693,410	1,309,250	1,625,307	—
Diluted weighted-average shares outstanding	72,365,921	85,196,847	70,076,089	66,024,576

Fair value Measurement —The Company measures its cash equivalents at fair value. There is no difference between the fair value and cost of the Company’s cash equivalents. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

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

Impairment of long-lived assets —The Company evaluates long-lived assets for impairment when facts and circumstances indicate that the carrying values of long-lived assets may not be recoverable. The impairment evaluation is generally performed at the individual store asset group level. The Company first compares the carrying value of the asset to the asset’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying value of the asset, the Company measures an impairment loss based on the asset’s estimated fair value. The fair value of a store’s assets is estimated using a discounted cash flow model based on internal projections and taking into consideration the view of a market participant. The estimate of cash flows is based on, among other things, certain assumptions about expected future operating performance. Factors considered during the impairment evaluation include factors related to actual operating cash flows, the period of time since a store has been opened or remodeled, refranchising expectations and the maturity of the relevant market.

Restricted Cash —The Company held no restricted cash at October 2, 2012. The Company held $1.4 million in restricted cash at January 3, 2012. Restricted cash represented cash held in money market accounts or certificates of deposits to collateralize the Company’s letters of credit.

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

This purchase was accounted for using the acquisition method of accounting and the purchase price comprises an upfront cash payment plus contingency payments based on the future performance (the “earn-out arrangement”) of the assets acquired. The purchase price was determined to be the aggregate of the upfront payment and the fair value of the payments subject to the earn-out arrangement, and was allocated to the assets purchased based upon their estimated fair values at the date of acquisition. Identifiable intangible assets acquired include a trade name and customer relationships totaling $0.4 million and are included in trademarks and other intangible assets, net on the balance sheet. The excess purchase price over the net tangible and intangible assets acquired of $1.3 million was recorded as goodwill, which is expected to be deductible for tax purposes. The purchase price cash consideration paid by the Company at closing was $0.4 million and the fair value of the earn-out arrangement was recorded as a liability, at $1.4 million, as of January 27, 2012. There is no change in the fair value of the earn-out liability as of October 2, 2012.

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

 During the 13 and 39 week periods ended October 2, 2012, holders converted 93,500 shares of outstanding Series B-1 Preferred Stock and 2,000 shares of outstanding Series B-2 Preferred Stock into an aggregate of 9,550,000 shares of common stock at the conversion price of $1.15 per share. During the 13 and 39 week periods, respectively, ended October 2, 2012, the Company paid cash dividends on the Series B Preferred Stock totaling $0.3 million and $1.1 million, respectively. Accretion related to the Series B Preferred Stock for the 13 and 39 week periods ended October 2, 2012 was $0.8 million and $1.0 million, respectively. Unamortized accretion as of October 2, 2012 was $0.5 million.

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

4. SHARE-BASED COMPENSATION

The Company maintains three share-based compensation plans (collectively, the “Plans”). The Company’s Amended and Restated 2006 Employee, Director and Consultant Stock Plan, as amended (the “2006 Plan”) was approved by the Company’s stockholders on November 28, 2006, and provides for the granting of up to eight million shares of common stock in the form of nonqualified and incentive stock options, stock grants or other share-based awards to employees, nonemployee directors and consultants. The amendment and restatement to the 2006 Plan was approved by stockholders on May 20, 2010. In connection with the merger of Jamba, Inc. with Jamba Juice Company on November 28, 2006, the Company assumed the outstanding options under the Jamba Juice Company 1994 Stock Incentive Plan (the “1994 Plan”) and the Jamba Juice Company 2001 Equity Incentive Plan (the “2001 Plan”), both of which provided for the granting of nonqualified and incentive stock options to employees, nonemployee directors and consultants. No additional grants are available under the 2001 Plan and the 1994 Plan. As of October 2, 2012, there remained 981,454 shares available for grant under the Company’s 2006 Plan. In December 2008, the Company also granted an option covering an aggregate of 1,500,000 shares of common stock under an inducement grant made outside of the Company’s existing equity plans. A summary of stock option activity under the Plans as of October 2, 2012, and changes during the 39 week period then ended is presented below:

	Number of	Weighted-Average	Aggregate
	Options	Exercise Price	Intrinsic Value
	(in thousands)	(per share)	(dollars in thousands)
Options outstanding at January 3, 2012	6,178	$2.25
Options granted	172	2.17
Options exercised	(37)	1.45
Options cancelled	(85)	3.31
Options outstanding at October 2, 2012	6,228	$2.23	$5,291
Options vested or expected to vest at October 2, 2012	5,775	$2.26	$5,043
Options exercisable at October 2, 2012	3,882	$2.57	$3,606

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

 The following are the weighted-average assumptions used to value option grants for the 13 and 39 week periods ended October 2, 2012 and for the 12 and 40 week periods ended October 4, 2011:

	13 Week Period Ended	12 Week Period Ended	39 Week Period Ended	40 Week Period Ended
	October 2, 2012	October 4, 2011	October 2, 2012	October 4, 2011
Weighted-average risk-free interest rate	0.65%	0.90%	0.90%	1.77%
Expected life of options (years)	6.25	6.25	6.25	6.25
Expected stock volatility	68.3%	63.8%	69.2%	63.9%
Expected dividend yield	0%	0%	0%	0%

The estimated fair value per share of stock options granted during the 13 week period ended October 2, 2012 and for the 12 week period ended October 4, 2011, was $1.56 and $1.06, respectively. The estimated fair value per share of stock options granted during the 39 week period ended October 2, 2012 and for the 40 week period ended October 4, 2011, was $1.35 and $1.38, respectively.

On August 22, 2012, the Company granted 532,500 restricted stock units (“RSUs”) to participants in its 2012 Management Incentive Plan at grant date fair value of $2.54.  These RSUs will vest over three years.  In addition, 176,250 performance stock units (“PSUs”), which are RSUs with performance requirements, were granted on August 22, 2012 to plan participants at the levels of Vice President and above.  Each PSU will vest on the one year anniversary of the grant date if the Company achieves predetermined EBITDA targets for the second half of 2012 fiscal year. The aggregate grant date fair value of the 532,500 RSUs granted during the quarter was $1.4 million. The aggregate intrinsic value of RSUs outstanding as of October 2, 2012 was $1.3 million. The aggregate grant date fair value of the 176,250 PSUs granted during the quarter was $0.5 million and the aggregate intrinsic value of those PSUs outstanding as of October 2, 2012 was $0.4 million.  The Company has not met the criteria for recording compensation expense related to the PSUs as of October 2, 2012.

Share-based compensation expense, which is included in general and administrative expense, was $0.7 million and $0.3 million for the 13 week period ended October 2, 2012 and for the 12 week period ended October 4, 2011, respectively. Share-based compensation expense was $1.4 million and $0.8 million for the 39 week period ended October 2, 2012 and for the 40 week period ended October 4, 2011, respectively. At October 2, 2012, non-vested share-based compensation for stock options and restricted stock awards, net of forfeitures totaled $1.8 million. This expense will be recognized over the remaining weighted average vesting period. There was no income tax benefit related to share-based compensation expense during the 13 and 39 week periods ended October 2, 2012 and for the 12 and 40 week periods ended October 4, 2011.

5. FAIR VALUE MEASUREMENT

The following table presents the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of October 2, 2012 and January 3, 2012 by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
October 2, 2012
Assets:
Cash invested in money market fund	$—	$—	$—
Liabilities:
Contingent consideration(2)	—	—	1,361
January 3, 2012
Assets:
Cash invested in money market fund (1)	$1,352	$—	$—

(1)	$1.4 million included in restricted cash on the consolidated balance sheet at January 3, 2012.
(2)	$1.0 million included in other long-term liabilities and $0.4 million included in other current liabilities on the consolidated balance sheet at October 2, 2012.

For assets that are measured using quoted prices in active markets, fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. The Company had no cash invested in money market funds as of October 2, 2012 and $1.4 million as of January 3, 2012.

The following table presents the Company’s assets that were accounted for at fair value on a non-recurring basis and remaining on our Condensed Consolidated Balance Sheets as of October 2, 2012 and January 3, 2012. Total losses include losses recognized from all non-recurring fair value measurements for the 39 week period ended October 2, 2012 and for the 40 week period ended October 4, 2011 (in thousands):

	Level 1	Level 2	Level 3
October 2, 2012
Assets:
Long-lived assets (1)	—	—	$477
Goodwill	—	—	1,336
Acquired trademark (2)	—	—	122
Acquired customer list (2)	—	—	301

Total losses recognized for all non-recurring fair value measures for the 13 week period ended October 2, 2012	—	—	75

Total losses recognized for all non-recurring fair value measures for the 39 week period ended October 2, 2012	—	—	637

January 3, 2012
Assets:
Long-lived assets (1)	—	—	$1,038
October 4, 2011
Total losses recognized for all non-recurring fair value measures for the 12 week period ended October 4, 2011	—	—	312

Total losses recognized for all non-recurring fair value measures for the 40 week period ended October 4, 2011	—	—	1,214

(1)	Included in property, fixtures and equipment, net on the consolidated balance sheet.
(2)	Included in trademarks and other intangible assets, net on the consolidated balance sheet.

The Company classified the fair value of long-lived assets as level 3 because the value is based on unobservable inputs. The significant inputs to the fair value measurement of the long-lived assets are projected future operating results at the store level and the discount rates applied to calculate the present value of the these assets. The fair value of the contingent consideration is classified as level 3 because it is based on unobservable inputs. Significant inputs and assumptions are management’s estimate of operating profits from the related business and the discount rate used to calculate the present value of the liability. Significant changes in any Level 3 input or assumption would result in increases or decreases to fair value measurements for future impairment of the long-lived assets and for contingent consideration.

6. CREDIT AGREEMENT

On February 14, 2012, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”) whereby the Lender provided the Company with a six million dollar revolving line of credit. The outstanding balance under the credit facility bears interest at a LIBOR Market Index Rate based upon the rate for one month U.S. dollar deposits, plus 3.75% per annum. Under the terms of the Credit Agreement, the Company is required to maintain minimum levels of trailing annual consolidated EBITDA and liquidity and is subject to limits on annual capital expenditures. The Credit Agreement terminates January 31, 2013 or may be terminated earlier by the Company or by the Lender. The credit facility is subject to customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions and dispositions of assets. The credit facility is evidenced by a revolving note made by the Company in favor of the Lender, is guaranteed by the Company and is secured by substantially all of its assets including the assets of its subsidiaries and a pledge of stock of its subsidiaries. In addition, the credit agreement replaced the restricted cash requirements for the Company in prior periods, as the line of credit also collateralizes the Company’s outstanding letters of credit of $1.1 million as of October 2, 2012. During the period ended and as of October 2, 2012, there were no borrowings under the credit agreement. As of October 2, 2012, we were in compliance with all related covenants and the unused borrowing capacity under the agreement was $4.9 million.

7. IMPAIRMENT OF LONG LIVED ASSETS AND STORE LEASE TERMINATION AND CLOSURE COSTS

Impairment of long-lived assets

The Company reviews its entire portfolio on a regular basis. The review includes an analysis of each store’s past and present operating performance combined with projected future results. Impairment charges include the write-down of long-lived assets at stores that were assessed for impairment because of management’s intention to close the store or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable. The Company recorded impairment charges of $0.1 million and $0.3 million for the 13 week period ended October 2, 2012 and for the 12 week period ended October 4, 2011, respectively. Impairment charges of $0.6 million and $1.2 million were recorded for the 39 week period ended October 2, 2012 and the 40 week period ended October 4, 2011, respectively.

Store lease termination and closure costs

Lease termination costs consist primarily of the costs of future obligations related to closed store locations. Discounted liabilities for future lease costs net of expected income from related subleases of closed locations are recorded when the stores are closed. All other costs related to closed units are expensed as incurred. In assessing the discounted liabilities for future costs of obligations related to closed stores, the Company makes assumptions regarding amounts of future subleases. If these assumptions or their related estimates change in the future, the Company may be required to record additional exit costs or reduce exit costs previously recorded. Exit costs recorded for each of the periods presented include the effect of such changes in estimates. Lease obligations are payable through 2022, less sublease amounts. The charges are noted below (in thousands):

	13 Week Period Ended	12 Week Period Ended	39 Week Period Ended	40 Week Period Ended
	October 2, 2012	October 4, 2011	October 2, 2012	October 4, 2011
Store lease terminations	$10	$90	$135	$316

A reconciliation of the beginning and ending store lease termination and closure accrual is as follows (in thousands):

	13 Week Period Ended	12 Week Period Ended	39 Week Period Ended	40 Week Period Ended
	October 2, 2012	October 4, 2011	October 2, 2012	October 4, 2011
Balance, beginning of period	402	$1,144	$573	$3,016
Adjustments	10	90	135	316
Payments	(133)	(566)	(429)	(2,664)
Balance, end of period	$279	$668	$279	$668

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

The Company’s effective tax rate for the 13 and 39 week periods ended October 2, 2012 were 9.4% and 8.2%, respectively. The effective tax rates were affected by pretax income or loss, a change in the valuation allowance related to deductible temporary differences originating during the current year, the alternative minimum taxes and foreign withholding taxes.

As of October 2, 2012, there have been no material changes to the Company’s uncertain tax positions disclosure as provided in Note 12 in the Notes to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended January 3, 2012.

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

10. SUBSEQUENT EVENT

On November 1, 2012, the Company entered into an amendment to its Credit Agreement with Wells Fargo Bank, National Association (the “Lender”) whereby the Lender increased the revolving line of credit to ten million dollars. The outstanding balance under the amended credit facility bears interest at a LIBOR Market Index Rate based upon the rate for one month U.S. dollar deposits, plus 3.00% per annum. Under the terms of the amended Credit Agreement, the Company is required to maintain minimum levels of trailing annual consolidated EBITDA and liquidity and is subject to limits on annual capital expenditures. The amended Credit Agreement terminates January 31, 2014 or may be terminated earlier by the Company or by the Lender.

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

JAMBA, INC. OVERVIEW

Jamba, Inc., a Delaware corporation (the “Company”) owns and franchises Jamba Juice stores through its wholly-owned subsidiary, Jamba Juice Company. Jamba Juice Company is a leading restaurant retailer of better-for-you, specialty beverage and food offerings, which include great tasting, whole fruit smoothies, fresh squeezed juices and juice blends, hot coffee and teas, hot oatmeal, breakfast wraps, sandwiches and mini-wraps, California Flatbreads™, frozen yogurt, and a variety of baked goods and snacks. As of October 2, 2012, there were 788 store locations globally. There were 301 Company owned and operated stores (“Company Stores”) and 454 franchise operated stores (“Franchise Stores”) in the United States, and 33 international franchise stores (“International Stores”). Jamba–branded consumer products (“CPG”) for at-home enjoyment are also available through select retailers across the nation and in Jamba outlets in the United States.

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

The prior year comparative financial and other information reported in the financial statements herein continue to be presented based on our prior year fiscal quarter end calendar. Our results for the third quarter of fiscal 2012, which was the 13 week period ended October 2, 2012, are compared to our results for the third quarter of fiscal 2011, which was the 12 week period ended October 4, 2011. The comparison of these two quarters is primarily affected by the difference of one week between the third quarter of fiscal 2012 and the third quarter of 2011. There were 39 weeks in the first three quarters of fiscal 2012 and 40 weeks in the first three quarters of fiscal 2011. The most significant impacts of the fiscal quarter change occurred in the first fiscal quarter.

Although we have not submitted financial information for the 13 week period ended September 27, 2011 in this Form 10-Q, pro-forma information for the 13 week period for the prior year is included in the press release dated November 1, 2012.

2012 Third Quarter Financial Highlights

•	Company Stores comparable sales increased 3.9%, Franchise Stores comparable sales increased 1.0% and system-wide comparable store sales increased 2.5%. System-wide comparable store sales, non-GAAP financial measure, represent the change in year-over-year sales for all Company and Franchise Stores opened for at least one full year.
•	Net income was $4.1 million, and represents $0.04 diluted earnings per share for the third quarter, compared to net income of $4.1 million or $0.05 diluted earnings per share for the prior year third quarter.
•	Investment during the quarter was accelerated in targeted customer value price promotions and several growth initiatives, including JambaGO®.
•	General and administrative expense increased to $9.7 million from $7.4 million, resulting from the accelerated investment in growth initiatives and an additional week of expenses included in the 2012 fiscal third quarter.
•	Cash and cash equivalents was $31.9 million as of October 2, 2012.
•	Cash generated from operations for the 39 week period was $17.0 million, compared to $2.6 million for the 40 week period ended October 4, 2011.
•	Eight new Franchise Stores were opened in the U.S. during the 13 weeks ended October 2, 2012.
•	Four new International Stores were opened by our international partners during the 13 weeks ended October 2, 2012.

2012 Third Quarter Business Highlights

Make Jamba a Top of Mind Healthy Food and Beverage Brand

During the 13 week period ended October 2, 2012, sales at system-wide Jamba Juice Stores opened more than one full fiscal year increased 2.5% reflecting increases of 3.9% for Company Stores and 1.0% for Franchise Stores. For Company Stores, this increase represents two consecutive years of Company Store comparable sales growth. The increase in Company Store comparable sales during the quarter includes a 510 basis points increase in traffic and a 120 basis points decrease in average check as a result of our targeted “Dollar Days” marketing investment, designed to provide added consumer value during an ever challenging economy. The company continues to see sales growth in all four day-parts.

Product innovation continues to play a critical role in offering the consumer more relevant and habitual products. Make It Light™ smoothies were extended throughout the system, Talbott Teas® offerings and new food options including a toasted bistro sandwich were rolled out to Company Stores.

On October 1, 2012, we announced our first ever major theatrical motion picture partnership with Summit Entertainment, a LIONSGATE® company, for the release of its fifth installment of the TWILIGHT SAGA film franchise, “THE TWILIGHT SAGA: BREAKING DAWN – PART 2” in November 2012. We have planned special activities designed to engage fans, including special screenings and social-media promotions where one person could win a Grand Prize trip for two to attend the Los Angeles premiere of the movie on November 12. Additionally, we have created a nutritious and exclusive, Limited Time Only (LTO) movie-themed smoothie for fans to enjoy during the promotion period. Fans who purchase the LTO smoothie during the promotion period will receive a free special movie-branded premium item.

Embody a Healthy, Active Lifestyle

In August 2012, we announced the enhancement of our comprehensive eco-sustainability strategy. We formed a strategic relationship with the Global Green USA’s Coalition Recovery (CoRR), an industry working group dedicated to accelerating waste diversion programs. Our alliance with CoRR is expected to help us reduce waste and energy consumption and increase use of more environmentally friendly materials. We plan to collaborate with CoRR during our work to phase out the use of polystyrene cups, currently used for cold beverages, during 2013.

Accelerate Global Retail Growth

We continue to grow our restaurant concept primarily through the development of new Franchise Stores. As of October 2, 2012, the Jamba system, globally, is comprised of approximately 62% Franchise Store locations and 38% Company Store locations. As of October 2, 2012, we had 788 Jamba Juice stores, globally, represented by 301 Company Stores and 454 Franchise Stores in the United States, and 33 International Stores.

Domestic

During the 13 week period ended October 2, 2012, franchisees developed and opened eight Franchise Stores, all of which were non-traditional stores. These new stores included our 21st airport location at McCarran International Airport in Las Vegas. All our recent new store openings are consistent with our initiative to launch flexible, non-traditional franchise formats in travel hubs, grocery outlets, malls and college and universities.

We also announced expansion plans into five new markets and five existing markets with new and existing franchise partners, to develop a total of 32 new Jamba Juice store locations in ten states, including New York, Wisconsin, Kentucky, California and Connecticut over the next five to seven years. We expect to open 40 to 50 stores in fiscal 2012 primarily through franchisees. During the 39 week period ended October 2, 2012, 19 Franchise Stores were opened. The actual number of openings may differ from our expectations due to various factors, including franchisee access to capital and economic conditions.

The expansion of our new growth concept, JambaGO, continued to progress in a variety of locations, including K-12 schools, convenience stores and grocery stores. This concept has enabled us to provide a healthy alternative for schools seeking solutions to combat childhood obesity. As of October 2, 2012, there were 169 JambaGO locations and we expect to open 400 to 500 locations during fiscal 2012.

International

During the 13 week period ended October 2, 2012, our master developers opened a total of four international locations, one in South Korea, two in Canada and one in the Philippines. We opened 16 international Jamba Juice store locations during the 39 week period ended October 2, 2012, and we continue to actively pursue international development opportunities.

Build a Global CPG Platform in Jamba-Relevant Categories

We are evolving our business model to assume more control over the development, manufacturing and distribution of our CPG products and to ultimately gain more of the profit pool.  As an example of this, in June 2012 we finalized an agreement with Nestle to acquire the product formulation and intellectual property for the Jamba All-Natural Energy Drink, for which we continue to expand distribution in and beyond the current Northeast test geography.

RESULTS OF OPERATIONS — 13 WEEK PERIOD ENDED OCTOBER 2, 2012 AS COMPARED TO 12 WEEK PERIOD ENDED OCTOBER 4, 2011 (UNAUDITED)

	13 Week Period Ended		12 Week Period Ended
(In thousands)	October 2, 2012	% (1)	October 4, 2011	% (1)
Revenue:
Company Stores	$61,795	94.4%	$54,102	94.8%
Franchise and other revenue	3,687	5.6%	2,976	5.2%
Total revenue	65,482	100.0%	57,078	100.0%

Costs and operating expenses:
Cost of sales	14,918	24.1%	11,808	21.8%
Labor	16,457	26.6%	14,565	26.9%
Occupancy	7,353	11.9%	6,802	12.6%
Store operating	9,328	15.1%	8,539	15.8%
Depreciation and amortization	2,793	4.3%	2,805	4.9%
General and administrative	9,663	14.8%	7,398	13.0%
Impairment of long-lived assets	75	0.1%	312	0.5%
Other operating, net	347	0.5%	924	1.6%
Total costs and operating expenses	60,934	93.1%	53,153	93.1%

Income from operations	4,548	6.9%	3,925	6.9%

Other income (expense), net:
Interest income	21	0.0%	99	0.2%
Interest expense	(52)	0.0%	(117)	(0.2)%

Total other expense, net	(31)	0.0%	(18)	0.0%

Income before income taxes	4,517	6.9%	3,907	6.9%
Income tax benefit (expense)	(413)	(0.6)%	217	0.4%

Net income	4,104	6.3%	4,124	7.3%

Preferred stock dividends and deemed dividends	(1,123)	(1.7)%	(489)	(0.9)%
Net income available to common stockholders	$2,981	4.6%	$3,635	6.4%

(1)	Cost of sales, labor, occupancy and store operating percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue.

Revenue

(in 000’s)

	13 Week Period Ended	% of Total	12 Week Period Ended	% of Total
(In thousands)	October 2, 2012	Revenue	October 4, 2011	Revenue
Revenue:
Company Stores	$61,795	94.4%	$54,102	94.8%
Franchise and other revenue	3,687	5.6%	2,976	5.2%
Total revenue	65,482	100.0%	57,078	100.0%

Total revenue is comprised of revenue from Company Stores, franchise royalties, fees and consumer packaged goods.

Total revenue for the 13 week period ended October 2, 2012 was $65.5 million, an increase of $8.4 million or 14.7%, compared to $57.1 million for the 12 week period ended October 4, 2011.

Company Store revenue

Company Store revenue for the 13 week period ended October 2, 2012 was $61.8 million, an increase of $7.7 million or 14.2% compared to $54.1 million for the 12 week period ended October 4, 2011. The increase in Company Store revenue was due primarily to one extra week in the 13 week period ended October 2, 2012 compared to the 12 week period ended October 4, 2011 and to Company Store comparable sales improvement as illustrated by the following table:

Company Store Increase in Revenue (in 000’s)
Third quarter 2012 vs. Third quarter 2011
Due to one more week in 2012 third quarter (1)	$6,131
Company Store comparable sales increase	2,300
Reduction in the number of Company Stores, net	(738)
Total change in Company Store revenue	$7,693

(1)	Calculated by inclusion of Company Store revenue for one additional week in the third quarter of fiscal 2011.

Company Store comparable sales increased $2.3 million for the 13 week period ended October 2, 2012, or 3.9% attributable to an increase of 5.1% in transaction count, partially offset by a decrease of 1.2% in average check resulting from our targeted customer value driven promotions. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least a full fiscal year. As of October 2, 2012, 100% of our Company Stores had been open for at least one full fiscal year. The percentage change in Company Store comparable sales compares the sales of Company Stores during a 13 week period in 2012 to the sales from the same Company Stores for the equivalent 13 week period in the prior year.

Franchise and other revenue

Franchise and other revenue for the 13 week period ended October 2, 2012 was $3.7 million, an increase of $0.7 million, or 23.9%, compared to $3.0 million for the 12 week period ended October 4, 2011, primarily due to the net increase in the number of Franchise and International Stores and the effect of including 13 weeks in the fiscal 2012 third quarter compared to 12 weeks in the fiscal 2011 third quarter. CPG revenue was $0.6 million for fiscal 2012 third quarter compared to $0.3 million for fiscal 2011 third quarter.

The number of Franchise Stores and International Stores grew to 487 as of October 2, 2012 from 452 as of October 4, 2011.

Cost of sales

Cost of sales is mostly comprised of fruit, dairy, and other products used to make smoothies and juices, paper products, costs related to managing our procurement program and vendor rebates. As a percentage of Company Store revenue, cost of sales increased to 24.1% for the 13 week period ended October 2, 2012, compared to 21.8% for the 12 week period ended October 4, 2011. The increase of cost of sales as a percentage of Company Store revenue was primarily due the net impact of targeted customer value promotional activities (1.6%) and increases in commodity costs (0.9%). Cost of sales for the 13 week period ended October 2, 2012 was $14.9 million compared to $11.8 million for the 12 week period ended October 4, 2011. The change from a 12 week third quarter in fiscal 2011 to a 13 week third quarter in fiscal 2012 has resulted in an increase in Company Stores cost of sales attributed to the quarter.

Labor

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. As a percentage of Company Store revenue, labor costs decreased to 26.6% for the 13 week period ended October 2, 2012, compared to 26.9% for the 12 week period ended October 4, 2011. The 0.3% decrease of labor costs as a percentage of Company Store revenue was primarily due to labor efficiencies, improved sales volumes and more effective wage management achieved (2.1%), partially offset by targeted customer value promotional activities (1.8%). Labor costs for the 13 week period ended October 2, 2012 were $16.5 million, an increase of $1.9 million, or 13.0%, compared to $14.6 million for the 12 week period ended October 4, 2011.  The change from a 12 week third quarter in fiscal 2011 to a 13 week third quarter in fiscal 2012 has resulted in an increase in Company Stores labor costs partially offset by labor efficiencies, improved sales volumes and more effective wage management.

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes, licenses and property insurance for all Company Store locations. As a percentage of Company Store revenue, occupancy costs decreased to 11.9% for the 13 week period ended October 2, 2012, compared to 12.6% for the 12 week period ended October 4, 2011. The decrease in occupancy costs as a percentage of Company Store revenue was primarily due to the impact of leverage as a result of the increase in Company Store comparable sales (approximately 0.6%). Occupancy costs for the 13 week period ended October 2, 2012 were $7.4 million, an increase of $0.6 million, or 8.1%, compared to $6.8 million for the 12 week period ended October 4, 2011. The change from a 12 week third quarter in fiscal 2011 to a 13 week third quarter in fiscal 2012 has resulted in an increase in Company Stores occupancy expenses attributable to the quarter.

Store operating

Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses. As a percentage of Company Store revenue, total store operating expenses decreased to 15.1% for the 13 week period ended October 2, 2012, compared to 15.8% for the 12 week period ended October 4, 2011. The decrease in total store operating expenses as a percentage of Company Store revenue was primarily due to a decrease in marketing expense (approximately 0.9%) resulting from a shift into targeted customer value promotions. Total store operating expenses for the 13 week period ended October 2, 2012 were $9.3 million, an increase of $0.8 million, or 9.2%, compared to $8.5 million for the 12 week period ended October 4, 2011. The change from a 12 week third quarter in fiscal 2011 to a 13 week third quarter in fiscal 2012 has resulted in an increase in Company Stores operating expenses attributable to the quarter.

Depreciation and amortization

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. As a percentage of total revenue, depreciation and amortization decreased to 4.3% for the 13 week period ended October 2, 2012, compared to 4.9% for the 12 week period ended October 4, 2011. The decrease in depreciation and amortization as a percentage of total revenue was primarily due to the impact of leverage as a result of the increase in Company Store comparable sales (approximately 0.3%) and of lower carrying value as previously impaired assets approach the end of their economic useful lives (approximately 0.3%). Depreciation and amortization for the 13 week period ended October 2, 2012 was $2.8 million, flat, compared to $2.8 million for the 12 week period ended October 4, 2011.

General and administrative

General and administrative (“G&A”) expenses include costs associated with our corporate headquarters in Emeryville, CA, field supervision, bonuses, outside and contract services, accounting and legal fees, travel and travel-related expenses, share-based compensation and other. As a percentage of total revenue, total G&A expenses increased to 14.8% for the 13 week period ended October 2, 2012, compared to 13.0% for the 12 week period ended October 4, 2011. Total G&A expenses for the 13 week period ended October 2, 2012 were $9.7 million, an increase of $2.3 million, or 30.6%, compared to $7.4 million for the 12 week period ended October 4, 2011. The increase of total G&A expenses was primarily due to costs resulting from accelerated investment in new and expanded growth initiatives (approximately $0.9 million), the change to 13 weeks in the fiscal 2012 third quarter compared to 12 weeks in the fiscal 2011 third quarter (approximately $0.8 million) and increased non-cash share-based compensation (approximately $0.4 million).

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

Impairment of long-lived assets for the 13 week period ended October 2, 2012 was $0.1 million, a decrease of $0.2 million, or 76.0%, compared to $0.3 million for the 12 week period ended October 4, 2011. The decrease of impairment charge for long-lived assets was primarily due to fewer underperforming stores that had not been previously partially impaired compared to the prior year period.

Other operating, net

Other operating, net consists primarily of gain or loss on disposals, income from jambacard breakage, store lease termination and closure costs, pre-opening costs and franchise related expense, net. For the 13 week period ended October 2, 2012, other operating, net was $0.3 million of expense, compared to net expense of $0.9 million for the 12 week period ended October 4, 2011. The decrease in expense is primarily due to lower loss on disposal of fixed assets (approximately $0.2 million), decrease in charges for store closures and lease termination costs (approximately $0.2 million) and lower pre-opening costs (approximately $0.2 million); partially offset by lower jambacard breakage, net of related expense (approximately $0.1 million).

 Income tax expense

We recorded income tax expense at an effective rate of 9.4% for the 13 week period ended October 2, 2012. This is due to the pretax income, a change in valuation allowance related to deductible temporary differences originating during the current year, the alternative minimum taxes and foreign withholding taxes.

We recorded income tax benefit at an effective rate of negative 5.6% for the 12 week period ended October 4, 2011. The effective tax rate was primarily affected by pretax income, a change in the valuation allowance related to deductible temporary differences originating during the current year, the release of uncertain tax benefits on certain unrecognized tax benefits related to deductions, state tax credits and related interest as the statutes have expired, and foreign withholding taxes in connection with foreign franchise revenue.

Preferred stock dividends and deemed dividends

For the 13 week period ended October 2, 2012, preferred stock dividends and deemed dividends were $1.1 million, compared to $0.5 million for the 12 week period ended October 4, 2011. The increase of $0.6 million is primarily due to recording accelerated accretion relating to the beneficial conversion feature and transaction costs, as a result of conversion of 95,500 shares of preferred stock during the quarter (approximately $0.7 million).

RESULTS OF OPERATIONS — 39 WEEK PERIOD ENDED OCTOBER 2, 2012 AS COMPARED TO 40 WEEK PERIOD ENDED OCOTBER 4, 2011 (UNAUDITED)

	39 Week Period Ended		40 Week Period Ended
(In thousands)	October 2, 2012	% (1)	October 4, 2011	% (1)
Revenue:
Company Stores	$174,350	94.5%	$173,274	95.1%
Franchise and other revenue	10,223	5.5%	8,834	4.9%
Total revenue	184,573	100.0%	182,108	100.0%

Costs and operating expenses:
Cost of sales	40,504	23.2%	39,828	23.0%
Labor	49,013	28.1%	53,139	30.7%
Occupancy	22,097	12.7%	23,707	13.7%
Store operating	26,158	15.0%	25,728	14.8%
Depreciation and amortization	8,528	4.6%	9,621	5.3%
General and administrative	29,125	15.8%	25,881	14.2%
Impairment of long-lived assets	637	0.3%	1,214	0.7%
Other operating, net	579	0.3%	1,503	0.8%
Total costs and operating expenses	176,641	95.7%	180,621	99.2%

Income from operations	7,932	4.3%	1,487	0.8%

Other income (expense), net:
Interest income	61	0.0%	126	0.1%
Interest expense	(147)	(0.1)%	(456)	(0.3)%

Total other expense, net	(86)	(0.1)%	(330)	(0.2)%

Income before income taxes	7,846	4.2%	1,157	0.6%
Income tax (expense) benefit	(634)	(0.3)%	380	0.2%

Net income	7,212	3.9%	1,537	0.8%

Preferred stock dividends and deemed dividends	(2,076)	(1.1)%	(1,854)	(1.0)%
Net income available (attributable ) to common stockholders	$5,136	2.8%	$(317)	(0.2)%

(1)	Cost of sales, labor, occupancy and store operating percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue.

Revenue

(in 000’s)

	39 Week Period Ended	% of Total	40 Week Period Ended	% of Total
(In thousands)	October 2, 2012	Revenue	October 4, 2011	Revenue
Revenue:
Company Stores	$174,350	94.5%	$173,274	95.1%
Franchise and other revenue	10,223	4.5%	8,834	4.9%
Total revenue	$184,573	100.0%	$182,108	100.0%

Total revenue is comprised of revenue from Company Stores, franchise royalties, fees and consumer packaged goods.

Total revenue for the 39 week period ended October 2, 2012 was $184.6 million, an increase of $2.5 million or 1.4% compared to $182.1 million for the 40 week period ended October 4, 2011.

Company Store revenue

Company Store revenue for the 39 week period ended October 2, 2012 was $174.4 million, an increase of $1.1 million or 0.6% compared to $173.3 million for the prior year period. This increase in Company Store revenue is primarily due to the increase in comparable store sales, partially offset by a net reduction in Company Stores due to the refranchising initiative, and there being one fewer week on the 39 week period ended October 2, 2012 and as illustrated by the following table:

Company Store Increase in Revenue (in 000’s)
Year-to-date Q3 2012 Vs Year-to-date Q3 2011
Company Store comparable sales increase	$10,758
Reduction in number of Company Stores, net	(5,457)
Due to one less week in 2012 fiscal year-to-date (1)	(4,225)
Total change in Company Store revenue	$1,076

(1)	Calculated by exclusion of Company Store revenue for the one additional week in the year to date period ended October 4, 2011.

Company Store comparable sales increased $10.8 million for the 39 week period ended October 2, 2012, or 6.7%, attributable to an increase of 4.5% in transaction count and 2.2% in average check. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least one full fiscal year. As of October 2, 2012, 100% of our Company Stores had been open for at least one full fiscal year. The percentage change in Company Store comparable sales compares the sales of Company Stores during a 39 week period in 2012 to the sales from the same Company Stores for the equivalent 39 week period in the prior year.

Franchise and other revenue

Franchise and other revenue for the 39 week period ended October 2, 2012 was $10.2 million, an increase of $1.4 million, or 15.7%, compared to franchise and other revenue of $8.8 million for the 40 week period ended October 4, 2011 primarily due to the net increase in the number of Franchise and International Stores, partially offset by the effect of including 39 weeks in fiscal 2012 compared to 40 weeks in fiscal 2011.

Cost of sales

Cost of sales is mostly comprised of fruit, dairy, and other products used to make smoothies and juices, paper products, costs related to managing our procurement program and vendor rebates. As a percentage of Company Store revenue, cost of sales increased to 23.2% for the 39 week period ended October 2, 2012, compared to 23.0% for the 40 week period ended October 4, 2011. The increase of cost of sales as a percentage of Company Store revenue was primarily due to increases in commodity costs (approximately 0.5%), partially offset by a net favorable product mix shift (approximately 0.3%). Cost of sales for the 39 week period ended October 2, 2012 were $40.5 million, an increase of $0.7 million, or 1.7%, compared to $39.8 million for the 40 week period ended October 4, 2011. The increase in cost of sales was primarily due to an increase in sales.

Labor

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. As a percentage of Company Store revenue, labor costs decreased to 28.1% for the 39 week period ended October 2, 2012, compared to 30.7% for the 40 week period ended October 4, 2011. The 2.6% decrease of labor costs as a percentage of Company Store revenue was primarily due to labor efficiencies, improved sales volumes and more effective wage management achieved through a smaller, more geographically concentrated Company Store base. Labor costs for the 39 week period ended October 2, 2012 were $49.0 million, a decrease of $4.1 million, or 7.8%, compared to $53.1 million for the 40 week period ended October 4, 2011. Our refranchising initiative which ended in April 2011, has resulted in a decrease in the number of Company Stores and the related labor costs and expenses to operate, manage, and support these refranchised Company Stores. In addition, the change from a 40 week year-to-date period in fiscal 2011 to a 39 week year-to-date-period in fiscal 2012 has resulted in a decrease in Company Stores labor costs attributed to the period.

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes, licenses and property insurance for all Company Store locations. As a percentage of Company Store revenue, occupancy costs decreased to 12.7% for the 39 week period ended October 2, 2012, compared to 13.7% for the 40 week period ended October 4, 2011. The decrease in occupancy costs as a percentage of Company Store revenue was primarily due to the impact of leverage as a result of the increase in Company Store comparable sales (approximately 1.0%). Occupancy costs for the 39 week period ended October 2, 2012 were $22.1 million, a decrease of $1.6 million, or 6.8%, compared to $23.7 million for the 40 week period ended October 4, 2011. Our refranchising initiative has resulted in a decrease in the number of Company Stores and the related occupancy costs and expenses to operate, manage, and support these refranchised Company Stores. In addition, the change from a 40 week year-to-date period in fiscal 2011 to a 39 week year-to-date-period in fiscal 2012 has resulted in a decrease in Company Stores occupancy costs attributed to the period.

 Store operating

 Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses. As a percentage of Company Store revenue, total store operating expenses increased to 15.0% for the 39 week period ended October 2, 2012, compared to 14.8% for the 40 week period ended October 4, 2011. The increase in total store operating expenses as a percentage of Company Store revenue was primarily due to increased credit card usage as a percentage of Company Store sales (approximately 0.3%). Total store operating expenses for the 39 week period ended October 2, 2012 were $26.2 million, an increase of $0.4 million, or 1.7%, compared to $25.7 million for the 40 week period ended October 4, 2011.

Depreciation and amortization

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. As a percentage of total revenue, depreciation and amortization decreased to 4.6% for the 39 week period ended October 2, 2012, compared to 5.3% for the 40 week period ended October 4, 2011. The decrease in depreciation and amortization as a percentage of total revenue was primarily due to the impact of leverage as a result of the increase in Company Store comparable sales (approximately 0.4%). Depreciation and amortization for the 39 week period ended October 2, 2012 was $8.5 million, a decrease of $1.1 million, or 11.4%, compared to $9.6 million for the 40 week period ended October 4, 2011. Our refranchising initiative has resulted in a decrease in the number of Company Stores and related assets, resulting in a reduction in the carrying value of Company Store fixed assets. In addition, the change from a 40 week year-to-date period in fiscal 2011 to a 39 week year-to-date-period in fiscal 2012 has resulted in a decrease in Company Stores depreciation expense attributed to the period.

General and administrative

General and administrative (“G&A”) expenses include costs associated with our corporate headquarters in Emeryville, CA, field supervision, bonuses, outside and contract services, accounting and legal fees, travel and travel-related expenses, share-based compensation and other. As a percentage of total revenue, total G&A expenses increased to 15.8% for the 39 week period ended October 2, 2012, compared to 14.2% for the 40 week period ended October 4, 2011. Total G&A expenses for the 39 week period ended October 2, 2012 were $29.1 million, an increase of $3.2 million, or 12.5%, compared to $25.9 million for the 40 week period ended October 4, 2011. The increase of total G&A expenses was primarily due to costs resulting from accelerated investment in new and expanded growth initiatives (approximately $1.7 million), the increase in expenses for our semi-annual performance related incentives (approximately $1.3 million), and increased non-cash share-based compensation (approximately $0.6 million), partially offset by the change to 39 weeks in the fiscal 2012 year-to-date period compared to 40 weeks in the fiscal 2011 year-to-date period (approximately $0.6 million)

Impairment of long-lived assets

Long-lived assets are reviewed for impairment when indicators of impairment are present. Expected future cash flows associated with an asset, in addition to other quantitative and qualitative analyses, including certain assumptions about expected future operating performance and changes in economic conditions are the key factors in determining undiscounted future cash flows. If the sum of the undiscounted cash flows is less than the carrying value of the asset, we recognize an impairment loss equal to the amount by which carrying value exceeds the fair value of the asset.

Impairment of long-lived assets for the 39 week period ended October 2, 2012 was $0.6 million, a decrease of $0.6 million, or 47.5%, compared to $1.2 million for the 40 week period ended October 4, 2011. The decrease of impairment charge for long-lived assets was primarily due to fewer underperforming stores that had not been previously partially impaired compared to the prior year period.

Other operating, net

Other operating, net consists primarily of gain or loss on disposals, income from jambacard breakage, store lease termination, and closure costs, pre-opening costs and franchise related expenses, net. For the 39 week period ended October 2, 2012, other operating, net was $0.6 million of expense, compared to expense of $1.5 million for the 40 week period ended October 4, 2011. The decrease in expense is primarily due to a decrease in pre-opening costs (approximately $0.4 million), lower loss on disposal of fixed assets as sale of Company Stores pursuant to our refranchising initiative ended in April 2011 (approximately $1.3 million), and a decline in expenses for store closures and store lease terminations (approximately $0.3 million), partially offset by lower jambacard breakage, net of related expense (approximately $0.8 million) and an increase in franchise related expense, net (approximately $0.3 million).

Interest expense

Interest expense for the 39 week period ended October 2, 2012 was $0.1 million compared to $0.5 million for the 40 week period ended October 4, 2011. In addition, during the 39 week period ended October 2, 2012 and the 40 week period ended October 4, 2011, we paid cash dividends on the Series B Preferred Stock totaling $1.1 million and $1.2 million, respectively.

Income tax expense

We have recorded an income tax expense at an effective rate of 8.2% for the 39 week period ended October 2, 2012. The effective tax rate was primarily due to the pretax income, a change in valuation allowance related to deductible temporary differences originating during the current year, the alternative minimum taxes and foreign withholding taxes.

We have recorded an income tax benefit at an effective rate of negative 32.8% for the 40 week period ended October 4, 2011. The effective tax rate was primarily affected by pretax income, a change in the valuation allowance related to deductible temporary differences originating during the accounting period, the release of uncertain tax benefits on certain tax deductions, state tax credits and related interest as the statutes have expired and foreign withholding taxes in connection with foreign franchise revenue.

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

The following table sets forth operating data that do not otherwise appear in our consolidated financial statements as of and for the 13 and 39 week periods ended October 2, 2012 and for the 12 and 40 week periods ended October 4, 2011, respectively:

	13 Week	12 Week	39 Week	40 Week
	Period	Period	Period	Period
	Ended	Ended	Ended	Ended
	October 2, 2012	October 4, 2011	October 2, 2012	October 4, 2011

Percentage change in Company Store comparable sales (1)	3.9%	3.3%	6.7%	3.2%
Percentage change in Franchise Store comparable sales (2)	1.0%	4.2%	5.8%	3.3%
Percentage change in system-wide comparable sales (2)	2.5%	3.7%	6.2%	3.3%
Total Company Stores	301	310	301	310
Total Franchise Stores	454	442	454	442
Total International Stores	33	10	33	10
Total Stores	788	762	788	762

(1)	Percentage change in Company Store comparable sales compares the sales of Company Stores during a 13 and 39 week period in 2012 to the sales from the same Company Stores for the equivalent period in the prior year. A Company Store is included in this calculation after one full fiscal year of operations. Sales from Franchise Stores are not included in the Company Store comparable sales.

(2)	Percentage change in system-wide comparable sales compares the combined sales of Company and Franchise-operated Stores during a 13 and 39 week period in 2012 to the combined sales from the same Company and Franchise-operated Stores for the equivalent 13 and 39 week period in the prior year. A Company or Franchise-operated Store is included in this calculation after one full fiscal year of operations.

The following table sets forth certain data relating to Company Stores, Franchise and International Stores for the periods indicated:

	39 Week Period Ended		40 Week Period Ended
	October 2, 2012		October 4, 2011
	Domestic	International	Domestic	International
Company Stores:
Beginning of period	307		351
Company Stores opened	─		9
Company Stores closed	(5)		(8)
Company Stores sold to franchisees	(1)		(42)
Total Company Stores	301		310

Franchise Stores:
Beginning of period	443	19	391	1
Franchise Stores opened	19	16	20	9
Franchise Stores closed	(9)	(2)	(11)	─
Franchise Stores purchased from Company	1	─	42	─

Total Franchise Stores	454	33	442	10

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Summary

The following table summarizes our cash flows for the 39 and 40 week periods ended October 2, 2012 and October 4, 2011 (in thousands):

	39 Week	40 Week
	Period Ended	Period Ended
	October 2, 2012	October 4, 2011

Net cash provided by operating activities	$17,006	$2,630
Net cash used in investing activities	(3,734)	(5,726)
Net cash used in financing activities	(1,023)	(1,108)

Net increase (decrease) in cash and cash equivalents	$12,249	$(4,204)

Operating Activities

Net cash provided by operating activities was $17.0 million for the 39 week period ended October 2, 2012, compared to $2.6 million for the 40 week period ended October 4, 2011, reflecting a net increase of cash flows of $14.4 million. This increase was primarily due to improved cash flows related to receivables (approximately $7.2 million), an increase in net income adjusted for noncash items (approximately $4.7 million) and a net increase in cash flows related to prepaid rent, other operating assets and liabilities (approximately $2.5 million). Collections of receivables during the 39 week period ended October 2, 2012 included amounts (approximately $4.3 million) from Costco which were not included in the prior year period, as we recommenced our jambacard program in the fall of 2011. In the Costco jambacard program, we sell jambacards to Costco who resells them to its customers.

The amount of cash used in our operating activities during any particular quarter is highly subject to variations in the seasons, with the first and fourth quarters of the fiscal year encompassing the winter and holiday season when we traditionally generate our lowest revenue, and our second and third quarters of the fiscal year encompassing the warmer seasons where a significant portion of our revenue and cash flows are realized. For more information on seasonality, refer to the section below entitled “ Seasonality and Quarterly Results ..” We also expect to have increased expenditures during the first part of the fiscal year as we invest in product development and domestic expansion with the goal to have new products released and new stores open by mid-year to take advantage of the busier summer months.

Investing Activities

Net cash used in investing activities was $3.7 million for the 39 week period ended October 2, 2012, compared to $5.7 million for the 40 week period ended October 4, 2011. Net cash used in investing activities decreased $2.0 million for the 39 week period ended October 2, 2012, compared to the 40 week period ended October 4, 2011 primarily due to a decrease in spending for the purchase of property and equipment (approximately $5.4 million) partially offset by proceeds from our refranchising initiative which were included in the 40 week period ended October 4, 2011 (approximately $3.1 million) and which were not included in the current year period due to the completion of the refranchising initiative in April 2011.

In fiscal 2012, we expect to incur capital expenditures of about $6 million depending on our liquidity needs, including investing in improvements to our technology infrastructure and maintenance capital.

Financing Activities

Net cash used in financing activities was $1.0 million for the 39 week period ended October 2, 2012, compared to $1.1 million for the 40 week period ended October 4, 2011, primarily due to lower preferred stock dividend payments.

Capital Resources

As of October 2, 2012, we had cash and cash equivalents of $31.9 million compared to $19.6 million in cash and cash equivalents as of January 3, 2012. As of October 2, 2012 and January 3, 2012, we had no short term or long term debt. Our primary sources of liquidity are cash flows provided by operating activities. In addition, we have a revolving line of credit with Wells Fargo Bank, National Association for $10.0 million, which we may utilize as described below. In the future, and as permitted under the Securities Purchase Agreement for the Series B Preferred Stock, we may enter equipment leasing arrangements and incur additional indebtedness as necessary up to an aggregate amount of $10 million. We cannot assure, however, that such financing will be available on favorable terms or at all.

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

On February 14, 2012, we entered into a Credit Agreement with Wells Fargo Bank, National Association (the “Lender”) which, as amended on November 1, 2012 (as amended, the “Credit Agreement”), provides us with a revolving line of credit of up to $10.0 million. The outstanding balance under the amended credit facility bears interest at a LIBOR Market Index Rate based upon the rate for one month U.S. dollar deposits, plus 3.00% per annum. Under the terms of the Credit Agreement, we are required to maintain minimum levels of trailing annual consolidated EBITDA and liquidity and are subject to limits on annual capital expenditures. The Credit Agreement terminates January 31, 2014 or may be terminated earlier by us or by the Lender. This credit facility is subject to customary affirmative and negative covenants for credit facilities of this type, including limitations on us with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions and dispositions of assets. The credit facility is evidenced by a revolving note made by us in favor of the Lender, is guaranteed by us and is secured by substantially all of our assets including the assets of our subsidiaries and a pledge of stock of our subsidiaries. In addition, the Credit Agreement replaced restricted cash requirements established in prior periods, as the line of credit also collateralizes our outstanding letters of credit of $1.1 million.

During the 39 week period ended and as of October 2, 2012, there were no borrowings under the Credit Agreement. To acquire the credit facility, we incurred upfront fees which are being amortized over the term of the credit agreement. As of October 2, 2012, the unamortized commitment fee amount was less than $0.1 million and is recorded in prepaid expenses and other current assets on the balance sheet. As of October 2, 2012, we were in compliance with all related covenants and the unused borrowing capacity under the agreement was $4.9 million.

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

Contractual Obligations

There have been no significant changes to our contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended January 3, 2012, other than obligations with respect to dividends payable in connection with, or payments for redemption of, our outstanding Series B-1 and Series B-2 Preferred Stock. The decreases in the obligations relating to our preferred stock were a result of voluntary conversions of some of the shares of previously outstanding preferred stock into common stock by the holders thereof that occurred after January 3, 2012.

	Payments Due by Period (in 000’s)
	Total	Less Than 1 Year	1-2 Years	3-4 Years	5 or More Years
Series B redeemable preferred stock redemption	$8,382	$—	$—	$8,382	$—
Dividends for Series B redeemable preferred stock	$2,515	$670	$1,341	$504	$—

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 2, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended October 2, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of November, 2012.

JAMBA, INC.

By:	/s/ JAMES D. WHITE
James D. White
Chairman of the Board, Chief Executive Officer and President (Duly Authorized Officer)

By:	/s/ KAREN L. LUEY
Karen L. Luey
Chief Financial Officer, Chief Administrative Officer, Executive Vice President and Secretary
(Principal Financial Officer and Chief Accounting Officer)

