Form 10-K
period 2013-01-01
JAMBA, INC.
filed 2013-03-07
CIK 1316898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 w

Jamba, Inc.

(Exact name of registrant as specified in its charter)

Delaware	001-32552	20-2122262
(State or other jurisdiction of incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates as of the last day of the registrant’s second fiscal quarter ended July 3, 2012 was $125,740,931 (based upon the closing sales price of registrant’s common stock on such date). For purposes of this disclosure, shares of common stock held by persons who held more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock of Jamba, Inc. issued and outstanding as of March 1, 2013 was 80,876,803.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended January 1, 2013, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

JAMBA, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JANUARY 1, 2013

Special Note Regarding Forward-Looking Statements

We believe that some of the information in this document constitutes forward-looking statements. You can identify these statements by forward-looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intend,” “plan,” and “continue” or words of similar meaning. Examples of such statements include references to accelerated growth, new store openings, Company Store comparable sales, expense management and the like. You should read statements that contain these words carefully because they:

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

PART I

ITEM 1. BUSINESS

Background of Jamba, Inc.

Jamba, Inc. through its wholly-owned subsidiary, Jamba Juice Company, is a healthy, active lifestyle brand with a robust global business driven by a portfolio of company-owned and franchised Jamba Juice® stores, innovative product platforms that utilize our JambaGO® and Jamba Smoothie Station™ formats (“Smoothie Stations”), and Jamba-branded consumer packaged goods. As a leading “better-for-you,” specialty food and beverage brand, Jamba offers great tasting, whole fruit smoothies, fresh squeezed juices, hot oatmeal, breakfast wraps, bistro sandwiches and mini-wraps, California Flatbreads™, frozen yogurt, and a variety of baked goods and snacks in our restaurants. Jamba Juice Company has expanded the Jamba brand by direct selling of consumer packaged goods (“CPG”) and licensing its trademark to CPG products sold online and through retail channels such as grocery, mass, club and convenience stores.

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

Narrative Description of Business

As of January 1, 2013, there were 809 Jamba Juice stores globally, consisting of 301 Company-owned and operated stores (“Company Stores”), 473 franchise-operated stores (“Franchise Stores”) in the United States, and 35 franchise-operated stores at international locations (“International Stores”). As of January 1, 2013, Jamba Juice had a retail consumer products program that included direct selling of CPG products online and through retail channels and licensing its trademark to CPG products sold online and through retail channels such as grocery, mass, club and convenience stores.

The BLEND Plan—Our Strategic Priorities

The BLEND Plan continues to guide the Company’s strategic plan to transform the Jamba brand into a globally recognized healthy, active lifestyle brand. Since the introduction of the BLEND Plan in 2009, we successfully completed our financial and strategic turnaround (BLEND Plan 1.0) and accelerated our growth as a healthy, active lifestyle brand (BLEND Plan 2.0). As we continue our transformation, our new BLEND Plan 3.0 will provide continuity and a blueprint for focusing our resources on initiatives that will build total brand value. The strategic priorities of BLEND Plan 3.0 are as follows:

•	Brand Building and Total Innovation;

•	Lifestyle Engagement;

•	Expand Growth Initiatives;

•	New Products, Partners, Channels and Markets; and

•	Drive Enterprise Efficiencies.

These strategic priorities support the Company’s mission to build Jamba into a $1 billion lifestyle brand by 2015 in total retail sales from all businesses, by offering consumers differentiated products and experiences at Jamba Juice stores and through other retail distribution channels. During fiscal 2012, we accelerated growth through product and menu innovation, engaging marketing programs, new store formats and concepts, expansion of our consumer products platform and an ongoing pursuit of new ways to reduce cost and improve productivity. Additionally, one of the keys to our success is the Jamba culture, a unique set of core values and actions that manifest themselves in team members executing at the highest levels of service while expressing their passion for the brand.

Brand Building and Total Innovation

We intend to focus on building total brand value through multi-channel marketing and total innovation initiatives, including consumer loyalty and engaging marketing programs and partnerships. We plan to address consumer health and wellness needs by offering specialty beverages and new product platforms that will meet consumer needs across all day-parts.

We provide a range of freshly blended beverages, sandwiches, wraps, baked goods and snacks. Product innovation is a high priority at Jamba and our menu items are designed to offer our customers products that are relevant to pursuing a healthy, active lifestyle. Our research and development team, composed of food scientists, quality assurance specialists and food industry experts, is continually developing and testing new and improved menu items that support not only the integrity of the Jamba Juice brand but our commitment to offering relevant and great tasting innovative products made from high quality ingredients.

We utilize premium ingredients in our menu offerings and other products, and offer a range of high-quality, better-for-you food products. Each item in our food portfolio is continually being refined and optimized to pair well with a smoothie. We continue to believe there is consumer demand for better-for-you, on-the-go food items that is not being fulfilled by other quick service restaurants. All of our menu options meet our four mandatory core standards: 0 grams of trans-fat, no high fructose corn syrup, no artificial preservatives, and no artificial flavors. Our goal is for Jamba Juice to be the leader in the specialty, better-for-you beverage retailer segment, offering beverage-centered meals.

Our research and development team continually seeks to enhance the product offerings available to customers, and where possible, reduce product and labor costs. Our research and development process includes both the development of new products and the optimization of existing menu items to ensure only the most appealing products are developed and offered to customers. We are passionate about creating differentiated, healthy, active lifestyle products that increasingly meet an even greater breadth and depth of customer health and wellness needs. During 2012, we entered a strategic partnership with the Department of Labor Job Employment and Training Administrations which operates the Corps Advanced Culinary Program through which we provided internship-based learning opportunities for students, while benefitting from the students’ contribution of culinary knowledge and expertise.

We introduced several products in 2012 including:

•	Fit 'n Fruitful smoothie platform with Lean Advantage ™ Boost - a line of fruit forward tasting-meal substitutes with balanced nutrition, providing a good source of fiber, 14 essential vitamins and minerals and two or more servings of real, whole fruit. When used daily, in combination with a healthy diet and exercise program, the Lean Advantage Boost can help support long-term weight management goals by stimulating muscle enzymes to burn more fat and promote lean muscle mass.

•	Toasted Bistro Sandwiches - a line of toasted-to-order sandwiches that include premium ingredients on artisan breads and are designed to pair with a smoothie. The sandwiches currently available include Three Cheese – Cheddar, Provolone & Harvarti; Roasted Chicken, Cheddar & Honey Dijon; Ham, Jarlsberg & Honey Dijon; and Brie, Apple & Sweet Fig.

•	Fresh Squeezed Juice platform expansion - the addition of six new fresh ingredients - kale, beet, pineapple, ginger, lemon and apple that combine into several proprietary juice recipes which are on trend and known for their nutritional benefits. These handcrafted juices are packed with vitamins, nutrients and micronutrients. The new Fresh Squeezed Juices provide at least two servings of fruits and/or vegetables in a delicious juice blend and speak to consumers’ needs for a convenient way to increase their intake of both fruits and vegetables.

On January 3, 2013, we announced the launch of our first youth-oriented offerings, the Jamba Kids™ Meals. Our new kids’ meals have the highest whole grain servings of any leading quick service restaurant kid’s meals and include a 9.5-ounce smoothie paired with a child-friendly food choice. The smoothies have no added sugar and are made from only fruit and juice. The Berry Beet It!™ smoothie also contains vegetable juices. Each meal contains two and one-half servings of fruits and/or vegetables, one serving of whole grains and provides an excellent source of protein. The development of the kids-focused smoothies was based on the U.S. Department of Agriculture's MyPlate dietary guidelines.

All of our products are tested prior to roll-out. In 2010, we established the “iDistrict” (Innovation District), a group of Company Stores where we test all major process enhancements, promotions, and product initiatives. The testing of new initiatives in our iDistrict stores allows us to rapidly integrate relevant store and customer feedback and to quickly make adjustments to improve the quality of products and processes we ultimately deliver to the system. During 2012, the iDistrict was used to validate several new platform ideas such as the Toasted Bistro Sandwiches, and select stores within the iDistrict were key to implementing the expansion of our Fresh Squeezed Juice platform which is now fully operational at our flagship Emeryville and Santa Monica store locations in California.

Lifestyle Engagement

We were founded on the belief that maintaining a balance of physical activity, good nutrition, and community involvement are critical to healthy living. Our focus continues to be on how we communicate with consumers, and engage them on achieving and maintaining healthy, active lifestyle. We continue to develop integrated programs that will deepen and broaden the health and wellness knowledge of the Jamba workforce across the system. Company spokespersons, tennis star Venus Williams and nutrition expert Tara Gidus, continue to educate and inspire consumers on leading a healthy, active lifestyle.

In May 2012, we established the Jamba® Healthy Living Council. The Healthy Living Council is comprised of nationally renowned nutrition and dietary experts Tara Gidus, MS, RD, CSSD, LD/N, Elizabeth M Ward MS, RD and Kathleen Zelman MPH RD LD, and provides consumers with useful, practical information that helps them live a healthier lifestyle. In addition, the council members are working with us to create healthy living education materials, produce online content for our website, develop school nutrition outreach initiatives, advise management on nutrition trends, and provide input on new menu concepts and healthy choice options as we continue to evolve our product line. The Jamba Kids Meals platform, which was announced in early January, 2013 was designed in partnership with the Healthy Living Council.

We are committed to raising awareness around the importance of a healthy, active lifestyle. To that end, during 2012 we were the “Official Blended Fruit Beverage and Smoothie” sponsor of seven events in the popular Rock’n’Roll Marathon series, organized by the Competitor Group Inc. In addition, the Organic Center, the leading research and education institute focused on the science of organic food and farming, along with other partners including the WNBA, National PTA, USA Water Polo, the Golden State Warriors and nutrition expert Tara Gidus, supported our annual Team Up for a Healthy America™ program to raise awareness of the nation’s obesity epidemic. Venus Williams is the spokesperson for our Team Up for a Healthy America campaign.

We believe that engaging our customers in healthy lifestyle activities helps to improve the quality and consistency of customer service at our stores and will enhance their brand experience. We continue to believe that such customer engagement will heighten customer loyalty and satisfaction, and ultimately increase frequency of use of our products and our market share.

In March 2012, we developed a “Master of Blending Arts” (MBA) program to expand the nutritional expertise available to consumers in our stores. We continue to test this program and plan to rollout in 2013. We believe the program has elevated the customer experience at Jamba and reinforced our position as a premier provider of healthy lifestyle products by enhancing our team members’ knowledge in product nutrition, the benefits of juice and juicing, and their expertise in custom beverage creation. In addition, during 2012, we developed and tested new service standards called BOOST to create a unique and memorable experience for each customer. Our BOOST program is being launched in 2013 across the Jamba system. We remain focused on opportunities to refine our promotional and communication efforts to drive traffic, build loyalty and to make Jamba a top-of-mind choice for a healthy, active lifestyle.

At our Company Stores, the team members enjoy access to a broad offering of benefits in support of maintaining a healthy, active lifestyle. During fiscal 2011 and fiscal 2012, Jamba was named one of the San Francisco Bay Area’s healthiest employers by The Silicon Valley/San Jose Business Journal and the San Francisco Business Times. Jamba was also recognized as one of the largest employer participants in the second half San Francisco Half Marathon.

Expand Growth Initiatives

A primary driver to become a $1 billion healthy, active lifestyle brand in total retail sales from all businesses, is our commitment to our growth initiatives. Our growth initiatives encompass the multiple portfolio opportunities we have to expand our restaurant business on a global basis, including traditional and non-traditional stores, smaller footprint Smoothie Stations and the JambaGO format. We believe these opportunities will position us for growth in market share, reduce capital outlays, provide better overall margins, allow us to open more locations at an accelerated rate, increase our brand presence to support other Company initiatives such as consumer products licensing and direct selling, and increase customer frequency.

We have an additional growth opportunity to expand the Jamba brand by establishing more points of distribution inherently achieving a broader brand awareness and deepening brand loyalty by making it easier for consumers to access and enjoy all the products and services Jamba has to offer. We also believe we have significant global market expansion opportunities.

Jamba Juice—Domestic

We have a portfolio of flexible store formats that can be utilized in a number of different venues. We generally categorize our stores as either traditional or non-traditional locations. A traditional location is characterized as a business premises that exists primarily as a Jamba Juice store. Traditional stores average approximately 1,200 -1,400 square feet in size. These stores are located either in major urban centers or in suburban strip mall centers. As of January 1, 2013, there were 581 traditional Jamba Juice store locations. A non-traditional location is characterized as a Jamba Juice store located within another primary business in conjunction with other businesses or at institutional settings such as colleges and universities, entertainment venues, shopping malls, transportation centers, supermarkets and airports. A “captive” audience is a common characteristic of non-traditional locations. We believe one benefit of the development of non-traditional stores is to increase awareness of the Jamba Juice brand to complement the traditional stores in the area. As of January 1, 2013, there were 193 non-traditional Jamba Juice store locations.

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

In 2012, we developed two new flexible formats, JambaGO and a limited-menu Smoothie Station that facilitate rapid expansion of healthy menu options into K-12 schools, and entertainment and convenience venues. The JambaGO format is a small footprint, low-capital and low-labor self-serve machine format and has proven to be an innovative and differentiated solution for foodservice providers seeking healthier beverage options for their constituents. This new format will better enable Jamba to rapidly expand brand presence. The JambaGO concept targets venues servicing captive audiences and with greater demand for higher volumes where the need for high-speed service is essential, and where a full-sized Jamba Juice store or kiosk would not be feasible. Such venues include K-12 schools, colleges and universities, grocery and convenience stores, stadiums, theaters, event centers and select airport locations.

The Jamba Smoothie Station concept was launched after completing our testing of the concept in 2012. This concept is also an express service utilizing existing technology to make select smoothie flavors in small, efficient spaces. The Smoothie Station concept is designed to target venues that require a smaller footprint than our typical non-traditional store. Smoothie Stations offer a limited menu and use pre-portioned fruit and yogurt to produce smoothies comparable to our traditional stores. Targeted venues include colleges and universities, grocery stores, airports, hospitals and business cafeterias. As of January 1, 2013, there were 14 Jamba Smoothie Stations open in four states. Jamba Smoothie Stations are included in the total Franchise Stores count.

As of January 1, 2013, we had 774 Jamba Juice store locations in the United States, operating in 28 states and Washington, D.C., consisting of 301 Company Stores, 473 Franchise Stores and 404 JambaGO served locations. We lease the real estate for all of our Company Stores. Our market planning has shown that there is potential for at least 2,700 total Jamba Juice stores in the United States, which we believe can be profitable and would meet our current store opening criteria. During fiscal 2012, Franchisees opened 39 new Franchise Stores, closed 10 Franchise Stores, and acquired one Company Store, which is now operating as a Franchise Store.

Franchise Opportunity

Through our franchising program, we offer franchisees choices in store venue, format and number of stores they wish to operate including (i) traditional “stand alone” stores, (ii) nontraditional store venues such as mall, university, supermarket or transit hub locations; and (iii) multi-unit development agreements which grant the franchisee exclusive rights to develop and operate a specified number of stores within a specified period of time within a specified geographic area, which we call development agreements.

Our current traditional store franchise agreement provides for an initial 10-year term. The agreement is renewable for two consecutive 10-year terms, subject to various conditions and state law. The royalty rate in the current franchise agreement for domestic locations is generally 5.5% - 6% of revenue. Franchisees are also required to contribute an additional percentage of store revenue, not to exceed 4%, to a company-administered advertising fund. Throughout 2012, we typically charged 2% of revenue as the marketing contribution for both our traditional store franchisees and non-traditional stores in shopping malls. Franchises for traditional stores and stores located in shopping malls are also expected to spend 1.5% of sales on local marketing efforts. There is typically up to a one-mile geographic radius restriction for traditional stores in non-downtown areas. The royalty rates and marketing contributions for non-traditional stores (excluding those in shopping malls) vary depending upon type (transit hub, college or university or supermarket) and format (standard or “blending station” utilizing pre-portioned ingredients). Franchisees typically pay an initial fee of $20,000 or $25,000 for traditional and shopping mall store locations and an initial fee ranging from zero to $15,000 for non-traditional stores. We generally do not provide any form of financing to our franchisees.

As of January 1, 2013, we had 21 area developers with rights to develop additional Franchise Stores pursuant to development agreements. The exclusive territories covered by these agreements include selected markets in the states of Arizona, California, Colorado, Connecticut, Florida, Hawaii, Illinois, Indiana, Kentucky, Louisiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Oregon, Pennsylvania, Utah, Washington State, Washington, D.C., and Wisconsin. These developers have aggregated contractual commitments to open 95 additional new Franchise Stores in their respective territories over the next several years. Nine of the twenty-one development agreements were entered into in connection with refranchising transactions, where a purchaser of Company Stores also agreed to develop new Franchise Stores.

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

Jamba Juice—International Franchising

We work closely with all of our international partners to build the Jamba Juice brand and implement the Jamba Juice system locally, as well as to maximize revenue and margin growth opportunities, recognizing commercial, cultural and dietary diversity in each market. We have experienced significant growth in our international markets and increased the number of International Stores from 19 stores as of January 3, 2012 to 35 stores as of January 1, 2013, with stores located in South Korea, the Philippines, and Canada. Our store in the Bahamas closed during the year.

In 2010, we signed a master development agreement with SPC Group, a leading specialty food company in South Korea with over 5,000 retail locations across several brands, to develop 200 Jamba Juice stores in South Korea over the next 10 years. The first Jamba Juice store opened at the Incheon airport in January 2011. As of January 1, 2013, there were 21 Jamba Juice stores operating in South Korea.

In April 2011, Jamba announced a master development agreement with Max’s Group of Companies, a well-established restaurant and franchise operator, to develop 40 stores in the Philippines over the next 10 years. The first store opened in Manila in November 2011. As of January 1, 2013, there were six Jamba Juice stores operating in the Philippines.

In May 2011, we signed a master development agreement with Canadian Juice Corp., the principals of which are world leaders in the frozen yogurt category with over 1,200 stores in 25 countries, to develop 80 Jamba Juice locations over the next 10 years. The first Jamba Juice store opened in Toronto in October 2011. As of January 1, 2013, there were eight Jamba Juice stores operating in Canada. In addition, we have been collaborating with our Canadian partner on plans to introduce the new flexible JambaGO and Smoothie Station formats in the Canadian market in 2013. We believe these new formats will enable a more rapid expansion, and strengthen brand awareness and loyalty in the Canadian market.

Our brand and products have international appeal and we continue to engage in discussions with additional potential partners regarding the expansion of Jamba Juice stores into new international markets. The success of further international expansion will depend on, among other things, local acceptance of the Jamba Juice concept and menu offerings, and our ability to attract qualified franchise partners. Our agreements take the form of development and franchise agreements under which we typically receive an initial territory fee, store opening fees, and ongoing royalty revenues based on a percentage of sales.

New products, partners, channels and markets

      During 2012, we shifted our CPG business model from utilizing only a third party licensing structure to one that combines both licensing and direct selling, which allows us to secure greater control over product development, production, distribution, sales and profit.  We initially started with our acquisition of Talbott Teas™ in January 2012 and our acquisition of the product formulation and intellectual property of the Jamba All- Energy Drink from Nestle in June 2012. We began the initial distribution expansion of our Jamba All-Energy Drink in the West Coast to add to our distribution in the Northeast Regional test geography, and we will continue with distribution focus in all mass retail channels across the United States. Talbott Teas had a strong showing on ABC’s Shark Tank, at the NATO Summit and was sold on QVC, online and in select retail and hospitality channels.

                Through our licensed partnerships we launched twelve new “better-for-you” SKUs that included two additional varieties of our make-at-home Smoothie Kits, two Multigrain Crisps, two Apple Chips, four Wraps and two Panini Sandwiches.  The Jamba brand is available across multiple product categories and in major retailers across the country.  As of January 1, 2013, we had approximately 40 individual Jamba SKUs at retail distribution points across 50 states. We continue to evaluate and meet with potential licensees regarding new product categories that leverage the core brand strength of Jamba.

We plan to further extend the presence of the Jamba Consumer Products Portfolio through a combination of licensing and direct selling.  This growth will expand accessibility of the brand, will offer consumers unique new Jamba branded product solutions and reinforce Jamba as a healthy, active lifestyle brand.

Drive enterprise efficiencies

This strategic priority affects all aspects of our system in our efforts to continue to drive store-level profitability, and improve returns for Company Stores and Franchise Stores. Strong store-level economics are critical to the Company’s success and therefore management is diligently focused on initiatives to improve these metrics.

In order to drive productivity across the Company and to enhance customer experience and speed of service at store-level, we introduced a variety of technology enhancements. These included innovative point of sale technologies such as PayPal payment cards, designed to increase the speed of payment at the point of sale and social networking for sharing and collaborating across the Jamba system.

Effective January 1, 2013, Systems Services of America (“SSA”) is our primary distributor service provider on the West Coast of the United States. Our alliance with SSA is expected to reduce costs and increase productivity through access to value-added resources and technology. We anticipate improved supply chain efficiencies and enhanced services to our existing Jamba store locations. In addition, this alliance will facilitate rapid supply chain distribution solutions as we expand into new territories to pursue future growth opportunities.

We continue to make improvements to our workforce management technology to help optimize work schedules, resulting in improved productivity and reduced labor costs as well as improved customer service. We also monitor our general and administrative expenses so that we may better leverage our existing infrastructure in support of our growth strategy. We continue to look for opportunities, including the use of innovative technological solutions, for functional improvement in order to drive down expenses and improve productivity.

Domestic Store Operations

Franchise Store Management

We continuously review Franchise Store operations, principally through our Regional Franchise Leaders, who are Company representatives, who make both scheduled and unannounced visits of Franchise Stores. We also review the financial health, operations practices and procedures of our franchisees through business and financial reviews. We maintain a Franchise Advisory Council (“FAC”), which formalizes a channel of communication through a representative group of franchisees to provide advice, counsel and input to us on important issues impacting the business. Our agreement calls for franchise partners to meet certain operational and maintenance requirements, and we work diligently to ensure compliance.

We continue to leverage technology to improve communications, training and collaboration with our stores and franchise partners. As of January 1, 2013, the Jamba system had approximately 63% Franchise and International Stores and 37% Company Stores. Our ongoing commitment to building strong relationships with our franchisees has enabled better two-way feedback that has helped us to identify best practices and to facilitate more effective and efficient launch of new products and marketing campaigns.

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

Our typical Company Store operations team consists of a combination of a General Manager at each store, two to four Shift Managers and approximately 10 to 20 generally part-time team members depending on the time of year. We continually evaluate opportunities to optimize our labor planning algorithms further to achieve optimal staffing levels throughout the day, which may help us reduce staffing costs at certain stores under certain circumstances.

A major aspect of our BLEND Plan is to continue to engage our customers and to improve the quality and consistency of the customer experience at our stores. We are devoting significant resources to ensure that all stores across the system offer a superior customer experience, including engaging customers on healthy, active lifestyle activities, and updating the look and feel of the store environment to inspire healthy, active lifestyle. Our store excellence guide is designed to improve operational execution and performance by establishing comprehensive standards which we expect all of our stores to achieve and maintain. In addition, the bonus program for Company Store managers rewards customer service goal achievements. These factors continue to positively impact customer satisfaction during the year and ensure that all stores in the Jamba system are delivering against the key drivers of customer satisfaction on a consistent basis. We believe team members are the key to our success and support the development of a culture that fosters personal interaction, mutual respect, trust, empowerment, enthusiasm and commitment.

Maintaining a culture that embodies healthy, active lifestyle in an authentic, fun, friendly and efficient manner in Company Stores as well as Franchise Stores is essential as we continue to expand, and we believe that it is critical to developing our brand and ensuring our continued success.

Training

We conduct various training programs for franchise partners, team members, support center staff and our leadership team on a regular basis. We are dedicated to providing a meaningful experience for all employees, with ample opportunity to develop leadership skills as they move up through the organization. Our training programs include formal programs such as the Manager-in-Training programs for new managers and informal one-on-one discussions held between General Managers, District Managers and Regional Directors of Operations. All of our training programs reinforce the importance of strong customer service and sales skills. We also make training materials and best practice information available to our franchisees to help create, preserve, and support a singular culture of excellence within all of the stores that comprise our system.

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

Advertising and Marketing

The Health and Wellness category remains strong with consumers increasingly seeking better-for-you food and beverage solutions as part of their lifestyle choices.  In 2012, we leveraged this trend through a variety of innovative products and programs, encouraging consumers to Live Fruitfully™ by embracing healthy eating habits and engaging them in an array of initiatives designed to encourage and inspire increased physical activity.

We formed the Jamba Healthy Living Council, a panel of three renowned registered dieticians to share healthy living education and information with consumers via videos, articles, online webinars and Jamba’s website. These nutrition experts offered insights at key industry conferences like the American Dietetic Association’s FNCE conference and the School Nutritionist Association Convention. As parents themselves, the Healthy Living Council members relate to the dietary concerns of parents and families.

In the second year of our social responsibility program, Team Up for a Healthy America™, Jamba continued to lead its partners in raising awareness of the importance of physical activity and in supporting our focus on key national health issues such as childhood obesity.  We received nationwide attention by providing local schools and community organizations with much needed athletic equipment. In 2012 we held two fit clinics led by celebrity athletes from the WNBA and USA Water Polo, inspiring children to stay fit and exercise.  Our company spokesperson, Venus Williams, together with gold medal USA Water Polo athletes, the Golden State Warriors and other teams and athletes participated in our program as role models for active, healthy living. Community partners such as the National PTA, National Gardening Association, as well as our agencies, vendors and associates also joined forces with us in social media outreach and events to help us further this cause.

National and local marketing funds were used to create programs that expand our communication and reach with consumers through the technology they use and the healthy lifestyle activities they engage in.  We developed local advertising tools and initiatives to drive deeper community engagement which resulted in notable increases in our consumer database and store traffic.  The use of the Quick Response or QR Code, sweepstakes and scratcher tool added fun and excitement to our promotional offering.   Our new product campaign launches, social media, advertising and promotion efforts attracted new users to our stores and increased our Facebook fan base to over 1.5M and Twitter followers to 32,000. We were a sponsor of the 2012 Rock & Roll marathon series as well as supported local youth soccer organizations.

Our marketing efforts in 2012 have exponentially extended our reach and relevance to consumers. By improving our use of technology, expanding our reach into sports and other lifestyle activities, helping communities and leading the cause to improve the health and wellness of our nation’s youth, we have continued to inspire and simplify healthy living. Through continuous product innovation, we strive to provide consumers with more fun and meaningful solution, to further our significant progress toward our goal of being a leading health and wellness brand.

We partnered with companies such as Google, Isis and PayPal to assess new and preferred payment methods in our retail stores.  In partnership with our IT group, our website was redesigned to be more synergistic to popular social media venues and allow for greater user engagement.

Jamba’s inclusion into the culture and conversations of consumers was evident as we were featured in stories appearing in nationally syndicated journal and newspapers, including Nation’s Restaurant News, Franchise World, Success Magazine, QSR Magazine, Black Enterprise, Forbes and The Wall Street Journal. We also received product placement in television shows and feature films. Our participation in local fundraising events also helped capture a significant amount of coverage from local television and radio stations.

Product Supply

Jamba is committed to providing only the finest smoothies, juices and other food products. Smoothie and juice products depend heavily upon supplies of fresh and individually quick frozen (“IQF”) fruit. The quality of each smoothie depends to a large degree on the quality of the basic fruit ingredients from which it is made. It is essential that the supply of fruit is of the highest quality and is consistent throughout the year. To achieve these goals we purchase our projected requirements for the coming year from suppliers at the height of the season. The supply and price of fresh and IQF fruit are dependent upon the supply and demand at the time of purchase and are subject to volatility. Supply and price can be affected by multiple factors in the producing regions, including weather, natural disasters and regional political and economic conditions.

We buy certain fruits and dairy using fixed priced or to-be-fixed priced purchase commitments to secure adequate supply of quality ingredients for our products. As a result, we have purchase obligations with certain suppliers for certain fruits and dairy for various terms typically ranging from one year to five years. Also, we have one contract with a supplier for a 15 year term that ends in 2024. These contracts are commitments to purchase a minimum amount of fruit and other items used in the production of our products and the aggregate costs are estimated at $78.2 million. We depend on our relationships with our suppliers for our supply of fruit, dairy and other products. We believe, based on our established relationships with our suppliers, the risk of non-delivery on our purchase commitments is remote.

Southwest Traders, Inc. was a distributor of proprietary products to our Company Stores and Franchise Stores during 2012 and distributed ingredients that made up approximately 98% of cost of goods for Jamba Juice Company. In October, 2012, we signed a new distributor agreement with Systems Services of America. Effective January 1, 2013, SSA replaced Southwest Traders as our primary distributor for Company and Franchise Stores in California, Arizona and Nevada. In addition, we have distributor agreements with SYGMA, a subsidiary of Sysco, McDonald, YHATA, and U.S. Foods. All of these distributors are leaders in selling, marketing and distributing food products to restaurants and other facilities. Our distributors do not manufacture or negotiate pricing agreements for products sold in our stores. They serve solely in a warehousing and distribution capacity.

Our supply chain and purchasing organization is partly funded by all stores across the Jamba system. This funding contributes to the cost of procurement and management of our supplies and supports our suppliers. The program allows for a mark-up of certain products purchased by Company Stores and Franchise Stores, which is subsequently rebated back to the Company by the supplier.

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

We compete most directly with regional smoothie stores, most of which are franchises of other smoothie brands. The rising popularity of convenient and healthy food items resulted in increased competition from non-smoothie retailers as they increase their offerings of smoothies and other juice-related products, and as we increase our food offerings, we have placed ourselves into direct competition with other quick serve food concepts with well established businesses.

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

California and other states and local jurisdictions have enacted laws, rules, regulations and ordinances which may apply to the operation of a Company Store, including those which (a) establish general standards, specifications and requirements for the construction, design and maintenance of the store premises; (b) regulate matters affecting the health, safety and welfare of our customers, such as general health and sanitation requirements for restaurants; employee practices concerning the storage, handling, cooking and preparation of food; special health, food service and licensing requirements; restrictions on smoking; exposure to tobacco smoke or other carcinogens or reproductive toxicants and saccharin; availability of and requirements for public accommodations, including restrooms; (c) set standards pertaining to employee health and safety and mandatory health insurance; (d) set standards and requirements for fire safety and general emergency preparedness; (e) regulate the proper use, storage and disposal of waste, insecticides and other hazardous materials; (f) establish general requirements or restrictions on advertising containing false or misleading claims, or health and nutrient claims on menus or otherwise, such as “low calorie”, “healthy” or “organic”; (g) establish requirements concerning withholdings and employee reporting of taxes on tips and (h) regulate or ban the use of polystyrene cups.

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

Environmental Matters. We are subject to federal, state and local environmental laws and regulations concerning the use of polystyrene products, and several counties in which our stores are located have already banned the use of our polystyrene cups. During 2012, we continued to make progress on certain eco-sustainability initiatives first launched in 2009, focusing on phasing out the use of polystyrene cups, as well as increasing the use of recyclable products, and reducing waste. Our new double-walled paper cup is scheduled to be in use by the summer of 2013, and will replace our use of polystyrene cups in the U.S. Our other green initiatives include the use of more environmentally friendly packaging for our cup carriers, oatmeal cups and lids, breakfast clear cups and lids, spoons and napkins, all of which are made from recycled material. We have also reduced the amount of corrugated cardboard used for bulk shipping, reduced labeling requirements, and reduced freight, resulting in lower fuel emissions. Our efforts have also resulted in the launch of several optimization programs to reduce waste, such as participation in recycling programs, as well as composting programs of our food waste where it is feasible for us to do so.

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

Seasonality

Our business is subject to day-to-day volatility based on weather and varies by season. A significant portion of the Company’s revenue is realized during the second and third quarters of the fiscal year, which include the summer months. The fourth quarter of the fiscal year, which encompasses the winter months and the holiday season, has traditionally been our lowest revenue volume quarter. Our business will likely continue to be subject to seasonal patterns for the foreseeable future, given that the largest portion of our sales continues to be from the sale of smoothies during the warmer parts of the year. Because of the seasonality of the business, results for an individual quarter are not necessarily indicative of the results which may be achieved for the full fiscal year.

Executive Officers

Our executive officers, their respective ages and positions as of March 6, 2013, and descriptions of their business experience are set forth below. There are no family relationships among any of the executive officers named below.

James D. White, Chairman, President and Chief Executive Officer, age 52

Mr. White has served as the Company’s President and Chief Executive Officer since December 2008. He was appointed Chairman in May 2010. From 2005 to 2008, Mr. White was Senior Vice President of Consumer Brands for Safeway, Inc. with responsibility for brand strategy, innovation, manufacturing and commercial sales. From 2002 to 2005, Mr. White was Senior Vice President of Business Development, North America at the Gillette Company.

Karen L. Luey, Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Secretary, age 52

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

Bruce Schroder, Executive Vice President and Chief Operating Officer, age 53

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

Julie S. Washington, Senior Vice President and Chief Brand Officer, age 47

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

Employees

As of January 1, 2013, we employed approximately 4,300 persons, approximately 180 of whom were at our corporate offices or part of our field, licensing, direct selling and franchise support and operations. The remainder of the employees was Company Store management and hourly store personnel. The Company also hires a significant number of seasonal employees during its peak selling season during the spring and summer. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good. We place a priority on staffing our stores and support center positions with skilled team members who embrace our culture and invest in training programs to ensure the quality of our store operations.

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

In fiscal 2012 we implemented our strategic priorities under our BLEND Plan 2.0, which we believed necessary to support the Company’s continued growth and long-term stockholder value. On January 16, 2013, we announced our strategic priorities under the BLEND Plan 3.0, which we believe continues Jamba’s path to a healthy, active lifestyle brand and creates long-term shareholder value, including:

•	Brand Building and Total Innovation;

•	Lifestyle Engagement;

•	Expand Growth Initiatives;

•	New Products, Partners, Channels and Markets; and

•	Drive Enterprise Efficiencies.

There can be no assurance that we will be able to continue to successfully implement these strategic priorities or whether these strategic priorities will be successful, and a failure of either could impede our growth and operating results.

We have a history of net losses and may incur losses in the future.

We have incurred net losses in five of the last six fiscal years. We may continue to incur net losses in the future and we cannot assure you that we will sustain profitability.

A worsening of economic conditions or a decrease in consumer spending may substantially decrease our revenues and may adversely impact our ability to implement our business strategy.

To a significant extent, our success depends on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. While there are signs that conditions may be improving, there is no certainty that this trend will continue or that credit and financial markets and confidence in economic conditions will not deteriorate again. Accordingly, we may experience declines in revenue during economic turmoil or during periods of uncertainty. Any material decline in the amount of discretionary spending, leading cost-conscious consumers to be more selective in restaurants visited, could have a material adverse effect on our revenue, results of operations, business and financial condition.

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

We are dependent upon a limited number of distributors for a significant amount of our food distribution for our Stores.

For Company Stores, we maintain food distribution contracts primarily with one distributor, Systems Services of America (“SSA”), and a majority of Franchise Stores are serviced by The SYGMA Network, Inc. (“SYGMA”) Although we believe our relationships with these distributors will result in increased operation efficiencies and cost savings, we cannot assure you that we will be successful or that we will not have to pay substantially more for distributor services in the event SSA or SYGMA have operational problems. Should either distributor have operational problems, our operations could be adversely affected.

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

The Jamba Juice brand practice is to inspire and simplify healthy living. We believe we must preserve and grow the value of the Jamba Juice brand in order to be successful in building our business and particularly in building a consumer products growth platform primarily under the Jamba brand. Brand value is based in part on consumer perceptions, and the Jamba Juice brand has been highly rated in several recent brand studies. We intend to reinforce and extend these perceptions for the Jamba brand to help support our licensing efforts. Our brand building initiatives involve increasing our product offerings, opening new Franchise Stores, expanding the JambaGO and Jamba Smoothie Station platforms and entering into licensing arrangements to increase awareness of our brands and create and maintain brand loyalty. Our licensees are often authorized to use our logos and provide branded beverages, food and other products directly to customers. We provide training and support to, and monitor the operations of, these business partners, but the product quality and service they deliver may be diminished by any number of factors beyond our control, including financial pressures. We believe customers expect the same quality of products and service from our licensees as they do from us. Any shortcoming of one of our business partners, particularly an issue affecting the quality of the service experience or the safety of beverages or food, may be attributed by customers to us, thus damaging our reputation and brand value and potentially affecting our results of operations. If our brand building initiatives are unsuccessful, or if business incidents occur which erode consumer perceptions of our brand, then the value of our products may diminish and we may not be able to implement our business strategy.

We may experience higher than anticipated costs in connection with the refresh and remodel of existing Stores.

Updating the format and design of our Stores is important to maintaining a positive consumer association with the Jamba Juice brand. While we intend for such remodeling efforts to inure to the benefit of the Company, the associated costs may be higher than expected, and our revenues and expenses could be negatively impacted.

We may not be able to adequately protect our intellectual property, which could harm the value of our brand and adversely affect our business.

Our intellectual property is material to the conduct of our business. Our ability to implement our business plan successfully depends in part on our ability to build further brand recognition using our trademarks, service marks, trade dress and other proprietary intellectual property, including our name and logos and the unique ambiance of our stores, both domestically and overseas. We have secured the ownership and rights to our marks in the United States and have filed or obtained registrations in select classes including restaurant services in most other significant foreign jurisdictions. We undertake similar efforts to protect our brands in other relevant consumer product categories in relevant jurisdictions. If our efforts to protect our intellectual property are inadequate, or if any third party misappropriates or infringes on our intellectual property, the value of our store brand and our consumer products brands may be harmed, which could have a material adverse effect on our business. While we have not encountered claims from prior users of intellectual property relating to restaurant services in areas where we operate or intend to conduct material operations in the near future, there can be no assurances that we will not encounter such claims. If so, this could harm our image, brands or competitive position and cause us to incur significant penalties and costs.

Our business could be adversely affected by increased labor or healthcare costs. Self-insurance plan claims could materially impact our results.

Labor is a primary component in the cost of operating our business. We compete with other employers in our markets for hourly workers and may become subject to higher labor costs as a result of such competition. We devote significant resources to recruiting and training our team members. A considerable number of the team members employed by us are paid at rates related to the federal minimum wage. In 2009, the federal minimum wage increased to $7.25 per hour. Additionally, many of our Company Store team members work in stores located in states where the minimum wage is greater than the federal minimum wage and receive compensation equal to the state’s minimum wage. The current California minimum wage is $8.00 per hour. Moreover, municipalities may set minimum wages above the applicable state standards, such as in San Francisco, which raised the minimum wage to $10.55 per hour as of January 1, 2013. Any further increases in the federal minimum wage or the enactment of additional state or local minimum wage increases where our employees may be located will increase our labor costs. Competition for employees in various markets could also result in higher required wage rates. Furthermore, the Company is self-insured for employee healthcare and dental benefits. The Company pays a substantial part of the healthcare benefits for team members at the general manager level and above and for those working at the Company’s corporate office. Liabilities associated with the risks that the Company retains are estimated in part, by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The estimated accruals for these liabilities are based on statistical analyses of historical industry data as well as the Company’s actual historical trends. If actual claims experience differs from the Company’s assumptions, historical trends, and estimates, changes in the Company’s insurance reserves could materially impact our results of operations.

The Patient Protection and Affordable Care Act enacted in 2010, as well as other healthcare reform legislation being considered by Congress and state legislatures, may have a material adverse impact on our business. We are currently evaluating the potential effects of the Patient Protection and Affordable Care Act on our business. While the costs of such legislation will occur after 2013, due to provisions requiring phasing-in over time, changes to our healthcare costs structure could have a significant, negative impact on our future business.

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

Our financial performance is highly dependent on stores located in California. Stores located in California comprise over 95% of Company Stores and generate a significant portion of our Company Store revenue. These stores also comprise over 35% of our total system stores. In recent years, California and other states have experienced significant negative economic impact due to the current economic climate. If geographic regions in which we have a high concentration of stores continue to experience significant economic pressures, our sales and operating results could be negatively impacted. In addition, state and local laws, government regulations, weather conditions and natural disasters affecting California and other regions where we have a high concentration of stores may have a material impact upon our operating results.

We may not realize the anticipated benefits of any acquisitions, joint ventures and strategic investments.

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

A failure or breach of our security systems or infrastructure as a result of cyber-attacks could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

Information security risks have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. These threats may derive from fraud or malice on the part of our employees or third parties, or may result from human error or accidental technological failure. These threats include cyber-attacks such as computer viruses, malicious code, phishing attacks or information security breaches.

To date, we have not experienced any material impact relating to cyber-attacks or other information security breaches. Any actual attacks could lead to damage to our reputation, additional costs (such as repairing systems and investigation or compliance costs), penalties, financial losses to both us and our customers and partners and the loss of customers and business opportunities. If such attacks are not detected immediately, their effect could be compounded. As cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Any of the risks described above could materially adversely affect our overall business and results of operations.

RISKS RELATED TO OUR FRANCHISE BUSINESS

Our growth strategy depends on increasing franchise ownership.

Because our current growth strategy is to emphasize Franchise Store development, we receive an increasingly significant amount of our revenues in the form of royalties from our franchisees. Accordingly, the success of our business is increasingly dependent upon the operational and financial success of our franchisees. This strategy is subject to risks and uncertainties. While our franchise agreements set forth certain operational standards and guidelines, we have limited control over how our franchisees’ businesses are run, and any significant inability of our franchisees to operate successfully could adversely affect our operating results through decreased royalty payments. We may not be able to identify franchisee candidates with appropriate experience and financial resources or to negotiate mutually acceptable agreements with those that do. Our franchisee candidates may not have access to the financial or management resources that they need to open or continue operating the stores contemplated by their franchise agreements with us. In addition, franchisees may not be able to find suitable sites on which to develop new stores or negotiate acceptable lease terms for the sites, obtain the necessary permits and government approvals or meet construction schedules. If our franchisees incur too much debt or if economic or sales trends deteriorate such that they are unable to repay existing debt, it could result in financial distress or even possible insolvency or bankruptcy.  Some of our franchisees experienced financial pressures during fiscal 2012. If a significant number of our franchisees become financially distressed, this could harm our operating results through reduced or delayed royalty payments or increased rent obligations for leased properties on which we are contingently liable.

Expansion into new geographic markets may present increased risks.

Franchise growth is planned in new geographic areas in the United States and select international markets for fiscal 2013. Our future results, and the results of new Franchise Stores, depend on various factors, including successful selection and expansion into these new geographic markets and market acceptance of the Jamba Juice experience. Those markets may have different competitive conditions, consumer tastes and discretionary spending patterns as compared to existing markets. As a result, those new stores may be less successful than stores in our existing markets. Consumers in a new market may not be familiar with the Jamba Juice brand, and we may need to build brand awareness in that market through greater investments in advertising and promotional activity than we originally planned. Franchisees may find it more difficult in new markets to hire, motivate and keep qualified employees who can project our vision, passion and culture. Stores opened in new markets may also have lower average store revenue than stores opened in existing markets, and may have higher construction, occupancy or operating costs than stores in existing markets. Furthermore, we may have difficulty in finding reliable suppliers or distributors or ones that can provide us, either initially or over time, with adequate supplies of ingredients meeting our quality standards. Revenue at stores opened in new markets may take longer to increase and reach expected revenue levels, and may never do so, thereby affecting our overall royalty income. As with the experience of other retail food concepts that have tried to expand nationally and internationally, we may find that the Jamba Juice concept has limited appeal to customers in new markets or we may experience a decline in the popularity of the Jamba Juice experience. Newly opened stores may not succeed, future markets and stores may not be successful and, even if we are successful, our average store revenue, and the royalty income generated therefrom, may not increase and may even decline.

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

Each franchise agreement is subject to termination by us in the event of default by the franchisee after the applicable cure period. Upon the expiration of the initial term of a franchise agreement, the franchisee generally has an option to renew for an additional term. There is no assurance that franchisees will meet the criteria for renewal or will desire or be able to renew their franchise agreements. If not renewed, a franchise agreement and payments required thereunder will terminate. We may be unable to find a new franchisee to replace such lost revenue. Furthermore, while we will be entitled to terminate franchise agreements following a default that is not cured within the applicable cure period, if any, the disruption to the performance of the stores could materially and adversely affect our business.

Our franchisees could take actions that harm our reputation and reduce our royalty revenue.

While we have franchise agreements in place with our franchisees that provide certain operational requirements, we do not exercise control over the day-to-day operations of our Franchise Stores. Any operational or development shortcomings of our Franchise Stores, including their failure to comply with applicable laws, are likely to be attributed to our system-wide operations in the eyes of consumers and could adversely affect our reputation and have a direct negative impact on the royalty revenue we receive from those stores.

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

RISKS RELATED TO THE FOOD SERVICE BUSINESS

Litigation and publicity concerning food quality, health claims, and other issues can result in liabilities, increased expenses, distraction of management, and can also cause customers to avoid our products, which could adversely affect our results of operations, business and financial condition.

Food service businesses can be adversely affected by litigation and complaints from customers or government authorities resulting from food quality, health claims, allergens, illness, injury or other health concerns or operating issues stemming from one retail location or a number of retail locations. Adverse publicity about these allegations may negatively affect us, regardless of whether the allegations are true, by discouraging customers from buying our products.

Our customers occasionally file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to our stores, or that we have problems with food quality or operations. We are also subject to a variety of other claims arising in the ordinary course of our business, including false advertising claims, personal injury claims, contract claims and claims alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, and we could become subject to class action or other lawsuits related to these or different matters in the future. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage, or for which we are not covered by insurance, could materially and adversely affect our financial condition or results of operations. Any adverse publicity resulting from these allegations may also materially and adversely affect our reputation or prospects, which in turn could adversely affect our results.

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

We are subject to regulations regarding the use of polystyrene products, and several counties in which our stores are located have already banned the use of our polystyrene cups. As more state and local governments take similar actions, we may be subject to further bans on the use of polystyrene cups. Although our new double-walled paper cup is scheduled to be in use by summer of 2013 and is intended to replace our use of polystyrene cups system-wide, a national ban on the use of polystyrene cups could potentially increase our costs and create customer satisfaction issues that could materially and adversely impact our business, financial condition and results of operations.

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

Our stock price may fluctuate significantly.

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

The securities purchase agreement for the sale of shares of the Series B Preferred (the “Securities Purchase Agreement”) and the certificate of designation governing the Series B Preferred (the “Series B Certificate of Designation”) grant certain rights and privileges to the holders of our Series B Preferred in preference to the holders of our common stock.

Under the Securities Purchase Agreement and the Series B Certificate of Designation, the holders of our Series B Preferred are entitled to the following rights and privileges:

•	dividends at a rate of 8% per annum payable quarterly in cash at the option of the Company, increasing to 10% in the event the Company fails to satisfy certain obligations;

•	a liquidation preference prior to the payment of any amount with respect to shares of our common stock;

•	rights to prohibit the Company from, directly or indirectly, taking or agreeing to take certain actions involving a broad array of corporate activities;

•	redemption rights to require us to redeem all or any portion of the outstanding shares of Series B Preferred on or after June 16, 2016; and

•	preemptive rights to purchase a portion of any new securities sold by us, subject to certain exceptions.

These rights and privileges may result in restrictions which could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or could otherwise restrict corporate activities, any of which could have a material adverse impact on our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s corporate headquarters is located at 6475 Christie Avenue, Emeryville, California. This facility is occupied under a lease for approximately 37,000 square feet, at a cost of approximately $1.1 million per year and has a lease term that expires on January 31, 2017.

The Company, including our franchisees, currently operates all of its stores under leases and typically signs five to 15 year leases. The Company does not intend to purchase real estate for any of its sites in the future. The Company believes that the size and flexibility of its format provide it with a competitive advantage in securing sites. At January 1, 2013, the Company served its customers primarily through a combination of Company Stores and Franchise Stores in 28 different states, the District of Columbia, South Korea, Canada, and the Philippines.

	Store Count as of January 1, 2013
	Company Stores	Franchise Stores	Total
United States
Arizona	—	33	33
California	286	111	397
Colorado	—	21	21
Connecticut	—	1	1
District of Columbia	—	2	2
Florida	—	18	18
Georgia	—	1	1
Hawaii	—	33	33
Idaho	—	8	8
Illinois	—	39	39
Indiana	—	4	4
Kentucky	—	3	3
Louisiana	—	3	3
Maryland	—	3	3
Massachusetts	—	3	3
Minnesota	—	9	9
North Carolina	—	4	4
New Jersey	1	8	9
Nevada	—	16	16
New York	14	10	24
Ohio	—	2	2
Oklahoma	—	8	8
Oregon	—	23	23
Pennsylvania	—	2	2
Texas	—	47	47
Utah	—	22	22
Virginia	—	1	1
Washington	—	36	36
Wisconsin	—	2	2

Total in United States	301	473	774

International
Korea	—	21	21
Philippines	—	6	6
Canada	—	8	8

Total International	—	35	35

Totals	301	508	809

As of January 1, 2013, the Company had expanded its JambaGO pre-blended smoothie concept into 404 served locations in 16 states, including 355 K-12 school sites.

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

The closing price per share of Jamba, Inc. common stock as reported on the NASDAQ Global Market on March 1, 2013, was $2.80. Shares of our Series B Preferred are not publicly traded and there is no market for these securities.

The following table sets forth, for the fiscal quarter indicated, the quarterly high and low closing sales prices of our shares of common stock as reported on the NASDAQ Global Market, as applicable, for each quarter during the last two fiscal years.

	Common Stock
	High	Low
2011 First Quarter	2.55	2.02
2011 Second Quarter	2.48	2.05
2011 Third Quarter	2.20	1.29
2011 Fourth Quarter	1.73	1.26
2012 First Quarter	2.21	1.32
2012 Second Quarter	2.10	1.80
2012 Third Quarter	2.84	2.23
2012 Fourth Quarter	2.42	1.82

We have not historically paid any cash dividends on our common stock. We intend to continue to retain earnings, to the extent we have earnings, for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

As of March 1, 2013, there were 102 holders of record of our common stock.

Performance Graph

The following graph compares our cumulative total stockholder return since January 1, 2008 with the cumulative total return of (i) the NASDAQ Composite Index, (ii) the Russell 2000 Index and (iii) Russell MicroCap Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on January 1, 2008 in the case of our common stock and an investment in an index.

	1/1/08	12/30/08	12/29/09	12/28/10	1/3/12	1/1/13
Jamba Inc.	100.00	12.42	45.95	63.51	35.68	60.54
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
Russell MicroCap	100.00	60.22	76.77	98.95	89.77	107.50

ITEM 6. SELECTED FINANCIAL DATA

The table below summarizes the Company’s recent financial information. The historical information was derived from the consolidated financial statements of Jamba, Inc. and subsidiary for the fiscal years ended January 1, 2013, January 3, 2012, December 28, 2010, December 29, 2009 and December 30, 2008. The data set forth below should be read in conjunction with the consolidated financial statements and notes thereto in Item 8 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

(In thousands, except share data and per share amounts)

Statements of Operations Data

	Fiscal Year Ended January 1, 2013	Fiscal Year Ended January 3, 2012 (1)	Fiscal Year Ended December 28, 2010	Fiscal Year Ended December 29, 2009	Fiscal Year Ended December 30, 2008
Revenue:
Company stores	$215,125	$214,837	$254,491	$295,607	$333,784
Franchise and other revenue	13,664	11,597	8,162	6,030	9,106

Total revenue	228,789	226,434	262,653	301,637	342,890

Costs and operating expenses (income):
Cost of sales	50,215	49,503	61,307	72,669	89,163
Labor	63,086	67,868	85,189	100,589	120,251
Occupancy	29,473	31,092	38,561	43,888	44,868
Store operating	33,612	32,847	38,358	38,734	43,714
Depreciation and amortization	11,062	12,463	14,610	18,271	24,717
General and administrative	40,771	37,798	37,262	37,044	48,057
Store pre-opening	604	965	648	516	2,044
Impairment of long-lived assets	711	1,291	2,778	12,639	27,802
Store lease termination and closure	421	721	4,255	1,234	10,029
Trademark and goodwill impairment	—	—	—	—	84,061
Other operating, net	(1,779)	210	(4,292)	(3,840)	3,817

Total costs and operating expenses	228,176	234,758	278,676	321,744	498,523

Income (loss) from operations	613	(8,324)	(16,023)	(20,107)	(155,633)

Other (expense) income:
Gain on derivative liabilities	—	—	—	1,597	7,895
Interest income	61	159	73	404	365
Interest expense	(217)	(473)	(547)	(6,905)	(2,064)

Total other (expense) income	(156)	(314)	(474)	(4,904)	6,196

Income (loss) before income taxes	457	(8,638)	(16,497)	(25,011)	(149,437)
Income tax (expense) benefit	(155)	340	(159)	1,066	274

Net income (loss)	302	(8,298)	(16,656)	(23,945)	(149,163)
Preferred stock dividends and deemed dividends	(2,181)	(2,331)	(4,077)	(1,860)	—

Net loss attributable to stockholders	$(1,879)	$(10,629)	$(20,733)	$(25,805)	$(149,163)

Weighted-average shares used in the computation of loss per share:
Basic	70,699,438	66,310,654	58,711,495	53,632,299	53,252,855
Diluted	70,699,438	66,310,654	58,711,495	53,632,299	53,252,855

Loss per share:
Basic	$(0.03)	$(0.16)	$(0.35)	$(0.48)	$(2.80)
Diluted	$(0.03)	$(0.16)	$(0.35)	$(0.48)	$(2.80)

(1)	Fiscal year ended January 3, 2012 contains the results of operations for 53 weeks.

Selected Balance Sheet Data (at period end)

	January 1, 2013	January 3, 2012	December 28, 2010	December 29, 2009	December 30, 2008
Cash and cash equivalents	$31,486	$19,607	$29,024	$28,757	$20,822
Total assets	93,613	88,293	100,054	125,818	145,720
Note payable	—	—	—	—	22,829
Total liabilities	72,101	68,109	72,112	80,213	105,299
Series B redeemable preferred stock	7,916	17,880	20,554	31,069	—
Total stockholders’ equity	13,596	2,304	7,388	14,536	40,421
Total liabilities and stockholders’ equity	93,613	88,293	100,054	125,818	145,720

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

The following table sets forth operating data that do not otherwise appear in our consolidated financial statements as of and for the fiscal years ended January 1, 2013 and January 3, 2012:

	Fiscal Year Ended
	January 1, 2013	January 3, 2012
Percentage change in Company Store comparable sales(1)	5.1%	4.0%
Total Company Stores	301	307
Total Franchise Stores—Domestic	473	443
Total International Stores	35	19
Total Stores	809	769

(1)	Percentage change in Company Store comparable sales compares the sales of Company Stores during the full fiscal year ended to the sales from the same Company Stores for the equivalent period in the prior year. A Company Store is included in this calculation after its first full fiscal year of operations. Sales from Franchise and International Stores are excluded in the Company Store comparable sales.

The following table sets forth certain data relating to Company Stores, Franchise Stores and International Stores for the periods indicated:

	Fiscal year ended
	January 1, 2013	January 3, 2012	December 28, 2010
Company Stores:
Beginning of year	307	351	478
Company Stores opened	1	9	1
Company Stores closed	(6)	(11)	(23)
Company Stores sold to franchisees	(1)	(42)	(105)

Total Company Stores	301	307	351

	Fiscal year ended
	January 1, 2013	January 3, 2012	December 28, 2010
Franchise Stores—Domestic:
Beginning of year	443	391	260
Franchise Stores opened	39	22	30
Franchise Stores closed	(10)	(12)	(4)
Franchise Stores purchased from Company	1	42	105

Total Franchise Stores—Domestic	473	443	391

	Fiscal year ended
	January 1, 2013	January 3, 2012	December 28, 2010
International Stores:
Beginning of year	19	1	1
International Stores opened	19	18	—
International Stores closed	(3)	—	—

Total International Stores	35	19	1

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

JAMBA, INC. OVERVIEW

Jamba, Inc. through its wholly-owned subsidiary, Jamba Juice Company, is a healthy, active lifestyle brand with a global business driven by a portfolio of company-owned and franchised Jamba Juice® stores, innovative product platforms that utilize our JambaGO® and Jamba Smoothie Station™ formats, and Jamba-branded consumer packaged goods. As a leading “better-for-you,” specialty food and beverage brand, Jamba offers great tasting, whole fruit smoothies, fresh squeezed juices, hot oatmeal, breakfast wraps, bistro sandwiches and mini-wraps, California Flatbreads™, frozen yogurt, and a variety of baked goods and snacks in our restaurants. Jamba Juice Company has expanded the Jamba brand by direct selling of consumer packaged goods (“CPG”) products and licensing its trademark.

Jamba, Inc. was incorporated in January 2005, and went public through an initial public offering later that year. In November 2006, the Company completed its acquisition of Jamba Juice Company, which first began operations in 1990. As of January 1, 2013, there were 809 Jamba Juice stores globally, consisting of 301 Company-owned and operated stores (“Company Stores”), 473 franchise-operated stores (“Franchise Stores”) in the United States, and 35 franchise-operated stores at international locations (“International Stores”).

Fiscal Year

Our fiscal year ends each year on the Tuesday closest to December 31st and therefore we have a 52 or 53 week fiscal year. This is the first fiscal year the Company’s results are being reported on the basis of four 13 week fiscal quarters which result in 12 fiscal periods. In a 53 week fiscal year, the fourth fiscal quarter has 14 weeks. The first and second periods of the fiscal quarters have four weeks each and the third period of each fiscal quarter has five or six weeks. In the prior fiscal years, the first fiscal quarter had sixteen weeks, the second and third quarters had twelve weeks each, and the fourth quarter had twelve or thirteen weeks. Unless otherwise stated, references to years in the report relate to fiscal years rather than to calendar years. The following fiscal periods are presented in this report.

Fiscal Period	Period Covered	Weeks
Fiscal Year 2012	January 4, 2012 to January 1, 2013	52
Fiscal Year 2011	December 29, 2010 to January 3, 2012	53
Fiscal Year 2010	December 30, 2009 to December 28, 2010	52

All references to store counts, including data for new store openings, are reported net of related store closures, unless otherwise noted.

EXECUTIVE OVERVIEW

Key Overall Strategies

During 2012, we accomplished our BLEND Plan 2.0 strategic priorities which continued to accelerate our growth as a healthy, active lifestyle brand. The key strategic priorities of our multi-year BLEND Plan have been focused on the transformation of our brand into a globally recognized lifestyle brand with strategically aligned initiatives aimed at product and menu innovation, engaging marketing programs, strong retail growth in the United States and globally, new formats and store concepts, expansion of our consumer products platform and an ongoing pursuit of new ways to reduce costs and improve productivity.

Our strategic plans to date have provided a strong foundation for accelerated growth and continued progress in transforming the Jamba brand. In 2013, we will focus our resources on initiatives that build total brand value through multi-channel brand building, product and menu innovation, store format and design and leveraging unique partnerships. We believe our BLEND Plan 3.0 provides the blueprint for growing our global footprint and expanding our business model. Therefore, our key strategic priorities for our BLEND Plan 3.0 include:

•	Brand Building and Total Innovation;

•	Lifestyle Engagement;

•	Expand Growth Initiatives;

•	New Products, Partners, Channels and Markets; and

•	Drive Enterprise Efficiencies.

These strategic priorities support our mission to accelerate growth and development of Jamba as a global healthy, active lifestyle brand, offering consumers compelling and differentiated products and experiences at Jamba Juice stores and through other retail distribution channels.

During 2012, we experienced comparable store sales growth over our entire system, resulting in two consecutive fiscal years of Company Store comparable sales growth. Contributing to the increase in comparable store sales was our continued product and menu innovation across all day-parts, engaging marketing programs, and accelerated retail growth across the system.

We opened 59 stores on a global basis, serviced an additional 369 JambaGO locations and launched the Jamba Smoothie Station, our flexible, limited-menu growth concepts. The CPG model has expanded to include direct selling, which allowed us to acquire Talbott Teas and reacquire the product formulation and intellectual property for the Jamba All-Energy Drink from Nestle.  We have begun to expand distribution of the Energy Drink beyond the Northeastern Coast to retailers on the West Coast.

Fiscal 2012 Financial and Operational Summary

•	Net income was $0.3 million compared to a net loss of $(8.3) million for the prior year. It marks the first time Jamba has recorded annual net income since becoming a public company.

•	Company Stores comparable sales increased 5.1% for the year compared to the prior year, reflecting a second consecutive fiscal year comparable store sales growth.

•	Both system-wide and Franchise Store comparable sales increased 5.1% for the year compared to the prior year. System-wide and Franchise Store comparable store sales are non-GAAP financial measures and represent the change in year-over-year sales for all Company and Franchise Stores (system-wide) and for all Franchise Stores, respectively, opened for at least one full fiscal year.

•	Total revenue for the year increased 1.0% to $228.8 million from $226.4 million for the prior year, primarily due to the 5.1% increase in system-wide comparable store sales and increased CPG branded product revenues, partially offset by customer value-price promotions and the approximately $3.6 million effect of 52 weeks in fiscal 2012 compared to 53 weeks in fiscal 2011.

•	General and administrative expenses were $40.8 million for the year compared to $37.8 million for the prior year.

•	39 new Franchise Stores and one new Company Store were opened in the U.S. during fiscal 2012, bringing total store count in the U.S. to 774 stores, of which 473 are Franchise Stores and 301 are Company Stores.

•	Jamba’s master developer in South Korea opened six stores, our master developer in Canada opened eight stores and our master developer in the Philippines opened five stores.

•	369 new JambaGO locations were opened, bringing our total number of locations served to 404.

Fiscal 2012 Highlights

Our fiscal 2012 accomplishments were based on our BLEND Plan 2.0 strategic priorities that accelerated our growth as a healthy lifestyle brand through product innovation, engaging marketing programs, accelerated retail growth in the United States and internationally, expansion of our consumer package goods platform and our ongoing pursuit of new ways to reduce cost and improve productivity.

Make Jamba a Top of Mind Healthy Food and Beverage Brand

During fiscal 2012, sales at system-wide Jamba Juice Stores open more than one full fiscal year increased 5.1% reflecting increases of 5.1% for Company Stores and for Franchise Stores compared to the prior year. For Company Stores, this increase resulted in two consecutive full fiscal years of Company Store comparable sales growth. The increase in Company Store comparable sales during fiscal 2012 was largely attributable to an average check increase, increased traffic for all day-parts and more engaging marketing promotions.

In order to deepen the education and nutritional expertise available to consumers in our stores, we launched a “Master of Blending Arts” (MBA) program during fiscal 2012. We have perfected the program for a system wide rollout in 2013.We believe the program has elevated the customer experience of Jamba as a premier provider of healthy lifestyle products by enhancing our team members’ knowledge in product nutrition, the benefits of juice and juicing, and their expertise in custom beverage creation.

Product innovation during fiscal 2012 resulted in the introduction of new menu items that are more relevant and habitual to the consumer. The new products we launched during the fiscal year include our line of Fit ‘n Fruitful™ smoothies made with a Lean Advantage Boost; our Make It Light™ versions of our top 10 classic smoothie beverages; our three new fresh squeezed juice blend beverages and our line of toasted bistro sandwiches. A Fit’n Fruitful smoothie is a meal substitute with balanced nutrition that provides a good source of fiber and essential vitamins and minerals, as well as two servings of real, whole fruit. The Make It Light smoothies contain one-third fewer calories, carbohydrates and sugar than the original recipes. We also launched our new juice bar concept, which introduces an additional six fresh fruit and vegetable ingredients (kale, beet, lemon, ginger, apple and pineapple) at our flagship stores in Emeryville and Santa Monica locations in California. Our food line-up continues to grow and includes toasted bistro sandwiches made with premium ingredients on artisan breads, are designed to pair with our smoothies.

In November 2012, we participated in our first ever major theatrical motion picture partnership with Summit Entertainment, a LIONSGATE® company, for the release of its fifth installment of the Twilight Saga film franchise, “The Twilight Saga: Breaking Dawn – Part 2.” We designed special activities to engage fans, including special screenings and social-media promotions. Additionally, we created a Limited Time Only movie-themed smoothie, Berry Bitten™ for fans to enjoy during the promotion period.

In January 2013, we launched our first kids-focused offerings, the Jamba Kids™ Meals. During 2012, we designed our new kids’ meals in partnership with the Jamba Healthy Living Council and the design was based on the U.S. Department of Agriculture's MyPlate dietary guidelines.

Embody a Healthy, Active Lifestyle

We implemented various marketing promotions and consumer communications including value offerings, targeted discounts, sampling, improved messaging focusing on the better-for-you qualities of our menu offerings, and expanding our social media and community activities to further drive consumer awareness and customer usage frequency. We successfully completed our second year of our “Team Up for a Healthy America™” campaign, which was established in 2011 to help raise awareness of our nation’s obesity epidemic and encourage healthy, active lifestyle.

As part of raising awareness, we developed relevant programs and entered into partnerships with a variety of individuals and organizations with healthy lifestyle objectives. The Organic Center, the leading research and education institute focused on the science of organic food and farming, along with other partners including the WNBA, National PTA, USA Water Polo, the Golden State Warriors and nutrition expert Tara Gidus, supported our annual Team Up for a Healthy America™ program. We were the “Official Blended Fruit Beverage and Smoothie” sponsor of seven events in the popular Rock’n’Roll Marathon series, organized by Competitor Group, Inc., a leading active lifestyle sports media and event entertainment company. In addition, the Jamba® Healthy Living Council (the “Council”) was established with the goal to provide consumers with useful, practical information to help them live a healthier lifestyle. The Council is comprised of nationally renowned nutrition and dietary experts who work with Jamba to create healthy living education materials, online content for Jamba’s website, develop school nutrition outreach initiatives, advise management on nutrition trends, and provide input on new menu concepts and healthy choice options as we continue to evolve our product line.

In August 2012, we formed a strategic relationship with the Global Green USA’s Coalition Recovery (CoRR), an industry working group dedicated to accelerating waste diversion programs. Our alliance with CoRR is helping us to reduce waste and energy consumption and increase use of more environmentally friendly materials. We have been collaborating with CoRR during our work to phase out the use of polystyrene cups, currently used for cold beverages, during 2013.

We remain focused on opportunities to develop our beverage and food portfolio in order to optimize each of the offerings across all day-parts, and to refine our promotional and communication efforts to make Jamba a top-of-mind healthy food and beverage brand that offers consumers solutions for leading a healthy, active lifestyle.

Accelerate Global Retail Growth

We accelerated the growth of our restaurant concept primarily through the development of new Franchise Stores. We believe a more heavily franchised business model requires less capital investment and reduces the volatility of cash flow performance over time. Jamba Juice store locations at the end of fiscal 2012 were comprised of approximately 37% Company Store locations and 63% Franchise and International Store locations globally. At the end of fiscal 2011, Jamba Juice store locations were comprised of approximately 40% Company Store locations and 60% Franchise and International Store locations. As of January 1, 2013, we have 809 Jamba Juice stores, globally, represented by 301 Company Stores, 473 Franchise Stores in the United States, and 35 International Stores. We expect to open 60 to 80 U.S. and international store locations in fiscal 2013 primarily through franchises. The actual number of openings may differ from our expectations due to various factors, including franchisee access to capital and economic conditions.

Domestic

In fiscal 2012, franchisees in the United States also developed and opened 39 new Franchise Stores, including eight traditional stores and 31 non-traditional stores. Our new store openings are consistent with our initiative to launch flexible, non-traditional franchise formats in travel hubs, grocery outlets, malls and colleges and universities.

In July 2012, two Jamba Juice stores were opened in Washington D.C. by International tennis star and Jamba franchise owner and spokesperson, Venus Williams. Ms. Williams is a member of the Washington Kastles, a Washington, D.C. professional tennis team and is a long-time philanthropist and supporter of academic enrichment and sports programs in the Washington, D.C. area. We also announced expansion plans into five new markets and five existing markets with new and existing franchise partners, to develop a total of 32 new Jamba Juice store locations in ten states, including New York, Wisconsin, Kentucky, California and Connecticut over the next five to seven years.

Additionally, in November 2012, we announced our intent to expand throughout our home state of California with a growth plan that includes the opening of up to 120 new Jamba Juice stores in select territories across Northern, Central and Southern California over the next six-to-seven years. We intend to enter into multi-store development agreements with existing and new franchise partners.

In fiscal 2012, we launched two new flexible formats, JambaGO and Jamba Smoothie Station. JambaGO uses a low-capital and low-labor self-serve machine format and can be used for venues such as K-12 schools and college campuses. The Jamba Smoothie Station concept has a limited menu and uses pre-portioned fruit and yogurt to produce smoothies comparable to our traditional stores and can be used in entertainment venues, college campuses and other venues. As of January 1, 2013, there were 404 JambaGO locations served and 14 Jamba Smoothie Stations opened.

International

We have experienced significant growth in the number of stores in our international markets during the year. In South Korea, our master developer, SPC Group, opened six stores during 2012. Our master developer in the Philippines, Max’s Group of Companies, opened five stores, and our master developer in Canada, Canadian Juice Corp., opened eight stores during the year. A total of three International Stores closed in the year, resulting in a total of 35 International Stores as of the end of January 1, 2013.

In addition, we plan to partner with Canadian Juice Corp., on the introduction of the new JambaGO and Smoothie Station formats in the Canadian market in 2013. We believe these new formats will enable a more rapid expansion, and will strengthen brand awareness and loyalty in the Canadian market.

Our brand and products have international appeal and we continue to engage in discussions with other potential partners regarding the expansion of Jamba Juice stores into new international markets. The success of further international expansion will depend on, among other things, local acceptance of the Jamba Juice concept and menu offerings, and our ability to attract qualified franchise partners.

Build a Global CPG Platform in Jamba-Relevant Categories

Jamba’s CPG business model successfully shifted from utilizing only a third party licensing structure to one that combines both licensing and direct selling, which allowed Jamba to secure greater control over product development, production, distribution, sales and profit.  In February 2012, we acquired Talbott Teas, a Chicago-based boutique, premium tea company. The founder of Talbott Teas, certified master tea blender, Shane Talbott, joined us as Vice President, Innovations. In addition, we acquired the product formulation and intellectual property of our Jamba All–Energy Drink from Nestle and have initiated the expansion of its distribution beyond the Northeastern markets to the West Coast.

We commercialized 12 new SKUs, including two additional varieties of the Jamba-branded make-at-home frozen smoothie kits, two Multigrain Crisps, two varieties of Apple Chips, four varieties of Wraps and two varieties of Panini Sandwiches. We had approximately 40 individual Jamba SKUs at retail distribution points across all 50 states. We believe extending the Jamba brand into mass retail by continued development of our CPG platform provides significant growth opportunities. Therefore, we continue to evaluate and meet with potential licensees regarding new product categories that leverage our core brand strength.

Our CPG products will help extend brand accessibility, offer additional product solutions and increase usage occasions. We plan to build a global CPG platform in Jamba-relevant categories and to reinforce Jamba as a healthy, active lifestyle brand with products that are better-for-you, convenient and portable.

Pursue New Ways to Reduce Costs and Drive Productivity

We continue to experience improvements in cost of sales, labor and store operating expenses, as well as leverage in our fixed costs, as a result of our comparable sales growth. We were able to improve Company Store financial performance by continuing to reduce labor expenses through operational efficiencies, leveraging technology, improving labor planning, and by implementing initiatives to lower costs of goods and mitigate waste. Although we have been experiencing commodity pricing pressure, primarily in the areas of dairy and fuel, we continue to focus on cost savings to mitigate such cost increases.

In our drive to increase productivity, we formed an alliance with Systems Services of America (“SSA”) for service in the West Coast of the United States. The alliance is expected to reduce costs and increase productivity through access to value-added resources and technology. We anticipate improved supply chain efficiencies and enhanced services to our existing Jamba store locations. In addition, this alliance will facilitate rapid supply chain distribution solutions as we expand into new territories to pursue future growth opportunities.

We continue to extend the benefits of our cost saving initiatives to Franchise Stores with the goal of improving store-level economics for our franchisees. As a result, franchisees continue to receive the benefit of our negotiated volume rates with suppliers and vendors. The combination of increased sales and continued cost and expense management improvements are expected to drive better store-level economics for Company Stores and Franchise Stores.

We continued to manage our general and administrative expenses. We will continue to explore new ways to reduce costs and drive productivity, for example, by strategically leveraging new technology, implementing process improvements and other available means.

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

Our accounting policies are more fully described in Note 1 “Business and Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements,” included elsewhere in this Form 10-K. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing the consolidated financial statements.

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

Intangible Asset Impairment

Goodwill

We evaluate goodwill for impairment on an annual basis during our fourth fiscal quarter, or more frequently if circumstances, such as material deterioration in performance, indicate carrying values may exceed their fair values. The goodwill impairment analysis is a two-step process: First, the reporting unit’s estimated fair value is compared to its carrying value, including goodwill. If we determine that the estimated fair value of the reporting unit is less than its carrying value, we move to the second step to determine the implied fair value of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its fair value, an impairment loss is recognized.  In September 2011, the FASB issued new guidance allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit.  If impairment is deemed more likely than not, management would perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required.  We apply the qualitative approach when appropriate.   When reviewing goodwill for impairment, we assess whether goodwill should be allocated to operating levels lower than our single operating segment for which discrete financial information is available and reviewed for decision-making purposes. These lower levels are referred to as reporting units. Currently, our one reporting unit was determined to be the Company’s one operating segment.

Other Intangible Assets

We evaluate intangible assets not subject to amortization for impairment on an annual basis during our fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We perform our test for impairment on trademarks by comparing the fair value of the trademarks to their carrying amounts. An impairment loss is generally recognized when the carrying amount of the trademarks exceeds the fair value. The fair value of trademarks was estimated using the income approach, which is based on assumptions about future cash flows resulting from our franchise, license agreements and acquired businesses.

Intangible assets subject to amortization (primarily franchise agreements, reacquired franchise rights and a favorable lease portfolio intangible asset recognized in the purchase of Jamba Juice in 2006 and acquired customer relationships) are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Intangible assets are amortized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. Estimated useful lives for the franchise agreements are 13.4 years. The useful life of reacquired franchise rights is the remaining term of the respective franchise agreement. The useful life of the favorable lease portfolio intangible is based on the related lease term.

Jambacard Revenue Recognition

We sell our jambacards to our customers in our retail stores and through our website at www.jambajuice.com. Our jambacards do not have an expiration date. We recognize income from jambacards when (i) the jambacard is redeemed by the customer or (ii) the likelihood of the jambacard being redeemed by the customer is remote (also referred to as “breakage”), and we determine that we do not have a legal obligation to remit the value of unredeemed jambacards to the relevant jurisdictions. We determine the jambacard breakage amount based upon historical redemption patterns. We have concluded that after three years of inactivity the likelihood of redemption becomes remote, and we recognize breakage at that time. Jambacard breakage income is included in other operating, net in the consolidated statements of operations. If the historical redemption pattern changes, our financial statements could be materially affected.

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

A valuation allowance is provided for deferred tax assets when it is “more likely than not” that some portion of the deferred tax asset will not be realized. Because of our recent history of operating losses, we believe the recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, have maintained a full valuation allowance against our deferred tax assets as of January 1, 2013.

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

These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility and the expected life of the award. The risk-free rate of interest is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. Expected dividends are zero based on history of not paying cash dividends on our common stock. Expected volatility is based on a100% of historic daily stock price observations of our common stock since our inception during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. We make assumptions for the number of awards that will ultimately not vest (“forfeitures”) in determining the share-based compensation expense for these awards. We use historical data to estimate expected employee behaviors related to option forfeitures. We apply the guidance provided by the SEC Staff Accounting Bulletin No. 110 to determine expected life. Currently, there is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models or assumptions, nor is there a means to compare and adjust the estimates to actual values, except for annual adjustments to reflect actual forfeitures.

The fair value of restricted stock units is determined based on our closing stock price on the date of grant. The restricted stock units granted to employees typically vest and become unrestricted three years after the date of grant. The restricted stock units granted to non-employee directors typically vest and become unrestricted one year after the date of grant. Share-based compensation expense is recognized ratably over the vesting periods for restricted stock units.

RESULTS OF OPERATIONS

The discussion that follows should be read in conjunction with the consolidated financial statements and notes thereto. Our consolidated results of operations for fiscal 2012, 2011 and 2010 are summarized below.

(In thousands, except share data and per share amounts)

	Year ended January 1, 2013	%(1)	Year ended January 3, 2012	%(1)	Year ended December 28, 2010	%(1)
Revenue:
Company Stores	$215,125	94.0%	$214,837	94.9%	$254,491	96.9%
Franchise and other revenue	13,664	6.0%	11,597	5.1%	8,162	3.1%

Total revenue	228,789	100.0%	226,434	100.0%	262,653	100.0%

Costs and operating expenses (income):
Cost of sales	50,215	23.3%	49,503	23.0%	61,307	24.1%
Labor	63,086	29.3%	67,868	31.6%	85,189	33.5%
Occupancy	29,473	13.7%	31,092	14.5%	38,561	15.2%
Store operating	33,612	15.6%	32,847	15.3%	38,358	15.1%
Depreciation and amortization	11,062	4.8%	12,463	5.5%	14,610	5.6%
General and administrative	40,771	17.8%	37,798	16.7%	37,262	14.2%
Store pre-opening	604	0.3%	965	0.4%	648	0.2%
Impairment of long-lived assets	711	0.3%	1,291	0.6%	2,778	1.1%
Store lease termination and closure.	421	0.2%	721	0.3%	4,255	1.6%
Other operating, net	(1,779)	(0.8)%	210	0.1%	(4,292)	(1.6)%

Total costs and operating expenses	228,176	99.7%	234,758	103.7%	278,676	106.1%

Income (loss) from operations	613	0.3%	(8,324)	(3.7)%	(16,023)	(6.1)%

Other income (expense):
Interest income	61	0.0%	159	0.1%	73	0.0%
Interest expense	(217)	(0.1)%	(473)	(0.2)%	(547)	(0.2)%

Total other expense, net	(156)	(0.1)%	(314)	(0.1)%	(474)	(0.2)%

Income (loss) before income taxes	457	0.2%	(8,638)	(3.8)%	(16,497)	(6.3)%
Income tax benefit (expense)	(155)	(0.0)%	340	0.2%	(159)	(0.1)%

Net income (loss)	$302	0.2%	$(8,298)	(3.6)%	$(16,656)	(6.4)%
Preferred stock dividends and deemed dividends	(2,181)	(1.0)%	(2,331)	(1.0)%	(4,077)	(1.5)%

Net loss attributable to common stockholders	$(1,879)	(0.8)%	$(10,629)	(4.6)%	$(20,733)	(7.9)%

Weighted-average shares used in the computation of loss per share:
Basic	70,699,438		66,310,654		58,711,495
Diluted	70,699,438		66,310,654		58,711,495
Loss per share:
Basic	$(0.03)		$(0.16)		$(0.35)
Diluted	$(0.03)		$(0.16)		$(0.35)

(1)  Cost of sales, labor, occupancy and store operating expense percentages are calculated using Company Stores revenue. All other line items are calculated using Total revenue. Certain percentage amounts do not sum to total due to rounding.

Revenue

(in 000s)

	Year Ended January 1, 2013	% of Total Revenue	Year Ended January 3, 2012	% of Total Revenue	Year Ended December 28, 2010	% of Total Revenue
Revenue:
Company Stores	$215,125	94.0%	$214,837	94.9%	$254,491	96.9%
Franchise and other revenue	13,664	6.0%	11,597	5.1%	8,162	3.1%

Total revenue	$228,789	100.0%	$226,434	100.0%	$262,653	100.0%

Fiscal Year 2012 to Fiscal Year 2011

Total revenue for the fiscal 2012 was $228.8 million, an increase of $2.4 million or 1.0%, compared to $226.4 million for fiscal 2011. Total revenue is comprised of revenue from Company Stores, royalties and fees from Franchise Stores in the U.S. and at International locations, license income from sales of Jamba-branded CPG products and sales of consumer packaged goods.

Company Store revenue

Company Store revenue for fiscal 2012 was $215.1 million, an increase of $0.3 million or 0.1% compared to $214.8 million for fiscal 2011. The increase in Company Store revenue is primarily due to the increase in comparable store sales, partially offset by a net reduction in Company Stores due to the refranchising initiative, and there being one fewer week in the 52 week period ended January 1, 2013 compared to the 53 week period ended January 3, 2012, and as illustrated by the following table:

Company Store Increase in Revenue (in 000’s)
2012 vs. 2011
Company Store comparable sales increase	$10,203
Reduction in the number of Company Stores, net	(6,296)
Due to one less week in fiscal 2012(1)	(3,619)
Total change in Company Store revenue	$288

(1)	Calculated by exclusion of Company Store revenue for the one additional week in fiscal 2011.

 Company Store comparable sales increased $10.2 million in fiscal 2012, or 5.1%, attributable to an increase of 2.5% in transaction count and 2.6% in average check. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least one full fiscal year. As of January 1, 2013, 99.7% of our Company Stores had been open for at least one full fiscal year. The percentage change in Company Store comparable sales compares the sales of Company Stores during fiscal 2012 to the sales from the same Company Stores for the equivalent prior year period.

Franchise and other revenue

  Franchise and other revenue in fiscal 2012 was $13.7 million, an increase of $2.1 million, or 17.8%, compared to franchise and other revenue of $11.6 million in fiscal 2011 primarily due to an increase in CPG income and the net increase in the number of Franchise and International Stores.

 The number of Franchise Stores and International Stores grew to 508 as of January 1, 2013 compared to 462 as of January 3, 2012.

Fiscal Year 2011 to Fiscal Year 2010

Total revenue for fiscal 2011 was $226.4 million, a decrease of $36.3 million, or 13.8%, compared to $262.7 million for the prior year. Total revenue is comprised primarily of revenue from Company Stores, royalties and fees from Franchise Stores in the U.S. and at International locations, and license income from sale of Jamba-branded CPG products.

Company Store revenue

Company Store revenue in fiscal 2011 was $214.8 million, a decrease of $39.7 million, or 15.6%, compared to Company Store revenue in fiscal 2010 of $254.5 million. The decrease in Company Store Revenue was due primarily to a net decrease of 44 Company Stores operating since the prior year period, which includes opening nine new Company Stores, closing 11 Company Stores (nine through natural lease expiration and two through early termination) and refranchising 42 Company Stores in connection with our refranchising initiative, partially offset by the increase in Company Store comparable sales and the sales effect of the 53rd week in fiscal 2011, as illustrated by the following table:

Company Store Decrease in Revenue (in 000s)
2011 vs. 2010
Reduction in number of Company Stores, net	$(51,171)
Company Store comparable sales increase	7,899
Effect of the 53rd week in FY 2011	3,619

Total change in Company Store Revenue	$(39,653)

Company Store comparable sales increased $7.9 million in 2011, or 4.0%, attributable to an increase of 4.8% in average check, partially offset by a decrease of 0.8% in transaction count as compared to the prior year. The effect of the fifty third week in fiscal 2011 was additional sales of $3.6 million. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least one full fiscal year. At the end of fiscal 2011, approximately 97% of our Company Stores base had been open for at least one full fiscal year.

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

Cost of sales

Fiscal Year 2012 to Fiscal Year 2011

Cost of sales is mostly comprised of fruit, dairy, and other products used to make smoothies and juices, paper products, costs related to managing our procurement program and vendor rebates. As a percentage of Company Store revenue, cost of sales increased to 23.3% in fiscal 2012, compared to 23.0% in fiscal 2011. The increase of cost of sales as a percentage of Company Store revenue was primarily due to increases in commodity costs (approximately 0.6%), partially offset by a net favorable product mix shift (approximately 0.3%). Cost of sales for fiscal 2012 was $50.2 million, an increase of $0.7 million, or 1.4%, compared to $49.5 million for fiscal 2011. The increase in cost of sales was primarily due to an increase in sales.

Fiscal Year 2011 to Fiscal Year 2010

Cost of sales in fiscal 2011 was $49.5 million, a decrease of $11.8 million, or 19.3%, compared to $61.3 million for the prior year. Our refranchising initiative resulted in a decrease in Company Stores and the related costs and expenses to operate, manage, and support these refranchised Company Stores. As a percentage of Company Store revenue, costs of sales decreased to 23.0% for fiscal 2011 compared to 24.1% for the prior year. The decrease of cost of sales as a percentage of Company Store revenue was primarily due to improved commodity management (approximately 2.4%) partially offset by product shift mix (approximately 0.8%) and increased commodity costs (approximately 0.6%). Vendor rebates offset the costs of managing our procurement program.

Labor

Fiscal Year 2012 to Fiscal Year 2011

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. As a percentage of Company Store revenue, labor costs decreased to 29.3% in fiscal 2012, compared to 31.6% in fiscal 2011. The 2.3% decrease of labor costs as a percentage of Company Store revenue was primarily due to labor efficiencies, improved sales volumes and more effective wage management achieved through a smaller, more geographically concentrated Company Store base. Labor costs for fiscal 2012 were $63.1 million, a decrease of $4.8 million, or 7.0%, compared to $67.9 million for fiscal 2011. Our refranchising initiative resulted in a decrease in the number of Company Stores and the related labor costs and expenses to operate, manage, and support these refranchised Company Stores. In addition, the change from a 53 week fiscal 2011 to a 52 week fiscal 2012 resulted in a decrease in Company Stores labor costs attributed to the period.

Fiscal Year 2011 to Fiscal Year 2010

Labor costs in fiscal 2011 were $67.9 million, a decrease of $17.3 million or 20.3%, compared to $85.2 million for the prior year. Our refranchising initiative resulted in a decrease in Company Stores and the related costs and expenses to operate, manage, and support these refranchised Company Stores. As a percentage of Company Store revenue, labor costs decreased to 31.6% for fiscal 2011 compared to 33.5% for the prior year. The decrease of labor costs as a percentage of Company Store revenue was primarily due to improvements in hourly labor from effective wage management and improved productivity (approximately 3.2%), partially offset by increased employee benefits resulting from performance based bonus payments and increased health costs (approximately 1.2%).

Occupancy

Fiscal Year 2012 to Fiscal Year 2011

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes, licenses and property insurance for all Company Store locations. As a percentage of Company Store revenue, occupancy costs decreased to 13.7% in fiscal 2012, compared to14.5% in fiscal 2011. The decrease in occupancy costs as a percentage of Company Store revenue was primarily due to the impact of leverage as a result of the increase in Company Store comparable sales (approximately 0.8%). Occupancy costs for fiscal 2012 were $29.5 million, a decrease of $1.6 million, or 5.2%, compared to $31.1 million for fiscal 2011. Our refranchising initiative resulted in a decrease in the number of Company Stores and the related occupancy costs and expenses to operate, manage, and support these refranchised Company Stores. In addition, the change from a 53 week fiscal 2011 to 52 week fiscal 2012 resulted in a decrease in Company Stores occupancy costs attributed to the period.

Fiscal Year 2011 to Fiscal Year 2010

Occupancy costs in fiscal 2011 were $31.1 million, a decrease of $7.5 million, or 19.4%, compared to $38.6 million for the prior year. Our refranchising initiative resulted in a decrease in Company Stores and the related costs and expenses to operate, manage, and support these refranchised Company Stores. As a percentage of Company Store revenue, occupancy costs decreased to 14.5% for fiscal 2011 compared to 15.2% for the prior year. The decrease in occupancy costs as a percentage of Company store revenue was primarily due to the impact of leverage resulting from the increase in Company Store comparable sales.

 Store operating

Fiscal Year 2012 to Fiscal Year 2011

Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses. As a percentage of Company Store revenue, total store operating expenses increased to 15.6% in fiscal 2012, compared to 15.3% in fiscal 2011. The increase in total store operating expenses as a percentage of Company Store revenue was primarily due to increased marketing expenses (approximately 0.6%). Total store operating expenses for fiscal 2012 were $33.6 million, an increase of $0.8 million, or 2.3%, compared to $32.8 million for fiscal 2011, and the increase is primarily due to the aforementioned marketing expenses.

Fiscal Year 2011 to Fiscal Year 2010

Total store operating expenses in fiscal 2011 were $32.8 million, a decrease of $5.6 million, or 14.4%, compared to $38.4 million for the prior year. Our refranchising initiative resulted in a decrease in Company Stores and the related costs and expenses to operate, manage, and support these refranchised Company Stores. As a percentage of Company Store Revenue, total store operating expenses increased to 15.3% for fiscal 2011 compared to 15.1% for the prior year. The increase in total store operating expenses as a percentage of Company Store revenue was primarily due to an increase in marketing expense (approximately 0.3%) and increased credit card usage as a percentage of Company Store sales (approximately 0.2%) partially offset by reduced repair costs (approximately 0.2%).

Depreciation and amortization

Fiscal Year 2012 to Fiscal Year 2011

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. As a percentage of total revenue, depreciation and amortization decreased to 4.8% in fiscal 2012, compared to 5.5% in fiscal 2011. The decrease in depreciation and amortization as a percentage of total revenue was primarily due to the impact of leverage as a result of the increase in Company Store comparable sales (approximately 0.3%), certain assets becoming fully depreciated and the net reduction in the number of Company Stores. Depreciation and amortization for fiscal 2012 was $11.1 million, a decrease of $1.4 million, or 11.2%, compared to $12.5 million for fiscal 2011. The decrease is primarily due to the reduction in carrying value of Company Store fixed assets.

Fiscal Year 2011 to Fiscal Year 2010

Depreciation and amortization in fiscal 2011 was $12.5 million, a decrease of $2.1 million, or 14.7%, compared to $14.6 million for the prior year. Our refranchising initiative resulted in a decrease in Company Stores and related assets, resulting in a reduction in the carrying value of Company Store fixed assets. As a percentage of total revenue, depreciation and amortization is essentially flat at 5.5% for fiscal 2011 as compared to 5.6% for the prior year. Depreciation and amortization as a percentage of total revenue reflected the impact of leverage due to the increase in Company Store comparable sales (approximately 0.3%), partially offset by investments in technology infrastructure (approximately 0.3%).

General and administrative

Fiscal Year 2012 to Fiscal Year 2011

General and administrative (“G&A”) expenses include costs associated with our corporate headquarters in Emeryville, CA, field supervision, bonuses, outside and contract services, accounting and legal fees, travel and travel-related expenses, share-based compensation and other. As a percentage of total revenue, G&A expenses increased to 17.8% in fiscal 2012, compared to 16.7% in fiscal 2011. Total G&A expenses for fiscal 2012 were $40.8 million, an increase of $3.0 million, or 7.9%, compared to $37.8 million for fiscal 2011. The increase of total G&A expenses was primarily due to costs resulting from accelerated investment in new and expanded growth initiatives (approximately $2.3 million), the increase in expenses for our semi-annual performance related incentives (approximately $1.3 million), and increased non-cash share-based compensation (approximately $0.8 million), partially offset by the decrease in litigation charges (approximately $1.0 million) and the change to 52 weeks in fiscal 2012 compared to 53 weeks in fiscal 2011 (approximately $0.5 million).

Fiscal Year 2011 to Fiscal Year 2010

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

Store pre-opening

Fiscal Year 2012 to Fiscal Year 2011

Store pre-opening costs are primarily expenses incurred for training new store personnel, pre-opening marketing and pre-opening rent. Store pre-opening costs in fiscal 2012 were $0.6 million, a decrease of $0.4 million, or 37.4%, compared to $1.0 million for the prior year. The decrease in expense is primarily due to the opening of one new Company Store in fiscal 2012 and lower per unit costs associated with the opening of 39 new Franchise Stores and 19 new International Stores in fiscal 2012 as compared to the prior year, when nine new Company Stores, 22 new Franchise Stores and 18 new International Stores were opened.

Fiscal Year 2011 to Fiscal Year 2010

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

Fiscal Year 2012 to Fiscal Year 2011

Impairment of long-lived assets in fiscal 2012 was $0.7 million, a decrease of $0.6 million, or 44.9%, compared to $1.3 million in fiscal 2011. The decrease of impairment charge for long-lived assets was primarily due to fewer underperforming stores that had not been previously impaired compared to the prior year.

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

Fiscal Year 2012 to Fiscal Year 2011

Store lease termination and closure costs were $0.4 million in fiscal 2012, a decrease of $0.3 million, or 41.6%, compared to $0.7 million for the prior year. The decrease of store lease termination and closure costs reflected the closing of six Company Stores, at or near the natural expiration of their leases in fiscal 2012. During fiscal 2011, we closed 11 Company Stores, and two were closed prior to their respective lease expiration dates. Lease obligations are payable through 2023.

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

Other operating, net

Fiscal Year 2012 to Fiscal Year 2011

Other operating, net consists primarily of gain or loss on disposals, income from jambacard breakage, store lease termination, and closure costs, jambacard-related fees, and expenses related to our franchise and consumer packaged goods activities. For fiscal 2012, other operating, net was $1.8 million of income, compared to expense of $0.2 million for fiscal 2011. The increase in income of $2.0 million is primarily due to lower loss on disposal of fixed assets as sale of Company Stores pursuant to our refranchising initiative ended in April 2011 (approximately $1.4 million), a reduction in international franchise expense (approximately $0.6 million), gain on sale of our investment in our Hawaiian joint venture (approximately 0.5 million) and an increase in jambacard breakage income for fiscal 2012, net of franchise-related jambacard fees and other related expense (approximately $0.3 million), partially offset by an increase in expenses related to our CPG business (approximately $0.3 million) and an increase in JambaGO related expense (approximately $0.3 million).

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

Interest expense

Fiscal Year 2012 to Fiscal Year 2011

Interest expense in fiscal 2012 was $0.2 million compared to $0.5 million in fiscal 2011 primarily due to lower lease termination obligations. In addition, during fiscal 2012 and fiscal 2011, we paid cash dividends on the Series B Preferred Stock totaling $1.3 million and $1.6 million, respectively. During the third quarter of fiscal 2012, holders of 93,500 shares of outstanding Series B-1 Preferred Stock and 2,000 shares of outstanding Series B-2 Preferred Stock converted such stock into an aggregate of 9,550,000 shares of common stock resulting in related accelerated accretion charges or deemed dividends of $0.7 million.

Fiscal Year 2011 to Fiscal Year 2010

Interest expense in fiscal 2011 and 2010 was $0.5 million and relates primarily to leasing arrangements and obligations recorded as a result of early lease terminations.

During fiscal 2011 and 2010, we paid cash dividends on the Series B Preferred Stock totaling $1.6 million and $2.3 million, respectively. This amount is recorded in stockholders’ equity.

Income tax (expense) benefit

Fiscal Year 2012 to Fiscal Year 2011

Income tax expense in fiscal 2012 was $(0.2) million  compared to an income tax benefit of $0.3 million for the prior year. The increase in income tax expense was primarily due to the change in valuation allowance related to deductible temporary differences originating during the current year, the alternative minimum taxes and foreign withholding taxes. We started to have U.S. taxable income in fiscal 2012 and due to the net operating loss carryforwards which can offset regular taxable income, we began to be subject to the alternative minimum taxes. The increase in foreign withholding taxes was primarily due to the increase in our franchise and royalty income in the foreign countries in fiscal 2012.

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

System-wide comparable store sales, a non-GAAP financial measure, represents the change in year-over-year sales for all Company and Franchise Stores opened for at least one full fiscal year and are based on sales by both company-owned and domestic franchise-operated stores, as reported by franchisees, which are in the store base. System-wide comparable store sales do not include International Stores and JambaGO locations.

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

Management reviews the increase or decrease in Company Store comparable store sales, Franchise Store comparable sales and system-wide comparable sales compared with the same period in the prior year to assess business trends and make certain business decisions. The Company believes that Franchise Store comparable sales and system-wide comparable sales data, non-GAAP financial measures, are useful in assessing the overall performance of the Jamba brand and, ultimately, the performance of the Company.

The following table sets forth operating data that do not otherwise appear in our consolidated financial statements as of and for the 52 week period ended January 1, 2013 and the 53 week period ended January 3, 2012:

	52 Week Period Ended	53 Week Period Ended
	January 1, 2013	January 3, 2012
Percentage change in Company Store comparable sales(1)	5.1%	4.0%
Percentage change in Franchise Store comparable sales(2)	5.1%	3.4%
Percentage change in system-wide comparable sales(2)	5.1%	3.7%
Total Company Stores	301	307
Total Franchise Stores	473	443
Total International Stores	35	19
Total JambaGO Served Locations	404	35

(1)	Percentage change in Company Store comparable sales compares the sales of Company Stores during fiscal year 2012 to the sales from the same Company Stores for fiscal year 2011. A Company Store is included in this calculation after its first full fiscal year of operations. Sales from Franchise and International Stores are not included in the Company Store comparable sales.

(2)	Percentage change in system-wide comparable sales compares the combined sales of Company and Franchise Stores during fiscal year 2012 to the combined sales from the same Company and Franchise Stores for the fiscal year 2011. A Company or Franchise Store is included in this calculation after its first full fiscal period of operations. System-wide comparable store sales do not include International Stores and JambaGO locations.

The following table sets forth certain data relating to Company Stores and Franchise Stores for the periods indicated:

	52 week period ended January 1, 2013		53 week period ended January 3, 2012
	Domestic	International	Domestic	International
Company Stores:
Beginning of period	307	—	351	—
Company Stores opened	1	—	9	—
Company Stores closed	(6)	—	(11)	—
Company Stores sold to franchisees	(1)	—	(42)	—

Total Company Stores	301	—	307	—

	52 week period ended January 1, 2013		53 week period ended January 3, 2012
	Domestic	International	Domestic	International
Franchise and International Stores:
Beginning of period	443	19	391	1
Stores opened	39	19	22	18
Stores closed	(10)	3	(12)	—
Stores purchased from Company	1	—	42	—

Total Franchise Stores	473	35	443	19

Refranchising Initiative

In May 2009, we announced our refranchising initiative under which we stated our intent to sell existing Company Stores to new or existing franchisees who want to operate multiple store locations. We believe our refranchising initiative helped us to accelerate growth and to achieve certain operational efficiencies. This initiative also helped to shift our business to an asset light model. We initially planned to complete the sale of up to 150 Company Stores to new or existing franchisees. By the close of fiscal 2011, we had completed the sale of 174 Company Stores, the last 42 of which were sold in the first quarter of fiscal 2011.

 In many refranchising transactions, we entered into development agreements committing buyers to build additional Franchise Stores in regions their purchased stores occupy. In addition, as part of these refranchising transactions, buyers of mature Company Stores are obligated to refresh and refurbish these stores.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Summary

The following table summarizes our cash flows for each of the past three full fiscal years (in thousands):

	January 1, 2013	January 3, 2012	December 28, 2010
Net cash provided by (used in) operating activities	$17,568	$(1,080)	$(953)
Net cash (used in) provided by investing activities	(4,498)	(7,010)	3,598
Net cash used in financing activities	(1,191)	(1,327)	(2,378)

Net increase (decrease) in cash and cash equivalents	$11,879	$(9,417)	$267

Liquidity

As of January 1, 2013, we had cash and cash equivalents of $31.5 million compared to $19.6 million in cash and cash equivalents as of January 3, 2012. As of January 1, 2013 and January 3, 2012, we had no short term or long term debt. Our primary sources of liquidity are cash flows provided by operating activities. In addition, we have a revolving line of credit with Wells Fargo Bank, National Association for $10.0 million, which we may utilize as described below. In the future, and as permitted under the Securities Purchase Agreement for the Series B Preferred Stock, we may enter equipment leasing arrangements and incur additional indebtedness as necessary up to an aggregate amount of $10.0 million. We cannot assure, however, that such financing will be available on favorable terms or at all.

We expect that our cash on hand and future cash flows provided by operating activities will be sufficient to fund our working capital and general corporate needs, Series B Preferred Stock dividend payments and the non-discretionary capital expenditures for the foreseeable future. Our primary liquidity and capital requirements are for working capital and general corporate needs and the planned fiscal 2013 capital expenditures. The use of cash to fund discretionary capital expenditures will be based on the need to conserve our capital.

On February 14, 2012, we entered into a Credit Agreement with Wells Fargo Bank, National Association (the “Lender”) which, as amended on November 1, 2012 (as amended, the “Credit Agreement”), provides us with a revolving line of credit of up to $10.0 million. The outstanding balance under the amended credit facility bears interest at a LIBOR Market Index Rate based upon the rate for one month U.S. dollar deposits, plus 3.00% per annum. Under the terms of the Credit Agreement, we are required to maintain minimum levels of trailing annual consolidated EBITDA and liquidity and are subject to limits on annual capital expenditures. The Credit Agreement terminates January 31, 2014, or may be terminated earlier by us or by the Lender. This credit facility is subject to customary affirmative and negative covenants for credit facilities of this type, including limitations on us with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions and dispositions of assets. The credit facility is evidenced by a revolving note made by us in favor of the Lender, is guaranteed by us and is secured by substantially all of our assets including the assets of our subsidiaries and a pledge of stock of our subsidiaries. In addition, the Credit Agreement replaced restricted cash requirements established in prior periods, as the line of credit also collateralizes our outstanding letters of credit of $1.1 million.

During fiscal 2012, there were no borrowings under the Credit Agreement. To acquire the credit facility, we incurred upfront fees which are being amortized over the term of the Credit Agreement. As of January 1, 2013, the unamortized commitment fee amount was less than $0.1 million and is recorded in prepaid expenses and other current assets on the balance sheet. As of January 1, 2013, we were in compliance with all related covenants and the unused borrowing capacity under the agreement was $8.9 million.

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

Operating Activities

Net cash provided by operating activities was $17.6 million in fiscal 2012, compared to net cash used in operating activities of $1.1 million in fiscal 2011, reflecting a net increase of cash flows of $18.6 million. The increase was primarily due to improved cash flows related to receivables and prepaid rent (approximately $10.5 million) and accounts payable (approximately $5.6 million), an increase in net income adjusted for noncash items (approximately $5.3 million), partially offset by a net decrease in cash flows related to other operating assets and liabilities (approximately $2.8 million). Collections of receivables during fiscal 2012 included amounts (approximately $7.0 million) from Costco which were not included in fiscal 2011, as we recommenced our jambacard program in the fall of 2011. In the Costco jambacard program, we sell jambacards to Costco who resells them to its customers.

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

During the fiscal 2010, we received cash proceeds of approximately $6.2 million from Costco for sales of jambacards in the previous winter holiday season. We did not participate in a 2010 winter holiday season program with Costco. In September 2011, we resumed the Jambacard program with Costco for the winter holiday season of fiscal year 2011, resulting in cash inflows during the fall of fiscal 2011 and fiscal 2012. Our decreased cash flows were partially offset by increased fees from our franchisees and licensees as we expanded our franchise store base and CPG program.

Investing Activities

Net cash used in investing activities was $4.5 million in fiscal 2012, compared to $7.0 million in fiscal 2011. Net cash used in investing activities decreased $2.5 million for fiscal 2012, compared to fiscal 2011 primarily due to a decrease in spending for the purchase of property and equipment (approximately $5.2 million) and proceeds from the sale of our investment in JJC Hawaii, LLC (approximately $ 1.0 million), partially offset by proceeds from our refranchising initiative which were included in fiscal 2011 (approximately $3.7 million) and which were not included in fiscal 2012 due to the completion of the refranchising initiative in April 2011 and cash used in the acquisition of Talbott Teas in fiscal 2012 (approximately $0.4 million).

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

In fiscal 2013, we expect capital expenditures to be approximately $9.0 million depending on our liquidity needs, including investing in improvements to our technology infrastructure, store refreshes and redesigns as well as maintenance capital. We expect to open up to five new Company Stores as we focus our growth on expanding and accelerating the development of traditional and non-traditional Franchise Stores and implementing our new retail growth formats including juice bars and drive-thru locations. Included in our capital expenditure we expect to incur $4 to $5 million on refresh and remodel of up to 100 Company Store locations, some of which will include the new Juice concept.

Financing Activities

Net cash used in financing activities was $1.2 million in fiscal 2012, compared to $1.3 million in fiscal 2011, primarily due to lower preferred stock dividend payments resulting from the conversion of preferred stock to common stock (approximately $0.3 million), partially offset by a decrease in proceeds from employee stock plan activities (approximately $0.2 million).

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

Contractual Obligations

The following table summarizes contractual obligations and borrowings as of January 1, 2013, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods. We expect to fund these commitments primarily with operating cash flows generated in the normal course of business.

	Payments Due by Period (in 000s)
	Total	Less Than 1 Year	1-2 Years	3-4 Years	5 or More Years
Operating lease obligations(1)	$90,863	$23,660	$21,213	28,008	17,982
Purchase obligations(2)	78,235	48,389	5,982	4,763	19,101
Series B redeemable preferred stock redemption	8,382	—	—	8,382	—
Dividends for Series B redeemable preferred stock	2,347	671	1,341	335	—

Total	$179,827	$72,720	$28,536	$41,488	$37,083

(1)	Our wholly owned subsidiary, Jamba Juice Company, is a party to each Company Store lease obligation. The operating lease obligations represent future minimum lease payments under non-cancelable operating leases and lease termination fees as of January 1, 2013. The minimum lease payments do not include common area maintenance (“CAM”) charges, insurance, contingent rent obligations or real estate taxes, which are also required contractual obligations under our operating leases. In the majority of our operating leases, CAM charges are not fixed and can fluctuate from year to year. Total CAM charges, insurance, contingent rent obligations, license, permits and real estate taxes for our fiscal year ended January 1, 2013 were $6.8 million.
(2)	We negotiate pricing and quality specifications for many of the products used in Company Stores and Franchise Stores. This allows for volume pricing and consistent quality of products that meet our standards. Although we negotiate and contract directly with manufacturers, co-packers or growers for our products, we purchase these products from third-party centralized distributors. These distributors source, warehouse and deliver specified products to both Company Stores and Franchise Stores.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

New Accounting Standards

See the Recent Accounting Pronouncements section in Note 1 of our Notes to Consolidated Financial Statements for a summary of new accounting standards.

SEASONALITY AND QUARTERLY RESULTS

Our business is subject to day-to-day volatility based on weather and varies by season. A significant portion of our revenue is realized during the second and third quarters of the fiscal year, which include the summer months. The fourth quarter of the fiscal year, which encompasses the winter months and the holiday season, has traditionally been our lowest revenue volume quarter. Although we have expanded the number of stores offering our hot oatmeal, hot beverages, sandwiches and California Flatbread selections, our business will likely continue to be subject to seasonal patterns for the foreseeable future, given that the largest portion of our sales continues to be from the sale of smoothies during the warmer parts of the year. Because of the seasonality of the business, results for an individual quarter are not necessarily indicative of the results which may be achieved for the full fiscal year.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Jamba, Inc.:

We have audited the accompanying consolidated balance sheets of Jamba, Inc. and subsidiaries (the Company) as of January 1, 2013 and January 3, 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended January 1, 2013, January 3, 2012 and December 28, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jamba, Inc. and subsidiaries as of January 1, 2013 and January 3, 2012, and the results of their operations and their cash flows for the fiscal years ended January 1, 2013, January 3, 2012 and December 28, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 1, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California

March 6, 2013

JAMBA, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)	January 1, 2013	January 3, 2012
ASSETS
Current assets:
Cash and cash equivalents	$31,486	$19,607
Restricted cash	205	1,352
Receivables, net of allowances of $103 and $294	11,327	13,040
Inventories	3,143	2,228
Prepaid and refundable taxes	655	574
Prepaid rent	3,080	2,761
Prepaid expenses and other current assets	1,681	1,509

Total current assets	51,577	41,071
Property, fixtures and equipment, net	38,442	44,760
Goodwill	1,336	—
Trademarks and other intangible assets, net	1,412	1,130
Other long-term assets	846	1,332

Total assets	$93,613	$88,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,206	$4,155
Accrued compensation and benefits	7,566	6,566
Workers’ compensation and health insurance reserves	1,087	1,092
Accrued jambacard liability	33,634	33,256
Other current liabilities	9,728	9,961

Total current liabilities	60,221	55,030
Deferred rent and other long-term liabilities	11,880	13,079

Total liabilities	72,101	68,109

Commitments and contingencies (Notes 9 and 16)
Series B redeemable preferred stock, $.001 par value, 304,348 shares authorized; 72,889 and 168,389 issued, and outstanding, respectively	$7,916	$17,880
Stockholders’ equity:
Common stock, $.001 par value, 150,000,000 shares authorized; 77,408,909 and 67,280,485 shares issued, and outstanding, respectively	78	68
Additional paid-in capital	380,007	369,027
Accumulated deficit	(366,489)	(366,791)

Total stockholders’ equity	13,596	2,304

Total liabilities and stockholders’ equity	$93,613	$88,293

See Notes to Consolidated Financial Statements.

JAMBA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)	Fiscal Year Ended January 1, 2013	Fiscal Year Ended January 3, 2012	Fiscal Year Ended December 28, 2010
Revenue:
Company stores	$215,125	$214,837	$254,491
Franchise and other revenue	13,664	11,597	8,162

Total revenue	228,789	226,434	262,653

Costs and operating expenses (income):
Cost of sales	50,215	49,503	61,307
Labor	63,086	67,868	85,189
Occupancy	29,473	31,092	38,561
Store operating	33,612	32,847	38,358
Depreciation and amortization	11,062	12,463	14,610
General and administrative	40,771	37,798	37,262
Store pre-opening	604	965	648
Impairment of long-lived assets	711	1,291	2,778
Store lease termination and closure	421	721	4,255
Other operating, net	(1,779)	210	(4,292)

Total costs and operating expenses	228,176	234,758	278,676

Income (loss) from operations l	613	(8,324)	(16,023)

Other income (expense):
Interest income	61	159	73
Interest expense	(217)	(473)	(547)

Total other expense, net	(156)	(314)	(474)

Income (loss) before income taxes	457	(8,638)	(16,497)
Income tax (expense) benefit	(155)	340	(159)

Net income (loss)	302	(8,298)	(16,656)
Redeemable preferred stock dividends and deemed dividends	(2,181)	(2,331)	(4,077)

Net loss attributable to common stockholders	$(1,879)	$(10,629)	$(20,733)

Weighted-average shares used in the computation of loss per share:
Basic	70,699,438	66,310,654	58,711,495
Diluted	70,699,438	66,310,654	58,711,495
Loss per share:
Basic	$(0.03)	$(0.16)	$(0.35)
Diluted	$(0.03)	$(0.16)	$(0.35)

See Notes to Consolidated Financial Statements.

JAMBA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
(Dollars in thousands, except share amounts)	Shares	Amount	Capital	Deficit	Equity
Balance as of December 29, 2009	52,712,528	53	356,320	(341,837)	14,536
Share-based compensation expense	—	—	1,146	—	1,146
Issuance of common stock pursuant to stock plans	278,133	—	149	—	149
Conversion of redeemable preferred stock	10,686,300	11	12,279	—	12,290
Accretion of redeemable preferred stock	—	—	(1,775)	—	(1,775)
Redeemable preferred stock dividends	—	—	(2,302)	—	(2,302)
Restricted stock units vested	58,000	—	—	—	—
Net loss	—	—	—	(16,656)	(16,656)

Balance as of December 28, 2010	63,734,961	64	365,817	(358,493)	7,388
Share-based compensation expense	—	—	1,256	—	1,256
Issuance of common stock pursuant to stock plans	587,924	1	942	—	943
Conversion of redeemable preferred stock	2,909,600	3	3,343	—	3,346
Accretion of redeemable preferred stock	—	—	(672)	—	(672)
Redeemable preferred stock dividends	—	—	(1,659)	—	(1,659)
Restricted stock units vested	48,000	—	—	—	—
Net loss	—	—	—	(8,298)	(8,298)

Balance as of January 3, 2012	67,280,485	$68	$369,027	$(366,791)	$2,304
Share-based compensation expense	—	—	2,091	—	2,091
Issuance of common stock pursuant to stock plans	286,422	1	97	—	98
Conversion of redeemable preferred stock	9,550,000	9	10,973	—	10,982
Accretion of redeemable preferred stock	—	—	(1,018)	—	(1,018)
Redeemable preferred stock dividends	—	—	(1,163)	—	(1,163)
Exercise of warrant	292,002	—	—	—	—
Net income	—	—	—	302	302

Balance as of January 1, 2013	77,408,909	$78	$380,007	$(366,489)	$13,596

See Notes to Consolidated Financial Statements.

JAMBA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Fiscal Year Ended January 1, 2013	Fiscal Year Ended January 3, 2012	Fiscal Year Ended December 28, 2010
Cash provided by (used in) operating activities:
Net income (loss)	$302	$(8,298)	$(16,656)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,062	12,463	14,610
Impairment of long-lived assets	711	1,291	2,778
Lease termination, store closure costs and disposals	820	1,501	(324)
Gain from sale of investment in joint venture	(545)	—	—
Contingent consideration fair value measurement	(57)	—	—
Jambacard breakage income and amortization, net	(4,275)	(3,685)	(5,252)
Share-based compensation	2,091	1,256	1,146
Bad debt and purchase obligation reserves	600	164	528
Deferred rent	(1,138)	(457)	(869)
Deferred income taxes	—	40	958
Equity income from joint ventures	(70)	(51)	(61)
Changes in operating assets and liabilities:
Receivables	1,637	(6,717)	3,333
Inventories	(1,348)	148	957
Prepaid and refundable taxes	(319)	(35)	(48)
Prepaid rent	(81)	(2,253)	(22)
Prepaid expenses and other current assets	(172)	95	(482)
Other long-term assets	(215)	1,937	838
Restricted cash from operating activities	1,147	473	898
Accounts payable	3,115	(2,494)	1,152
Accrued compensation and benefits	1,000	1,005	(928)
Workers’ compensation and health insurance reserves	(5)	(214)	(948)
Accrued jambacard liability	4,653	7,185	(3,247)
Other current liabilities	(517)	(2,793)	2,332
Other long-term liabilities	(828)	(1,643)	(1,646)

Cash provided by (used in) operating activities	17,568	(1,080)	(953)

Cash provided by (used in) investing activities:
Capital expenditures	(5,249)	(10,744)	(10,165)
Business acquisition	(390)	—	—
Proceeds from the sale of stores	4	3,734	13,763
Proceeds from sale of investment in joint venture	1,032	—	—
Capital distributions from investment, net	105	—	—

Cash provided by (used in) investing activities	(4,498)	(7,010)	3,598

Cash provided by (used in) financing activities:
Redeemable preferred stock dividends paid	(1,289)	(1,621)	(2,302)
Payment on capital lease obligations	—	(20)	(225)
Proceeds pursuant to stock plans	98	314	149

Cash used in financing activities	(1,191)	(1,327)	(2,378)

Net increase (decrease) in cash and equivalents	11,879	(9,417)	267
Cash and equivalents at beginning of period	19,607	29,024	28,757

Cash and equivalents at end of period	$31,486	$19,607	$29,024

Supplemental cash flow information:
Cash paid for interest	$168	$237	$293
Income taxes paid	277	36	18
Noncash investing and financing activities:
Noncash property, fixtures and equipment additions	$937	$202	$1,705
Accretion of redeemable preferred stock	1,018	672	1,775
Redeemable preferred stock dividends	36	38	50
Conversion of redeemable preferred stock	10,982	3,346	12,290
Contingent consideration	1,304	—	—

See Notes to Consolidated Financial Statements.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JANUARY 1. 2013, JANUARY 3, 2012 AND DECEMBER 28, 2010

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business —Jamba, Inc. consummated its initial public offering in July 2005. On March 10, 2006, Jamba, Inc. entered into an Agreement and Plan of Merger with Jamba Juice Company (the “Merger Agreement”). On November 29, 2006 (the “Merger Date”), the Jamba, Inc. consummated the merger with Jamba Juice Company (the “Merger”) whereby Jamba Juice Company became its wholly owned subsidiary. Jamba, Inc. was incorporated in January 2005, and went public through an initial public offering later that year. In November 2006, the Company completed its acquisition of Jamba Juice Company, which first began operations in 1990.

Jamba, Inc. through its wholly-owned subsidiary, Jamba Juice Company, is a healthy, active lifestyle brand with a global business driven by a portfolio of company-owned and franchised Jamba Juice® stores, innovative product platforms that utilize our JambaGO® and Jamba Smoothie Station™ formats, and Jamba-branded consumer packaged goods. As a leading “better-for-you,” specialty food and beverage brand, Jamba offers great tasting, whole fruit smoothies, fresh squeezed juices, hot oatmeal, breakfast wraps, bistro sandwiches and mini-wraps, California Flatbreads™, frozen yogurt, and a variety of baked goods and snacks in our restaurants. Jamba Juice Company has expanded the Jamba brand by direct selling of consumer packaged goods (“CPG”) products and licensing its trademark.

As of January 1, 2013, there were 809 Jamba Juice stores globally, consisting of 301 Company-owned and operated stores (“Company Stores”), 473 franchise-operated stores (“Franchise Stores”) in the United States, and 35 franchise-operated stores at international locations (“International Stores”).

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

Fiscal Year End— Our fiscal year ends on the Tuesday closest to December 31. The Company’s most recently completed fiscal year, referred to as fiscal 2012, started on January 4, 2012, and ended on January 1, 2013, and had 52 weeks. The Company’s fiscal 2011, started on December 29, 2010, and ended on January 3, 2012, and had 53 weeks and fiscal 2010 started on December 30, 2009, and ended on December 28, 2010.

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

Concentrations of Risk—During fiscal 2012, the Company maintained food distribution contracts primarily with one supplier, Southwest Traders, Inc. This supplier provided approximately 98%, 94% and 75% of foods and products sold in Company Stores, in fiscal 2012, fiscal 2011 and fiscal 2010, respectively, which potentially subjects the Company to a concentration of business risk. As of January 1, 2013, Southwest Traders, Inc. was replaced by Systems Service of America. If the supplier had operational problems or ceased making product available to the Company, operations could be adversely affected.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with high-quality financial institutions. Balances in the Company’s cash accounts frequently exceed the Federal Deposit Insurance Corporation insurance limit. The Company has not experienced any losses related to these balances and believes the credit risk to be minimal.

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

Restricted Cash and Investments— Restricted cash represents cash held in money market accounts or certificates of deposits. As of January 1, 2013, the Company had restricted cash of $0.2 million representing obligations under the Company’s contract termination arrangements with Southwest Traders, Inc. As of January 3, 2012, restricted cash was $1.4 million and collateralized outstanding letters of credit required because the Company was self-insured for workers’ compensation.

Receivables—Receivables primarily represent amounts due from sale of jambacards, royalty fees, advertising fees, construction allowances, amounts receivable from suppliers and CPG customers, jambacards issued by the franchisees and rent receivable from franchisees. The allowance for doubtful accounts is the Company’s estimate of the amount of probable credit losses in the Company’s existing accounts receivable.

Inventories—Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method (FIFO). Inventories consist of food, beverages and available-for-sale promotional products. The Company records inventory reserves for obsolete and slow-moving inventory and for estimated shrinkage between physical inventory counts.

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

Goodwill, Trademarks and Other Intangible Asset Impairment

Goodwill is evaluated for impairment on an annual basis during the Company’s fourth fiscal quarter, or more frequently if circumstances, such as material deterioration in performance, indicate carrying values may exceed their fair values. The goodwill impairment analysis is a two-step process: First, the reporting unit’s estimated fair value is compared to its carrying value, including goodwill. If the Company determines that the estimated fair value of the reporting unit is less than its carrying value, it moves to the second step to determine the implied fair value of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its fair value, an impairment loss is recognized.  In September 2011, the FASB issued new guidance allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit.  If impairment is deemed more likely than not, management would perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The Company applies the qualitative approach when appropriate. When reviewing goodwill for impairment, the Company assesses whether goodwill should be allocated to operating levels lower than its single operating segment for which discrete financial information is available and reviewed for decision-making purposes. These lower levels are referred to as reporting units. Currently, the Company’s one reporting unit was determined to be its one operating segment.  During the fiscal year ended January 1, 2013 no goodwill impairment was recorded.

Intangible assets not subject to amortization are evaluated for impairment on an annual basis during our fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The test for impairment on the intangible assets is performed by comparing the fair value of the trademarks to their carrying amounts. An impairment loss is generally recognized when the carrying amount of the trademarks exceeds the fair value. The fair value of trademarks was estimated using the income approach, which is based on assumptions about future cash flows resulting from our franchise, license agreements and acquired businesses.

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

Jambacards—The Company, through its subsidiary, Jamba Juice Company, has been selling jambacards to its customers in its retail stores and through its website since November 2002. The Company’s jambacards do not have an expiration date. An obligation is recorded at the time of either an initial load or a subsequent reload in accrued jambacard liability on the Company’s consolidated balance sheets. The Company recognizes income from jambacards when (i) the jambacard is redeemed by the customer or (ii) the likelihood of the jambacard being redeemed by the customer is remote (also referred to as “breakage”) and the Company determines that it does not have a legal obligation to remit the unredeemed jambacards to the relevant jurisdictions. The Company determines the jambacard breakage amount based upon its historical redemption patterns. The Company has concluded that after three years of inactivity, the likelihood of redemption becomes remote and recognizes breakage income at that time. Jambacard breakage income is included in other operating, net in the consolidated statements of operations.

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

Revenue Recognition—Revenue from Company Stores is recognized when product is sold. Revenue is presented net of any taxes collected from customers and remitted to government entities. Revenue from jambacards is recognized upon redemption in exchange for product. Until redemption, outstanding customer balances are recorded as a liability. See “jambacards” section above for discussion on recognition of jambacard breakage.

Franchise revenue is generated from royalties, development fees, initial franchise fees and revenue from sales of the Company’s flexible format franchise locations.

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

The Company charges an initial franchise fee for providing operational materials, new store opening planning, and functional training courses. Initial franchise fees, if any, are due for payment at the time the franchise agreement for a particular store is executed. Franchise fees are recognized as revenue when all material services or conditions have been substantially performed or satisfied and no other material conditions or obligations related to the determination of substantial performance exist. Duties and services that are completed prior to approval include training, facilities inspection, receipt of operating license(s), and clearance from appropriate agencies. These duties and services are substantially complete prior to the approval of the opening of a store. Duties and services relating to the earning of the franchise fees are necessary for the stores to open. Revenue is recognized when the store opens. Revenue from sales of at the Company’s flexible format franchise locations are recognized when the products are delivered to the franchisee.

Other revenue primarily consists of revenue from sales of CPG products sold to retail outlets and online and royalties from licensed CPG products. Revenue from sale of CPG products is recognized when the products are delivered to the customer. License revenue from CPG products is based on a percentage of product sales and is recognized as revenue upon the sale of the product to retail outlets.

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

Advertising fund assets as of January 1, 2013 include $1.0 million of receivables from franchisees, which is recorded in receivables on the consolidated balance sheet. Advertising fund liabilities as of January 1, 2013, of $0.5 million are reported in other current liabilities and accounts payable on the consolidated balance sheet.

Advertising fund assets as of January 3, 2012 include $0.7 million of receivables from franchisees, which is recorded in receivables on the consolidated balance sheet. Advertising fund liabilities as of January 3, 2012, of $0.5 million are reported in other current liabilities and accounts payable on the consolidated balance sheet.

Advertising Costs—Advertising costs are expensed as incurred and were $8.5 million, $7.3 million and $7.8 million in fiscal 2012, fiscal 2011 and fiscal 2010, respectively, and are classified as store operating expenses. The Company received advertising contributions from its franchisees, which contributions were recorded as an offset to advertising expense, and were $3.1 million, $2.8 million and $1.9 million for fiscal 2012, fiscal 2011and fiscal 2010, respectively.

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

Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. In establishing deferred income tax assets and liabilities, judgments and interpretations are made based on enacted tax laws and published tax guidance applicable to our operations. The Company records deferred tax assets and liabilities and evaluate the need for valuation allowances to reduce deferred tax assets to amounts more likely than not of being realized. Changes in the valuation of the deferred tax assets or changes in the income tax provision may affect the Company’s annual effective income tax rate.

Uncertain tax positions are recognized as the greatest amount more than 50% likely of being sustained upon audit based on the technical merits of the position. On a quarterly basis, the Company reviews and updates its inventory of tax positions as necessary to add any new uncertain tax positions taken, or to remove previously identified uncertain positions that have been effectively settled. Additionally, uncertain positions may be re-measured as warranted by changes in facts or law. Accounting for uncertain tax positions requires significant judgments, including estimating the amount, timing and likelihood of ultimate settlement. Although the Company believes that these estimates are reasonable, actual results could differ from these estimates. The Company classifies interest and penalties related to income taxes as a component of income taxes in the consolidated statements of operations.

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

For fiscal 2012, the Company had net loss attributable to common stockholders and as a result, incremental shares from assumed exercise of restricted stock awards, warrants and options and from the assumed conversion of Series B preferred shares are anti-dilutive. Therefore, net loss attributable to common stockholders has not been decreased by preferred stock dividends and related deemed dividends. Also the number of preferred shares and common stock equivalents associated with the assumed exercise of restricted stock awards, warrants and options have not been included in the diluted earnings per share calculation, resulting in the Company’s basic weighted-average shares outstanding being equal to its diluted weighted-average shares outstanding.

For fiscal 2011 and fiscal 2010, the Company’s basic weighted-average shares outstanding were equal to its diluted weighted-average shares outstanding since the Company experienced a net loss in each of fiscal 2011 and fiscal 2010. Anti-dilutive shares of 20.5 million, 24.2 million and 31.3 million have been excluded from diluted weighted-average shares outstanding in fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

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

The fair value of restricted stock units is determined based on the Company’s closing stock price on the date of grant. For employees, these restricted stock units typically vest and become unrestricted three years after the date of grant. For non-employee directors, these restricted stock units typically vest and become unrestricted one year after the date of grant. Share-based compensation expense is recognized ratably over the vesting periods for restricted stock units.

Fair Value of Financial Instruments—The following instruments are not measured at fair value on the Company’s consolidated balance sheets but require disclosure of their fair values: cash and cash equivalents, accounts receivables and accounts payable. The estimated fair value of such instruments approximates their carrying value as reported on the consolidated balance sheets. The fair value of such financial instruments are determined using the income approach based on the present value of estimated future cash flows. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1.

Segment Reporting—The Company has one reportable retail segment.

Recent Accounting Pronouncements

Accounting Standards Update No. 2012-02, Intangibles—Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued guidance that revises the requirements around how entities test indefinite-lived intangible assets, other than goodwill, for impairment. The guidance allows companies to perform a qualitative assessment before calculating the fair value of the reporting unit. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. The Company adopted this guidance effective for its fiscal 2012 annual testing during the fourth fiscal quarter. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Accounting Standards Update No. 2011-08 —Intangibles —Testing Goodwill for Impairment

In September 2011, the FASB issued guidance that revises the requirements around how entities test goodwill for impairment. The guidance allows companies to perform a qualitative assessment before calculating the fair value of the reporting unit. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. The Company adopted this guidance effective for its fiscal 2012 annual goodwill impairment test performed during the fourth fiscal quarter. Although the adoption of this guidance results in a change in how the Company performs its goodwill impairment assessment; the adoption of this guidance did not have a material impact on our financial statements.

2. DEVELOPMENT AGREEMENTS

The Company’s wholly owned subsidiary, Jamba Juice Company, has entered into multi-unit license agreements with area developers to develop stores in certain geographic regions. Under typical multi-unit license agreements, the area developer generally pays one-half of the initial nonrefundable fee multiplied by each store to be developed as a nonrefundable development fee upon execution of the multi-unit development agreement. The agreements are generally for a term of 10 years. Each time a store is opened under the multi-unit license agreement, the Company credits the franchisee one-half of the initial fee paid as part of the development fee and the franchisee is required to pay the remaining one-half of the initial fee.

The following table summarizes data about the development agreements for Franchise and International Stores as of January 1, 2013 and January 3, 2012:

	January 1, 2013	January 3, 2012
Number of developers with Franchise Store contractual commitments	21	15
Number of Franchise Stores for which commitments exist	95	78
Number of developers with International Stores contractual commitments	3	3
Number of International Stores for which commitments exist	285	301

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

Franchise revenue consists of royalties, and fees from franchisees and revenue from sales of products sold at its flexible format franchise locations.

The Company recognizes initial fees received from a franchisee as revenue when it has performed substantially all initial services required by the franchise agreement, which is generally upon the opening of a store. The Company recognizes continuing royalties based upon a percentage of franchisee revenue as earned and revenue from sales of certain Jamba-branded products when they are delivered to the express format franchisees. The Company is not required to contribute capital as part of multi-unit development agreements or franchise agreements.

Deferred franchise revenue is included in other long-term liabilities on the consolidated balance sheets. As of January 1, 2013 and January 3, 2012 deferred franchise revenue included $0.8 million and $0.7 million, respectively, relating to non-refundable development fees and initial fees paid by domestic franchisees whose stores have not yet opened. In addition, deferred franchise revenue as of January 1, 2013 and January 3, 2012 included $0.7 million and $0.7 million, respectively, relating to non-refundable international development fees.

3. PROPERTY, FIXTURES AND EQUIPMENT

Property, fixtures, and equipment as of January 1, 2013 and January 3, 2012 consisted of the following (in thousands):

	January 1, 2013	January 3, 2012
Leasehold improvements	$50,358	$49,703
Furniture, fixtures and equipment	57,457	55,199
Construction in progress (primarily stores under construction)	79	77

Total	107,895	104,979
Less accumulated depreciation and amortization	(69,452)	(60,219)

Total	$38,442	$44,760

Depreciation expense related to property, fixtures and equipment for fiscal 2012, fiscal 2011 and fiscal 2010 was $11.0 million, $12.3 million, and $14.6 million, respectively.

4. ACQUISITION

On January 27, 2012, the Company completed its acquisition of certain assets of Talbott Teas, LLC (“Talbott”), a Chicago based boutique, premium tea company. The acquisition of Talbott is consistent with the Company’s strategy for growth through lifestyle specialty brands that fit well with the Jamba brands and its positioning as a leading health and wellness company. The pro forma effect of the acquisition on the Company’s results of operations is not significant. The revenue and earnings of Talbott, included in the Company’s results since the January 27, 2012 acquisition, and acquisition related expenses included in the statements of operations are not significant.

This purchase was accounted for using the acquisition method of accounting and the purchase price comprises an upfront cash payment plus contingency payments based on the future performance (the “earn-out arrangement”) of the assets acquired. The purchase price was determined to be the aggregate of the upfront payment and the fair value of the payments subject to the earn-out arrangement, and was allocated to the assets purchased based upon their estimated fair values at the date of acquisition. Identifiable intangible assets acquired include a trade name and customer relationships totaling $0.4 million and are included in trademarks and other intangible assets, net on the balance sheet. The excess purchase price over the net tangible and intangible assets acquired of $1.3 million was recorded as goodwill, which is expected to be nondeductible for tax purposes until certain conditions are met. The purchase price cash consideration paid by the Company at closing was $0.4 million and the fair value of the earn-out arrangement was recorded as a liability, at $1.4 million, as of January 27, 2012. As of January 1, 2013, the fair value of the earn-out liability was $1.3 million of which $0.9 million is included in deferred rent and other long-term liabilities and $0.4 million is in current liabilities on the consolidated balance sheet.

5. TRADEMARKS AND OTHER INTANGIBLE ASSETS

The carrying amount and accumulated amortization of trademarks and other intangible assets as of January 1, 2013 and January 3, 2012, were as follows (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount
Intangible Assets
As of January 1, 2013
Favorable leases	$2,051	$(2,015)	$36
Trademarks	608	—	608
Franchise agreements and customer lists	1,100	(364)	736
Reacquired franchise rights	325	(293)	32

Total	$4,084	$(2,672)	$1,412

	Gross Amount	Accumulated Amortization	Net Amount
As of January 3, 2012
Trademarks	$410	$—	$410
Favorable leases	2,051	(1,901)	150
Franchise agreements	828	(315)	513
Reacquired franchise rights	325	(268)	57

Total	$3,614	$(2,484)	$1,130

Intangible assets are amortized over their expected useful lives. Amortization expense for intangible assets for fiscal 2012, fiscal 2011 and fiscal 2010 was $0.2 million, $0.3 million and $1.1 million, respectively. Expected annual amortization expense for intangible assets recorded as of January 1, 2013 is as follows (in thousands):

Fiscal Year	Amortization Expense
2013	103
2014	72
2015	67
2016	63
2017	60
Thereafter	137

Trademarks are not subject to amortization and the Company determines if a test of impairment is needed annually during the fourth quarter or more frequently if events or changes in circumstances indicate that the asset might be impaired. There was no impairment charge for trademarks in fiscal 2012. As of January 1, 2013 and January 3, 2012, the Company had trademarks of approximately $0.6 million and $0.4 million, respectively.

6. OTHER LONG-TERM ASSETS

As of January 1, 2013 and January 3, 2012, other long-term assets consisted of the following (in thousands):

	January 1, 2013	January 3, 2012
Investment in JJC Hawaii, LLC	$—	$472
Deposits and other	846	860

Total	$846	$1,332

The Company sold its investment in JJC Hawaii, LLC during the fourth quarter of the fiscal year. The Company owned a 5.0% interest in JJC Hawaii, LLC and accounted for its investment under the equity method. The gain on sale of the investment was $0.5 million and is recorded in Other operating, net, in the statements of operations. The equity in earnings recognized by the Company for JJC Hawaii, LLC was $109,000, $54,000 and $61,000 for fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

As of January 1, 2013, the Company had a 15% investment in JJC Washington I, LLC, a joint venture with its franchisee in the Washington, D.C. area, and accounts for its investment under the equity method.

7. IMPAIRMENT, STORE LEASE TERMINATION AND CLOSURE COSTS

Long-lived asset impairment

Impairment charges include the write-down of long-lived assets at stores that were assessed for impairment because of management’s intention to close the store or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable. The Company recorded impairment charges of $0.7 million, $1.3 million and $2.8 million for fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

Store lease termination and closure costs

During fiscal 2012, fiscal 2011 and fiscal 2010, the Company incurred $0.4 million, $0.7 million and $4.3 million, respectively, in charges related to asset write-offs for lease termination of future obligations related to closed store locations. Discounted liabilities for future lease costs and the fair value of related subleases of closed locations are recorded when the stores are closed. These amounts are subject to adjustments as liabilities are settled. In assessing the discounted liabilities for future costs of obligations related to closed stores, the Company made assumptions regarding amounts of future subleases. If these assumptions or their related estimates change in the future, the Company may be required to record additional exit costs or reduce exit costs previously recorded. Exit costs recorded for each of the periods presented include the effect of such changes in estimates. Severance payments were made during fiscal 2010. Lease obligations are payable through 2023, less sublease amounts. The following is a reconciliation of the lease termination and store closure accrual and is included on the balance sheet in Other current liabilities and Other long-term liabilities (in thousands):

Balance as of December 28, 2010	$3,018
Provision for noncancelable lease payments of closed stores	154
Payments on lease liability	(2,834)
Adjustments	235

Balance as of January 3, 2012	$573
Provision for noncancelable lease payments of closed stores	130
Payments on lease liability	(527)
Adjustments	76

Balance as of January 1, 2013	$252

Gain/loss on Disposal of Other Assets—The Company recognized a loss on disposal of fixed assets of $0.6 million, $2.1 million and $0.3 million in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. The loss on disposal in fiscal 2011 includes a net loss of $0.3 million on sale of fixed assets of refranchised stores pursuant to our refranchising initiative which ended in April 2011. The loss on disposal in fiscal 2010 is net of a $1.5 million gain on refranchising of Company Stores.

8. DEFERRED RENT AND OTHER LONG-TERM LIABILITIES

As of January 1, 2013 and January 3, 2012, other long-term liabilities consisted of the following (in thousands):

	January 1, 2013	January 3, 2012
Deferred rent	$5,610	$6,155
Deferred revenue	2,292	3,078
Construction allowance	2,382	2,974
Contingent consideration	894	—
Other liabilities	702	872

Total other long-term liabilities	$11,880	$13,079

9. LEASE COMMITMENTS

The Company leases its office, retail stores, and some equipment under operating leases, with terms expiring through 2023. Most store leases have an initial term of 10 years, with renewal options of up to 10 years and provide for payment of common area operating expenses and real estate taxes. Rental expense, net of sublease income was $23.5 million in fiscal 2012, $24.8 million in fiscal 2011 and $28.5 million in fiscal 2010, respectively, and is recorded in occupancy costs and general and administrative expenses in the statements of operations. Contingent rent included in occupancy costs in the statements of operations was $0.4 million, $0.4 million and $0.4 million in fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

The aggregate future minimum noncancelable lease payments as of January 1, 2013, were as follows (in thousands):

Fiscal Year Ending:
2013	$23,660
2014	21,213
2015	16,229
2016	11,779
2017	7,406
Thereafter	10,576

Total minimum lease commitments	$90,863

The Company has subleases related to certain of its operating leases. The Company recognized sublease income of $8.4 million in fiscal 2012, $8.0 million in fiscal 2011 and $2.4 million in fiscal 2010, respectively. Future minimum lease payments under operating leases of $90.9 million have been reduced by future minimum sublease rental income of $24.2 million.

10. CREDIT AGREEMENT

On February 14, 2012, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association (the “Lender”) which, as amended on November 1, 2012 (as amended, the “Credit Agreement”), provides us with a revolving line of credit of up to $10.0 million. The outstanding balance under the amended credit facility bears interest at a LIBOR Market Index Rate based upon the rate for one month U.S. dollar deposits, plus 3.00% per annum. Under the terms of the Credit Agreement, the Company is required to maintain minimum levels of trailing annual consolidated EBITDA and liquidity and is subject to limits on annual capital expenditures. The Credit Agreement terminates January 31, 2014 or may be terminated earlier by the Company or by the Lender. This credit facility is subject to customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions and dispositions of assets. The credit facility is evidenced by a revolving note made by Company in favor of the Lender, is guaranteed by the Company and is secured by substantially all of its assets including the assets of its subsidiaries and a pledge of stock of its subsidiaries. In addition, the Credit Agreement replaced restricted cash requirements established in prior periods, as the line of credit also collateralizes our outstanding letters of credit of $1.1 million.

During fiscal 2012, there were no borrowings under the Credit Agreement. To acquire the credit facility, the Company incurred upfront fees which are being amortized over the term of the credit agreement. As of January 1, 2013, the unamortized commitment fee amount was less than $0.1 million and is recorded in prepaid expenses and other current assets on the balance sheet. As of January 1, 2013, the Company was in compliance with all related covenants and the unused borrowing capacity under the agreement was $8.9 million.

 11. REDEEMABLE PREFERRED STOCK

A summary of redeemable preferred stock activity for fiscal years 2012 and 2011 is presented below (dollars in thousands, except share amounts):

	Redeemable preferred stock
	Shares	Amount
Balance as of December 28, 2010	197,485	20,554
Conversion of redeemable preferred stock	(29,096)	(3,346)
Accretion of redeemable preferred stock	—	672

Balance as of January 3, 2012	168,389	$17,880
Conversion of redeemable preferred stock	(95,500)	(10,982)
Accretion of redeemable preferred stock	—	1,018

Balance as of January 1, 2013	72,889	$7,916

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

The Preferred Stock has an 8% dividend, payable quarterly in cash, which accrues irrespective of whether dividends are actually declared or paid. The dividend rate shall increase to 10% in the event the Common Stock is not listed for trading on any of the New York Stock Exchange or the NASDAQ Global Market or if the Company fails to declare and pay, in full and in cash, dividends on shares of the Preferred Stock for three consecutive quarters until such time as the dividends are paid in full and in cash. After seven years from the date the shares of Preferred Stock are originally issued, the holders of such shares will have the right to require the Company to redeem their shares of Preferred Stock, in whole or in part, at a price per share equal to the original sale price per share plus any unpaid but accrued dividends. The Company has also granted the purchasers of the shares of Preferred Stock certain pre-emptive rights with respect to the sale and issuance by the Company of equity securities, as delineated in the Purchase Agreement. If the Company fails to declare and pay, in full and in cash, dividends on shares of the Preferred Stock for three consecutive quarters, the size of the board of directors of the Company (“Board”) shall be increased by one member and the holders of the Preferred Stock, voting together as a single class, shall be entitled to elect one additional member to the Board until such time as the dividends are paid in full and in cash.

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

The holders of the shares of the Series B-1 Preferred, voting as a separate class, elected two members to the Board at the 2012 Annual Meeting of Stockholders. As of January 18, 2013, there are no shares of Series B-1 Preferred outstanding and per the terms of the Securities Purchase Agreement, the holders of the Series B-1 Preferred are no longer allowed to elect any members to the Board.

The holders of the shares of the Series B-2 Preferred, voting as a separate class, elected one member to the Board at the 2012 Annual Meeting of Stockholders. The Series B-2 Preferred holders are allowed to hold one seat on the Board so long as more than 25% of the number of shares of Series B-2 Preferred originally issued is outstanding. The ability to elect any members to the Board by the holders of the shares of Series B-2 Preferred will cease once the number of outstanding shares of Series B-2 Preferred is less than 25% of the number of shares of Series B-2 Preferred originally issued. As of January 1, 2013, the holders of Series B-2 Preferred held approximately 40% of the number of shares of Series B-2 Preferred originally issued.

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

  During fiscal 2012, holders of 93,500 shares of outstanding Series B-1 Preferred Stock and 2,000 shares of outstanding Series B-2 Preferred Stock converted such stock into an aggregate of 9,550,000 shares of common stock at the conversion price of $1.15 per share.

During fiscal 2012, fiscal 2011 and fiscal 2010, the Company paid cash dividends on the Series B Preferred Stock totaling $1.3 million, $1.6 million and $2.3 million, respectively. Accretion related to the Series B Preferred Stock for the fiscal years ended January 1, 2013, January 3, 2012 and December 28, 2010 was $1.0 million, $0.7 million and $1.8 million, respectively, including the acceleration of accretion on converted shares. Unamortized accretion as of January 1, 2013 was $0.5 million.

During fiscal 2011, holders converted 18,400 shares of outstanding Series B-1 Preferred Stock and 10,696 shares of outstanding Series B-2 Preferred Stock to an aggregate 2,909,600 shares of common stock at the initial conversion price of $1.15 per share.

In June 2009, the Company granted a warrant to purchase common stock to Northpoint Advisors, LLC by the Company for professional services provided. The number of shares purchasable upon exercise of the warrant was 760,870 at an exercise price of $1.15 per share. The fair value of the warrant on June 16, 2009 was estimated at $0.2 million, was recorded as a reduction in proceeds received by the Company and was accreted to the redemption amount. The warrant was net exercised during fiscal 2012 for 292,002 shares of common stock.

During the first two months of fiscal 2013, holders converted 19,649 shares of outstanding Series B-1 Preferred Stock and 12,131 shares of outstanding Series B-2 Preferred Stock to an aggregate 3,178,000 shares of common stock at the initial conversion price of $1.15 per share.

12. SHARE-BASED COMPENSATION

Stock Options—The Company maintains four share-based compensation plans (collectively, the “Plans”). The Company’s Amended and Restated 2006 Employee, Director and Consultant Stock Plan, as amended (the “2006 Plan”) was approved by the Company’s stockholders on November 28, 2006, and provides for the granting of up to eight million shares of common stock in the form of nonqualified and incentive stock options, stock grants or other share-based awards to employees, nonemployee directors and consultants. The amendment and restatement of the 2006 Plan was approved by stockholders on May 20, 2010. In connection with the merger of Jamba, Inc. with Jamba Juice Company on November 28, 2006, the Company assumed the outstanding options under the Jamba Juice Company 1994 Stock Incentive Plan (the “1994 Plan”) and the Jamba Juice Company 2001 Equity Incentive Plan (the “2001 Plan”), both of which provided for the granting of nonqualified and incentive stock options to employees, nonemployee directors and consultants. No additional grants are available under the 2001 Plan and the 1994 Plan. The 2010 Employee Stock Purchase Plan was approved by the Company’s stockholders on May 20, 2010 and provides an investment benefit to employees. This Plan did not have a significant impact on the financial statements.

As of January 1, 2013, there remained 926,666 shares available for grant under the Company’s 2006 Plan. Options granted under the 2006 Plan have an exercise price equal to the closing price of the Company’s common stock on the grant date. Options under the 2001 Plan and 1994 Plan were granted at an exercise price equal to or greater than the fair market value of the common stock at the date of the grant, are exercisable for up to 10 years, and vest annually over a four year period. Options outstanding under the 1994 Plan and the 2001 Plan became fully vested in 2010.

In December 2008, the Company granted an aggregate of 1,500,000 shares of stock options to its new President and Chief Executive Officer, resulting in an increase in the number of shares issued under stock option awards outstanding. This award was granted as an inducement grant outside of the Company’s existing equity plans and has a three-year vesting period.

The fair value of options granted was estimated at the date of grant using a Black-Scholes option-pricing model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions. The Black-Scholes option-pricing model was developed for use in estimating fair value of traded options, which do not have vesting restrictions and are transferable. The Company’s employee stock options have different characteristics from those of traded options, and changes in the subjective assumptions used can materially affect the grant date fair value of a stock option award.

These assumptions include the risk-free interest rate, the expected life of the award, expected volatility and expected dividend yield. The risk-free interest rate is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. For expected life of the award, the Company applies the guidance provided by the SEC Staff Accounting Bulletin No. 110. Expected volatility is based on historic daily stock price observations of the Company’s common stock since its inception. Expected dividends are zero based on history of not paying cash dividends on the Company’s common stock and its intention not to make dividend payments in the future. The Company makes assumptions for the number of awards that will ultimately not vest (“forfeitures”) in determining the share-based compensation expense for these awards. The Company uses historical data to estimate expected employee behaviors related to option exercises and forfeitures.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended January 1, 2013	Fiscal Year Ended January 3, 2012	Fiscal Year Ended December 28, 2010
Weighted-average risk-free interest rate	0.83%	1.15%	1.59%
Expected life of options (years)	6.25	6.25	6.24
Expected stock volatility	68.7%	63.4%	65.9%
Expected dividend yield	0%	0%	0%

A summary of the stock option activities for fiscal years 2011 and 2012 is presented below (shares and dollars in thousands):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 28, 2010	5,818	$2.60
Options granted	1,356	1.80
Options exercised	(229)	1.14
Options canceled	(767)	4.41

Options outstanding at January 3, 2012	6,178	$2.25
Options granted	232	2.11
Options exercised	(37)	1.46
Options canceled	(125)	3.10

Options outstanding at January 1, 2013	6,248	$2.23	6.53	$4,507

Options vested or expected to vest at January 1, 2013	6,092	$2.24	6.48	$4,449

Options exercisable at January 1, 2013	4,759	$2.33	5.92	$4,006

The intrinsic value of stock options is defined as the difference between the current market value and the exercise price, which is equal to the market value at the time of the grant. Information regarding options outstanding and exercisable at January 1, 2013 is as follows:

					Weighted-Average
				Number	Remaining		Weighted Average	Number	Weighted-Average
Range of Exercise Prices				Outstanding	Contractual Life		Exercise Price	Exercisable	Exercise Price
$0.36	-	$0.58	…………………	125,000	4.21	years	$0.42	118,750	$0.43
$0.60	-	$0.60	…………………	1,500,000	5.92	years	0.60	1,500,000	0.60
$1.03	-	$1.08	…………………	115,000	6.45	years	1.07	101,250	1.07
$1.31	-	$1.31	…………………	916,615	5.17	years	1.31	916,615	1.31
$1.61	-	$1.61	…………………	723,750	8.77	years	1.61	185,069	1.61
$1.79	-	$1.80	…………………	739,234	7.31	years	1.79	523,609	1.79
$1.94	-	$2.21	…………………	332,000	8.99	years	2.13	53,625	2.21
$2.22	-	$2.22	…………………	630,575	7.67	years	2.22	327,215	2.22
$2.27	-	$4.48	…………………	637,865	6.89	years	2.83	504,115	2.98
$5.09	-	$11.77	…………………	528,378	3.73	years	9.93	528,378	9.93
				6,248,417			$2.23	4,758,626	$2.33

The weighted-average fair value of options granted in fiscal 2012 and fiscal 2011 was $1.31 and $1.06, respectively. At January 1, 2013, stock options vested or expected to vest over the next three years totaled 6,092. The remaining expense to amortize is approximately $2.0 million at January 1, 2013.

Share-based compensation expense was $2.1 million, $1.3 million, and $1.1 million for fiscal 2012, fiscal 2011 and fiscal 2010, respectively, and is included in general and administrative expenses in the consolidated statements of operations. No income tax benefit was recorded in fiscal 2012, 2011 and 2010.

Restricted Stock—During the fiscal year ended December 29, 2009, the Company issued restricted stock units (“RSUs”) as permitted under the 2006 Plan. RSUs are charged against the 2006 Plan share reserve on the basis of one share for each unit granted. The fair value of RSUs is determined based on the Company’s closing stock price on the date of grant. These RSUs were fully vested in fiscal 2012. Share-based compensation expense was recognized ratably over the three-year vesting period for RSUs. As of January 1, 2013, there is no remaining expense to amortize.

On August 6, 2012, the Company granted 532,500 RSUs to participants in its 2012 Management Incentive Plan at grant date fair value of $2.54.  These RSUs will vest over three years.  Share-based compensation expense will be recognized ratably over the vesting periods. The aggregate grant date fair value of the RSUs granted during the year was $1.4 million. The aggregate intrinsic value of RSUs outstanding as of January 1, 2013, was $1.3 million.

In addition, on August 6, 2012, 352,500 performance stock units (“PSUs”), which are RSUs with performance requirements, were granted to plan participants at the levels of Vice President and above.  Half of the PSUs granted will vest on August 22, 2013, if the Company achieves predetermined EBITDA targets for the second half of 2012 fiscal year. The remaining half will vest on August 22, 2013, if the Company achieves predetermined EBITDA targets for the first half of fiscal 2013. The aggregate grant date fair value of the PSUs granted during the year was $0.9 million, and the aggregate intrinsic value of those PSUs outstanding as of January 1, 2013, was $0.8 million.  During fiscal 2012, the Company recorded compensation expense of $0.1 million relating to half of the PSUs. The Company has not met the criteria for recording compensation expense related to the other half of the PSUs as of January 1, 2013.

Information regarding activity for outstanding RSUs granted under the 2006 Plan is as follows (shares in thousands):

	Number of shares of RSUs	Weighted- Average Grant Date Fair Value (per share)
RSUs outstanding as of December 28, 2010	110	$1.79
RSUs granted	—	—
RSUs forfeited (canceled)	(14)	1.79
RSUs vested	(48)	1.79

RSUs outstanding as of January 3, 2012	48	$1.79
RSUs granted	910	2.42
RSUs forfeited (canceled)	(16)	2.54
RSUs vested	(48)	1.79

RSUs outstanding as of January 1, 2013	894	$2.42

13. INCOME TAXES

The components of the income tax (expense) benefit are as follows (in thousands):

	January 1, 2013	January 3, 2012	December 28, 2010
Current:
Federal	$(81)	$—	$919
State	(10)	(36)	46
Foreign	(64)	(8)	(165)

	$(155)	$(44)	$800

Deferred:
Federal	$—	$300	$(890)
State	—	84	(68)
Foreign	—	—	—

	$—	$384	$(959)

Income tax (expense) benefit	$(155)	$340	$(159)

The difference between the effective income tax rate and the United States federal income tax rate is summarized as follows:

	January 1, 2013	January 3, 2012	December 28, 2010
Statutory federal rate	34.0%	(34.0)%	(34.0)%
State income taxes less federal benefit	6.1	(5.7)	(5.5)
Foreign income taxes	9.2	0.1	1.0
Change in valuation allowance	(36.1)	46.3	36.5
Meals	9.0	0.0	(0.0)
Stock options	(1.0)	0.5	1.8
Write-off of goodwill	(0.7)	(5.4)	0.0
Changes of liability related to uncertain tax positions	(0.0)	(4.5)	0.4
Alternative minimum taxes	22.3	0.0	0.0
Expired tax attribute carryforwards	8.7	0.0	0.0
Tax credits generated	(14.3)	(1.7)	0.0
Other	(3.3)	0.5	0.8

	33.9%	(3.9)%	1.0%

Deferred income taxes are provided for the temporary differences between the carrying values of the Company’s assets and liabilities for financial reporting purposes and their corresponding income tax bases. The temporary differences give rise to either a deferred tax asset or liability in the financial statements that is computed by applying current statutory tax rates to taxable and deductible temporary differences based upon the classification (i.e., current or noncurrent) of the asset or liability in the financial statements that relates to the particular temporary difference. Deferred taxes related to differences that are not attributable to a specific asset or liability are classified in accordance with the future period in which they are expected to reverse and be recognized for income tax purposes. The deferred tax assets (liabilities) consisted of the following temporary differences as of January 1, 2013 and January 3, 2012 (in thousands):

	January 1, 2013	January 3, 2012
Reserves and accruals	$8,107	$8,248

Total current deferred tax asset	8,107	8,248

Net operating losses	47,848	48,425
Deferred rent	2,261	2,444
Tax credit attributes	1,589	1,523
Basis difference in intangibles	4,670	5,213
Share-based compensation	1,626	1,059
Basis difference in fixed assets	13,414	12,588
Basis difference in investments	14	(153)
Reserves and accruals	15	70

Total non-current deferred tax asset	71,437	71,169

Valuation allowance	(79,544)	(79,417)

Total net deferred tax asset	$—	$—

Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. A valuation allowance is provided for deferred tax assets when it is “more likely than not” that some portion of the deferred tax asset will not be realized. Because of the Company’s recent history of operating losses, management believes the recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. A valuation allowance has been recorded for the net deferred tax assets at January 1, 2013, which increases the valuation allowance by $0.1 million for the fiscal year ended January 1, 2013.

At January 1, 2013, the Company has federal and state net operating loss carryovers of $112.5 million and $128.9 million, respectively, which, if not used earlier, will expire between 2017 and 2031. In addition, the Company also has tax credit carryforwards for federal and state purposes of $1.1 million and $0.7 million, respectively. Of the federal tax credit carryforwards, approximately $233,000 will expire in 2031 if unused before that year. The remaining federal tax credits and the state tax credits do not expire.

The Company underwent an “ownership change” as defined in section 382 of the Internal Revenue Code during the second quarter of our 2009 fiscal year, as a result of our issuance of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock and other prior trading in our stock.

The amount of our taxable income for tax years ending after our ownership change which may be offset by net operating loss carryovers (“NOL”) and tax credits from pre-change years will be subject to an annual limitation, known as a section 382 limitation. As of January 1, 2013, the amount of pre-change federal NOL is $52.0 million and the pre-change state NOL is $69.1 million, the post-change federal NOL is $60.5 million and the post-change state NOL is $59.8million (before considering the annual 382 limitation and any built-in losses).

The Company has determined the annual section 382 limitation to be approximately $3.4 million. To the extent that the section 382 limitation exceeds the amount of taxable income offset by the net operating loss carryforwards from the pre-change years, the excess may increase the future section 382 limitation. The NOL from the post-change years are generally not subject to the section 382 limitation. However, due to the existence of a net unrealized built-in loss at the ownership change date, section 382 further limits the Company’s ability to fully utilize the tax deductions associated with certain of its assets, including depreciation and amortization deductions recognized during the 5 post-change years ending in 2014. Although these deductions will occur in the post-change period, section 382 treats the deductions as pre-change losses subject to the annual 382 limitation. The net unrealized built-in loss associated with these assets at the ownership change date was approximately $11.4 million. The entire unrealized built-in losses are expected to be fully realized in the 5 post-change years ending in 2014 and, therefore, to be treated as pre-change losses. As a result, the amount of state NOL that is expected to expire unused due to the section 382 limitation is approximately $2.0 million. No federal NOL is expected to expire unused due to the section 382 limitation.

As a result of certain realization requirements of Accounting Standards Codification Topic 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of January 1, 2013 and January 3, 2012 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. The deferred tax assets include primarily net operating loss carryforwards. Equity will be increased by $0.3 million if and when such deferred tax assets are ultimately recognized. The Company uses tax law ordering when determining when excess tax benefits have been realized.

Changes in the Company’s unrecognized tax benefits are as follows (in thousands):

	Fiscal Year Ended January 1, 2013	Fiscal Year Ended January 3, 2012
Beginning balance	$176	$693
Increases attributable to tax positions taken during prior periods	9	—
Decreases resulting from lapse of applicable statutes of limitations	—	517

Ending balance	$185	$176

As of January 1, 2013, the entire unrecognized tax benefits reduce the deferred tax asset of the net operating loss carryforwards. If recognized, none of the unrecognized tax benefits would impact the Company’s effective tax rate. As of January 1, 2013, it is reasonably possible that the unrecognized tax benefits will not significantly increase or decrease in the next twelve months.

The Company is subject to taxation in the United States and various state and local jurisdictions. As of January 1, 2013, the Company is subject to U.S. federal income tax examinations for the tax years ended December 29, 2009 through January 3, 2012. With few exceptions, as of January 1, 2013, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the tax years ended before December 29, 2009.

14. FAIR VALUE MEASUREMENT

Financial Assets and Liabilities

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

The following table presents financial assets that were accounted for at fair value on a recurring basis as of January 1, 2013 and January 3, 2012 by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
January 1, 2013
Liabilities:
Contingent consideration (1)	—	—	1,304
January 3, 2012
Assets:
Cash invested in money market fund (2)	$1,352	$—	$—

(1)	$0.9 million included in deferred rent and other long-term liabilities and $0.4 million included in other current liabilities on the consolidated balance sheet at January 1, 2013
(2)	$1.4 million included in restricted cash on the consolidated balance sheet at January 3, 2012.

For assets that are measured using quoted prices in active markets, fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. The Company had no cash invested in money market funds as of January 1, 2013 and $1.4 million as of January 3, 2012.

Contingent consideration was initially recorded at $1.4 million in January 2012. As of January 1, 2013, the fair value was $1.3 million, resulting in a gain of $0.1 million. The gain is recorded in other operating, net on the consolidated statement of operations.

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

The following table presents the Company’s assets that were accounted for at fair value on a non-recurring basis as of January 1, 2013 and January 3, 2012. Total losses include losses recognized from all non-recurring fair value measurements for fiscal 2012 and fiscal 2011. (In thousands):

	Level 1	Level 2	Level 3
January 1, 2013
Assets:
Long-lived assets (1)	—	—	$400

Total losses recognized for all non-recurring fair value measures for the fiscal year ended January 1, 2013	—	—	711

January 3, 2012
Assets:
Long-lived assets (1)	—	—	$136

Total losses recognized for all non-recurring fair value measures for the fiscal year ended January 3, 2012	—	—	1,291

(1)	Included in property, fixtures and equipment, net on the consolidated balance sheet.

The Company classified the fair value of long-lived assets as level 3 because the value is based on unobservable inputs. The significant inputs to the fair value measurement of the long-lived assets are projected future operating results at the store level and the discount rates applied to calculate the present value of these assets. The fair value of the contingent consideration is classified as level 3 because it is based on unobservable inputs. Significant inputs and assumptions are management’s estimate of operating profits from the related business and the discount rate used to calculate the present value of the liability. Significant changes in any level 3 input or assumption would result in increases or decreases to fair value measurements for future impairment of the long-lived assets and for contingent consideration.

15. EMPLOYEE BENEFIT PLAN

The Company maintains a voluntary defined contribution plan covering all eligible employees. Eligible employees may elect to defer and contribute a percentage of their compensation to the plan, not to exceed the dollar amount set by law. During fiscal 2012, fiscal 2011 and fiscal 2010, respectively, the Company matched employees’ contributions on a discretionary basis, resulting in a contribution of $0.1 million, $0.1 million and $0.1 million.

16. OTHER COMMITMENTS AND CONTINGENCIES

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

Other —The Company has purchase obligations with certain suppliers for certain fruits and dairy for various terms typically ranging from one year to five years. The Company has one contract with a supplier for a 15 year term that ends in 2024. These contracts are commitments to purchase a minimum level of fruit and other items used in the production of the Company’s products totaling $78.2 million.

17. RELATED-PARTY TRANSACTIONS

The Company paid $0.2 million, $0.4 million and $0.2 million in fiscal 2012, fiscal 2011 and fiscal 2010, respectively, to Mistral Capital Management, LLC for monitoring fees pursuant to the securities purchase agreement for the sale of its Series B Preferred Stock. Mistral Capital Management, LLC serves as an investment manager to certain funds who hold shares of the Company’s Series B Preferred Stock.

18. UNAUDITED QUARTERLY INFORMATION

(Dollars in thousands, except share and per share amounts)	Thirteen Weeks Ended April 3, 2012	Thirteen Weeks Ended July 3, 2012	Thirteen Weeks Ended October 2, 2012	Thirteen Weeks Ended January 1, 2013
Revenue:
Company stores	$50,025	$62,530	$61,795	$40,775
Franchise and other revenue	3,022	3,514	3,687	3,441

Total revenue	53,047	66,044	65,482	44,216

Costs and operating expenses (income):
Cost of sales	11,611	13,975	14,918	9,711
Labor	15,408	17,148	16,457	14,073
Occupancy	7,418	7,326	7,353	7,376
Store operating	7,875	8,955	9,328	7,454
Depreciation and amortization	2,922	2,813	2,793	2,534
General and administrative	8,639	10,823	9,663	11,646
Impairment of long-lived assets	386	175	75	75
Other operating, net	433	(200)	347	(1,334)

Total costs and operating expenses	54,692	61,015	60,934	51,535

(Loss) income from operations	(1,645)	5,029	4,548	(7,319)

Other income (expense):
Interest income	20	20	21	─
Interest expense	(117)	22	(52)	(70)

Total other (expense) income, net	(97)	42	(31)	(70)

(Loss) income before income taxes	(1,742)	5,071	4,517	(7,389)
Income tax benefit (expense)	232	(453)	(413)	479

Net (loss) income	(1,510)	4,618	4,104	(6,910)
Redeemable preferred stock dividends and deemed dividends	(481)	(472)	(1,123)	(105)

Net (loss) income attributable to common stockholders	$(1,991)	$4,146	$2,981	$(7,015)

(Loss) earnings per share:
Basic	$(0.03)	$0.06	$0.04	$(0.09)
Diluted	$(0.03)	$0.05	$0.04	$(0.09)

During the third quarter of fiscal 2012, holders of 93,500 shares of outstanding Series B-1 Preferred Stock and 2,000 shares of outstanding Series B-2 Preferred Stock converted such stock into an aggregate of 9,550,000 shares of common stock. As a result, related accretion or deemed dividends of $0.7 million was accelerated and recognized in the quarter.

As of January 1, 2013, there remain 72,889 shares of Series B Preferred Stock issued and outstanding.

The sum of earnings (loss) per share for all four quarters may not equal the loss per share of the fiscal year due to rounding.

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

19. SUBSEQUENT EVENT

On March 5, 2013, the Company entered into a master franchise development agreement with Casa Operadora de Franquicias MAV S.A.P.I de C.V (“MAV”), to develop 80 Jamba Juice stores® in Mexico over the next ten years. The first Jamba Juice store in Mexico is expected to open in late 2013.

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

In connection with the preparation of this Annual Report on Form 10-K, as of January 1, 2013, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of January 1, 2013. These conclusions were communicated to the Audit Committee.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of January 1, 2013. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, our CEO and CFO concluded that our internal control over financial reporting was effective as of January 1, 2013 based on the criteria set forth by COSO in Internal Control—Integrated Framework.

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

NONE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Jamba, Inc.:

We have audited Jamba, Inc. and subsidiaries (the Company) internal control over financial reporting as of January 1, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Jamba, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jamba, Inc. and subsidiaries as of January 1, 2013, and January 3, 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended January 1, 2013, January 3, 2012 and December 28, 2010, and our report dated March 6, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Francisco, California

March 6, 2013

PART III

ITEM  10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Directors of the Company is incorporated herein by reference from the Company’s 2013 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2012 fiscal year.

Information regarding the Executive Officers of the Company is contained in Part I of this Annual Report on Form 10-K.

ITEM  11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company’s 2013 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2012 fiscal year.

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, information required by Item 12 is incorporated herein by reference from the Company’s 2013 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2012 fiscal year.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference from the Company’s 2013 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2012 fiscal year.

ITEM  14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from the Company’s 2013 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2012 fiscal year.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Emeryville, State of California, on the 6th day of March, 2013.

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

Name	Title	Date

/s/ James D. White
James D. White	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 6, 2013

/s/ Karen L. Luey
Karen L. Luey	Chief Financial Officer, Chief Administrative Officer, Executive Vice President and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 6, 2013

/s/ Michael A. Depatie
Michael A. Depatie	Director	March 6, 2013

/s/ Richard L. Federico
Richard L. Federico	Director	March 6, 2013

/s/ Andrew Heyer
Andrew Heyer	Director	March 6, 2013

/s/ Lesley H. Howe
Lesley H. Howe	Director	March 6, 2013

/s/ Marvin Igelman
Marvin Igelman	Director	March 6, 2013

/s/ David A. Pace
David A. Pace	Director	March 6, 2013

/s/ Brian Swette
Brian Swette	Director	March 6, 2013

/s/ Fritzi G. Woods
Fritzi G. Woods	Director	March 6, 2013

EXHIBIT INDEX[To be updated]

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-32552	3.1	December 5, 2006

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	8-K	001-32552	3.2	December 5, 2006

3.3	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock	8-K	001-32552	3.1	October 9, 2008

3.4	Certificate of Designation of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock	8-K	001-32552	3.1	June 17, 2009

3.5	Amended and Restated Bylaws of the Company	8-K	001-32552	3.3	August 17, 2010

4.1	Specimen Common Stock Certificate	S-1	333-122812	4.2	February 14, 2005

4.2	Rights Agreement, effective as of October 8, 2008 between Jamba, Inc. and Continental Stock Transfer & Trust Company as Rights Agent	8-K	001-32552	4.1	October 9, 2008

4.3	Amendment No. 1 to Rights Agreement dated June 16, 2009 between Jamba, Inc. and Continental Stock Transfer & Trust Company as Rights Agent	8-K	001-32552	4.3	June 17, 2009

4.4	Registration Rights Agreement dated June 16, 2009 between Jamba, Inc., the Investors and North Point	8-K	001-32552	4.1	June 17, 2009

10.1	Form of Indemnity Agreement entered into between the Company and its directors, officers and certain other employees	8-K	001-32552	10.1	December 5, 2006

10.2	Form of Distribution Agreement by and between Jamba Juice Company and various suppliers	8-K	001-32552	10.4	December 5, 2006

10.3	Office Lease for the property located at 6475 Christie Avenue, Emeryville, CA 94608, by and between Jamba Juice Company and Bay Center Office, LLC dated July 28, 2006	8-K	001-32552	10.5	December 5, 2006

10.4	Amended and Restated 1994 Stock Incentive Plan**	8-K	001-32552	10.16	December 5, 2006

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.5	2001 Equity Incentive Plan**	8-K	001-32552	10.17	December 5, 2006

10.6	Jamba, Inc. Amended and Restated 2006 Employee, Director and Consultant Stock Plan**	DEF14A	001-32552	Annex A	April 1, 2010

10.7	Form of Incentive Stock Option Plan under the 2006 Plan**	10-Q	001-32552	10.2	August 17, 2011

10.8	Form of Non-Qualified Stock Option Agreement under the 2006 Plan**	10-Q	001-32552	10.3	August 17, 2011

10.9	Form of Restricted Stock Units Agreement under the 2006 Plan**	10-Q	001-32552	10.4	August 17, 2011

10.10	Jamba, Inc. 2010 Employee Stock Purchase Plan	DEF14A	001-32552	Annex B	April 1, 2010

10.11	Non-employee Director Compensation Policy, as amended**					X

10.12	Distribution Service Agreement by Systems Services of America and Jamba Juice Company dated as of December 16, 2012*					X

10.13	Form of Executive Employment Agreement entered into between Jamba Juice Company and each of Karen L. Luey, Thibault de Chatellus, Steve Adkins, Greg Schwartz and Susan Shields**	8-K	001-32552	10.1	October 14, 2008

10.14	Employment Agreement dated November 17, 2008 between Jamba Juice Company and James White**	8-K	001-32552	10.1	November 18, 2008

10.15	Notice of Grant of Non-Qualified Stock Option and Non-Qualified Stock Option Agreement, Dated December 1, 2008, entered into between Jamba, Inc. and James White**	10-K	001-32552	10.22	March 16, 2009

10.16	Securities Purchase Agreement dated May 31, 2009 between the Company and the purchasers identified therein (including as exhibits the Form of Certificate of Designation, Form of Registration Rights Agreement and of Amendment No. 1 to Rights Plan)	8-K	001-32552	10.1	June 2, 2009

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.17	Jamba, Inc. Management Incentive Plan	8-K	001-32552	10.1	December 21, 2010

10.18	Credit Agreement dated as of February 14, 2012 by and among the Company, Jamba Juice company and Wells Fargo Bank, National Association	10-K	001-32552	10.18	March 9, 2012

10.19	Amendment to the Credit Agreement dated as of November 1, 2012 by and among the Company, Jamba Juice Company and Wells Fargo Bank, National Association					X

10.20	First Amendment to Office Lease for the property located at 6475 Christie Avenue, Emeryville, CA, 94608, by and between Jamba Juice Company and Bay Center Investor, LLC, dated March 25, 2011	10-Q	001-32552	10.1	August 2, 2012

10.21	Second Amendment to Office Lease for the property located at 6475 Christie Avenue, Emeryville, CA, 94608, by and between Jamba Juice Company and Bay Center Investor, LLC, dated May 31, 2012	10-Q	001-32552	10.2	August 2, 2012

14.1	Code of Business Conduct and Ethics	8-K	001-32552	14.1	December 5, 2006

21.1	List of Subsidiaries					X

23.1	Consent of Independent Registered Public Accounting Firm–KPMG LLP					X

24	Power of Attorney, included on signature page hereto					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

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

