Form 10-Q
period 2013-04-02
JAMBA, INC.
filed 2013-05-02
CIK 1316898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2013

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

The number of shares of common stock of Jamba, Inc. issued and outstanding as of April 26, 2013 was 83,513,387.

JAMBA, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED APRIL 2, 2013

Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101

PART I - FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JAMBA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)	April 2, 2013	January 1, 2013
ASSETS
Current assets:
Cash and cash equivalents	$23,037	$31,486
Restricted cash	—	205
Receivables, net of allowances of $114 and $103	7,989	11,327
Inventories	3,444	3,143
Prepaid and refundable taxes	457	655
Prepaid rent	2,981	3,080
Prepaid expenses and other current assets	2,680	1,681
Total current assets	40,588	51,577
Property, fixtures and equipment, net	37,547	38,442
Goodwill	1,233	1,336
Trademarks and other intangible assets, net	1,381	1,412
Other long-term assets	1,195	846
Total assets	$81,944	$93,613
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,400	$8,206
Accrued compensation and benefits	4,050	7,566
Workers’ compensation and health insurance reserves	1,249	1,087
Accrued jambacard liability	29,498	33,634
Other current liabilities	9,706	9,728
Total current liabilities	48,903	60,221
Deferred rent and other long-term liabilities	12,020	11,880
Total liabilities	60,923	$72,101
Commitments and contingencies (Note 9)
Series B redeemable preferred stock, $0.001 par value, 304,348 shares authorized; 16,109 and 72,889 shares issued and outstanding at April 2, 2013 and January 1, 2013, respectively	$1,776	$7,916
Stockholders’ equity:
Common stock, $0.001 par value, 150,000,000 shares authorized; 83,486,948 and 77,408,909 shares issued and outstanding at April 2, 2013 and January 1, 2013, respectively	84	78
Additional paid-in capital	386,892	380,007
Accumulated deficit	(367,731)	(366,489)
Total stockholders’ equity	19,245	13,596
Total liabilities and stockholders’ equity	$81,944	$93,613

See accompanying notes to condensed consolidated financial statements

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)	13 weeks ended April 2, 2013	13 weeks ended April 3, 2012
Revenue:
Company stores	$51,140	$50,025
Franchise and other revenue	3,916	3,022
Total revenue	55,056	53,047
Costs and operating expenses:
Cost of sales	12,404	11,611
Labor	15,755	15,408
Occupancy	7,376	7,418
Store operating	8,157	7,875
Depreciation and amortization	2,772	2,922
General and administrative	9,169	8,639
Impairment of long-lived assets	107	386
Other operating, net	619	433
Total costs and operating expenses	56,359	54,692
Loss from operations	(1,303)	(1,645)

Other income (expense), net:
Interest income	-	20
Interest expense	(78)	(117)
Total other expense, net	(78)	(97)
Loss before income taxes	(1,381)	(1,742)
Income tax benefit	139	232
Net loss	(1,242)	(1,510)
Preferred stock dividends and deemed dividends	(484)	(481)
Net loss attributable to common stockholders	$(1,726)	$(1,991)

Weighted-average shares used in the computation of loss per share:
Basic	80,709,422	67,294,134
Diluted	80,709,422	67,294,134
Loss per share:
Basic	$(0.02)	$(0.03)
Diluted	$(0.02)	$(0.03)

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
(Dollars in thousands, except share amounts)	Shares	Amount	Capital	Deficit	Equity
Balance as of January 3, 2012	67,280,485	$68	$369,027	$(366,791)	$2,304
Share-based compensation expense	—	—	400	—	400
Issuance of common stock pursuant to stock plans	26,154	—	19	—	19
Accretion of Series B preferred shares	—	—	(85)	—	(85)
Redeemable preferred stock dividends	—	—	(396)	—	(396)
Net loss	—	—	—	(1,510)	(1,510)
Balance as of April 3, 2012	67,306,639	$68	$368,965	$(368,301)	$732

Balance as of January 1, 2013	77,408,909	$78	$380,007	$(366,489)	$13,596
Share-based compensation expense	—	—	479	—	479
Issuance of common stock pursuant to stock plans	400,039	—	366	—	366
Conversion of preferred stock	5,678,000	6	6,524	—	6,530
Accretion of Series B preferred shares	—	—	(390)	—	(390)
Redeemable preferred stock dividends	—	—	(94)	—	(94)
Net loss	—	—	—	(1,242)	(1,242)
Balance as of April 2, 2013	83,486,948	$84	$386,892	$(367,731)	$19,245

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	13 weeks ended April 2, 2013	13 weeks ended April 3, 2012
Cash provided by (used in) operating activities:
Net loss	$(1,242)	$(1,510)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	2,772	2,922
Impairment of long-lived assets	107	386
Store lease termination, closure costs and loss on disposals	212	134
Share-based compensation	479	400
Jambacard breakage income and amortization, net	(620)	(623)
Bad debt and inventory reserves	221	182
Deferred rent	(817)	(243)
Changes in operating assets and liabilities:
Receivables	3,327	4,213
Inventories	(511)	(171)
Prepaid rent	99	(4)
Prepaid and refundable taxes	198	286
Prepaid expenses and other current assets	(794)	(153)
Other long-term assets	(246)	(1,329)
Restricted cash from operating activities	205	1,352
Accounts payable	(3,418)	1,567
Accrued compensation and benefits	(3,516)	(2,780)
Workers’ compensation and health insurance reserves	162	(2)
Accrued jambacards liability	(3,516)	(3,487)
Other current liabilities	7	(451)
Deferred franchise revenue and other long-term liabilities	979	639
Equity earnings from joint ventures	—	(36)
Cash (used in) provided by operating activities	(5,912)	1,292
Cash (used in) investing activities:
Capital expenditures	(2,898)	(861)
Proceeds from sale of stores and equipment	118	—
Acquisition of business	—	(390)
Capital contribution to investment, net	—	(21)
Cash used in investing activities	(2,780)	(1,272)
Cash provided by (used in) financing activities:
Proceeds pursuant to stock plans	366	19
Preferred stock dividends paid	(123)	(387)
Cash provided by (used in) financing activities	243	(368)
Net decrease in cash and cash equivalents	(8,449)	(348)
Cash and cash equivalents at beginning of period	31,486	19,607
Cash and cash equivalents at end of period	$23,037	$19,259
Supplemental cash flow information:
Cash paid for interest	$14	$14
Income taxes paid	58	12
Noncash investing and financing activities:
Property, fixtures and equipment in accounts payable	$(388)	$63
Accretion of preferred stock issuance costs	390	85
Conversion of preferred stock	6,530	—

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Jamba, Inc., a Delaware corporation (the “Company”), and its wholly-owned subsidiary, Jamba Juice Company, is a healthy, active lifestyle brand with a global business driven by a portfolio of company-owned and franchised Jamba Juice® stores, innovative product platforms that utilize our JambaGO® and Jamba Smoothie Station™ formats, and Jamba-branded consumer packaged goods. As a leading “better-for-you,” specialty food and beverage brand, Jamba offers great tasting, whole fruit smoothies, fresh juices, hot oatmeal, breakfast wraps, bistro sandwiches and mini-wraps, California Flatbreads™, frozen yogurt, and a variety of baked goods and snacks in its restaurants. Jamba Juice Company has expanded the Jamba brand by direct selling of consumer packaged goods (“CPG”) products and licensing its trademarks.

As of April 2, 2013, there were 820 Jamba Juice stores globally, consisting of 300 Company-owned and operated stores (“Company Stores”), 479 franchise-operated stores (“Franchise Stores”) in the United States, and 41 Franchise Stores at international locations (“International Stores”).

Unaudited Interim Financial Information—The condensed consolidated balance sheet as of April 2, 2013 and the condensed consolidated statements of operations, stockholders’ equity and cash flows for each of the 13 week periods ended April 2, 2013 and April 3, 2012 have been prepared by the Company, without audit, and have been prepared on the same basis as the Company’s audited consolidated financial statements. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position as of April 2, 2013 and the results of operations and cash flows for the 13 week periods ended April 2, 2013 and April 3, 2012. The condensed consolidated balance sheet as of January 1, 2013 has been derived from the Company’s audited consolidated financial statements.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended January 1, 2013 (“2012 Annual Report”).

Advertising Fund—The Company participates with its franchisees in an advertising fund to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchise owners. Contributions to the advertising fund are required for Company Stores and traditional Franchise Stores, and are generally based on a percent of store sales. The Company has control of the advertising fund. The fund is consolidated and the Company reports all assets and liabilities of the fund that it consolidates.

The advertising fund assets, consisting primarily of accounts receivable from franchisees, can only be used for selected purposes and are considered restricted. The advertising fund liabilities represent the corresponding obligation arising from the receipts of the marketing program. In accordance with ASC Topic 952-605-25, the receipts from the franchisees are recorded as a liability against which specified advertising costs are charged. The Company does not reflect franchisee contributions to the fund in its consolidated statements of operations.

Advertising fund assets of $1.4 million and $1.0 million were recorded in accounts receivable on the consolidated balance sheet as of April 2, 2013 and January 1, 2013, respectively. Advertising fund liabilities of $0.5 million were recorded in accounts payable on the consolidated balance sheet as of both April 2, 2013 and January 1, 2013.

Comprehensive Income—Comprehensive income is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments from owners and distributions to owners. Comprehensive income (loss) equals net loss for all periods presented. No separate statement of comprehensive income is presented.

Loss Per Share—Basic loss per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed based on the weighted-average number of common shares and potentially dilutive securities, which includes preferred stock outstanding, outstanding warrants, outstanding options, outstanding restricted stock unit awards and restricted stock awards granted under the Company’s stock option plans. Anti-dilutive shares of 11.3 million and 24.1 million have been excluded from diluted weighted-average shares outstanding in the 13 week periods ended April 2, 2013 and April 3, 2012, respectively. For purposes of determining the net loss attributable to common stockholders used in the computation of loss per share, the amount of the loss was increased by the preferred stock dividends and deemed dividends. The deemed dividend represents the accretion of the issuance costs and beneficial conversion feature of the Company’s preferred stock. The number of potentially dilutive incremental shares from the assumed exercise of warrants and options was calculated by applying the treasury stock method. The number of shares from the assumed conversion of Series B preferred shares was calculated using the “as-if” converted method.

Fair value Measurement— Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

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

The following instruments are not measured at fair value on the Company’s consolidated balance sheets but require disclosure of their fair values: cash and cash equivalents, accounts receivables and accounts payable. The estimated fair value of such instruments approximates their carrying value as reported on the consolidated balance sheets. The fair value of such financial instruments is determined using the income approach based on the present value of estimated future cash flows. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1.

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

Impairment of long-lived assets—The Company evaluates long-lived assets for impairment when facts and circumstances indicate that the carrying values of long-lived assets may not be recoverable. The impairment evaluation is generally performed at the lowest level of identifiable cash flows, which for Company Stores is at the individual store asset group level. The Company first compares the carrying value of the asset to the asset’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying value of the asset, an impairment loss is measured based on the asset’s estimated fair value. The fair value of a store’s assets is estimated using a discounted cash flow model based on internal projections and taking into consideration the view of a market participant. The estimate of cash flows is based on, among other things, certain assumptions about expected future operating performance. Factors considered during the impairment evaluation include factors related to actual operating cash flows, the period of time since a store has been opened or remodeled, refranchising expectations and the maturity of the relevant market.

Recent Accounting Pronouncements

There has been no development to recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements from that disclosed in the Company’s Annual Report on Form 10-K.

2. TRADE CREDIT AGREEMENT

In 2012, the Company entered into a Trade Credit Agreement with a California advertising agency to provide product from the Company’s wholly owned subsidiary, Talbott Teas, Inc. (“Talbott”), in exchange for future advertising credits (“trade credits”). The trade credits will expire in November 2017. During the 13 week period ended April 2, 2013, the Company exchanged Talbott product for $0.6 million of trade credits. At April 2, 2013, trade credits of approximately $0.5 million are remaining and are included on the consolidated balance sheet in prepaid expenses and other current assets. These trade credits are charged to expense as they are used to purchase advertising services. The transaction was recorded at the fair value of the Talbott products provided to the advertising agency on the date of the transaction.

During the 13 week period ended April 3, 2012, the Company did not have any trade credit agreements in place.

3. REDEEMABLE PREFERRED STOCK

On June 16, 2009, the Company issued (i) 170,000 shares of its Series B-1 Convertible Preferred Stock, par value $0.001, (the “Series B-1 Preferred”) to affiliates of Mistral Equity Partners at a price of $115 per share, for an aggregate purchase price of approximately $19.6 million, and (ii) 134,348 shares of its Series B-2 Convertible Preferred Stock, par value $0.001, (the “Series B-2 Preferred”) to CanBa Investments, LLC at a price of $115 per share, for an aggregate purchase price of approximately $15.4 million. The issuance of shares of the Series B-1 Preferred and the B-2 Preferred (together the “Series B Preferred Stock” or “Preferred Stock”) for $35 million, less approximately $3.1 million in total transaction costs, which included $2.2 million in transaction fees and $885,000 paid to investors, was completed through a private placement to the purchasers as accredited investors and pursuant to the exemptions from the registration requirements of the Securities Act. The shares of Preferred Stock and the shares of the Company’s Common Stock issuable upon conversion of the Preferred Stock to be issued to the purchasers includes legends restricting transfer other than pursuant to an effective registration statement under the Securities Act or in accordance with an exemption from registration. The holders of the Series B Preferred Stock have the right to require the Company to redeem all or a portion of the shares of the Series B Stock on or after seven years from the date of issuance of the Preferred Stock.

The shares of Preferred Stock are convertible at the election of the holders, at any time, into shares of Common Stock at an initial conversion price of $1.15 per share. The conversion price for the Preferred Stock is subject to customary anti-dilution adjustments for stock splits, dividends or certain other equity restructurings. After a two year period from the original date of issuance, the Company has the right to require that the shares of Preferred Stock be converted into shares of Common Stock if (i) the Common Stock trading volume averages 150,000 shares per trading day over a 30 trading day period and (ii) the daily volume weighted average price per share of the Common Stock exceeds the product of 2.5 times the then-applicable conversion price for any 20 of the preceding 30 trading days at any time these conditions continue to be satisfied and for a period of 10 trading days thereafter. Upon exercise of this right, the Preferred Stock will be converted at the then-applicable conversion rate and the Company will be obligated to pay any then-existing dividend arrearages in cash.

As of January 18, 2013, there are no shares of Series B-1 Preferred outstanding and per the terms of the Securities Purchase Agreement, the holders of the Series B-1 Preferred are no longer allowed to elect any members to the Board. As of April 2, 2013, the holders of Series B-2 Preferred held approximately 12% of the number of shares of Series B-2 Preferred originally issued and approximately 25% of the number of shares of Common Stock issued or issuable upon conversion of the Series B-2 Preferred.

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

  During the 13 week period ended April 2, 2013, holders of 19,649 shares of outstanding Series B-1 Preferred Stock and 37,131 shares of outstanding Series B-2 Preferred Stock converted such stock into an aggregate of 5,678,000 shares of common stock at the conversion price of $1.15 per share.

During the 13 week periods ended April 2, 2013 and April 3. 2012, the Company paid cash dividends on the Series B Preferred Stock totaling $0.1 million and $0.4 million, respectively. Accretion related to the Series B Preferred Stock for the 13 week periods ended April 2, 2013 and April 3, 2012 was $0.4 million and $0.1 million, respectively, including the acceleration of accretion on converted shares. Unamortized accretion as of April 2, 2013 was $0.1 million.

During the 13 week period ended April 3, 2012, there were no conversions of outstanding Series B Preferred Stock.

4. SHARE-BASED COMPENSATION

The Company maintains four share-based compensation plans (collectively, the “Plans”). The Company’s Amended and Restated 2006 Employee, Director and Consultant Stock Plan, as amended (the “2006 Plan”) was approved by the Company’s stockholders on November 28, 2006, and provides for the granting of up to eight million shares of common stock in the form of nonqualified and incentive stock options, stock grants or other share-based awards to employees, nonemployee directors and consultants. The amendment and restatement of the 2006 Plan was approved by stockholders on May 20, 2010. In connection with the merger of Jamba, Inc. with Jamba Juice Company on November 28, 2006, the Company assumed the outstanding options under the Jamba Juice Company 1994 Stock Incentive Plan (the “1994 Plan”) and the Jamba Juice Company 2001 Equity Incentive Plan (the “2001 Plan”), both of which provided for the granting of nonqualified and incentive stock options to employees, nonemployee directors and consultants. No additional grants are available under the 2001 Plan and the 1994 Plan. The 2010 Employee Stock Purchase Plan was approved by the Company’s stockholders on May 20, 2010 and provides an investment benefit to employees. This Plan did not have a significant impact on the financial statements.

A summary of stock option activity under the Plans as of April 2, 2013, and changes during the 13 week period then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(per share)	(dollars in thousands)
Options outstanding at January 1, 2013	6,248	$2.23	$4,507
Options granted	—	—
Options exercised	(261)	1.30
Options cancelled	(57)	4.94
Options outstanding at April 2, 2013	5,930	$2.24	$7,463
Options vested or expected to vest at April 2, 2013	5,790	$2.25	$7,335
Options exercisable at April 2, 2013	4,504	$2.35	$6,110

Share-based compensation expense, which is included in general and administrative expense, was $0.5 million for the 13 week period ended April 2, 2013 and was $0.4 million for the 13 week period ended April 3, 2012. The remaining expense to amortize is approximately $2.1 million as of April 2, 2013. The amortization period is four years. There was no income tax benefit related to share based compensation during both the 13 week periods ended April 2, 2013 and April 3, 2012.

No stock options were granted to employees during the 13 week period ended April 2, 2013. The estimated fair value per share of stock options granted during the 13 week period ended April 3, 2012, was $1.34.

Information regarding activity for outstanding restricted stock units (“RSUs”) granted under the 2006 Plan during the 13 week period ended April 2, 2013 is as follows (shares in thousands):

	Number of shares of RSUs	Weighted- Average Grant Date Fair Value (per share)

RSUs outstanding as of January 1, 2013	894	$2.42
RSUs granted	20	2.99
RSUs forfeited (canceled)	(11)	2.54
RSUs vested	—	—

RSUs outstanding as of April 2, 2013	903	$2.43

Information regarding activity for outstanding performance stock units (“PSUs”) granted under the 2006 Plan during the 13 week period ended April 2, 2013 is as follows (shares in thousands):

	Number of shares of PSUs	Weighted- Average Grant Date Fair Value (per share)

PSUs outstanding as of January 1, 2013	340	$2.54
PSUs vested	—	—

PSUs outstanding as of April 2, 2013	340	$2.54

The PSUs have performance criteria that require the Company to achieve predetermined EBITDA targets for the second half of fiscal 2012 and the first half of fiscal 2013. The criteria for the second half of fiscal 2012 were met and compensation expense was recognized. The criteria for the first half of fiscal 2013 were not met as of April 2, 2013.

5. FAIR VALUE MEASUREMENT

The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of April 2, 2013 and April 3, 2012 by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (2)	$—	$—	$916

January 1, 2013
Assets:
Cash invested in money market fund (1)	$205	$—	$—

Liabilities:
Contingent consideration (3)	—	—	1,304

(1)	$0.2 million included in restricted cash on the consolidated balance sheet at January 1, 2013.
(2)	$0.9 million included in other long-term liabilities on the consolidated balance sheet at April 2, 2013.
(3)	$0.9 million included in other long-term liabilities and $0.4 million included in other current liabilities on the consolidated balance sheet at January 1, 2013.

For assets that are measured using quoted prices in active markets, fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs.

Fair value of the contingent consideration is measured using unobservable inputs. Significant inputs and assumptions are management’s estimate of operating profits from the related business and the discount rate used to calculate the present value of the liability.

The following table presents our assets that were accounted for at fair value on a non-recurring basis and remaining on our condensed consolidated balance sheets as of April 2, 2013 and January 1, 2013. Total losses include losses recognized from all non-recurring fair value measurements for the 13 week periods ended April 2, 2013 and April 3, 2012:

	Level 1	Level 2	Level 3
April 2, 2013
Assets:
Long-lived assets (1)	—	—	$671

Total losses recognized for all non-recurring fair value measures for the 13 week period ended April 2, 2013	—	—	$107

January 1, 2013
Assets:
Long-lived assets (1)	—	—	$400

April 3, 2012
Total losses recognized for all non-recurring fair value measures for the 13 week period ended April 3, 2012	—	—	$386

(1)	Included in property, fixtures and equipment, net on the consolidated balance sheet.

The Company classified the fair value of long-lived assets as level 3 because the value is based on unobservable inputs. The significant inputs to the fair value measurement of the long-lived assets are projected future operating results at the store level and the discount rates applied to calculate the present value of the these assets.

6. CREDIT AGREEMENT

On February 14, 2012, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association (the “Lender”) which, as amended on November 1, 2012 (as amended, the “Credit Agreement”), provides the Company with a revolving line of credit of up to $10.0 million. The outstanding balance under the amended credit facility bears interest at a LIBOR Market Index Rate based upon the rate for one month U.S. dollar deposits, plus 3.00% per annum. Under the terms of the Credit Agreement, the Company is required to maintain minimum levels of trailing annual consolidated EBITDA and liquidity and is subject to limits on annual capital expenditures. The Credit Agreement terminates January 31, 2014 or may be terminated earlier by the Company or by the Lender. This credit facility is subject to customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions and dispositions of assets. The credit facility is evidenced by a revolving note made by Company in favor of the Lender, is guaranteed by the Company and is secured by substantially all of its assets including the assets of its subsidiaries and a pledge of stock of its subsidiaries. In addition, the Credit Agreement replaced restricted cash requirements established in prior periods, as the line of credit also collateralizes the Company’s outstanding letters of credit of $1.1 million as of April 2, 2013.

During the 13 week period ended April 2, 2013, there were no borrowings under the Credit Agreement. To acquire the credit facility, the Company incurred upfront fees which are being amortized over the term of the Credit Agreement. As of April 2, 2013 and January 1, 2013, the unamortized commitment fee amount was not material and is recorded in prepaid expenses and other current assets on the consolidated balance sheet. As of April 2, 2013, the Company was in compliance with all related covenants and the unused borrowing capacity under the agreement was $8.9 million.

7. INCOME TAXES

At the end of each interim period, the Company calculates an estimated annual effective tax rate based on the Company’s best estimate of the tax expense (benefit) that will be provided for the full year. The year-to-date income tax expense (benefit) is a result of applying the estimated annual effective tax rate to the year-to-date actual pre-tax income (loss). The interim period tax expense (benefit) is the difference between the year-to-date amount and the amounts reported for previous interim periods adjusted for discrete tax items, if any.

A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that all or some portion of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has concluded that it is not more likely than not that the deferred tax assets will be realized and a full valuation allowance has been maintained against the Company’s net deferred tax assets.

The Company has recorded a tax benefit for the 13 week period ended April 2, 2013. The Company’s effective tax rate is 11.4%. The effective tax rate is affected by the pretax loss, a change in the valuation allowance related to deductible temporary differences originating during the current year, the foreign withholding and the U.S. alternative minimum taxes.

As of April 2, 2013, there have been no material changes to the Company’s uncertain tax positions disclosure as provided in Note 13 in the Notes to the Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2013.

8. OTHER OPERATING, NET

For the 13 week periods ended April 2, 2013 and April 3, 2012, the components of other operating, net were as follows (in thousands):

	April 2, 2013	April 3, 2012

Gift card breakage, net	$(389)	$(434)
Franchise expense	290	191
CPG expense	247	145
Loss on disposal of fixed assets	219	92
Store pre-openings and closures	183	241
Settlements and other	69	198

	$619	$433

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

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions.) Forward-looking statements include, but are not limited to, statements concerning projected new store openings, 2013 revenue growth rates, and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive conditions. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2013.

JAMBA, INC. OVERVIEW

Jamba, Inc., a Delaware corporation (the “Company”), and its wholly-owned subsidiary, Jamba Juice Company, is a healthy, active lifestyle brand with a global business driven by a portfolio of company-owned and franchised Jamba Juice® stores, innovative product platforms that utilize our JambaGO® and Jamba Smoothie Station™ formats, and Jamba-branded consumer packaged goods (“CPG”). As a leading “better-for-you,” specialty food and beverage brand, Jamba offers great tasting, whole fruit smoothies, fresh juices, hot oatmeal, breakfast wraps, bistro sandwiches and mini-wraps, California Flatbreads™, frozen yogurt, and a variety of baked goods and snacks in our restaurants. Jamba Juice Company has expanded the Jamba brand by direct selling of CPG products and licensing its trademarks.

EXECUTIVE OVERVIEW

Key Overall Strategies

Jamba’s strategic priorities were established in order to support our objective to accelerate growth and develop Jamba as a global healthy, active lifestyle brand, offering consumers compelling and differentiated products and experiences at Jamba Juice stores and through other retail distribution channels.

In 2013, we are focusing our resources on initiatives designed to drive transformative growth through multi-channel brand building, product and menu innovation, new and improved store format and design, and by leveraging unique partnerships. Our BLEND Plan continues to provide the blueprint for growing our global footprint and expanding our business model. Our key strategic priorities as described in our BLEND Plan 3.0 include:

•	Brand Building and Total Innovation

•	Lifestyle Engagement

•	Expand Growth Initiatives

•	New Products, Partners, Channels and Markets

•	Drive Enterprise Efficiencies

2013 First Quarter Financial Highlights

•	Net loss was $(1.2) million for the 13 weeks ended April 2, 2013 compared to $(1.5) million for the 13 weeks ended April 3, 2012. The decrease in net loss was driven primarily by an

•	Increase in comparable Company Store sales of 3.6%, including 130 basis points related to increased traffic and 230 basis points related to average check increase.

•	Increase in franchise and other revenue of $0.9 million.

•	Diluted loss per share was $(0.02) per share for the 13 weeks ended April 2, 2013, compared to $(0.03) per share for the 13 weeks ended April 3, 2012.

•	Company Store comparable store sales increased 3.6% for the 13 weeks ended April 2, 2013.

•	System-wide comparable store sales increased by 1.3% for the 13 weeks ended April 2, 2013 and Franchise Stores comparable sales decreased 0.9% for the 13 weeks ended April 2, 2013. System-wide and Franchise Store comparable store sales are non-GAAP financial measures representing the change in year-over-year sales for all Company Stores and Franchise Stores (system-wide) and for all Franchise Stores, respectively, opened for at least one full fiscal year.

•	Total revenue increased to $55.1 million for the 13 weeks ended April 2, 2013, compared to $53.0 million for the 13 weeks ended April 3, 2012. The change in total revenue was primarily due to the increase in comparable store sales and increase in franchise and other revenue.

•	General and administrative expenses were $9.2 million for the 13 weeks ended April 2, 2013, compared to $8.6 million for the 13 weeks ended April 3, 2012.

•	Franchisees opened 14 new Jamba Juice stores, globally; eight new Franchise Stores in the United States and six new International Stores during the 13 weeks ended April 2, 2013.

•	JambaGO locations served increased by 144 to 548.

2013 First Quarter Business Highlights

Brand Building and Total Innovation

We focus on building total brand value through multi-channel marketing and total innovation initiatives, including consumer loyalty and engaging marketing programs and partnerships. We address consumer health and wellness needs by offering specialty beverages and new product platforms that will meet consumer needs across all day-parts.

During the 13 week period ended April 2, 2013, sales at system-wide Jamba Juice Stores opened more than one full fiscal year increased 1.3%, reflecting an increase of 3.6% for Company Stores and a decrease of 0.9% for Franchise Stores compared to the 13 week period ended April 3, 2012. The increase in Company Store comparable sales during the quarter was largely attributable to improved traffic and an average check increase.

We partnered with the Jamba® Healthy Living Council to design our new Jamba Kids™ Meals line. As a result, in January 2013, we launched our kids-focused smoothie offerings in three all-fruit and one fruit and veggie flavors together with two baked goods, which can be mixed and matched with the kid-sized smoothie offerings to make meals.

We continue to seek ways to become more relevant to the consumer through product introductions like our Fresh Squeezed Juice, which utilizes fresh vegetables and fruits and is hand-crafted for the consumer. At the end of the quarter, we have three California locations, Emeryville, Palo Alto and Santa Monica that offer this platform, with the target of up to 100 locations before the end of fiscal 2013. The fresh juices provide at least two servings of fruit and/or vegetables, along with vitamins, nutrients and micronutrients.

Lifestyle Engagement

Our focus continues to be on how we communicate with consumers, and engage them on achieving and maintaining a healthy, active lifestyle. We continue to develop integrated programs that will deepen and broaden the health and wellness knowledge of the Jamba workforce across the system.

During the quarter, we implemented various marketing promotions and consumer communications including our second annual Healthy Habits Sweepstakes on Facebook. We also recently announced our year-three launch of “Team Up for a Healthy America™” campaign established to help raise awareness of our nation’s obesity epidemic. We remain focused on opportunities to refine our promotional and communication efforts to drive traffic, build loyalty and to make Jamba a top-of-mind, better-for-you food and beverage brand through media, social media, public relations, and our website, JambaJuice.com.

In connection with the launch of our new Jamba Kids Meals platform, we sponsored a New York media tour with our Healthy Living Council member, Elizabeth M. Ward, and our Jamba Kids spokesperson, Summer Sanders, an Olympian and mother of two children. We supported the launch throughout the quarter with print and online media, a strong blogger outreach strategy and an interactive web experience.  Also, we began our year-long sponsorship of the Rock & Roll Marathon series as the Official Smoothie Partner, with a kick-off at the Phoenix, AZ race in January.

Expand Growth Initiatives

Our growth initiatives encompass the multiple portfolio opportunities we have to expand our restaurant business on a global basis, including traditional and non-traditional stores, smaller footprint Jamba Smoothie Stations and the JambaGO format. We believe these opportunities will position us for growth in market share, reduce capital outlays, provide better overall margins, allow us to open more locations at an accelerated rate, increase our brand presence to support other Company initiatives such as consumer products licensing and direct selling, and increase customer frequency.

As of April 2, 2013, we had 820 Jamba Juice stores, globally, represented by 300 Company Stores and 479 Franchise Stores in the United States, and 41 International Stores. The system is comprised of approximately 63% Franchise and International Store locations and 37% Company Store locations. We expect to open 60 to 80 stores in fiscal 2013, globally, primarily through franchisees. The actual number of openings may differ from our expectations due to various factors, including franchisee access to capital and economic conditions.

In January 2013, we also launched our store format and design program that will transform the store layout and design across the entire concept platform. The new formats include our limited menu Smoothie Stations, drive-thru store locations and our fresh juice bar concept in Jamba Juice stores. Along with the new concept stores and formats, we will also refresh and redesign existing stores over the next four years.

Domestic

During the 13 week period ended April 2, 2013, franchisees developed and opened eight new Franchise Stores, all of which were non-traditional stores, including four Jamba Smoothie Stations. In January 2013, we also announced a development agreement to open 15 Jamba Juice stores in Missouri and Kansas over the next nine years.

We continued to expand our JambaGO concept in K-12 schools, convenience stores and other similar locations during the quarter. As of April 2, 2013, JambaGO was served at 548 locations and we expect to serve approximately 1,400 to 1,500 locations by the end of fiscal 2013.

International

During the 13 week period ended April 2, 2013, we entered into a master franchise agreement with Casa Operadora de Franquicias MAV S.A.P.I de C.V., to develop 80 Jamba Juice stores in Mexico over the next ten years. The first Jamba Juice store in Mexico is expected to open during late 2013. Our other master developers opened a total of six international store locations during the 13 week period ended April 2, 2013, five in Canada and one in the Philippines.

New Products, Partners, Channels and Markets

Our CPG business continues to enjoy strong partnerships in licensing and our direct sales businesses.  We continue to explore new partnerships to extend the brand into relevant categories providing additional points of accessibility for consumers.  We launched a new fruit and veggie flavor for Jamba branded Make-at-Home Frozen Smoothie Kit and extended distribution of our snacks, energy drinks and frozen novelties offerings. The brand has a presence in all 50 states with additional distribution channels being added as we expand the reach of our direct sales businesses.

 We plan to further extend the presence of the Jamba CPG Portfolio through a combination of licensing and direct selling.  This growth will expand accessibility of the brand, will offer consumers unique new Jamba branded product solutions and reinforce Jamba as a healthy, active lifestyle brand.

Drive Enterprise Efficiencies

We continued to focus on driving store-level profitability, and improving returns for Company Stores and Franchise Stores. Strong store-level economics are critical to our success and therefore management is diligently focused on initiatives to improve these metrics. In order to improve productivity and to enhance customer experience and speed of service at store-level, we continue to introduce technology enhancements, including innovative point of sale technologies, designed to increase the speed of payment.

In January 2013, Systems Services of America (“SSA”) became our primary distributor service provider on the West Coast of the United States. Our alliance with SSA is expected to reduce costs and increase productivity through access to value-added resources and technology over time. We anticipate improved supply chain efficiencies and enhanced services to our existing Jamba store locations.

During the 13 week period ended April 2, 2013, our operating margin increased by 70 basis points or $0.3 million due to growth in our CPG model and our improved store portfolio economics.

We continue to drive enterprise efficiencies by focusing on increasing traffic into our stores through our Light User Strategy. During the 13 week period ended April 2, 2013, our comparable store sales growth provided 160 basis points of leverage on our fixed costs. We in turn reinvested 170 basis points into the business from pricing strategies and customer expansion initiatives that will continue to grow the business and improve profitability. We continue to experience commodity pricing, wage rate and tenancy cost pressure and continue to focus on cost savings initiatives to offset them.

RESULTS OF OPERATIONS — 13 WEEK PERIOD ENDED APRIL 2, 2013 AS COMPARED TO 13 WEEK PERIOD ENDED APRIL 3, 2012 (UNAUDITED)

	13 week period ended		13 week period ended
(In thousands)	April 2, 2013	% (1)	April 3, 2012	% (1)
Revenue:
Company stores	$51,140	92.9%	$50,025	94.3%
Franchise and other revenue	3,916	7.1%	3,022	5.7%
Total revenue	55,056	100.0%	53,047	100.0%

Costs and operating expenses:
Cost of sales	12,404	24.3%	11,611	23.2%
Labor	15,755	30.8%	15,408	30.8%
Occupancy	7,376	14.4%	7,418	14.8%
Store operating	8,157	16.0%	7,875	15.7%
Depreciation and amortization	2,772	5.0%	2,922	5.5%
General and administrative	9,169	16.7%	8,639	16.3%
Impairment of long-lived assets	107	0.2%	386	0.7%
Other operating, net	619	1.1%	433	0.8%
Total costs and operating expenses	56,359	102.4%	54,692	103.1%
Loss from operations	(1,303)	(2.4)%	(1,645)	(3.1)%

Other expense, net:
Interest income	—	—	20	0.0%
Interest expense	(78)	(0.1)%	(117)	(0.2)%
Total other income (expense), net	(78)	(0.1)%	(97)	(0.2)%
Loss before income taxes	(1,381)	(2.5)%	(1,742)	(3.3)%
Income tax benefit	139	0.3%	232	0.4%
Net loss	(1,242)	(2.2)%	(1,510)	(2.9)%
Preferred stock dividends and deemed dividends	(484)	(0.9)%	(481)	(0.9)%
Net loss attributable to common stockholders	$(1,726)	(3.1)%	$(1,991)	(3.8)%

(1)	Cost of sales, labor, occupancy and store operating percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue.

Revenue

(In thousands)

	13 Week Period Ended April 2, 2013	% of Total Revenue	13 Week Period Ended April 3, 2012	% of Total Revenue
Revenue:
Company Stores	$51,140	92.9%	$50,025	94.3%
Franchise and other revenue	3,916	7.1%	3,022	5.7%
Total revenue	$55,056	100.0%	$53,047	100.0%

Total revenue is comprised of revenue from Company Stores, royalties and fees from Franchise Stores and International Stores, and revenue from CPG licensing and direct selling.

Total revenue for the 13 week period ended April 2, 2013 was $55.1 million, an increase of $2.0 million, or 3.8%, compared to $53.0 million for the 13 week period ended April 3, 2012 primarily due to improved Company Store comparable store sales, increases in the number of Franchise and International Stores and an increase in our CPG business.

Company Store revenue

Company Store revenue for the 13 week period ended April 2, 2013 was $51.1 million, an increase of $1.1 million or 2.2%, compared to Company Store revenue of $50.0 million for the 13 week period ended April 3, 2012. The increase in Company Store revenue was due primarily to the increase in comparable store sales partially offset by a net decrease of five Company Stores operating since the prior year quarter, which includes opening one new Company Store and closing or selling six Company Stores as illustrated by the following table:

Company Store Increase in Revenue (in 000’s)
First quarter 2013 vs. First quarter 2012
Increase in Company Stores revenue	$1,762
Reduction in number of Company Stores	(647)
Total change in Company Stores revenue	$1,115

Company Store comparable store sales increased by $1.8 million for the 13 week period ended April 2, 2013, or 3.6%, attributable to an increase of 2.3% in average check and in transaction count of 1.3% as compared to the same period in the prior year. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least a full fiscal year. As of April 2, 2013, approximately 100% of our Company Stores had been open for at least one full fiscal year.

Franchise and other revenue

Franchise and other revenue was $3.9 million for the 13 week period ended April 2, 2013 compared to $3.0 million for the 13 week period ended April 3, 2012. The increase was primarily due to the net increase in the number of Franchise and International Stores (approximately $0.2 million) and in revenue generated by our CPG business (approximately $0.6 million).

The aggregate number of Franchise and International Stores as of April 2, 2013 and April 3, 2012 was 520 and 468, respectively.

Cost of Sales

Cost of sales is mostly comprised of fruit, dairy, and other products used to make smoothies and juices, paper products, costs related to managing our procurement program and vendor rebates. As a percentage of Company Store revenue, cost of sales increased to 24.3% for the 13 week period ended April 2, 2013, compared to 23.2% for the 13 week period ended April 3, 2012. The increase of cost of sales as a percentage of Company Store revenue was primarily due to a reduction in price point resulting from promotional tactics (approximately 0.8%) and increases in commodity costs (approximately 0.3%). Cost of sales for the 13 week period ended April 2, 2013 was $12.4 million, an increase of $0.8 million, or 6.8%, compared to $11.6 million for the 13 week period ended April 3, 2012.

Labor

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. As a percentage of Company Store revenue, labor costs were flat at 30.8% for the 13 week period ended April 2, 2013 compared to the 13 week period ended April 3, 2012. Labor costs for the 13 week period ended April 2, 2013 were $15.8 million, an increase of $0.3 million, or 2.3%, compared to $15.4 million for the 13 week period ended April 3, 2012, which increase is primarily due to staffing requirements related to our increase in Company Store sales.

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes, licenses and property insurance for all Company Store locations. As a percentage of Company Store revenue, occupancy costs decreased to 14.4% for the 13 week period ended April 2, 2013, compared to 14.8% for the 13 week period ended April 3, 2012. The decrease in occupancy costs as a percentage of Company Store revenue was primarily due to the impact of leverage as a result of the increase in Company Store comparable sales (approximately 0.6%). Occupancy costs for the 13 week period ended April 2, 2013 was flat compared to the 13 week period ended April 3, 2012 at $7.4 million.

Store Operating

Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses. As a percentage of Company Store revenue, total store operating expenses increased to 16.0% for the 13 week period ended April 2, 2013, compared to 15.7% for the 13 week period ended April 3, 2012. The increase in total store operating expenses as a percentage of Company Store revenue was primarily due to an increase in marketing expense (approximately 0.9%) partially offset by leverage gained from higher sales on fixed expenses (approximately 0.7%). Total store operating expenses for the 13 week period ended April 2, 2013 were $8.2 million, an increase of $0.3 million, or 3.6%, compared to $7.9 million for the 13 week period ended April 3, 2012 primarily due to increased marketing expenditures.

Depreciation and Amortization

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. As a percentage of total revenue, depreciation and amortization decreased to 5.0% for the 13 week period ended April 2, 2013, compared to 5.5% for the 13 week period ended April 3, 2012. The decrease in depreciation and amortization as a percentage of total revenue was primarily due to the impact of leverage as a result of the increase in Company Store comparable sales (approximately 0.2%) and leverage gained from non-Company Store revenue (approximately 0.1%). Depreciation and amortization for the 13 week period ended April 2, 2013 was $2.8 million, a decrease of $0.1 million, or 5.4%, compared to $2.9 million for the 13 week period ended April 3, 2012 primarily due to five fewer Company Stores than in the 13 week period ended April 3, 2012.

General and Administrative

General and administrative (“G&A”) expenses include costs associated with our corporate headquarters in Emeryville, CA, field supervision, bonuses, outside and contract services, accounting and legal fees, travel and travel-related expenses, share-based compensation and other. As a percentage of total revenue, total G&A expenses increased to 16.7% for the 13 week period ended April 2, 2013 compared to 16.3% for the 13 week period ended April 3, 2012. Total G&A expenses for the 13 week period ended April 2, 2013 were $9.2 million, an increase of $0.5 million, or 6.1%, compared to $8.6 million for the 13 week period ended April 3, 2012. The increase of total G&A expenses was primarily due to expense on growth initiatives (approximately $0.1 million), an increase in health insurance costs (approximately $0.1 million) and an increase in share-based compensation related to employee performance and non-employee option grants ($0.1 million).

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

Impairment of long-lived assets for the 13 week period ended April 2, 2013 was $0.1 million, a decrease of $0.3 million, or 72.3%, compared to $0.4 million for the 13 week period ended April 3, 2012. The decrease of impairment charge for long-lived assets was primarily due to fewer underperforming stores that had not been previously partially impaired compared to the prior year period.

Other operating, net

Other operating, net consists primarily of gain or loss on disposals, income from jambacard breakage, store lease termination, and closure and pre-opening costs, jambacard-related fees, and expenses related to our franchise and consumer packaged goods activities. For the 13 week period ended April 2, 2013, other operating, net was $0.6 million of expense, compared to expense of $0.4 million for the 13 week period ended April 3, 2012. The increase in expense is primarily due to higher franchise and CPG expenses (approximately $0.2 million).

Interest expense

Interest expense was $0.1 million for the 13 week periods ended April 2, 2013 and April 3, 2012. During the 13 week period ended April 2, 2013 we paid cash dividends on Series B Preferred Stock of $0.1 million. During the 13 week period ended April 3, 2012, we paid cash dividends on the Series B Preferred Stock totaling $0.4 million. We recognized an accelerated charge for accretion of $0.4 million due to conversion by holders of 19,649 shares of Series B-1 Preferred Stock and 37,131 shares of Series B-2 Preferred Stock to a total of 5,678,000 shares of common stock.

Income tax expense

We have recorded income tax benefit for both the 13 week periods ended April 2, 2013 and April 3, 2012, respectively. Our effective income tax rate was 11.4% for the 13 week period ended April 2, 2013. The effective tax rate was primarily affected by pretax loss, a change in the valuation allowance related to deductible temporary differences originating during the current year, the foreign withholding and the U.S. alternative minimum taxes.

Our effective income tax rate was 13.7% for the 13 week period ended April 3, 2012. The effective tax rate was primarily affected by pretax loss, a change in the valuation allowance related to deductible temporary differences originating during the current year and the foreign withholding taxes.

KEY FINANCIAL METRICS AND NON-GAAP MEASURES

Management reviews and discusses its operations based on both financial and non-financial metrics. Among the key financial metrics upon which management focuses is the review of performance based on the Company’s consolidated GAAP results, including Company Store comparable sales. Management also uses certain supplemental, non-GAAP financial metrics in evaluating financial results, including Franchise Store comparable sales and system-wide comparable sales.

Company Store comparable sales represent the change in year-over-year sales for all Company Stores opened for at least one full fiscal year.

Franchise Store comparable sales, a non-GAAP financial measure, represents the change in year-over-year sales for all Franchise Stores opened for at least one full fiscal year, as reported by franchisees.

System–wide comparable store sales, a non-GAAP financial measure, represents the change in year-over-year sales for all Company Stores and Franchise Stores opened for at least one full fiscal year and is based on sales by both company-owned and franchise-operated stores, as reported by franchisees, which are in the store base. System-wide comparable store sales do not include International Stores and JambaGO served locations.

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

The following table sets forth operating data that do not otherwise appear in our consolidated financial statements as of and for the 13 week periods ended April 2, 2013 and April 3, 2012:

	13 Week Period Ended April 2, 2013	13 Week Period Ended April 3, 2012
Percentage change in Company Store comparable sales (1)	3.6%	12.7%
Percentage change in Franchise Store comparable sales (2)	(0.9)%	10.5%
Percentage change in system-wide comparable sales (2)	1.3%	11.6%
Total Company Stores	300	305
Total Franchise Stores	479	444
Total International Stores	41	24
Total JambaGO locations	548	88

(1)	Percentage change in Company Store comparable sales compares the sales of Company Stores during a full fiscal year to the sales from the same Company Stores for the equivalent period in the prior year. A Company Store is included in this calculation after its first full fiscal year of operations. Sales from Franchise Stores are not included in the Company Store comparable sales.
(2)	Percentage change in system-wide comparable sales compares the combined sales of Company and Franchise-operated Stores during a full fiscal year to the combined sales from the same Company and Franchise Stores for the equivalent period in the prior year. A Company or Franchise Store is included in this calculation after its first full fiscal year of operations. System-wide comparable store sales do not include International Stores and JambaGO locations.

The following table sets forth certain data relating to Company Stores, Franchise Stores and International Stores for the periods indicated:

	13 Week period ended April 2, 2013		13 Week period ended April 3, 2012
	Domestic	International	Domestic	International
Company Stores:
Beginning of period	301	—	307	—
Company Stores opened	—	—	—	—
Company Stores closed	—	—	(2)	—
Company Stores sold to franchisees	(1)	—	—	—
Total Company Stores	300	—	305	—

Franchise Stores:
Beginning of period	473	35	443	19
Franchise Stores opened	8	6	4	6
Franchise Stores closed	(3)	—	(3)	(1)
Franchise Stores purchased from Company	1	—	—	—
Total Franchise Stores	479	41	444	24

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Summary

The following table summarizes our cash flows for the 13 week periods ended April 2, 2013 and April 3, 2012 (in thousands):

	13 Week Period Ended April 2, 2013	13 Week Period Ended April 3, 2012
Net cash (used in) provided by operating activities	$(5,912)	$1,292
Net cash used in investing activities	(2,780)	(1,272)
Net cash provided by (used in) financing activities	243	(368)

Net decrease in cash and cash equivalents	$(8,449)	$(348)

Liquidity

As of April 2, 2013, we had cash and cash equivalents of $23.0 million compared to $31.5 million in cash and cash equivalents as of January 1, 2013. As of April 2, 2013 and January 1, 2013, we had no short term or long term debt. Our primary sources of liquidity are cash flows provided by operating activities. In addition, we have an existing $10 million revolving line of credit which we may utilize as described further below. In the future, and as permitted under the Securities Purchase Agreement for the Series B Preferred Stock, we may enter equipment leasing arrangements and incur additional indebtedness as necessary up to an aggregate amount of $10 million. We cannot assure, however, that such financing will be available on favorable terms or at all.

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

During the quarter ended and as of April 2, 2013, there were no borrowings under the credit agreement. To acquire the credit facility we incurred upfront fees which are being amortized over the term of the credit agreement. As of April 2, 2013, the unamortized commitment fee amount was not material and is recorded in prepaid expenses and other current assets on the consolidated balance sheet. As of April 2, 2013, we were in compliance with all related covenants and the unused borrowing capacity under the agreement was $8.9 million.

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

Operating Activities

Net cash used in operating activities was $5.9 million for the 13 week period ended April 2, 2013, compared to cash provided by operating activities of $1.3 million for the 13 week period ended April 3, 2012, reflecting a net decrease of cash flows of $7.2 million. This decrease was primarily due to disbursements for outstanding payables (approximately $5.0 million) and a net decrease in cash flows related to prepayments, other assets and liabilities (approximately $2.2 million).

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

Investing Activities

Net cash used in investing activities increased $1.5 million for the 13 week period ended April 2, 2013, compared to the 13 week period ended April 3, 2012 primarily due to expenditure on property and equipment (approximately $2.0 million), partially offset by front end cash payment made in the prior year period for our acquisition of Talbott Teas (approximately $0.4 million).

In fiscal 2013, we expect capital expenditures to be in the range of $9.0 million to $10.0 million depending on our liquidity needs, including investing in improvements to our technology infrastructure, store refreshes and redesigns as well as maintenance capital. We expect to open five to nine new Company Stores as we focus our growth on implementing our new retail growth formats including juice bars and drive-thru locations. As part of our capital expenditure, we expect to incur $4.0 million to $6.0 million on the refresh and remodel of up to 100 Company Store locations, some of which will include the new fresh juice bar concept.

Financing Activities

Net cash provided by financing activities was $0.2 million for the 13 week period ended April 2, 2013 and net cash used in financing activities was $0.4 million for the 13 week period ended April 3, 2012. The increase in net cash provided by financing activities was primarily due to receipts from exercise of stock options by employees (approximately $0.3 million) and the decrease in dividend payments on our Series B preferred stock (approximately $0.3 million).

Contractual Obligations

There have been no significant changes to our contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended January 1, 2013, other than obligations with respect to dividends payable in connection with, or payments for redemption of our outstanding Series B-1 and Series B-2 Preferred Stock. The decreases in the obligations relating to our preferred stock were a result of voluntary conversions of some of the shares of previously outstanding preferred stock into common stock by the holders thereof that occurred after January 1, 2013. The following table summarizes contractual obligations with respect to the Series B redeemable preferred stock as of April 2, 2013, and the timing and effect that such commitments are expected to have:

	Payments Due by Period (in 000’s)
	Total	Less Than 1 Year	1-2 Years	3-4 Years	5 or More Years
Series B redeemable preferred stock redemption	$1,853	$—	$—	$1,853	$—
Dividends for Series B redeemable preferred stock	$482	$155	$297	$30	$—

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no significant changes to the policies and estimates as discussed in our Annual Report on Form 10-K for the year ended January 1, 2013.

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

We are subject to changes in the risk free interest rate in connection with the cash we hold in interest-bearing accounts.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 2, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended April 2, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s risk factors are included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2013 and have not materially changed.

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

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of May, 2013.

JAMBA, INC.

By:	/S/ JAMES D. WHITE
James D. White
Chairman of the Board, Chief Executive Officer
and President

By:	/S/ KAREN L. LUEY
Karen L. Luey
Chief Financial Officer, Chief Administrative
Officer, Executive Vice President and Secretary
(Principal Financial Officer and Chief
Accounting Officer)

