Form 10-Q
period 2013-07-02
JAMBA, INC.
filed 2013-08-06
CIK 1316898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2013

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

The number of shares of common stock, $0.001 par value, of Jamba, Inc. issued and outstanding as of August 1, 2013 was 17,053,958.

JAMBA, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED JULY 2, 2013

Exhibits
EX-10.8
EX-10.9
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101

 PART I - FINANCIAL INFORMATION

ITEM  1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 JAMBA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

( In thousands, except share and per share amounts)	July 2, 2013	January 1, 2013
ASSETS
Current assets:
Cash and cash equivalents	$32,573	$31,486
Restricted cash	—	205
Receivables, net of allowances of $140 and $103	7,655	11,327
Inventories	3,630	3,143
Prepaid and refundable taxes	264	655
Prepaid rent	3,085	3,080
Prepaid expenses and other current assets	2,479	1,681

Total current assets	49,686	51,577
Property, fixtures and equipment, net	40,152	38,442
Goodwill	1,233	1,336
Trademarks and other intangible assets, net	1,289	1,412
Other long-term assets	1,128	846

Total assets	$93,488	$93,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,225	$8,206
Accrued compensation and benefits	6,806	7,566
Workers’ compensation and health insurance reserves	1,168	1,087
Accrued jambacard liability	28,219	33,634
Other current liabilities	9,905	9,728

Total current liabilities	53,323	60,221
Deferred rent and other long-term liabilities	11,960	11,880

Total liabilities	65,283	72,101

Commitments and contingencies (Note 9)
Series B redeemable preferred stock, $0.001 par value, 304,348 shares authorized; 0 and 72,889 shares issued and outstanding at July 2, 2013 and January 1, 2013, respectively	—	7,916
Stockholders’ equity:
Common stock, $0.001 par value, 30,000,000 shares authorized; 17,053,958 and 15,481,782 shares issued and outstanding at July 2, 2013 and January 1, 2013, respectively	17	78
Additional paid-in capital	389,567	380,007
Accumulated deficit	(361,379)	(366,489)

Total stockholders’ equity	28,205	13,596

Total liabilities and stockholders’ equity	$93,488	$93,613

Share and per share data have been adjusted for all periods presented to reflect a five-for-one reverse stock split effective May 31, 2013

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	13 Week Period Ended	13 Week Period Ended	26 Week Period Ended	26 Week Period Ended
(In thousands, except share and per share amounts)	July 2, 2013	July 3, 2012	July 2, 2013	July 3, 2012
Revenue:
Company Stores	$62,798	$62,530	$113,938	$112,555
Franchise and other revenue	4,469	3,514	8,385	6,536
Total revenue	67,267	66,044	122,323	119,091

Costs and operating expenses:
Cost of sales	14,858	13,975	27,262	25,586
Labor	16,849	17,148	32,604	32,556
Occupancy	7,319	7,326	14,695	14,743
Store operating	8,523	8,955	16,680	16,830
Depreciation and amortization	2,768	2,813	5,540	5,736
General and administrative	10,237	10,823	19,390	19,462
Impairment of long-lived assets	167	175	274	562
Other operating, net	(97)	(200)	536	232
Total costs and operating expenses	60,624	61,015	116,981	115,707
Income from operations	6,643	5,029	5,342	3,384

Other(expense) income, net:

Interest income	—	20	—	39
Interest expense	(59)	22	(137)	(94)
Total other income (expense), net	(59)	42	(137)	(55)

Income before income taxes	6,584	5,071	5,205	3,329
Income tax expense	(234)	(453)	(95)	(221)
Net income	6,350	4,618	5,110	3,108
Preferred stock dividends and deemed dividends	(104)	(472)	(588)	(953)
Net income available to common stockholders	$6,246	$4,146	$4,522	$2,155

Weighted-average shares used in the computation of earnings per share:
Basic	16,793,260	13,477,140	16,478,352	13,467,983
Diluted	17,473,249	17,141,883	16,895,654	13,467,983

Earnings per share:
Basic	$0.37	$0.31	$0.27	$0.16
Diluted	$0.36	$0.27	$0.27	$0.16

Share and per share data have been adjusted for all periods presented to reflect a five-for-one reverse stock split effective May 31, 2013

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
(In thousands, except share amounts)	Shares	Amount	Capital	Deficit	Equity
Balance as of January 3, 2012	13,456,097	$68	$369,027	$(366,791)	$2,304
Share-based compensation expense	—	—	773	—	773
Issuance of common stock pursuant to stock plans	8,981	—	24	—	24
Accretion of Series B preferred shares	—	—	(170)	—	(170)
Redeemable preferred stock dividends	—	—	(783)	—	(783)
Exercise of warrant	58,400	—	—	—	—
Net income	—	—	—	3,108	3,108

Balance as of July 3, 2012	13,523,478	$68	$368,871	$(363,683)	$5,256

Balance as of January 1, 2013	15,481,782	$78	$380,007	$(366,489)	$13,596
Share-based compensation expense	—	—	1,154	—	1,154
Issuance of common stock pursuant to stock plans	114,808	1	556	—	557
Conversion of preferred stock	1,457,780	7	8,375	—	8,382
Accretion of Series B preferred shares	—	—	(466)	—	(466)
Redeemable preferred stock dividends	—	—	(122)	—	(122)
Repurchase of fractional shares due to reverse stock split	(412)	(69)	63	—	(6)
Net income	—	—	—	5,110	5,110

Balance as of July 2, 2013	17,053,958	$17	$389,567	$(361,379)	$28,205

Share and per share data have been adjusted for all periods presented to reflect a five-for-one reverse stock split effective May 31, 2013

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 Week Period Ended	26 Week Period Ended
(In thousands)	July 2, 2013	July 3, 2012
Net income	$5,110	$3,108
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,540	5,736
Impairment of long-lived assets	274	562
Lease termination, store closure costs and disposals	(596)	390
Jambacard breakage income and amortization, net	(1,462)	(1,530)
Share-based compensation	1,154	773
Bad debt and purchase obligation reserves	352	313
Deferred rent	(783)	(499)
Equity earnings from joint ventures	—	(70)
Changes in operating assets and liabilities:
Receivables	4,107	4,548
Inventories	(801)	(506)
Prepaid and refundable taxes	391	342
Prepaid rent	(5)	(116)
Prepaid expenses and other current assets	(798)	18
Acquired intangible assets	—	(69)
Other long-term assets	142	6
Restricted cash from operating activities	205	1,352
Accounts payable	(1,748)	1,643
Accrued compensation and benefits	(760)	1,246
Workers’ compensation and health insurance reserves	81	52
Accrued jambacard liability	(3,953)	(3,775)
Other current liabilities	91	(1,377)
Other long-term liabilities	884	(298)
Cash provided by operating activities	$7,425	$11,849
Cash provided by investing activities:
Capital expenditures	(7,911)	(1,830)
Investment purchase	(300)	—
Business acquisition	—	(390)
Proceeds from sale of stores	1,358	—
Capital distributions from investment, net	—	50
Cash used in investing activities	$(6,853)	$(2,170)
Cash provided by financing activities:
Redeemable preferred stock dividends paid	(36)	(775)
Proceeds pursuant to stock issuance	551	24
Cash provided by (used in) financing activities	$515	$(751)
Net increase in cash and cash equivalents	1,087	8,928
Cash and cash equivalents at beginning of period	31,486	19,607
Cash and cash equivalents at end of period	$32,573	$28,535
Supplemental cash flow information:
Cash paid for interest	$20	$40
Income taxes paid	204	136
Noncash investing and financing activities:
Property, fixtures and equipment in accounts payable	$767	$245
Contingent consideration	─	1,361
Conversion of preferred stock	8,382	─
Accretion of preferred stock issuance costs	466	170

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

As of July 2, 2013, there were 829 Jamba Juice stores globally, consisting of 295 Company-owned and operated stores (“Company Stores”), 492 franchise-operated stores (“Franchise Stores”) in the United States, and 42 Franchise Stores at international locations (“International Stores”).

Unaudited Interim Financial Information —The condensed consolidated balance sheet as of July 2, 2013, the condensed consolidated statements of income for each of the 13 and 26 week periods ended July 2, 2013 and for each of the 13 and 26 week periods ended July 3, 2012, respectively and the condensed statements of stockholders’ equity and cash flows for each of the 26 week periods ended July 2, 2013 and July 3, 2012 have been prepared by the Company, without audit, and have been prepared on the same basis as the Company’s audited consolidated financial statements. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position as of July 2, 2013, and the results of operations and cash flows for the 13 and 26 week periods ended July 2, 2013 and the 13 week and 26 week periods ended July 3, 2012. The condensed consolidated balance sheet as of January 1, 2013 has been derived from the Company’s audited consolidated financial statements. Operating results for the 13 and 26 week periods ended July 2, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.

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

Reverse Stock Split—Effective May 31, 2013, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation, as amended, and consummated a five-for-one reverse stock split (“Reverse Stock Split”) of its issued and outstanding common stock, $0.001 par value per share. The Reverse Stock Split and the Certificate of Amendment were approved by the Company’s stockholders at the Company’s Annual Meeting of Stockholders held on May 14, 2013 for stockholders of record as of the close of business on March 20, 2013.

On the effective date, every five shares of the Company's issued and outstanding common stock were combined into one issued and outstanding share of the Company's common stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders who otherwise were entitled to receive a fractional share in connection with the Reverse Stock Split instead were eligible to receive a cash payment, which was not material in the aggregate, instead of shares. All share and per share information in the accompanying financial statements have been restated retroactively to reflect the stock split.

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

The advertising fund assets, consisting primarily of accounts receivable from franchisees, can only be used for selected purposes and are considered restricted. The advertising fund liabilities represent the corresponding obligation arising from the receipts of the marketing program. The receipts from the franchisees are recorded as a liability against which specified advertising costs are charged. The Company does not reflect franchisee contributions to the fund in its consolidated statements of income.

Advertising fund assets of $0.9 million were recorded in accounts receivable on the consolidated balance sheets as of July 2, 2013 and January 1, 2013. Advertising fund liabilities of $0.6 million and $0.5 million were recorded in accounts payable on the consolidated balance sheet as of July 2, 2013 and January 1, 2013, respectively.

Comprehensive Income —Comprehensive income is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments from owners and distributions to owners. Comprehensive income equals net income for all periods presented. The Company currently has no components of Comprehensive Income therefore no separate statement of comprehensive income is presented.

Earnings Per Share —Earnings per share is computed in accordance with Accounting Standards Codification (“ASC”) 260. Basic earnings per share is computed based on the weighted-average of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted-average number of common shares and potentially dilutive securities, which includes outstanding warrants and outstanding options and restricted stock awards granted under the Company’s stock option plans.

Anti-dilutive shares have been excluded from the calculation of diluted weighted-average shares outstanding. Anti-dilutive shares of restricted stock awards, warrants and stock options of 1.7 million and 1.3 million have been excluded from the calculation of diluted weighted-average shares outstanding in the 13 week period ended July 2, 2013 and in the 13 week period ended July 3, 2012, respectively. Anti-dilutive shares of 1.7 million and 4.7 million have been excluded from the calculation of diluted weighted-average shares outstanding in the 26 week period ended July 2, 2013 and in the 26 week period ended July 3, 2012, respectively.

All shares of preferred stock were completely converted to shares of common stock as of July 2, 2013. For the 13 week periods ended July 2, 2013 and July 3, 2012, for purposes of determining the net income available to common stockholders used in the computation of diluted earnings per share, the amount of the income is increased by the preferred stock dividends and deemed dividends. The deemed dividend represents the accretion of the issuance costs and beneficial conversion feature of the Company’s preferred stock. For the 13 and 26 week periods ended July 2, 2013, the incremental shares from assumed exercise of restricted stock awards, warrants and stock options are dilutive. For the 13 week period ended July 3, 2012 , the convertible preferred shares are dilutive, therefore the dividends and deemed dividends related to the preferred stock have been added back to the net income available to common stockholders and the number of preferred shares have been included in the diluted earnings per share calculation. For the 26 week period ended July 3, 2012, the convertible preferred shares and incremental shares from assumed exercise of restricted stock awards, warrants and stock options are anti-dilutive. The dividends and deemed dividends related to the preferred stock have not been added back to the net income available to common stockholders. Also the number of preferred shares has not been included in the diluted earnings per share calculation.

The number of incremental shares from the assumed exercise of restricted stock awards, warrants and options was calculated by applying the treasury stock method. The “if converted” method was used for the conversion of preferred stock. Shares and per share data have been adjusted for all periods presented to reflect a five-for-one reverse stock split effective May 31, 2013. A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations is as follows (in thousands, except shares):

	13 Week Period Ended	13 Week Period Ended	26 Week Period Ended	26 Week Period Ended
	July 2, 2012	July 3, 2012	July 2, 2013	July 3, 2012
Net income available to common stockholders (numerator for basic earnings per share)	$6,246	$4,146	$4,522	$2,155
Preferred stock dividends and deemed dividends	104	472	—	—
Numerator for diluted earnings per share	$6,350	$4,618	$4,522	$2,155
Basic weighted-average shares outstanding	16,793,260	13,477,140	16,478,352	13,467,983
Incremental shares from assumed conversion of Series B preferred shares	242,824	3,367,780	—	—
Incremental shares from assumed exercise of restricted stock awards, warrants and options	437,165	296,963	417,302	—
Diluted weighted-average shares outstanding	17,473,249	17,141,883	16,895,654	13,467,983

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

2. TRADE CREDIT AGREEMENT

In 2012, the Company entered into a Trade Credit Agreement with a California advertising agency to provide product from the Company’s wholly owned subsidiary, Talbott Teas, Inc. (“Talbott”), in exchange for future advertising credits (“trade credits”). The trade credits will expire in November 2017. During the 13 and 26 week periods ended July 2, 2013, the Company exchanged Talbott product for trade credits of $0.5 million and $1.1 million, respectively. At July 2, 2013, trade credits of approximately $1.0 million are remaining and are included on the consolidated balance sheet in prepaid expenses and other current assets. These trade credits are charged to expense as they are used to purchase advertising services. The transaction was recorded at the fair value of the Talbott products provided to the advertising agency on the date of the transaction. During each of the 13 and 26 week periods ended July 3, 2012, the Company did not have trade credit agreements in place.

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

As of July 2, 2013, there are no shares of Series B Preferred outstanding and per the terms of the Securities Purchase Agreement, the holders of the Series B Preferred are no longer allowed to elect any members to the Board.

During the 13 week period ended July 2, 2013, holders of 16,109 shares of outstanding B-2 Preferred Stock converted such stock into an aggregate of 322,180 shares of common stock at the conversion price of $5.75 per share (as adjusted for the Reverse Stock Split). During the 26 week period ended July 2, 2013, holders of 19,649 shares of outstanding Series B-1 Preferred Stock and 72,889 shares of outstanding Series B-2 Preferred Stock converted such stock into an aggregate of 1,457,780 shares of common stock at the conversion price of $5.75 per share (as adjusted for the Reverse Stock Split).

During the 13 and 26 week periods ended July 2, 2013, the Company paid cash dividends on the Series B Preferred Stock of less than $0.1 million and of $0.1 million, respectively. Accretion related to the Series B Preferred Stock for the 13 and 26 week periods ended July 2, 2013 was $0.1 million and $0.5 million, respectively, including the acceleration of accretion on converted shares. Accretion is fully amortized as of July 2, 2013.

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

 4. SHARE-BASED COMPENSATION

On May 14, 2013, at its 2013 Annual Meeting of Stockholders (the “Annual Meeting”), the Company’s stockholders, upon the recommendation of the Board of Directors, approved the Jamba, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan authorizes the Company to provide incentive compensation in the form of stock options, stock appreciation rights (“SARs”), restricted stock and stock units, performance shares and units, other stock-based awards, cash-based awards and deferred compensation awards. The 2013 Plan authorizes up to 3,145,122 shares (adjusted for the Reverse Stock Split) and was approved by stockholders at the Annual Meeting held in May 2013.

A summary of stock option activity under the Plans as of July 2, 2013, and changes during the 26 week period then ended is presented below. Shares and per share data have been adjusted for all periods presented to reflect a five-for-one reverse stock split effective May 31, 2013:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(per share)	($ in thousands)
Options outstanding at January 1, 2013	1,250	$11.15	$4,507
Options granted	—	—
Options exercised	(75)	6.68
Options cancelled	(20)	15.01

Options outstanding at July 2, 2013	1,154	$11.21	$8,285

Options vested or expected to vest at July 2, 2013	1,132	$11.24	$8,167

Options exercisable at July 2, 2013	912	$11.66	$6,879

Share-based compensation expense, which is included in general and administrative expense, was $0.7 million and $0.4 million for the 13 week periods ended July 2, 2013 and July 3, 2012, respectively. Share-based compensation expense was $1.2 million and $0.8 million for the 26 week periods ended July 2, 2013 and July 3, 2012, respectively. At July 2, 2013, non-vested share-based compensation for stock options and restricted stock awards, net of forfeitures totaled $2.4 million. This expense will be recognized over the remaining weighted average vesting period of two years. There was no income tax benefit related to share-based compensation expense during the 13 and 26 week periods ended July 2, 2013 and for the 13 and 26 week periods ended July 3, 2012.

No stock options were granted during the 13 and 26 week periods ended July 2, 2013. The estimated fair value per share of stock options granted during the 13 and 26 week periods ended July 3, 2012, was $6.30 and $6.70, respectively.

Information regarding activity for outstanding restricted stock units (“RSUs”) granted as of July 2, 2013 is as follows (shares in thousands):

	Number of shares of RSUs	Weighted- Average Grant Date Fair Value (per share)

RSUs outstanding as of January 1, 2013	179	$12.09
RSUs granted	54	$14.23
RSUs forfeited (canceled)	(5)	$12.70

RSUs outstanding as of July 2, 2013	228	$12.58

Information regarding activity for outstanding performance stock units (“PSUs”) granted as of July 2, 2013 is as follows (shares in thousands):

	Number of shares of PSUs	Weighted- Average Grant Date Fair Value (per share)

PSUs outstanding as of January 1, 2013	68	$12.70
PSUs vested	(23)	$12.70

PSUs outstanding as of July 2, 2013	45	$12.70

The PSUs had performance criteria that required the Company to achieve predetermined EBITDA targets for the second half of fiscal 2012 and the first half of fiscal 2013. The Company records expenses related to PSUs when it is probable that the performance criteria will be met. The Company recorded compensation expense of $0.2 million during the 26 week period ended July 2, 2013 relating to the criteria for the first half of fiscal 2013.

5. FAIR VALUE MEASUREMENT

The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of July 2, 2013 and January 1, 2013 by level within the fair value hierarchy (in thousands):

July 2, 2013	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (1)	$—	$—	$916

January 1, 2013
Assets:
Cash invested in money market fund (2)	$205	$—	$—

Liabilities:
Contingent consideration (3)	—	—	1,304

(1)	$0.8 million included in other long-term liabilities on the consolidated balance sheet at July 2, 2013.
(2)	$0.2 million included in restricted cash on the consolidated balance sheet at January 1, 2013.

(3)	$0.9 million included in other long-term liabilities and $0.4 million included in other current liabilities on the consolidated balance sheet at January 1, 2013.

For assets that are measured using quoted prices in active markets, fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs.

The following table presents our assets that were accounted for at fair value on a non-recurring basis and remaining on our condensed consolidated balance sheets as of July 2, 2013 and January 1, 2013. Total losses include losses recognized from all non-recurring fair value measurements for the 13 and 26 week periods ended July 2, 2013 and July 3, 2012 (in thousands):

	Level 1	Level 2	Level 3
July 2, 2013
Assets:
Long-lived assets (1)	—	—	$774

Total losses recognized for all non-recurring fair value measures for the 13 week period ended July 2, 2013	—	—	$167

Total losses recognized for all non-recurring fair value measures for the 26 week period ended July 2, 2013	—	—	$274

January 1, 2013
Assets:
Long-lived assets (1)	—	—	$400

July 3, 2012
Total losses recognized for all non-recurring fair value measures for the 13 week period ended July 3, 2012	—	—	$175

Total losses recognized for all non-recurring fair value measures for the 26 week period ended July 3, 2012	—	—	$562

(1)	Represents the carrying value of long-lived assets against which there was an impairment charge during the 26 weeks ended July 2, 2013, and is included in property, fixtures and equipment, net on the consolidated balance sheet.

Level 3 Inputs

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

6. CREDIT AGREEMENT

On February 14, 2012, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association (the “Lender”) which, as amended on November 1, 2012 and July 22, 2013 (as amended, the “Credit Agreement”), increases the Company’s revolving line of credit from $10.0 million to $15.0 million. The outstanding balance under the amended credit facility bears interest at a LIBOR Market Index Rate based upon the rate for one month U.S. dollar deposits, plus 2.50% per annum. Under the terms of the amended Credit Agreement, the Company is required to maintain maximum consolidated leverage ratios, minimum levels of tangible net worth and a minimum fixed charge coverage ratio. The Credit Agreement terminates July 22, 2016 or may be terminated earlier by the Company or by the Lender. This credit facility is subject to customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions and dispositions of assets. The credit facility is evidenced by a revolving note made by the Company in favor of the Lender, is guaranteed by the Company and is secured by substantially all of its assets including the assets of its subsidiaries and a pledge of stock of its subsidiaries. In addition, the Credit Agreement replaced restricted cash requirements established in prior periods, as the line of credit also collateralizes the Company’s outstanding letters of credit of $1.1 million as of July 2, 2013.

During the 13 week period ended July 2, 2013, there were no borrowings under the Credit Agreement. To acquire the credit facility, the Company incurred upfront fees which are being amortized over the term of the Credit Agreement. As of July 2, 2013 and January 1, 2013, the unamortized commitment fee amount was not material and is recorded in prepaid expenses and other current assets on the consolidated balance sheet. As of July 2, 2013, the Company was in compliance with all related covenants and the unused borrowing capacity under the agreement prior to the amendment on July 22, 2013, was $8.9 million.

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

The Company’s effective tax rate for the 13 and 26 week periods ended July 2, 2013 were 3.6% and 1.8%, respectively. The effective tax rates were affected by pretax income or loss, a change in the valuation allowance related to deductible temporary differences originating during the current year, the alternative minimum taxes and foreign withholding taxes. It was also affected by a reduction of the federal income tax liability related to the net operating loss deduction for alternative minimum tax purposes.

The Company’s effective tax rate for the 13 and 26 week periods ended July 3, 2012 were 8.9% and 6.5%, respectively. The effective tax rates were affected by pretax income or loss, a change in the valuation allowance related to deductible temporary differences originating during the current year, the alternative minimum taxes and foreign withholding taxes.

As of July 2, 2013, there have been no material changes to the Company’s uncertain tax positions disclosure as provided in Note 13 in the Notes to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended January 1, 2013.

8. OTHER OPERATING, NET

For the 13 and 26 week periods ended July 2, 2013 and July 3, 2012, the components of other operating, net were as follows (in thousands):

	13 Week Period Ended July 2, 2013	13 Week Period Ended July 3, 2012	26 Week Period Ended July 2, 2013	26 Week Period Ended July 3, 2012
Gift card breakage	(842)	(907)	$(1,462)	$(1,530)
Gift card expense	197	312	428	498
Franchise expense	507	133	797	323
CPG direct expense	554	8	819	153
(Gain) Loss on disposal of fixed assets	(843)	188	(623)	282
Store pre-openings and closures	264	259	447	500
Settlements and other	66	(193)	130	6

	$(97)	$(200)	$536	$232

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

In 2013, we are focusing our resources on initiatives designed to drive transformative growth through multi-channel brand building, product and menu innovation, new and improved store format and design, and by leveraging unique partnerships. Our BLEND Plan continues to provide the blueprint for growing our global footprint and expanding our business model. Our key strategic priorities as described in our BLEND Plan 3.0 include:

•	Brand Building and Total Innovation

•	Lifestyle Engagement

•	Expand Growth Initiatives

•	New Products, Partners, Channels and Markets

•	Drive Enterprise Efficiencies

2013 Second Quarter Financial Highlights

•	Net income increased 37.5% to $6.4 million for the 13 weeks ended July 2, 2013 compared to $4.6 million for the 13 weeks ended July 3, 2012. The increase in net income was driven primarily by an:

•	Increase in comparable Company Store sales of 2.2%, including 160 basis points related to increased traffic and 60 basis points related to average check increase.

•	Increase in franchise and other revenue of $1.0 million.

•	Diluted earnings per share was $0.36 for the 13 weeks ended July 2, 2013, compared to $0.27 per share for the 13 weeks ended July 3, 2012 resulting in a 51% increase to $6.2 million from $4.1 million, in net income available to common stockholders.

•	Company Store comparable sales increased 2.2% for the 13 weeks ended July 2, 2013 as compared to the prior period in which Company Store comparable sales was 5.1%.

•	System-wide comparable store sales increased by 1.7% for the 13 weeks ended July 2, 2013 and Franchise Stores comparable sales increased 1.2% for the 13 weeks ended July 2, 2013. For the 13 week period ended July 3, 2012, system-wide comparable store sales increased 5.7% and Franchise Store comparable sales increased 6.4%. System-wide and Franchise Store comparable store sales are non-GAAP financial measures representing the change in year-over-year sales for all Company Stores and Franchise Stores (system-wide) and for all Franchise Stores, respectively, opened for at least one full fiscal year.

•	Total revenue increased 1.9% to $67.3 million for the 13 weeks ended July 2, 2013, compared to $66.0 million for the 13 weeks ended July 3, 2012. The change in total revenue was primarily due to the increase in comparable store sales and increase in franchise and other revenue.

•	Income from operations increased 32.1% to $6.6 million for 13 weeks ended July 2, 2013, reflecting Company Store comparable sales growth, increased franchise revenue and expanding CPG sales. Operating margin improved by 230 basis points to 9.9% for the 13 weeks ended July 2, 2013 compared to the prior year period.

•	General and administrative expenses decreased 5.4% to $10.2 million for the 13 weeks ended July 2, 2013, compared to $10.8 million for the 13 weeks ended July 3, 2012.

•	Franchisees opened 11 new Jamba Juice stores, globally; nine new Franchise Stores, which include six Jamba Smoothie Stations (“smoothie stations”), in the United States and two new International Stores during the 13 weeks ended July 2, 2013.

•	Two Company Store locations were opened and JambaGO locations served increased to 636.

2013 Second Quarter Business Highlights

Brand Building, Total Innovation and Lifestyle Engagement

We focus on building total brand value through multi-channel marketing and total innovation initiatives, including consumer loyalty and engaging marketing programs and partnerships. We address consumer health and wellness needs by offering specialty beverages and new product platforms that will meet consumer needs across all day-parts.

We continue to seek ways to become more relevant to the consumer through product introductions like our fresh-squeezed juice, which utilizes fresh vegetables and fruits and is hand-crafted for the consumer. As of July 2, 2013, we had 23 locations that offered this platform. We continue to target up to 50 locations serving fresh-squeezed juice by the end of fiscal 2013.

During the 13 week period ended July 2, 2013, sales at Company Stores opened more than one full fiscal year increased 2.2% and Franchise Store comparable sales increased 1.2%, resulting in system-wide comparable store sales increase of 1.7%. The increase in Company Store comparable sales during the quarter was largely attributable to improved traffic and an average check increase.

Television sports commentator and former Olympic champion Summer Sanders became a Jamba spokesperson and a member of the Jamba Healthy Living Council™ during the quarter. The Council expects to benefit from her knowledge and passion for healthy living, and we anticipate that consumers seeking common sense advice for living healthier lives will be drawn to, and inspired by, Ms. Sanders’ contributions. Additionally, in April 2013, Jake Steinfeld, known for his popular “Body by Jake” brand, became a spokesperson for the Jamba brand and a member of the Healthy Living Council. Mr. Steinfeld launched the Jamba Healthy Living Fitness Council and will host promotional events and other activities in support of our new and expanded fresh-squeezed juice offerings, primarily at our Company Store in Santa Monica, California.

In May 2013 we successfully met our commitment to help raise funds and generate awareness for the Greater Bay Area Chapter of the American Heart Association. We engaged consumers through multi-faceted fundraising promotions in our “Whirl’d Hearts” program. In addition, our employees participated in a silent auction of donated items at our headquarters in Emeryville, California. During the quarter, we implemented various marketing promotions and consumer communications. We entered into a partnership with USA Water Polo to support a variety of activities aimed at inspiring and simplifying healthy, active lifestyles. USA Water Polo also will promote Jamba’s naturally caffeinated energy drink made with 70% juice.

In July 2013, we announced our first major theatrical motion picture promotion with The Walt Disney Company for the release of "Disney's Planes," an action-packed 3D animated comedy adventure, slated to be at theaters this summer. Jamba Juice is the exclusive Quick Service Restaurant and beverage provider in the U.S. chosen to participate in promotional activities for the movie's release.

Expand Growth Initiatives, New Products, Partners, Channels and Markets

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

As of July 2, 2013, we had 829 Jamba Juice stores, globally, represented by 295 Company Stores and 492 Franchise Stores in the United States, and 42 International Stores. The system is comprised of approximately 64% Franchise and International Store locations and 36% Company Store locations. During the 26 week period ended July 2, 2013, 34 Franchise Stores were opened. We expect to open 60 to 80 stores and smoothie stations by the end of fiscal 2013, globally, primarily through franchisees. The actual number of openings may differ from our expectations due to various factors, including franchisee access to capital and economic conditions.

Global Development

In the U.S. during the 13 week period ended July 2, 2013, franchisees developed and opened nine new Franchise Stores, of which one was traditional, three were non-traditional stores and six were smoothie stations. We continued expansion of our JambaGO concept in K-12 schools, convenience stores and other similar locations during the quarter. We also opened two Company Stores during the quarter. As of July 2, 2013, JambaGO is offered at 636 locations and we expect to serve approximately 1,400 to 1,500 locations by the end of fiscal 2013. Internationally, we opened two stores.

We expect to complete the remodel and refresh of approximately 50 store locations by the end of fiscal 2013. Our refresh and remodel program includes transforming our store layout and format to (1) provide customers with an enhanced experience in our stores by using environmentally friendly building materials, brighter lighting, updated graphics and bold colors as well as seating arrangements compatible with the individual store footprint and (2) facilitate fresh-squeezed juice bars in certain store locations.

In California, we have entered into development agreements with new and existing franchisees to develop 57 new Franchise Stores over the next six years, with options to open a total of nine more stores at the end of certain franchise terms. A portion of the development agreements is included in the refranchise of seven Company Stores located in California. We are working on additional packages for California, which will generate commitments to develop 27 stores with options to add a total of four more stores at the end of certain franchise terms. In addition to California, we have signed agreements to develop stores in Philadelphia, St. Louis, Kansas City, Charlotte, Nashville and Ft. Myers/Naples. These agreements represent an additional 30 new Jamba Juice stores.

Consumer Packaged Goods

We continue to explore new partnerships to extend the brand into relevant categories providing additional points of accessibility for consumers.  During the quarter, we expanded distribution of our CPG direct sell businesses, Energy Drinks and Frozen Novelties, to new channels including 3,000 Rite Aid stores and online via the retailer, Fresh Direct. Jamba-branded products continue to have a presence in all 50 states.

 Drive Enterprise Efficiencies

Our priorities are to drive overall profitability which includes improving store-level margin and returns for our system. Strong store-level economics are critical to our success and management is diligently focused on initiatives to improve these metrics.

We continue to experience commodity pricing pressure, particularly in areas such as dairy and fuel and our cost savings initiatives help to mitigate commodity price increases. We also focus our attention on techniques to refine our labor deployment and service tools to ensure efficient service to our customers.

During the 13 week period ended July 2, 2013, our Company Store-level margins continued to improve due to the leverage of the fixed cost component in labor and store operating costs, as a result of our comparable store sales growth. Our operating margin for the quarter increased by 230 basis points or $1.6 million primarily due to growth in our CPG model and our improved store portfolio economics.

RESULTS OF OPERATIONS — 13 WEEK PERIOD ENDED JULY 2, 2013 AS COMPARED TO 13 WEEK PERIOD ENDED JULY 3, 2012 (UNAUDITED)

	13 Week Period Ended		13 Week Period Ended
(In thousands)	July 2, 2013	% (1)	July 3, 2012	% (1)
Revenue:
Company Stores	$62,798	93.4%	$62,530	94.7%
Franchise and other revenue	4,469	6.6%	3,514	5.3%
Total revenue	67,267	100.0%	66,044	100.0%
Costs and operating expenses:
Cost of sales	14,858	23.7%	13,975	22.3%
Labor	16,849	26.8%	17,148	27.4%
Occupancy	7,319	11.7%	7,326	11.7%
Store operating	8,523	13.6%	8,955	14.3%
Depreciation and amortization	2,768	4.1%	2,813	4.3%
General and administrative	10,237	15.2%	10,823	16.4%
Impairment of long-lived assets	167	0.2%	175	0.3%
Other operating, net	(97)	(0.1)%	(200)	(0.3)%
Total costs and operating expenses	60,624	90.1%	61,015	92.4%
Income from operations	6,643	9.9%	5,029	7.6%
Other income (expense), net:
Interest income	—	0.0%	20	0.0%
Interest expense	(59)	(0.1)%	22	0.1%
Total other income (expense), net	(59)	(0.1)%	42	0.1%
Income before income taxes	6,584	9.8%	5,071	7.7%
Income tax expense	(234)	(0.3)%	(453)	(0.7)%
Net income	6,350	9.5%	4,618	7.0%
Preferred stock dividends and deemed dividends	(104)	(0.2)%	(472)	(0.7)%
Net income available to common stockholders	$6,246	9.3%	$4,146	6.3%

(1)	Cost of sales, labor, occupancy and store operating percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue.

Revenue

(in 000’s)

	13 Week Period Ended July 2, 2013	% of Total Revenue	13 Week Period Ended July 3, 2012	% of Total Revenue
Revenue:
Company stores	$62,798	93.4%	$62,530	94.7%
Franchise and other revenue	4,469	6.6%	3,514	5.3%
Total revenue	$67,267	100.0%	$66,044	100.0%

Total revenue is comprised of revenue from Company Stores, royalties and fees from Franchise Stores and International Stores, and revenue from CPG licensing and direct selling.

Total revenue for the 13 week period ended July 2, 2013 was $67.3 million, an increase of $1.2 million or 1.9%, compared to $66.0 million for the 13 week period ended July 3, 2012.

Company Store revenue

Company Store revenue for the 13 week period ended July 2, 2013 was $62.8 million, an increase of $0.3 million, or 0.4%, compared to Company Store revenue of $62.5 million for the 13 week period ended July 3, 2012. The increase was primarily due to Company Store comparable sales improvement as illustrated by the following table:

Company Store Increase in Revenue (in 000’s)
Second quarter 2013 vs. Second quarter 2012
Company Store comparable sales increase	1,308
Reduction in the number of Company Stores, net	(1,040)

Total change in Company Store revenue	$268

 Company Store comparable sales increased by $1.3 million for the 13 week period ended July 2, 2013, or 2.2%, and was attributable to an increase of 0.6% in average check and in transaction count of 1.6% as compared to the same period in the prior year. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least a full fiscal year. As of July 2, 2013, approximately 99% of our Company Stores had been open for at least one full fiscal year.

Franchise and other revenue

Franchise and other revenue for the 13 week period ended July 2, 2013 was $4.5 million, an increase of $1.0 million, or 27.2% compared to franchise and other revenue of $3.5 million for the 13 week period ended July 3, 2012 primarily due to the net increase in the number of Franchise and International Stores (approximately $0.3 million) and the revenue generated by our CPG business (approximately $0.7 million).

The number of Franchise Stores and International Stores as of July 2, 2013 and July 3, 2012 was 534 and 478, respectively.

Cost of sales

Cost of sales is mostly comprised of fruit, dairy, and other products used to make smoothies and juices, paper products, costs related to managing our procurement program and vendor rebates. As a percentage of Company Store revenue, cost of sales increased to 23.7% for the 13 week period ended July 2, 2013, compared to 22.3% for the 13 week period ended July 3, 2012. The increase of cost of sales as a percentage of Company Store revenue was primarily due to a net product mix shift (approximately 0.8%) and increases in commodity costs (approximately 0.5%). Cost of sales for the 13 week period ended July 2, 2013 was $14.9 million compared to $14.0 million for the 13 week period ended July 3, 2012.

Labor

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. As a percentage of Company Store revenue, labor costs decreased to 26.8% for the 13 week period ended July 2, 2013, compared to 27.4% for the 13 week period ended July 3, 2012. The 0.6 % decrease of labor costs as a percentage of Company Store revenue was primarily due to labor efficiencies, improved sales volumes and more effective wage management achieved. Labor costs for the 13 week period ended July 2, 2013 were $16.8 million, a decrease of $0.3 million, or 1.8%, compared to $17.1 million for the 13 week period ended July 3, 2012.

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes, licenses and property insurance for all Company Store locations. As a percentage of Company Store revenue, occupancy costs remained flat at 11.7% for both the 13 week period ended July 2, 2013 and the 13 week period ended July 3, 2012. Occupancy costs for both the 13 week period ended July 2, 2013 and the 13 week period ended July 3, 2012 was $7.3 million.

Store operating

Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses. As a percentage of Company Store revenue, total store operating expenses decreased to 13.6% for the 13 week period ended July 2, 2013, compared to 14.3% for the 13 week period ended July 3, 2012. The decrease in total store operating expenses as a percentage of Company Store revenue was primarily due to a decrease in marketing expense (approximately 0.3%) and leverage gained as a result of higher sales (approximately 0.5%). Total store operating expenses for the 13 week period ended July 2, 2013 were $8.5 million, a decrease of $0.4 million, or 4.8%, compared to $9.0 million for the 13 week period ended July 3, 2012.

Depreciation and amortization

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. As a percentage of total revenue, depreciation and amortization decreased to 4.1% for the 13 week period ended July 2, 2013, compared to 4.3% for the 13 week period ended July 3, 2012. The decrease in depreciation and amortization as a percentage of total revenue was primarily due to the impact of leverage as a result of the increase in Company Store comparable sales (approximately 0.1%) and leverage gained from non-Company Store revenue (approximately 0.1%). Depreciation and amortization for the 13 week period ended July 2, 2013 was $2.8 million, remaining flat with the 13 week period ended July 3, 2012.

General and administrative

General and administrative (“G&A”) expenses include costs associated with our corporate headquarters in Emeryville, CA, field supervision, bonuses, outside and contract services, accounting and legal fees, travel and travel-related expenses, share-based compensation and other. As a percentage of total revenue, total G&A expenses decreased to 15.2% for the 13 week period ended July 2, 2013 compared to 16.4% for the 13 week period ended July 3, 2012. Total G&A expenses for the 13 week period ended July 2, 2013 were $10.2 million, a decrease of $0.6 million, or 5.4%, compared to $10.8 million for the 13 week period ended July 3, 2012. The decrease of total G&A expenses was primarily due to reduced semi-annual performance related incentives (approximately $1.0 million), partially offset by expenses resulting from expanding growth initiatives (approximately $0.1 million) and an increase in share-based compensation (approximately $0.3 million).

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

Impairment of long-lived assets for the 13 week periods ended July 2, 2013 and July 3, 2012 was $0.2 million.

Other operating, net

Other operating, net consists primarily of gain or loss on disposals, income from jambacard breakage, store lease termination and closure costs, pre-opening costs and expenses related to franchise and consumer packaged goods activities. For the 13 week period ended July 2, 2013, other operating, net was income of $0.1 million, compared to income of $0.2 million for the 13 week period ended July 3, 2012. The decrease was primarily due to increased expense related to consumer packaged goods activities (approximately $0.5 million), increased expenses related to franchise activities (approximately $0.4 million), an increase in estimated sales tax audit charges (approximately $0.3 million); partially offset by gain on disposal of fixed assets resulting from refranchising of (approximately $1.0 million).

Income tax expense

We recorded income tax expense of 3.6% for the 13 week period ended July 2, 2013. This is due to the pretax income, a full valuation allowance related to deductible temporary differences originating during the current year, the alternative minimum taxes and foreign withholding taxes. It is also due to a reduction of the federal income tax liability related to the net operating loss deduction for alternative minimum tax purposes.

We recorded income tax expense of 8.9% for the 13 week period ended July 3, 2012. Our prior year tax rate was also due to the pretax income, a full valuation allowance related to deductible temporary differences originating during the current year, the alternative minimum taxes and foreign withholding taxes.

RESULTS OF OPERATIONS — 26 WEEK PERIOD ENDED JULY 2, 2013 AS COMPARED TO 26 WEEK PERIOD ENDED JULY 3, 2012 (UNAUDITED)

	26 Week Period Ended		26 Week Period Ended
(In thousands)	July 2, 2013	% (1)	July 3, 2012	% (1)
Revenue:
Company Stores	$113,938	93.1%	$112,555	94.5%
Franchise and other revenue	8,385	6.9%	6,536	5.5%
Total revenue	122,323	100.0%	119,091	100.0%
Costs and operating expenses:
Cost of sales	27,262	23.9%	25,586	22.7%
Labor	32,604	28.6%	32,556	28.9%
Occupancy	14,695	12.9%	14,743	13.1%
Store operating	16,680	14.6%	16,830	15.0%
Depreciation and amortization	5,540	4.5%	5,736	4.8%
General and administrative	19,390	15.9%	19,462	16.3%
Impairment of long-lived assets	274	0.2%	562	0.5%
Other operating, net	536	0.4%	232	0.2%
Total costs and operating expenses	116,981	95.6%	115,707	97.2%
Income from operations	5,342	4.4%	3,384	2.8%
Other income (expense), net:
Interest income	—	0.0%	39	0.1%
Interest expense	(137)	(0.1)%	(94)	(0.1)%
Total other expense, net	(137)	(0.1)%	(55)	(0.0)%
Income before income taxes	5,205	4.3%	3,329	2.8%
Income tax expense	(95)	(0.1)%	(221)	(0.2)%
Net income	5,110	4.2%	3,108	2.6%
Preferred stock dividends and deemed dividends	(588)	(0.5)%	(953)	(0.8)%
Net income available to common stockholders	$4,522	3.7%	$2,155	1.8%

(1)	Cost of sales, labor, occupancy and store operating percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue.

Revenue

(in 000’s)

	26 Week Period Ended July 2, 2013	% of Total Revenue	26 Week Period Ended July 3, 2012	% of Total Revenue
Revenue:
Company stores	$113,938	93.1%	$112,555	94.5%
Franchise and other revenue	8,385	6.9%	6,536	5.5%

Total revenue	$122,323	100.0%	$119,091	100.0%

Total revenue for the 26 week period ended July 2, 2013 was $122.3 million, an increase of $3.2 million or 2.7% compared to $119.1 million for the 26 week period ended July 3, 2012.

Company Store revenue

Company Store revenue for the 26 week period ended July 2, 2013 was $113.9 million, an increase of $1.4 million or 1.2% compared to $112.6 million for the prior year period. The increase in Company Store revenue was due primarily to Company Store comparable sales improvement, partially offset by a net reduction in Company Stores due to our refranchising strategy, as illustrated by the following table:

Company Store Decrease in Revenue (in 000’s)
Year-to-date Q2 2013 vs. Year-to-date Q2 2012
Company Store comparable sales increase	3,072
Reduction in number of Company Stores, net	(1,689)

Total change in Company Store revenue	$1,383

Company Store comparable sales increased $3.1 million for the 26 week period ended July 2, 2013, or 2.8%, attributable to an increase of 1.3% in average check, reflecting a price increase, and in transaction count of 1.5%. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least one full fiscal year. As of July 3, 2012, approximately 99% of our Company Stores had been open for at least one full fiscal year. The percentage change in Company Store comparable sales compares the sales of Company Stores during a 26 week period in 2013 to the sales from the same Company Stores for the equivalent 26 week period in the prior year.

Franchise and other revenue

Franchise and other revenue for the 26 week period ended July 2, 2013 was $8.4 million, an increase of $1.8 million, or 28.3% compared to franchise and other revenue of $6.5 million for the 26 week period ended July 3, 2012 primarily due to the net increase in the number of Franchise and International Stores (approximately $0.6 million) and revenue generated by our CPG business (approximately $1.3 million).

Cost of sales

Cost of sales is mostly comprised of fruit, dairy, and other products used to make smoothies and juices, paper products, costs related to managing our procurement program and vendor rebates. As a percentage of Company Store revenue, cost of sales increased to 23.9% for the 26 week period ended July 2, 2013 compared to 22.7% for the 26 week period ended July 3, 2012. The increase of cost of sales as a percentage of Company Store revenue was primarily due to a reduction in price points resulting from promotional tactics (approximately 0.8%) and increases in commodity costs (approximately 0.4%). Cost of sales for the 26 week period ended July 2, 2013 was $27.3 million, an increase of $1.7 million, or 6.6%, compared to $25.6 million for the 26 week period ended July 3, 2012. Our refranchising strategy has resulted in a decrease in the number of Company Stores and the related costs and expenses for sales associated with these refranchised Company Stores, which was offset by Company Store comparable sales increase of 2.8% for the 26 week period ended July 2, 2013.

Labor

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. As a percentage of Company Store revenue, labor costs decreased to 28.6% for the 26 week period ended July 2, 2013, compared to 28.9% for the 26 week period ended July 3, 2012. The decrease of labor costs as a percentage of Company Store revenue was primarily due to improved sales volumes and labor efficiencies (approximately 0.3%). Labor costs for the 26 week period ended July 2, 2013 was flat at $32.6 million, compared to the 26 week period ended July 3, 2012. Our refranchising strategy has resulted in a decrease in the number of Company Stores and the related labor costs and expenses to operate, manage, and support these refranchised Company Stores, which was partially offset by the increased labor costs to support the increased sales.

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes, licenses and property insurance for all Company Store locations. As a percentage of Company Store revenue, occupancy costs decreased to 12.9% for the 26 week period ended July 2, 2013, compared to 13.1% for the 26 week period ended July 3, 2012. The decrease in occupancy costs as a percentage of Company store revenue was primarily due to the impact of leverage as a result of the increase in Company Store comparable sales (approximately 0.4%). Occupancy costs for the 26 week period ended July 2, 2013 were $14.7 million, flat compared to the 26 week period ended July 3, 2012. Our refranchising strategy has resulted in a decrease in the number of Company Stores and the related occupancy costs and expenses to operate, manage, and support these refranchised Company Stores, which was partially offset by increased occupancy costs to support the increased sales and increased common area maintenance charges.

Store operating

Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses. As a percentage of Company Store revenue, total store operating expenses decreased to 14.6% for the 26 week period ended July 2, 2013, compared to 15.0% for the 26 week period ended July 3, 2012. The decrease in total store operating expenses as a percentage of Company Store revenue was primarily due to leverage gained as a result of higher sales (approximately 0.6%), partially offset by an increase in marketing expense (approximately 0.2%) . Total store operating expenses for the 26 week period ended July 2, 2013 were $16.7 million, a decrease of $0.2 million, or 0.9%, compared to $16.8 million for the 26 week period ended July 3, 2012. Our refranchising strategy resulted in a decrease in the number of Company Stores and the related costs and expenses to operate, manage, and support these refranchised Company Stores, which is partially offset by the increased store operating costs to support the increased sales.

Depreciation and amortization

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. As a percentage of total revenue, depreciation and amortization decreased to 4.5% for the 26 week period ended July 2, 2013, compared to 4.8% for the 26 week period ended July 3, 2012. The decrease in depreciation and amortization as a percentage of total revenue was primarily due to the impact of leverage as a result of the increase in Company Store comparable sales (approximately 0.2%) and leverage gained from non-Company Store revenue (approximately 0.1%). Depreciation and amortization for the 26 week period ended July 2, 2013 was $5.5 million, a decrease of $0.2 million, or 3.4%, compared to $5.7 million for the 26 week period ended July 3, 2012. Our refranchising strategy resulted in a decrease in the number of Company Stores and related assets, resulting in a reduction in the carrying value of Company Store fixed assets.

General and administrative

General and administrative (“G&A”) expenses include costs associated with our corporate headquarters in Emeryville, CA, field supervision, bonuses, outside and contract services, accounting and legal fees, travel and travel-related expenses, share-based compensation and other. As a percentage of total revenue, total G&A expenses decreased to 15.9% for the 26 week period ended July 2, 2013 compared to 16.3% for the 26 week period ended July 3, 2012. Total G&A expenses for the 26 week period ended July 2, 2013 were $19.4 million, a decrease of $0.1 million, or 0.4%, compared to $19.5 million for the 26 week period ended July 3, 2012. The decrease of total G&A expenses was primarily due to reduced semi-annual performance related incentives (approximately $1.0 million), partially offset by expenses resulting from expanding growth initiatives (approximately $0.4 million) an increase in health insurance costs (approximately $0.1 million) and an increase in share-based compensation ($0.4 million).

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

Impairment of long-lived assets for the 26 week period ended July 2, 2013 was $0.3 million, a decrease of $0.3 million, or 51.2%, compared to $0.6 million for the 26 week period ended July 3, 2012. The decrease of impairment charge for long-lived assets was primarily due to fewer underperforming stores that had not been previously partially impaired compared to the prior year period.

Other operating, net

Other operating, net consists primarily of gain or loss on disposals, income from jambacard breakage, store lease termination, and closure costs, pre-opening costs and expenses related to franchise and consumer packaged goods activities. For the 26 week period ended July 2, 2013, other operating, net was $0.5 million of expense, compared to expense of $0.2 million for the 26 week period ended July 3, 2012. The increase in expense is primarily due to an increase in expense related to consumer packaged goods activities (approximately $0.7 million), increased estimated sales tax audit charges (approximately $0.1 million) and franchise activities (approximately $0.5 million); partially offset by gain on disposal of fixed assets from refranchising (approximately $0.9 million).

Income tax expense

We have recorded a tax expense of 1.8% for the 26 week period ended July 2, 2013. The effective tax expense was primarily due to the pretax income, a full valuation allowance related to deductible temporary differences originating during the current year, the alternative minimum taxes and foreign withholding taxes. It is also due to a reduction of the federal income tax liability related to the net operating loss deduction for alternative minimum tax purposes.

We have recorded a tax expense of 6.5% for the 26 week period ended July 3, 2012. The effective tax expense was primarily due to the pretax income, a full valuation allowance related to deductible temporary differences originating during the current year, the alternative minimum taxes and foreign withholding taxes

KEY FINANCIAL METRICS AND NON-GAAP MEASURES

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

The following table sets forth operating data that do not otherwise appear in our consolidated financial statements as of and for the 13 and 26 week periods ended July 2, 2013 and for the 13 and 26 week periods ended July 3, 2012, respectively:

	13 Week Period Ended	13 Week Period Ended	26 Week Period Ended	26 Week Period Ended
	July 2, 2013	July 3, 2012	July 2, 2013	July 3, 2012
Percentage change in Company Store comparable sales(1)	2.2%	5.1%	2.8%	8.3%
Percentage change in Franchise Store comparable sales(2)	1.2%	6.4%	0.2%	8.4%
Percentage change in system-wide comparable sales (2)	1.7%	5.7%	1.5%	8.4%
Total Company Stores	295	305	295	305
Total Franchise Stores	492	448	492	448
Total International Stores	42	30	42	30
JambaGO served locations	636	130	636	130

(1)	Percentage change in Company Store comparable sales compares the sales of Company Stores during a 13 and 26 week period in 2013 to the sales from the same Company Stores for the equivalent period in the prior year. A Company Store is included in this calculation after one full fiscal year of operations. Sales from Franchise Stores are not included in Company Store comparable sales.

(2)	Percentage change in system-wide comparable sales compares the combined sales of Company and Franchise-operated Stores during a 13 and 26 week period in 2013 to the combined sales from the same Company and Franchise-operated Stores for the equivalent 13 and 26 week period in the prior year. A Company or Franchise Store is included in this calculation after one full fiscal year of operations.

The following table sets forth certain data relating to Company Stores, Franchise and International Stores for the periods indicated:

	26 Week Period Ended July 2, 2013		26 Week Period Ended July 3, 2012
	Domestic	International	Domestic	International
Company Stores:
Beginning of period	301		307
Company Stores opened	2		—
Company Stores closed	—		(2)
Company Stores sold to franchisees	(8)		—

Total Company Stores	295		305

Franchise Stores:
Beginning of period	473	35	443	19
Franchise Stores opened	17	9	11	12
Franchise Stores closed	(6)	(2)	(6)	(1)
Franchise Stores purchased from Company	8	—	—	—

Total Franchise Stores	492	42	448	30

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Summary

The following table summarizes our cash flows for the 26 week periods ended July 2, 2013 and July 3, 2012 (in thousands):

	26 Week Period Ended July 2, 2013	26 Week Period Ended July 3, 2012
Net cash provided by operating activities	$7,425	$11,849
Net cash used in investing activities	(6,853)	(2,170)
Net cash provided by (used in) financing activities	515	(751)

Net increase in cash and cash equivalents	$1,087	$8,928

Liquidity

As of July 2, 2013, we had cash and cash equivalents of $32.6 million compared to $31.5 million in cash and cash equivalents as of January 1, 2013. As of July 2, 2013 and January 1, 2013, we had no short term or long term debt. Our primary sources of liquidity are cash flows provided by operating activities. In addition, we have an existing $15.0 million revolving line of credit, which we may utilize as described further below. In the future, we may enter equipment leasing arrangements and incur additional indebtedness as necessary. We cannot assure, however, that such financing will be available on favorable terms or at all. All shares of the Series B Preferred Stock were completely converted as of June 14, 2013. As a result, the Company no longer has payments of annual dividends on Preferred Stock.

We expect that our cash on hand and future cash flows provided by operating activities will be sufficient to fund our working capital and general corporate needs, and the non-discretionary capital expenditures for the foreseeable future. Our primary liquidity and capital requirements are for working capital and general corporate needs and the planned fiscal 2013 capital expenditures described below. The use of cash to fund discretionary capital expenditures will be based on the need to conserve our capital.

On February 14, 2012, we entered into a Credit Agreement with Wells Fargo Bank, National Association (the “Lender”) which, as amended on November 1, 2012 and July 22, 2013 (as amended, the “Credit Agreement”), increases the Company’s revolving line of credit from $10.0 million to $15.0 million. The outstanding balance under the amended credit bears interest at a LIBOR Market Index Rate based upon the rate for one month U.S. dollar deposits, plus 2.50% per annum. Under the terms of the amended Credit Agreement, the Company is required to maintain maximum consolidated leverage ratios, minimum levels of tangible net worth and a minimum fixed charge coverage ratio. The Credit Agreement terminates July 22, 2016, or may be terminated earlier by us or by the Lender. This credit facility is subject to customary affirmative and negative covenants for credit facilities of this type, including limitations on us with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions and dispositions of assets. The credit facility is evidenced by a revolving note made by us in favor of the Lender, is guaranteed by us and is secured by substantially all of our assets including the assets of our subsidiaries and a pledge of stock of our subsidiaries. In addition, the Credit Agreement replaced restricted cash requirements established in prior periods, as the line of credit also collateralizes our outstanding letters of credit of $1.1 million.

During the 26 week period ended and as of July 2, 2013, there were no borrowings under the Credit Agreement. To acquire the credit facility, we incurred upfront fees which are being amortized over the term of the credit agreement. As of July 2, 2013, the unamortized commitment fee amount was not material and is recorded in prepaid expenses and other current assets on the balance sheet. As of July 2, 2013, we were in compliance with all related covenants and the unused borrowing capacity under the agreement prior to the amendment on July 22, 2013, was $8.9 million.

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

Operating Activities

Net cash provided by operating activities was $7.4 million for the 26 week period ended July 2, 2013, compared to $11.8 million for the 26 week period ended July 3, 2012, reflecting a net decrease of cash flows of $4.4 million. This decrease was primarily due to a net increase in cash used in accounts payable, accrued compensation and other liabilities and assets (approximately $5.2 million) partially offset by an increase in net income adjusted for noncash items (approximately $0.8 million).

The amount of cash provided by our operating activities during any particular quarter is highly subject to variations in the seasons, with the first and fourth quarters of the fiscal year encompassing the winter and holiday season when we traditionally generate our lowest revenue, and our second and third quarters of the fiscal year encompassing the warmer seasons where a significant portion of our revenue and cash flows are realized. For more information on seasonality, refer to the section below entitled “Seasonality and Quarterly Results ..” We also expect to have increased expenditures during the first part of the fiscal year as we invest in product development and domestic expansion with the goal to have new products released and new stores open by mid-year to take advantage of the busier summer months.

Investing Activities

Net cash used in investing activities was $6.9 million for the 26 week period ended July 2, 2013, compared to $2.2 million for the 26 week period ended July 3, 2012. Net cash used in investing activities increased $4.7 million for the 26 week period ended July 2, 2013, primarily due to expenditure on property and equipment (approximately $6.1 million) partially offset by proceeds from the sale of Company Stores to franchise partners (approximately $1.4 million).

In fiscal 2013, we expect capital expenditures to be in the range of $10.0 million to $11.0 million depending on our liquidity needs, including investing in improvements to our technology infrastructure, store refreshes and redesigns as well as maintenance capital. We expect to open up to five new Company Stores as we focus our growth on implementing our new retail growth formats including juice bars and drive-thru locations. As part of our capital expenditure, we expect to incur $4.0 million to $6.0 million on the refresh of up to 50 Company Store locations, some of which will include the new fresh juice bar concept.

Financing Activities

Net cash provided by financing activities was $0.5 million for the 26 week period ended July 2, 2013 and net cash used in financing activities was $0.8 million for the 26 week period ended July 3, 2012. The $1.3 million increase in net cash provided by financing activities was primarily due to receipts from exercise of stock options by employees (approximately $0.5 million) and the decrease in dividend payments on our Series B preferred stock (approximately $0.7 million). We no longer have payments of dividend on Series B preferred stock as the conversion to common stock was completed on June 14, 2013.

Contractual Obligations

There have been no significant changes to our contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended January 1, 2013, other than obligations with respect to dividends payable in connection with, or payments for redemption of our outstanding Series B-1 and Series B-2 Preferred Stock. The conversion of shares of Series B preferred stock to common stock was completed on June 14, 2013.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that we are required to make in order to prepare the financial statements. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no significant changes to the policies and estimates as discussed in our Annual Report on Form 10-K for the year ended January1, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 2, 2013.

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

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item  4. Mine Safety Disclosures

None

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended.	8-K	001-32552	3.1	May 31, 2013

10.1	Jamba, Inc. 2013 Equity Incentive Plan.	8-K	001-32552	10.1	May 16, 2013

10.2	Form of Notice of Grant of Stock Option under 2013 Equity Incentive Plan.	8-K	001-32552	10.2	May 16, 2013

10.3	Form of Stock Option Agreement under 2013 Equity Incentive Plan.	8-K	001-32552	10.3	May 16, 2013

10.4	Form of Notice of Grant of Restricted Stock under 2013 Equity Incentive Plan.	8-K	001-32552	10.4	May 16, 2013

10.5	Form of Restricted Stock Agreement under 2013 Equity Incentive Plan.	8-K	001-32552	10.5	May 16, 2013

10.6	Form of Notice of Grant of Restricted Stock Unit under 2013 Equity Incentive Plan.	8-K	001-32552	10.6	May 16, 2013

10.7	Form of Restricted Stock Unit Agreement under 2013 Equity Incentive Plan.	8-K	001-32552	10.7	May 16, 2013

10.8	Second Amendment to the Credit Agreement dated as of July 22, 2013 by and among the Company, Jamba Juice Company and Wells Fargo Bank, National Association.					X

10.9	Jamba, Inc. Executive Retention and Severance Plan.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6 th day of August, 2013.

JAMBA, INC.

By:	/s/ JAMES D. WHITE
James D. White
Chairman of the Board, Chief Executive Officer and President (Duly Authorized Officer)

By:	/s/ KAREN L. LUEY
Karen L. Luey
Chief Financial Officer, Chief Administrative Officer, Executive Vice President and Secretary
(Principal Financial Officer and Chief Accounting Officer)

