Form 10-Q
period 2013-10-01
JAMBA, INC.
filed 2013-11-06
CIK 1316898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Jamba, Inc.
(Exact name of registrant as specified in its charter)

Delaware	001-32552	20-2122262
(State or other jurisdiction	(Commission	(I.R.S. Employer
of incorporation)	File No.)	Identification No.)

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

The number of shares of common stock, $0.001 par value, of Jamba, Inc. issued and outstanding as of October 31, 2013 was 17,121,724.

JAMBA, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTERLY PERIOD ENDED OCTOBER 1, 2013

Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101

PART I - FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JAMBA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

( In thousands, except share and per share amounts)	October 1, 2013	January 1, 2013
ASSETS
Current assets:
Cash and cash equivalents	$28,886	$31,486
Restricted cash	—	205
Receivables, net of allowances of $210 and $103	7,187	11,327
Inventories	3,315	3,143
Prepaid and refundable taxes	680	655
Prepaid rent	3,115	3,080
Prepaid expenses and other current assets	2,467	1,681

Total current assets	45,650	51,577
Property, fixtures and equipment, net	39,534	38,442
Goodwill	1,233	1,336
Trademarks and other intangible assets, net	1,244	1,412
Other long-term assets	1,155	846

Total assets	$88,816	$93,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,550	$8,206
Accrued compensation and benefits	3,981	7,566
Workers’ compensation and health insurance reserves	1,184	1,087
Accrued jambacard liability	26,041	33,634
Other current liabilities	11,584	9,728

Total current liabilities	46,340	60,221
Deferred rent and other long-term liabilities	10,962	11,880

Total liabilities	57,302	72,101

Commitments and contingencies (Note 9 and 10)
Series B redeemable preferred stock, $0.001 par value, 304,348 shares authorized; 0 and 72,889 shares issued and outstanding at October 1, 2013 and January 1, 2013, respectively	—	7,916
Stockholders’ equity:
Common stock, $0.001 par value, 30,000,000 shares authorized; 17,121,674 and 15,481,782 shares issued and outstanding at October 1, 2013 and January 1, 2013, respectively	17	78
Additional paid-in capital	390,181	380,007
Accumulated deficit	(358,684)	(366,489)

Total stockholders’ equity	31,514	13,596

Total liabilities and stockholders’ equity	$88,816	$93,613

Share and per share data have been adjusted for all periods presented to reflect a five-for-one reverse stock split effective May 31, 2013

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 Week Period Ended	13 Week Period Ended	39 Week Period Ended	39 Week Period Ended
(In thousands, except share and per share amounts)	October 1, 2013	October 2, 2012	October 1, 2013	October 2, 2012
Revenue:
Company Stores	$57,092	$61,795	$171,030	$174,350
Franchise and other revenue	4,269	3,687	12,654	10,223
Total revenue	61,361	65,482	183,684	184,573

Costs and operating expenses:
Cost of sales	14,592	14,918	41,854	40,504
Labor	15,862	16,457	48,466	49,013
Occupancy	7,405	7,353	22,100	22,097
Store operating	9,060	9,328	25,740	26,158
Depreciation and amortization	2,808	2,793	8,348	8,528
General and administrative	8,377	9,663	27,767	29,125
Impairment of long-lived assets	217	75	491	637
Other operating, net	(284)	347	252	579
Total costs and operating expenses	58,037	60,934	175,018	176,641
Income from operations	3,324	4,548	8,666	7,932

Other (expense) income, net:

Interest income	1	21	1	61
Interest expense	(54)	(52)	(191)	(147)
Total other expense, net	(53)	(31)	(190)	(86)

Income before income taxes	3,271	4,517	8,476	7,846
Income tax expense	(576)	(413)	(671)	(634)
Net income	2,695	4,104	7,805	7,212
Preferred stock dividends and deemed dividends	—	(1,123)	(588)	(2,076)
Net income available to common stockholders	$2,695	$2,981	$7,217	$5,136

Weighted-average shares used in the computation of earnings per share:
Basic	17,084,929	14,134,502	16,680,631	13,690,156
Diluted	17,548,512	14,473,184	17,112,329	14,015,217

Earnings per share:
Basic	$0.16	$0.21	$0.43	$0.38
Diluted	$0.15	$0.21	$0.42	$0.37

Share and per share data have been adjusted for all periods presented to reflect a five-for-one reverse stock split effective May 31, 2013

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
(In thousands, except share amounts)	Shares	Amount	Capital	Deficit	Equity
Balance as of January 3, 2012	13,456,097	$68	$369,027	$(366,791)	$2,304
Share-based compensation expense	—	—	1,431	—	1,431
Issuance of common stock pursuant to stock plans	42,200	—	97	—	97
Conversion of preferred stock	1,910,000	10	10,970	—	10,980
Accretion of Series B preferred shares	—	—	(985)	—	(985)
Redeemable preferred stock dividends		—	(1,091)	—	(1,091)
Exercise of warrant	58,400	—	—	—	—
Net income	—	—	—	7,212	7,212

Balance as of October 2, 2012	15,466,697	$78	$379,449	$(359,579)	$19,948

Balance as of January 1, 2013	15,481,782	$78	$380,007	$(366,489)	$13,596
Share-based compensation expense	—	—	1,754	—	1,754
Issuance of common stock pursuant to stock plans	182,524	1	570	—	571
Conversion of preferred stock	1,457,780	7	8,375	—	8,382
Accretion of Series B preferred shares	—	—	(466)	—	(466)
Redeemable preferred stock dividends	—	—	(122)	—	(122)
Repurchase of fractional shares due to reverse stock split	(412)	(69)	63	—	(6)
Net income	—	—	—	7,805	7,805

Balance as of October 1, 2013	17,121,674	$17	$390,181	$(358,684)	$31,514

Share and per share data have been adjusted for all periods presented to reflect a five-for-one reverse stock split effective May 31, 2013

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Week Period Ended	39 Week Period Ended
(In thousands)	October 1, 2013	October 2, 2012
Net income	$7,805	$7,212
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,348	8,528
Impairment of long-lived assets	491	637
Lease termination, store closure costs and disposals	(1,125)	618
Change in contingent consideration	(506)	—
Jambacard breakage income	(1,972)	(2,075)
Share-based compensation	1,754	1,431
Bad debt and purchase obligation reserves	566	596
Deferred rent	(1,125)	(698)
Equity earnings from joint ventures	—	(128)
Changes in operating assets and liabilities:
Receivables	4,033	6,463
Inventories	(631)	(826)
Prepaid and refundable taxes	(25)	(272)
Prepaid rent	(35)	(226)
Prepaid expenses and other current assets	(786)	700
Other long-term assets	87	(155)
Restricted cash from operating activities	205	1,352
Accounts payable	(4,091)	2,363
Accrued compensation and benefits	(3,585)	(2,274)
Workers’ compensation and health insurance reserves	97	69
Accrued jambacard liability	(5,621)	(4,989)
Other current liabilities	2,302	(535)
Other long-term liabilities	372	(785)
Cash provided by operating activities	$6,558	$17,006
Cash provided by (used in) investing activities:
Capital expenditures	(12,943)	(3,414)
Investment purchase	(300)	—
Business acquisition	—	(391)
Proceeds from sale of stores	3,678	—
Capital distributions from investment, net	—	71
Cash used in investing activities	$(9,565)	$(3,734)
Cash provided by (used in) financing activities:
Redeemable preferred stock dividends paid	(158)	(1,120)
Proceeds pursuant to stock issuance	565	97
Cash provided by financing activities	$407	$(1,023)
Net (decrease) increase in cash and cash equivalents	(2,600)	12,249
Cash and cash equivalents at beginning of period	31,486	19,607
Cash and cash equivalents at end of period	$28,886	$31,856

Supplemental cash flow information:
Cash paid for interest	$36	$115
Income taxes paid	238	233
Noncash investing and financing activities:
Property, fixtures and equipment in accounts payable	$565	$411
Contingent consideration	—	1,361
Conversion of preferred stock	8,382	10,980
Accretion of preferred stock issuance costs	466	985

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Jamba, Inc., a Delaware corporation (the “Company”), and its wholly-owned subsidiary, Jamba Juice Company, is a healthy, active lifestyle brand with a global business driven by a portfolio of company-owned and franchised Jamba Juice® stores, innovative product platforms that utilize our JambaGO® and Jamba Smoothie Station™ formats, and Jamba-branded consumer packaged goods (“CPG”). As a leading “better-for-you,” specialty food and beverage brand, Jamba offers great tasting, whole fruit smoothies, fresh juices, hot oatmeal, breakfast wraps, bistro sandwiches and mini-wraps, Artisan Flatbreads, frozen yogurt, and a variety of baked goods and snacks in its restaurants. Jamba Juice Company has expanded the Jamba brand by direct selling of CPG products and licensing its trademarks.

As of October 1, 2013, there were 849 Jamba Juice stores globally, consisting of 287 Company-owned and operated stores (“Company Stores”), 517 franchise-operated stores (“Franchise Stores”) in the United States, and 45 Franchise Stores in international locations (“International Stores”).

Unaudited Interim Financial Information —The condensed consolidated balance sheet as of October 1, 2013, the condensed consolidated statements of income for each of the 13 and 39 week periods ended October 1, 2013 and for each of the 13 and 39 week periods ended October 2, 2012, respectively and the condensed statements of stockholders’ equity and cash flows for each of the 39 week periods ended October 1, 2013 and October 2, 2012 have been prepared by the Company, without audit, and have been prepared on the same basis as the Company’s audited consolidated financial statements. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position as of October 1, 2013, and the results of operations and cash flows for the 13 and 39 week periods ended October 1, 2013 and the 13 week and 39 week periods ended October 2, 2012. The condensed consolidated balance sheet as of January 1, 2013 has been derived from the Company’s audited consolidated financial statements. Operating results for the 13 and 39 week periods ended October 1, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.

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

Reverse Stock Split —Effective May 31, 2013, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation, as amended, and consummated a five-for-one reverse stock split (“Reverse Stock Split”) of its issued and outstanding common stock, $0.001 par value per share. The Reverse Stock Split and the Certificate of Amendment were approved by the Company’s stockholders at the Company’s Annual Meeting of Stockholders held on May 14, 2013 for stockholders of record as of the close of business on March 20, 2013.

On the effective date of the Reverse Stock Split, every five shares of the Company's issued and outstanding common stock were combined into one issued and outstanding share of the Company's common stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders who otherwise were entitled to receive a fractional share in connection with the Reverse Stock Split instead were eligible to receive a cash payment, which was not material in the aggregate, instead of shares. All share and per share information in the accompanying financial statements have been restated retroactively to reflect the stock split.

Advertising Fund —The Company participates with its franchisees in an advertising fund to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchise owners. Contributions to the advertising fund are required for Company Stores and traditional Franchise Stores, and are generally based on a percent of store sales. The Company has control of the advertising fund. The fund is consolidated and the Company reports all assets and liabilities of the fund that it consolidates.

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

Advertising fund assets of $1.1 million and $1.0 million were recorded in accounts receivable on the consolidated balance sheets as of October 1, 2013 and January 1, 2013, respectively. Advertising fund liabilities of $1.2 million and $0.5 million were recorded in accounts payable on the consolidated balance sheet as of October 1, 2013 and January 1, 2013, respectively.

Comprehensive Income —Comprehensive income is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments from owners and distributions to owners. Comprehensive income equals net income for all periods presented. The Company currently has no components of Comprehensive Income other than net income, therefore no separate statement of comprehensive income is presented.

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

Anti-dilutive shares have been excluded from the calculation of diluted weighted-average shares outstanding. Anti-dilutive shares of restricted stock awards, warrants and stock options of 1.5 million and 4.2 million have been excluded from the calculation of diluted weighted-average shares outstanding in the 13 week period ended October 1, 2013 and in the 13 week period ended October 2, 2012, respectively. Anti-dilutive shares of 2.0 million and 4.5 million have been excluded from the calculation of diluted weighted-average shares outstanding in the 39 week period ended October 1, 2013 and in the 39 week period ended October 2, 2012, respectively.

All shares of preferred stock were completely converted to shares of common stock as of June 14, 2013. For the 39 week period ended October 1, 2013 and the 13 week periods ended October 1, 2013 and October 2, 2012, the impact of the assumed conversion of preferred stock is anti-dilutive. For the 13 and 39 week periods ended October 1, 2013, the incremental shares from assumed exercise of restricted stock awards, warrants and stock options are dilutive. For the 13 and 39 week periods ended October 2, 2012, the incremental shares from assumed exercise of restricted stock awards, warrants and stock options are dilutive.

The number of incremental shares from the assumed exercise of restricted stock awards, warrants and options was calculated by applying the treasury stock method. Shares and per share data have been adjusted for all periods presented to the Reverse Stock Split effective May 31, 2013. A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations is as follows (in thousands, except shares):

	13 Week Period Ended	13 Week Period Ended	39 Week Period Ended	39 Week Period Ended
	October 1, 2013	October 2, 2012	October 1, 2013	October 2, 2012
Net income available to common stockholders (numerator for basic and diluted earnings per share)	$2,695	$2,981	$7,217	$5,136

Basic weighted-average shares outstanding	17,084,929	14,134,502	16,680,631	13,690,156
Incremental shares from assumed exercise of restricted stock awards, warrants and options	463,583	338,682	431,698	325,061
Diluted weighted-average shares outstanding	17,548,512	14,473,184	17,112,329	14,015,217

Fair Value Measurement — Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

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

2. TRADE CREDIT AGREEMENT

In 2012, the Company entered into a Trade Credit Agreement with a California advertising agency to provide product from the Company’s wholly owned subsidiary, Talbott Teas, Inc. (“Talbott”), in exchange for future advertising credits (“trade credits”). The trade credits will expire in November 2017. During the 13 and 39 week periods ended October 1, 2013, the Company exchanged Talbott product for trade credits of $0.0 million and $1.1 million, respectively. At October 1, 2013, trade credits of approximately $0.9 million are remaining and are included on the consolidated balance sheet in prepaid expenses and other current assets. These trade credits are charged to expense as they are used to purchase advertising services. The transaction was recorded at the fair value of the Talbott products provided to the advertising agency on the date of the transaction. During each of the 13 and 39 week periods ended October 2, 2012, the Company did not have trade credit agreements in place.

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

As of October 1, 2013, there are no shares of Series B Preferred outstanding, as all such shares were converted to common stock.

All shares of outstanding Series B Preferred Stock were converted into common stock prior to the commencement of the 13 week period ended October 1, 2013. During the 39 week period ended October 1, 2013, holders of 19,649 shares of outstanding Series B-1 Preferred Stock and 72,889 shares of outstanding Series B-2 Preferred Stock converted such stock into an aggregate of 1,457,780 shares of common stock at the conversion price of $5.75 per share (as adjusted for the Reverse Stock Split).

During the 13 and 39 week periods ended October 1, 2013, the Company paid cash dividends on the Series B Preferred Stock of $0.0 million and of $0.1 million, respectively. Accretion related to the Series B Preferred Stock for the 13 and 39 week periods ended October 1, 2013 was $0.0 million and $0.5 million, respectively, including the acceleration of accretion on converted shares. Accretion is fully amortized as of October 1, 2013.

During the 13 and 39 week periods ended October 2, 2012, holders converted 93,500 shares of outstanding Series B-1 Preferred Stock and 2,000 shares of outstanding Series B-2 Preferred Stock into an aggregate of 1,910,000 shares of common stock at the conversion price of $1.15 per share. During the 13 and 39 week periods, respectively, ended October 2, 2012, the Company paid cash dividends on the Series B Preferred Stock totaling $0.3 million and $1.1 million, respectively. Accretion related to the Series B Preferred Stock for the 13 and 39 week periods ended October 2, 2012 was $0.8 million and $1.0 million, respectively. Unamortized accretion as of October 2, 2012 was $0.5 million.

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

A summary of stock option activity under the Plans as of October 1, 2013, and changes during the 39 week period then ended is presented below. Shares and per share data have been adjusted for all periods presented to reflect the Reverse Stock Split:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(per share)	($ in thousands)
Options outstanding at January 1, 2013	1,250	$11.15	$4,507
Options granted	—	—
Options exercised	(78)	$6.53
Options cancelled	(28)	$19.22
Options outstanding at October 1, 2013	1,144	$11.19	$6,273

Options vested or expected to vest at October 1, 2013	1,127	$11.21	$6,210

Options exercisable at October 1, 2013	912	$11.60	$5,380

No stock options were granted during the 13 and 39 week periods ended October 1, 2013. The estimated fair value per share of stock options granted during the 13 and 39 week periods ended October 2, 2012, was $7.80 and $6.75, respectively.

Information regarding activity for outstanding restricted stock units (“RSUs”) granted as of October 1, 2013 is as follows (shares in thousands):

	Number of shares of RSUs	Weighted- Average Grant Date Fair Value (per share)

RSUs outstanding as of January 1, 2013	115	$15.16
RSUs granted	172	$11.00
RSUs forfeited (canceled)	(11)	$13.25
RSU vested	(55)	$13.63

RSUs outstanding as of October 1, 2013	221	$12.41

Information regarding activity for outstanding performance stock units (“PSUs”) granted as of October 1, 2013 is as follows (shares in thousands):

	Number of shares of PSUs	Weighted- Average Grant Date Fair Value (per share)

PSUs outstanding as of January 1, 2013	68	$12.70
PSUs granted	84	$13.49
PSUs forfeited (canceled)	(3)	$13.18
PSUs vested	(23)	$12.88

PSUs outstanding as of October 1, 2013	126	$13.18

The PSUs granted in fiscal 2012  had performance criteria that required the Company to achieve predetermined EBITDA targets for the second half of fiscal 2012 and the first half of fiscal 2013. The Company records expenses related to these PSUs, with internal performance criteria, when it is probable that the performance criteria will be met. The Company recorded compensation expense of $0.2 million during the 39 week period ended October 1, 2013 relating to the criteria for the first half of fiscal 2013. On August 8, 2013, the Company granted 84,000 PSUs to Vice Presidents and above. The PSUs will vest based on the Company’s total shareholder return relative to selected peer companies over a three-year period. The Company records expenses related to these PSUs with criteria based on market performance by recognizing grant date fair value over the service period.

Share-based compensation expense, which is included in general and administrative expense, was $0.6 million and $0.7 million for the 13 week periods ended October 1, 2013 and October 2, 2012, respectively. Share-based compensation expense was $1.8 million and $1.4 million for the 39 week periods ended October 1, 2013 and October 2, 2012, respectively. At October 1, 2013, non-vested share-based compensation for stock options and restricted stock awards, net of forfeitures totaled $3.5 million. This expense will be recognized over the remaining weighted average vesting period of approximately two years. There was no income tax benefit related to share-based compensation expense during the 13 and 39 week periods ended October 1, 2013 and for the 13 and 39 week periods ended October 2, 2012.

5. FAIR VALUE MEASUREMENT

The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of October 1, 2013 and January 1, 2013 by level within the fair value hierarchy (in thousands):

October 1, 2013	Level 1	Level 2	Level 3

Liabilities:
Contingent consideration (1)	$—	$—	$798

January 1, 2013
Assets:
Cash invested in money market fund (2)	$205	$—	$—

Liabilities:
Contingent consideration (3)	$—	$—	$1,304

(1)	$0.8 million included in other long-term liabilities on the consolidated balance sheet at October 1, 2013.
(2)	$0.2 million included in restricted cash on the consolidated balance sheet at January 1, 2013.
(3)	$0.9 million included in other long-term liabilities and $0.4 million included in other current liabilities on the consolidated balance sheet at January 1, 2013.

For assets that are measured using quoted prices in active markets, fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs.

The following table presents our assets that were accounted for at fair value on a non-recurring basis and remaining on our condensed consolidated balance sheets as of October 1, 2013 and January 1, 2013. Total losses include losses recognized from all non-recurring fair value measurements for the 13 and 39 week periods ended October 1, 2013 and October 2, 2012 (in thousands):

	Level 1	Level 2	Level 3
October 1, 2013
Assets:
Long-lived assets (1)	—	—	$351

Total losses recognized for all non-recurring fair value measures for the 13 week period ended October 1, 2013	—	—	$217

Total losses recognized for all non-recurring fair value measures for the 39 week period ended October 1, 2013	—	—	$491

January 1, 2013
Assets:
Long-lived assets (1)	—	—	$400

October 2, 2012
Total losses recognized for all non-recurring fair value measures for the 13 week period ended October 2, 2012	—	—	$75

Total losses recognized for all non-recurring fair value measures for the 39 week period ended October 2, 2012	—	—	$637

(1)
Represents the carrying value of long-lived assets against which there was an impairment charge as of October 1, 2013, and January 1, 2013. Included in property, fixtures and equipment, net on the consolidated balance sheet.

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

6. CREDIT AGREEMENT

On February 14, 2012, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association (the “Lender”) which, as amended on November 1, 2012 and July 22, 2013 (as amended, the “Credit Agreement”), makes available to the Company a revolving line of credit in the amount of $15.0 million. The outstanding balance under the amended credit facility bears interest at a LIBOR Market Index Rate based upon the rate for one month U.S. dollar deposits, plus 2.50% per annum. Under the terms of the Credit Agreement, the Company is required to maintain maximum consolidated leverage ratios, minimum levels of tangible net worth and a minimum fixed charge coverage ratio. The Credit Agreement terminates July 22, 2016 or may be terminated earlier by the Company or by the Lender. This credit facility is subject to customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions and dispositions of assets. The credit facility is evidenced by a revolving note made by the Company in favor of the Lender, is guaranteed by the Company and is secured by substantially all of its assets including the assets of its subsidiaries and a pledge of stock of its subsidiaries. In addition, the Credit Agreement replaced restricted cash requirements established in prior periods, as the line of credit also collateralizes the Company’s outstanding letters of credit of $0.9 million as of October 1, 2013.

During the 13 week period ended October 1, 2013, there were no borrowings under the Credit Agreement. To acquire the credit facility, the Company incurred upfront fees which are being amortized over the term of the Credit Agreement. As of October 1, 2013 and January 1, 2013, the unamortized commitment fee amount was not material and is recorded in prepaid expenses and other current assets on the consolidated balance sheet. As of October 1, 2013, the Company was not in compliance with the financial covenant relating to the consolidated fixed charge coverage ratio, and as of that date was granted a waiver, under the Third Amendment to the Credit Agreement and Limited Waiver, dated November 4, 2013.  Under this agreement, the terms of the debt covenant were modified and the Company expects to be compliant with all covenants under the Credit Agreement in future periods.  The unused borrowing capacity under the agreement on October 1, 2013, was $14.1 million.

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

The Company’s effective tax rate for the 13 and 39 week periods ended October 1, 2013 were 17.6% and 7.8%, respectively. The effective tax rates were affected by pretax income or loss, a change in the valuation allowance related to deductible temporary differences originating during the current year, the alternative minimum taxes and foreign withholding taxes. It was also affected by a reduction of the federal income tax liability related to the net operating loss deduction for alternative minimum tax purposes.

The Company’s effective tax rate for the 13 and 39 week periods ended October 2, 2012 were 9.4% and 8.2%, respectively. The effective tax rates were affected by pretax income or loss, a change in the valuation allowance related to deductible temporary differences originating during the current year, the alternative minimum taxes and foreign withholding taxes.

As of October 1, 2013, there have been no material changes to the Company’s uncertain tax positions disclosure as provided in Note 13 in the Notes to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended January 1, 2013.

8. OTHER OPERATING, NET

For the 13 and 39 week periods ended October 1, 2013 and October 2, 2012, the components of other operating, net were as follows (in thousands):

	13 Week Period Ended October 1, 2013	13 Week Period Ended October 2, 2012	39 Week Period Ended October 1, 2013	39 Week Period Ended October 2, 2012
Gift card breakage	$(510)	$(545)	$(1,972)	$(2,075)
Gift card expense	175	207	604	705
Franchise expense	40	130	837	453
CPG and JambaGO direct expense	847	63	1,666	216
(Gain) Loss on disposal of fixed assets	(1,248)	239	(1,871)	521
Store pre-openings and closures	374	204	821	704
Settlements and other	38	49	167	55

	$(284)	$347	$252	$579

9. LEASE COMMITMENTS

The Company leases its office, retail stores, and some equipment under operating leases, with terms expiring through 2023. Most store leases have an initial term of 10 years, with renewal options of up to 10 years and provide for payment of common area operating expenses and real estate taxes.  When the Company refranchises Company Stores, usually the franchisees become sublessees and the Company continues to be obligated under the existing lease agreements for the remainder of the lease terms.

The aggregate future minimum noncancelable lease payments and minimum rentals to be received from sublessees as of October 1, 2013, were as follows (in thousands):

Fiscal Year Ending:	Minimum lease payments	Minimum rentals to be received

2013	$7,799	$2,151
2014	29,276	7,582
2015	23,178	5,783
2016	18,326	4,806
2017	13,990	3,502
Thereafter	23,360	4,005

Total	$115,929	$27,829

10. OTHER COMMITMENTS AND CONTINGENCIES

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

JAMBA, INC. OVERVIEW

Jamba, Inc., a Delaware corporation (the “Company”), and its wholly-owned subsidiary, Jamba Juice Company, is a healthy, active lifestyle brand with a global business driven by a portfolio of company-owned and franchised Jamba Juice® stores, innovative product platforms that utilize our JambaGO® and Jamba Smoothie Station™ formats, and Jamba-branded consumer packaged goods (“CPG”). As a leading “better-for-you,” specialty food and beverage brand, Jamba offers great tasting, whole fruit smoothies, fresh-squeezed juices, hot oatmeal, breakfast wraps, bistro sandwiches and mini-wraps, Artisan Flatbreads, frozen yogurt, and a variety of baked goods and snacks in our restaurants. Jamba Juice Company has expanded the Jamba brand by direct selling of CPG products and licensing its trademarks.

EXECUTIVE OVERVIEW

Key Overall Strategies

Jamba’s strategic priorities were established in order to support our objective to accelerate growth and develop Jamba as a global healthy, active lifestyle brand, offering consumers compelling and differentiated products and experiences at Jamba Juice stores and through other retail distribution channels.

During 2013, we continue to focus our resources on a broad-ranging set of actions and initiatives designed to drive transformative growth through multi-channel brand building, product and menu innovation, new and improved store format and design, and by leveraging unique partnerships. Our BLEND Plan continues to provide the blueprint for growing our global footprint and expanding our business model. Our key strategic priorities as described in our BLEND Plan 3.0 include:

•	Brand Building and Total Innovation

•	Lifestyle Engagement

•	Expand Growth Initiatives

•	New Products, Partners, Channels and Markets

•	Drive Enterprise Efficiencies

2013 Third Quarter Financial Highlights

•	Net income was $2.7 million for the 13 weeks ended October 1, 2013 compared to $4.1 million for the 13 weeks ended October 2, 2012.

•	Diluted earnings per share was $0.15 for the 13 weeks ended October 1, 2013, compared to $0.21 per share for the 13 weeks ended October 2, 2012.

•	Company Store comparable sales decreased 5.5% for the 13 weeks ended October 1, 2013.

•
Franchise Stores comparable sales decreased 1.3% for the 13 weeks ended October 1, 2013 and System-wide comparable store sales decreased by 3.4% for the 13 weeks ended October 1, 2013. Franchise Stores and System-wide comparable store sales are non-GAAP financial measures representing the change in year-over-year sales for all Company Stores and Franchise Stores (system-wide) and for all Franchise Stores, respectively, opened for at least one full fiscal year.

14

•
Total revenue was $61.4 million for the 13 weeks ended October 1, 2013, compared to $65.5 million for the 13 weeks ended October 2, 2012. The change in total revenue was primarily due to the decrease in comparable store sales partially offset by the increase in franchise and other revenue.

•
Income from operations was $3.3 million for the 13 weeks ended October 1, 2013, primarily reflecting Company Store comparable sales decrease net of increased franchise revenue and expanding JambaGO sales. Operating margin was 5.4% for the 13 weeks ended October 1, 2013 compared to 6.9% for the prior year period.

•	General and administrative expenses decreased 13.3% to $8.4 million for the 13 weeks ended October 1, 2013, compared to $9.7 million for the 13 weeks ended October 2, 2012.

•
Franchisees opened 29 new Jamba Juice stores, globally; 26 new Franchise Stores, which include 12 smoothie stations, in the United States and three new International Stores during the 13 weeks ended October 1, 2013.

2013 Third Quarter Business Highlights

Brand Building, Total Innovation and Lifestyle Engagement

We focus on building total brand value through multi-channel marketing and total innovation initiatives, including consumer loyalty and engaging marketing programs and partnerships. We address consumer health and wellness needs by offering specialty beverages and new product platforms that will meet consumer needs across all day-parts.

We continue to seek ways to become more relevant to the consumer through product introductions like our whole food blended-premium fresh-squeezed juice, which utilizes fresh vegetables and fruits and is hand-crafted for the consumer. As of October 1, 2013, the fresh-squeezed juice platform was offered at 53 store locations in California. We will continue the expansion of this platform into 2014 with an additional 100 to 200 locations planned.

Jamba and the Quaker® Oats Company, a subsidiary of PepsiCo, Inc., and leader in whole grain oat based products, entered into a strategic product development alliance during the quarter. The partnership officially launched a first-of-its-kind, easy-to-blend version of the whole grain Quaker Oats, which was added to the roster of Boosts™ available in our stores nationwide. This new Quaker-branded boost delivers at least 16 grams, or one full serving, of whole grains.

We also introduced a new Whole Food Boosts™ platform allowing customers to add natural, whole foods to their favorite smoothies. The new, natural whole food boosts are nutrient-dense whole foods and are a source of protein, omega-3s and fiber. Our new Whole Food Boosts platform includes the Greek Yogurt Boost™ and the Chia Seeds Boost™. For the fall holidays we have reintroduced the Pumpkin Smash® smoothie which is blended with real pumpkin and seasoned with cinnamon and nutmeg. The Pumpkin Smash smoothie is a rich and natural source of beta-carotene, which the body converts to vitamin A.

During the quarter, we entered into a multi-year partnership with GENYOUth Foundation, a nonprofit organization dedicated to nurturing child health and wellness through improved nutrition and physical activity. We will combine forces to support students across the United States by working with schools, community groups and other national organizations to design programs and initiatives, which facilitate better dietary and physical activity. We plan to achieve our goals through events such as regional Town Halls in San Francisco and St. Louis and by supporting GENYOUth’s entrepreneurial pitch and invest program, AdVenture Capital, which awards grants to students and gives them the opportunity to make changes in their schools.

Our strong concern for people and the planet has driven us to continually seek to improve our environmental footprint across all areas of our business. After several years of research, we began implementing the solution that would allow us to move away from the Styrofoam cup during the quarter. Our innovative paper cup allows us to continue offering a quality product to our consumers and we expect to complete the transition away from the Styrofoam cup by the end of fiscal year 2013.

On November 5, 2013, we launched a joint promotion with Isis, the mobile commerce joint venture created by AT&T Mobility, T-Mobile US Inc. and Verizon Wireless, where Isis purchases up to one million smoothies or juices for their consumers who utilize their tap to pay Mobile Wallet™ technology.  The Isis Mobile Wallet leverages the near field communication technology used in smartphones produced by the partners of Isis.

Expand Growth Initiatives, New Products, Partners, Channels and Markets

Our growth initiatives encompass the multiple portfolio opportunities we have to expand our restaurant business on a global basis, including traditional and non-traditional stores, smaller footprint smoothie stations and the JambaGO format. We believe these opportunities are positioning us for growth in market share, to reduce capital outlays, provide better overall margins, allow us to open more locations at an accelerated rate, increase our brand presence to support other Company initiatives such as consumer products licensing and direct selling, and increase customer frequency.

As of October 1, 2013, we had 849 Jamba Juice stores globally, represented by 287 Company Stores and 517 Franchise Stores in the United States including 33 smoothie stations, and 45 International Stores. The system is comprised of approximately 66% Domestic and International Store locations and 34% Company Store locations. During the 39 week period ended October 1, 2013, 43 Franchise Stores and 12 International stores were opened. We expect to open 60 to 80 stores and smoothie stations by the end of fiscal 2013, globally, primarily through franchisees. The actual number of openings may differ from our expectations due to various factors, including franchisee access to capital and economic conditions.

Global Development

In the U.S. during the 13 week period ended October 1, 2013, franchisees developed and opened 26 new Franchise Stores, of which five were traditional, nine were non-traditional stores and 12 were smoothie stations. Also, our franchise partner in Las Vegas opened the first Jamba Juice drive thru store location during the quarter.

During the quarter, we completed the refresh of approximately 29 store locations, to include the Whole Food Blending-Premium Juice offering and a contemporary re-imaging of each location. We expect to refresh an additional 100 to 200 locations during 2014. We sold seven Company Store locations to new and existing franchise partners during the quarter, as part of the California Development Initiative, including the development of 12 new Franchise Stores.

 Our international franchise partners opened three stores during the quarter. We currently have international master agreements with partners in South Korea, the Philippines, Canada and Mexico. We continue to engage in discussions with other potential partners about expansion into international markets.

New Ventures

In order to more efficiently manage and monitor our performance in recently created or acquired businesses, we have organized JambaGO and CPG, including Talbott Teas under a New Ventures management team. Subsequent to October 1, 2013, our JambaGO concept was launched in over 1,000 retail locations across the nation, bringing the total to 1800. We also continued expansion of our JambaGO concept in K-12 schools, convenience stores and other similar locations during the quarter.

We continue to develop new partnerships to extend the Jamba brand into relevant categories. During the quarter, we expanded distribution of our CPG direct sell businesses to new channels further expanding accessibility of the brand. Jamba-branded products continue to have a presence in all 50 states. We also continue to evaluate and meet with potential licensees about new product categories that leverage our core brand strength.

Drive Enterprise Efficiencies

We launched a major cost improvement and productivity program during the quarter which is expected to yield savings of 100 to 200 basis points in operating margin once fully operationalized. We are partnering with a leading global consulting firm and expect to realize the savings in 2014 and beyond. The program is primarily focused on driving down costs in our supply chain and will enhance the work already done to help to mitigate the effect of commodity price increases. We also continue to focus attention on techniques to refine our labor deployment and service tools to ensure efficient service to our customers.  We continue to increase our digital activities, which contribute to improved speed of service. The launch of Isis Mobile Wallet in a joint promotion with Isis provides another opportunity to further improve speed of service in our stores.

During the 13 week period ended October 1, 2013, operating margin decreased by 150 basis points or $1.2 million to $3.3 million, due to the decrease in Company Store comparable sales; partially offset by growth in our JambaGO model due to the expansion in the number of JambaGO units at Target food courts. We believe that the macroeconomic environment, increased competition, the impact of promotional campaigns and cooler than expected weather in some key markets contributed significantly to the decline in consumer spending in Jamba stores.

RESULTS OF OPERATIONS — 13 WEEK PERIOD ENDED OCTOBER 1, 2013 AS COMPARED TO 13 WEEK PERIOD ENDED OCTOBER 2, 2012 (UNAUDITED)

	13 Week Period Ended		13 Week Period Ended
(In thousands)	October 1, 2013	% (1)	October 2, 2012	% (1)
Revenue:
Company Stores	$57,092	93.0%	$61,795	94.4%
Franchise and other revenue	4,269	7.0%	3,687	5.6%
Total revenue	61,361	100.0%	65,482	100.0%
Costs and operating expenses:
Cost of sales	14,592	25.6%	14,918	24.1%
Labor	15,862	27.8%	16,457	26.6%
Occupancy	7,405	13.0%	7,353	11.9%
Store operating	9,060	15.9%	9,328	15.1%
Depreciation and amortization	2,808	4.6%	2,793	4.3%
General and administrative	8,377	13.7%	9,663	14.8%
Impairment of long-lived assets	217	0.4%	75	0.1%
Other operating, net	(284)	(0.5)%	347	0.5%
Total costs and operating expenses	58,037	94.6%	60,934	93.1%
Income from operations	3,324	5.4%	4,548	6.9%
Other income (expense), net:
Interest income	1	0.0%	21	0.0%
Interest expense	(54)	(0.1)%	(52)	0.0%
Total other expense, net	(53)	(0.1)%	(31)	0.0%
Income before income taxes	3,271	5.3%	4,517	6.9%
Income tax expense	(576)	(0.9)%	(413)	(0.6)%
Net income	2,695	4.4%	4,104	6.3%
Preferred stock dividends and deemed dividends	—	0.0%	(1,123)	(1.7)%
Net income available to common stockholders	$2,695	4.4%	$2,981	4.6%

(1)	Cost of sales, labor, occupancy and store operating percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue.

Revenue
(in 000’s)

	13 Week Period Ended October 1, 2013	% of Total Revenue	13 Week Period Ended October 2, 2012	% of Total Revenue
Revenue:
Company stores	$57,092	93.0%	$61,795	94.4%
Franchise and other revenue	4,269	7.0%	3,687	5.6%
Total revenue	$61,361	100.0%	$65,482	100.0%

Total revenue is comprised of revenue from Company Stores, royalties and fees from Franchise Stores and International Stores, and revenue from CPG licensing and direct selling.

Total revenue for the 13 week period ended October 1, 2013 was $61.4 million, a decrease of $4.1 million or 6.3%, compared to $65.5 million for the 13 week period ended October 2, 2012.

Company Store revenue

Company Store revenue for the 13 week period ended October 1, 2013 was $57.1 million, a decrease of $4.7 million, or 7.6%, compared to Company Store revenue of $61.8 million for the 13 week period ended October 2, 2012. The decrease was primarily due to Company Store comparable sales decline as illustrated by the following table:

Company Store Increase in Revenue (in 000’s)
Third quarter 2013 vs. Third quarter 2012

Company Store comparable sales decrease	$(3,300)
Reduction in the number of Company Stores, net	(1,403)

Total change in Company Store revenue	$(4,703)

Company Store comparable sales decreased by $3.3 million for the 13 week period ended October 1, 2013, or 5.5%, and was primarily attributable to a decrease in transaction count of 8.8%, partially offset by an increase of 3.3% in average check, as compared to the same period in the prior year. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least a full fiscal year. As of October 1, 2013, approximately 99% of our Company Stores had been open for at least one full fiscal year.

Franchise and other revenue

Franchise and other revenue for the 13 week period ended October 1, 2013 was $4.3 million, an increase of $0.6 million, or 15.8% compared to franchise and other revenue of $3.7 million for the 13 week period ended October 2, 2012 primarily due to the net increase in the number of Franchise and International Stores (approximately $0.4 million) and the revenue generated by JambaGO and CPG (approximately $0.2 million).

The number of Franchise Stores and International Stores as of October 1, 2013 and October 2, 2012 was 562 and 487, respectively.

Cost of sales

Cost of sales is mostly comprised of fruit, dairy, and other products used to make smoothies and juices, paper products, costs related to managing our procurement program and vendor rebates. As a percentage of Company Store revenue, cost of sales increased to 25.6% for the 13 week period ended October 1, 2013, compared to 24.1% for the 13 week period ended October 2, 2012. The increase of cost of sales as a percentage of Company Store revenue was primarily due to a reduction in price points resulting from promotional tactics (approximately 0.8%) and increases in commodity costs (approximately 0.6%). Cost of sales for the 13 week period ended October 1, 2013 was $14.6 million compared to $14.9 million for the 13 week period ended October 2, 2012.

Labor

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. As a percentage of Company Store revenue, labor costs increased to 27.8% for the 13 week period ended October 1, 2013, compared to 26.6% for the 13 week period ended October 2, 2012. The 1.2% increase of labor costs as a percentage of Company Store revenue was primarily due to deleveraging created from lower sales volumes (approximately 0.9%) while managing the business with value promotions deployed during the quarter (approximately 0.2%). Labor costs for the 13 week period ended October 1, 2013 were $15.9 million, a decrease of $0.6 million, or 3.6%, compared to $16.5 million for the 13 week period ended October 2, 2012.

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes, licenses and property insurance for all Company Store locations. As a percentage of Company Store revenue, occupancy costs increased to 13.0% for the 13 week period ended October 1, 2013, compared to 11.9% for the 13 week period ended October 2, 2012. The 1.1% increase of occupancy costs as a percentage of Company Store revenue was primarily due to deleveraging created from lower sales volumes (approximately 0.5%) and an increase in the variable portion of occupancy (approximately 0.6%). Occupancy costs for both the 13 week periods ended October 1, 2013 and October 2, 2012 were flat at $7.4 million.

Store operating

Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses. As a percentage of Company Store revenue, total store operating expenses increased to 15.9% for the 13 week period ended October 1, 2013, compared to 15.1% for the 13 week period ended October 2, 2012. The increase in total store operating expenses as a percentage of Company Store revenue was primarily due to an increase in utilities (approximately 0.4%) and deleveraging as a result of lower sales (approximately 0.2%). Total store operating expenses for the 13 week period ended October 1, 2013 were $9.1 million, a decrease of $0.3 million, or 2.9%, compared to $9.3 million for the 13 week period ended October 2, 2012.

Depreciation and amortization

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. As a percentage of total revenue, depreciation and amortization increased to 4.6% for the 13 week period ended October 1, 2013, compared to 4.3% for the 13 week period ended October 2, 2012. The increase in depreciation and amortization as a percentage of total revenue was primarily due to the impact of deleveraging as a result of the decrease in Company Store comparable sales (approximately 0.2%). Depreciation and amortization for the 13 week period ended October 1, 2013 was $2.8 million, remaining flat with the 13 week period ended October 2, 2012.

General and administrative

General and administrative (“G&A”) expenses include costs associated with our corporate headquarters in Emeryville, CA, field supervision, bonuses, outside and contract services, accounting and legal fees, travel and travel-related expenses, share-based compensation and other. As a percentage of total revenue, total G&A expenses decreased to 13.7% for the 13 week period ended October 1, 2013 compared to 14.8% for the 13 week period ended October 2, 2012. Total G&A expenses for the 13 week period ended October 1, 2013 were $8.4 million, a decrease of $1.3 million, or 13.3%, compared to $9.7 million for the 13 week period ended October 2, 2012. The decrease of total G&A expenses was primarily due to reduced store manager bonuses (approximately $0.1 million), reduced legal and contract services ($0.2 million), reduction in travel expense (approximately $0.2 million), reduced growth initiative expenses (approximately $0.5 million) and a reduction in share-based compensation (approximately $0.1 million).

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

Impairment charge for long-lived assets for the 13 week period ended October 1, 2013 was $0.2 million compared to $0.1 million for the 13 week period ended October 2, 2012.

Other operating, net

Other operating, net consists primarily of gain or loss on disposals, income from jambacard breakage, store lease termination and closure costs, pre-opening costs and expenses related to franchise and consumer packaged goods activities. For the 13 week period ended October 1, 2013, other operating, net was income of $0.3 million, compared to expense of $0.3 million for the 13 week period ended October 2, 2012. The decrease in expense of $0.6 million was primarily due to an increase in the gain on disposal of fixed assets resulting from refranchising of selected Company Stores (approximately $1.5 million), partially offset by increased expense related to consumer packaged goods activities (approximately $0.8 million).

Income tax expense

We recorded income tax expense of $0.6 million, or 17.6% for the 13 week period ended October 1, 2013. This is due to the pretax income, a full valuation allowance related to deductible temporary differences originating during the current year, the alternative minimum taxes and foreign withholding taxes. It is also due to a reduction of the federal income tax liability related to the net operating loss deduction for alternative minimum tax purposes.

We recorded income tax expense of $0.4 million, or 9.4% for the 13 week period ended October 2, 2012. Our prior year tax rate was also due to the pretax income, a full valuation allowance related to deductible temporary differences originating during the current year, the alternative minimum taxes and foreign withholding taxes.

RESULTS OF OPERATIONS — 39 WEEK PERIOD ENDED OCTOBER 1, 2013 AS COMPARED TO 39 WEEK PERIOD ENDED OCTOBER 2, 2012 (UNAUDITED)

	39 Week Period Ended		39 Week Period Ended
(In thousands)	October 1, 2013	% (1)	October 2, 2012	% (1)
Revenue:
Company Stores	$171,030	93.1%	$174,350	94.5%
Franchise and other revenue	12,654	6.9%	10,223	5.5%
Total revenue	183,684	100.0%	184,573	100.0%
Costs and operating expenses:
Cost of sales	41,854	24.5%	40,504	23.2%
Labor	48,466	28.3%	49,013	28.1%
Occupancy	22,100	12.9%	22,097	12.7%
Store operating	25,740	15.0%	26,158	15.0%
Depreciation and amortization	8,348	4.5%	8,528	4.6%
General and administrative	27,767	15.1%	29,125	15.8%
Impairment of long-lived assets	491	0.3%	637	0.3%
Other operating, net	252	0.1%	579	0.3%
Total costs and operating expenses	175,018	95.3%	176,641	95.7%
Income from operations	8,666	4.7%	7,932	4.3%
Other income (expense), net:
Interest income	1	0.0%	61	0.0%
Interest expense	(191)	(0.1)%	(147)	(0.1)%
Total other expense, net	(190)	(0.1)%	(86)	(0.1)%
Income before income taxes	8,476	4.6%	7,846	4.2%
Income tax expense	(671)	(0.4)%	(634)	(0.3)%
Net income	7,805	4.2%	7,212	3.9%
Preferred stock dividends and deemed dividends	(588)	(0.3)%	(2,076)	(1.1)%
Net income available to common stockholders	$7,217	3.9%	$5,136	2.8%

(1)	Cost of sales, labor, occupancy and store operating percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue.

Revenue
(in 000’s)

	39 Week Period Ended October 1, 2013	% of Total Revenue	39 Week Period Ended October 2, 2012	% of Total Revenue
Revenue:
Company stores	$171,030	93.1%	$174,350	94.5%
Franchise and other revenue	12,654	6.9%	10,223	5.5%

Total revenue	$183,684	100.0%	$184,573	100.0%

Total revenue for the 39 week period ended October 1, 2013 was $183.7 million, a decrease of $0.9 million or 0.5% compared to $184.6 million for the 39 week period ended October 2, 2012.

Company Store revenue

Company Store revenue for the 39 week period ended October 1, 2013 was $171.0 million, a decrease of $3.3 million or 1.9% compared to $174.4 million for the prior year period. The decrease in Company Store revenue was due primarily to a net reduction in Company Stores due to our refranchising strategy and Company Store comparable sales decline, as illustrated by the following table:

Company Store Decrease in Revenue (in 000’s)
Year-to-date Q3 2013 vs. Year-to-date Q3 2012

Reduction in number of Company Stores, net	$(3,093)
Company Store comparable sales decrease	(227)

Total change in Company Store revenue	$(3,320)

Company Store comparable sales decreased $0.2 million for the 39 week period ended October 1, 2013, or 0.1%, attributable to a decrease of 2.1% in transaction count, partially offset by an increase of 2.0% in average check. Company Store comparable sales represent the change in year-over-year sales for all Company Stores opened for at least one full fiscal year. As of October 1, 2013, approximately 99% of our Company Stores had been open for at least one full fiscal year. The percentage change in Company Store comparable sales compares the sales of Company Stores during a 39 week period in 2013 to the sales from the same Company Stores for the equivalent 39 week period in the prior year.

Franchise and other revenue

Franchise and other revenue for the 39 week period ended October 1, 2013 was $12.7 million, an increase of $2.4 million, or 23.8% compared to franchise and other revenue of $10.2 million for the 39 week period ended October 2, 2012 primarily due to the net increase in the number of Franchise and International Stores (approximately $0.9 million) and revenue generated by JambaGO and CPG (approximately $1.6 million).

Cost of sales

Cost of sales is mostly comprised of fruit, dairy, and other products used to make smoothies and juices, paper products, costs related to managing our procurement program and vendor rebates. As a percentage of Company Store revenue, cost of sales increased to 24.5% for the 39 week period ended October 1, 2013 compared to 23.2% for the 39 week period ended October 2, 2012. The increase of cost of sales as a percentage of Company Store revenue was primarily due to a reduction in price points resulting from promotional tactics (approximately 0.8%) and increases in commodity costs (approximately 0.5%). Cost of sales for the 39 week period ended October 1, 2013 was $41.9 million, an increase of $1.4 million, or 3.3%, compared to $40.5 million for the 39 week period ended October 2, 2012. Our refranchising strategy has resulted in a decrease in the number of Company Stores and the related costs and expenses for sales associated with these refranchised Company Stores.

Labor

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. As a percentage of Company Store revenue, labor costs increased to 28.3% for the 39 week period ended October 1, 2013, compared to 28.1% for the 39 week period ended October 2, 2012. The increase of labor costs as a percentage of Company Store revenue was primarily due to promotional marketing campaigns (approximately 0.9%) necessitating labor with lower sales dollars per unit sold, partially offset by labor efficiencies (approximately 0.4%). Labor costs for the 39 week period ended October 1, 2013 was $48.5 million a decrease of $0.5 million or 1.1%, compared to $49.0 million for the 39 week period ended October 2, 2012. Our refranchising strategy has resulted in a decrease in the number of Company Stores and the related labor costs and expenses to operate, manage, and support these refranchised Company Stores, which was partially offset by the increased labor costs to support the increased sales.

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes, licenses and property insurance for all Company Store locations. As a percentage of Company Store revenue, occupancy costs increased to 12.9% for the 39 week period ended October 1, 2013, compared to 12.7% for the 39 week period ended October 2, 2012. Occupancy costs for the 39 week period ended October 1, 2013 were $22.1 million, flat compared to the 39 week period ended October 2, 2012. Our refranchising strategy has resulted in a decrease in the number of Company Stores and the related occupancy costs and expenses to operate, manage, and support these refranchised Company Stores, which was partially offset by increased occupancy costs to support the increased sales and increased common area maintenance charges.

Store operating

Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses. As a percentage of Company Store revenue, total store operating expenses for the 39 week period ended October 1, 2013 were 15.0%, flat, compared to the 39 week period ended October 2, 2012 primarily due to the increase in marketing expense (approximately 0.2%) and utilities expense (approximately 0.1%) offset by leverage gained on contract services (approximately 0.3%). Total store operating expenses for the 39 week period ended October 1, 2013 were $25.7 million, a decrease of $0.4 million, or 1.6%, compared to $26.2 million for the 39 week period ended October 2, 2012. Our refranchising strategy resulted in a decrease in the number of Company Stores and the related costs and expenses to operate, manage, and support these refranchised Company Stores, which is partially offset by the increased store operating costs to support the increased sales.

Depreciation and amortization

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. As a percentage of total revenue, depreciation and amortization decreased to 4.5% for the 39 week period ended October 1, 2013, compared to 4.6% for the 39 week period ended October 2, 2012. The decrease in depreciation and amortization as a percentage of total revenue was primarily due to the leverage gained from non-Company Store revenue (approximately 0.1%). Depreciation and amortization for the 39 week period ended October 1, 2013 was $8.3 million, a decrease of $0.2 million, or 2.1%, compared to $8.5 million for the 39 week period ended October 2, 2012. Our refranchising strategy resulted in a decrease in the number of Company Stores and related assets, resulting in a reduction in the carrying value of Company Store fixed assets.

General and administrative

General and administrative (“G&A”) expenses include costs associated with our corporate headquarters in Emeryville, CA, field supervision, bonuses, outside and contract services, accounting and legal fees, travel and travel-related expenses, share-based compensation and other. As a percentage of total revenue, total G&A expenses decreased to 15.1% for the 39 week period ended October 1, 2013 compared to 15.8% for the 39 week period ended October 2, 2012. Total G&A expenses for the 39 week period ended October 1, 2013 were $27.8 million, a decrease of $1.3 million or 4.7%, compared to $29.1 million for the 39 week period ended October 2, 2012. The decrease of total G&A expenses was primarily due to reduced semi-annual performance related incentives (approximately $1.1 million), reduction in travel expense (approximately $0.1 million) and reduced growth initiative expenses (approximately $0.1 million), partially offset by an increase in share-based compensation (approximately $0.3 million).

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

Impairment of long-lived assets for the 39 week period ended October 1, 2013 was $0.5 million, a decrease of $0.1 million, or 22.9%, compared to $0.6 million for the 39 week period ended October 2, 2012. The decrease of impairment charge for long-lived assets was primarily due to fewer underperforming stores for which an impairment charge had not been previously recorded, compared to the prior year period.

Other operating, net

Other operating, net consists primarily of gain or loss on disposals, income from jambacard breakage, store lease termination, and closure costs, pre-opening costs and expenses related to franchise and consumer packaged goods activities. For the 39 week period ended October 1, 2013, other operating, net was $0.3 million of expense, compared to expense of $0.6 million for the 39 week period ended October 2, 2012. The decrease in expense of $0.3 million was primarily due to a gain on disposal of fixed assets from refranchising (approximately $2.4 million); partially offset by an increase in expense related to consumer packaged goods activities (approximately $1.5 million), an increase in store pre-openings (approximately $0.1 million) and franchise activities (approximately $0.4 million).

Income tax expense

We have recorded a tax expense of $0.7 million, or 7.8% for the 39 week period ended October 1, 2013. The effective tax expense was primarily due to the pretax income, a full valuation allowance related to deductible temporary differences originating during the current year, the alternative minimum taxes and foreign withholding taxes. It is also due to a reduction of the federal income tax liability related to the net operating loss deduction for alternative minimum tax purposes.

We have recorded a tax expense of $0.6 million, or 8.2% for the 39 week period ended October 2, 2012. The effective tax expense was primarily due to the pretax income, a full valuation allowance related to deductible temporary differences originating during the current year, the alternative minimum taxes and foreign withholding taxes

KEY FINANCIAL METRICS AND NON-GAAP MEASURES

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

The following table sets forth operating data that do not otherwise appear in our consolidated financial statements as of and for the 13 and 39 week periods ended October 1, 2013 and for the 13 and 39 week periods ended October 2, 2012, respectively:

	13 Week Period Ended	13 Week Period Ended	39 Week Period Ended	39 Week Period Ended
	October 1, 2013	October 2, 2012	October 1, 2013	October 2, 2012
Percentage change in Company Store comparable sales (1)	(5.5)%	3.9%	(0.1)%	6.7%
Percentage change in Franchise Store comparable sales (2)	(1.3)%	1.0%	(0.3)%	5.8%
Percentage change in system-wide comparable sales (2)	(3.4)%	2.5%	(0.2)%	6.2%
Total Company Stores	287	301	287	301
Total Franchise Stores	517	454	517	454
Total International Stores	45	33	45	33

(1)
Percentage change in Company Store comparable sales compares the sales of Company Stores during a 13 and 39 week period in 2013 to the sales from the same Company Stores for the equivalent period in the prior year. A Company Store is included in this calculation after one full fiscal year of operations. Sales from Franchise Stores are not included in Company Store comparable sales.

(2)
Percentage change in system-wide comparable sales compares the combined sales of Company and Franchise-operated Stores during a 13 and 39 week period in 2013 to the combined sales from the same Company and Franchise-operated Stores for the equivalent 13 and 39 week period in the prior year. A Company or Franchise Store is included in this calculation after one full fiscal year of operations.

The following table sets forth certain data relating to Company Stores, Franchise and International Stores for the periods indicated:

	39 Week Period Ended October 1, 2013		39 Week Period Ended October 2, 2012
	Domestic	International	Domestic	International
Company Stores:
As of January 1, 2013	301		307
Company Stores opened	2		—
Company Stores closed	(1)		(5)
Company Stores sold to franchisees	(15)		(1)

Total Company Stores	287		301

Franchise and International Stores:
As of January 3, 2012	473	35	443	19
Franchise Stores opened	43	12	19	16
Franchise Stores closed	(14)	(2)	(9)	(2)
Franchise Stores purchased from Company	15	—	1	—

Total Franchise Stores	517	45	454	33

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Summary

The following table summarizes our cash flows for the 39 week periods ended October 1, 2013 and October 2, 2012 (in thousands):

	39 Week Period Ended October 1, 2013	39 Week Period Ended October 2, 2012
Net cash provided by operating activities	$6,558	$17,006
Net cash used in investing activities	(9,565)	(3,734)
Net cash provided by (used in) financing activities	407	(1,023)

Net (decrease) increase in cash and cash equivalents	$(2,600)	$12,249

Liquidity

As of October 1, 2013, we had cash and cash equivalents of $28.9 million compared to $31.5 million in cash and cash equivalents as of January 1, 2013. As of October 1, 2013 and January 1, 2013, we had no short term or long term debt. Our primary sources of liquidity are cash flows provided by operating activities. In addition, we have an existing $15.0 million revolving line of credit, which we may utilize as described further below. In the future, we may enter equipment leasing arrangements and incur additional indebtedness as necessary. We cannot assure, however, that such financing will be available on favorable terms or at all. All shares of the Series B Preferred Stock were completely converted as of June 14, 2013. As a result, the Company no longer has payments of annual dividends on Preferred Stock.

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

On February 14, 2012, we entered into a Credit Agreement with Wells Fargo Bank, National Association (the “Lender”) which, as amended on November 1, 2012 and July 22, 2013 (as amended, the “Credit Agreement”), which makes available to the Company a revolving line of credit in the amount of $15.0 million. The outstanding balance under the amended credit bears interest at a LIBOR Market Index Rate based upon the rate for one month U.S. dollar deposits, plus 2.50% per annum. Under the terms of the Credit Agreement, the Company is required to maintain maximum consolidated leverage ratios, minimum levels of tangible net worth and a minimum fixed charge coverage ratio. The Credit Agreement terminates July 22, 2016, or may be terminated earlier by us or by the Lender. This credit facility is subject to customary affirmative and negative covenants for credit facilities of this type, including limitations on us with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions and dispositions of assets. The credit facility is evidenced by a revolving note made by us in favor of the Lender, is guaranteed by us and is secured by substantially all of our assets including the assets of our subsidiaries and a pledge of stock of our subsidiaries. In addition, the Credit Agreement replaced restricted cash requirements established in prior periods, as the line of credit also collateralizes our outstanding letters of credit of $0.9 million.

During the 39 week period ended and as of October 1, 2013, there were no borrowings under the Credit Agreement. To acquire the credit facility, we incurred upfront fees which are being amortized over the term of the credit agreement. As of October 1, 2013, the unamortized commitment fee amount was not material and is recorded in prepaid expenses and other current assets on the balance sheet. As of October 1, 2013, the Company was not in compliance with the financial covenant relating to the consolidated fixed charge coverage ratio, and as of that date was granted a waiver, under the Third Amendment to the Credit Agreement and Limited Waiver, dated November 4, 2013.  Under this agreement, the terms of the debt covenant were modified and the Company expects to be compliant with all covenants under the Credit Agreement in future periods. The unused borrowing capacity under the agreement on October 1, 2013, was $14.1 million.

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

Operating Activities

Net cash provided by operating activities was $6.6 million for the 39 week period ended October 1, 2013, compared to $17.0 million for the 39 week period ended October 2, 2012, reflecting a net decrease in cash flows of $10.4 million. This decrease in cash provided by operating activities was primarily due to a net increase in cash used in accounts payable and other liabilities and assets (approximately $8.5 million) and a decrease in net income adjusted for noncash items (approximately $1.9 million).

The amount of cash provided by our operating activities during any particular quarter is highly subject to variations in the seasons, with the first and fourth quarters of the fiscal year encompassing the winter and holiday season when we traditionally generate our lowest revenue, and our second and third quarters of the fiscal year encompassing the warmer seasons where a significant portion of our revenue and cash flows are realized. For more information on seasonality, refer to the section below entitled “ Seasonality and Quarterly Results .” We also expect to have increased expenditures during the first part of the fiscal year as we invest in product development and domestic expansion with the goal to have new products released and new stores open by mid-year to take advantage of the busier summer months.

Investing Activities

Net cash used in investing activities was $9.6 million for the 39 week period ended October 1, 2013, compared to $3.7 million for the 39 week period ended October 2, 2012. Net cash used in investing activities increased $5.9 million for the 39 week period ended October 1, 2013, primarily due to increased expenditure on property and equipment (approximately $9.5 million), partially offset by proceeds from the sale of Company Stores to new and existing franchise partners (approximately $3.7 million).

In fiscal 2013, we expect capital expenditures to be in the range of $14.0 million to $15.0 million depending on our liquidity needs, including investing in improvements to our technology infrastructure, store refreshes and redesigns as well as maintenance capital. We expect to open up to two new Company Stores as we focus on implementing our new retail growth formats including juice bars and drive-thru locations. As part of our capital expenditure, we expect to refresh up to 61 Company Store locations which will include the new fresh juice bar concept. 53 stores were refreshed and remodeled as of October 1, 2013.

Financing Activities

Net cash provided by financing activities was $0.4 million for the 39 week period ended October 1, 2013, compared to net cash used in financing activities of $1.0 million for the 39 week period ended October 2, 2012. The $1.4 million increase in net cash provided by financing activities was primarily due to the decrease in dividend payments on our Series B preferred stock (approximately $1.0 million) and the increase in receipts from exercise of stock options under our stock plans (approximately $0.5 million). We no longer have payments of dividend on Series B preferred stock as the conversion to common stock was completed on June 14, 2013.

Contractual Obligations

The conversion of shares of Series B preferred stock to common stock was completed on June 14, 2013. As a result, we no longer have dividends payable in connection with, or payments for redemption of our outstanding Series B-1 and Series B-2 Preferred Stock.

The following table summarizes contractual obligations for our operating leases as of October 1, 2013, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods. We expect to fund these commitments primarily with operating cash flows generated in the normal course of business.

	Payments Due by Period (in 000s)
	Total	Less Than 1 Year	1-2 Years	3-4 Years	5 or More Years
Operating lease obligations(1)	$115,929	$29,755	$24,702	$34,613	$26,859

(1)
Our wholly owned subsidiary, Jamba Juice Company, is a party to each Company Store lease obligation. The operating lease obligations represent future minimum lease payments under non-cancelable operating leases and lease termination fees as of October 1, 2013. The minimum lease payments do not include common area maintenance (“CAM”) charges, insurance, contingent rent obligations or real estate taxes, which are also required contractual obligations under our operating leases. In the majority of our operating leases, CAM charges are not fixed and can fluctuate.

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

Recent Accounting Pronouncements

See Recent Accounting Pronouncements section of Note 1 to our Notes to Condensed Consolidated Financial Statements for information about new accounting standards.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 1, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended October 1, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of November, 2013.

JAMBA, INC.

By:	/s/ James D. White
James D. White
Chairman of the Board, Chief Executive
Officer
and President (Duly Authorized Officer)

By:	/s/ Karen L. Luey
Karen L. Luey
Chief Financial Officer, Chief Administrative Officer, Executive Vice President and Secretary
(Principal Financial Officer and Chief
Accounting Officer)

