Form 10-K
period 2013-12-31
JAMBA, INC.
filed 2014-03-10
CIK 1316898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No x

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates as of the last day of the registrant’s second fiscal quarter ended July 2, 2013 was $236,042,831 (based upon the closing sales price of registrant’s common stock on such date). For purposes of this disclosure, shares of common stock held by persons who held more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock of Jamba, Inc. issued and outstanding as of March 3, 2014 was 17,155,430.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2013, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

JAMBA, INC.

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2013

i

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

ii

PART I

ITEM 1. BUSINESS

Background of Jamba, Inc.

Jamba, Inc. through its wholly-owned subsidiary, Jamba Juice Company, is a healthy, active lifestyle brand with a robust global business driven by a portfolio of company-owned and franchised Jamba Juice® stores, innovative product platforms that utilize our JambaGO® and Jamba Smoothie StationTM formats (“Smoothie Stations”), and Jamba-branded consumer packaged goods. As a leading “better-for-you,” specialty food and beverage brand, Jamba offers great tasting, whole fruit smoothies, fresh squeezed juices and juice blends, hot teas, and a variety of food items including, hot oatmeal, breakfast wraps, sandwiches, Artisan FlatbreadsTM , baked goods and snacks in our restaurants. Jamba Juice Company expanded the Jamba brand by direct selling of consumer packaged goods (“CPG”) products and licensing its trademarks to CPG products sold through retail channels such as grocery stores, warehouse clubs and convenience stores.

Jamba, Inc. was incorporated in Delaware on January 6, 2005 as a blank check company formed to serve as a vehicle for the acquisition of a then unidentified operating business. On July 6, 2005, Jamba, Inc. consummated its initial public offering. On March 10, 2006, Jamba, Inc. entered into an Agreement and Plan of Merger with Jamba Juice Company, which first began operations in 1990. The merger between Jamba, Inc. and Jamba Juice Company was completed on November 29, 2006.

Unless the context otherwise requires, Jamba, Inc., the registrant, together with Jamba Juice Company, are referred to in this Form 10-K annual report (“Form 10-K”) as the “Company”, “Jamba”, “we”, “us” and “our.” Information regarding the Company’s fiscal periods is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Fiscal Year

Our fiscal year ends each year on the Tuesday closest to December 31st and therefore we have a 52 or 53 week fiscal year. Fiscal Year 2013, 2012, and 2011 ended on December 31, 2013, January 1, 2013 and January 3, 2012, respectively.

Narrative Description of Business

As of December 31, 2013, there were 851 Jamba Juice stores globally, consisting of 268 Company-owned and operated stores, all located in the United States (“Company Stores”), 535 franchise-operated stores in the United States (“Franchise Stores”), and 48 franchise-operated stores in international locations (“International Stores”), (collectively the “Jamba System”). As of December 31, 2013, Jamba Juice had a retail consumer products program that included direct selling of CPG products, under the Jamba and Talbott Teas® brand names, online and through retail channels and licensing its trademarks to CPG products sold through retail channels such as grocery stores, warehouse clubs and convenience stores.

The BLEND Plan — Our Strategic Priorities

The BLEND Plan continues to guide the Company’s strategic plan to transform the Jamba brand into a globally recognized healthy, active lifestyle brand. Since the introduction of the BLEND Plan in 2009, we successfully completed our financial and strategic turnaround (BLEND Plan 1.0) and accelerated our growth as a healthy, active lifestyle brand (BLEND Plan 2.0). Our BLEND Plan 3.0, launched in fiscal 2013, provides continuity and is the blueprint for focusing our resources on initiatives that will strengthen our total brand value.

We believe our BLEND Plan 3.0 supports the Company’s mission to build Jamba into a global lifestyle brand with $1 billion in total retail sales from all businesses by the end of 2015, by offering consumers differentiated products and experiences at Jamba Juice stores and through other retail distribution channels. During fiscal 2013, we focused on strengthening our total brand value through brand building and total innovation, accelerating our overall growth by solidifying our underlying infrastructure and business model in pursuit of our mission. As we continue to build on the implementation of BLEND Plan 3.0, in January 2014 we announced our strategic priorities for fiscal 2014, which are as follows:

•	Brand Activation and Leadership;
•	Leverage an Innovative In-Store Experience;
•	Expand Retail Footprint;
•	New Products, Partners, Channels and Markets; and
•	Design an Effective and Efficient Organization.

Additionally, our core vision, to inspire and simplify healthy living, permeates the Jamba culture. Our culture is a unique set of core values and actions that manifest themselves in team members executing at the highest levels of service while expressing their passion for the brand. Consistent with our corporate social responsibility efforts, Jamba actively inspires and engages team members to have a broader impact on our communities through volunteering, sponsoring school gardens, and fundraising for health- and fitness-related causes. These efforts also inspire employees to enhance their leadership skills and improve their personal health and wellness. Jamba has been recognized in our local communities and nationally as a leader in employee engagement and wellness, and we actively cultivate our team members’ connection with our vision and values, so they in turn energize our guests with an uplifting customer experience.

Brand Activation and Leadership

We intend to build total brand value through multi-channel brand marketing and product innovation, including consumer loyalty and engaging national and local marketing programs and national scale partnerships.

We are addressing consumer health and wellness needs by our offerings centered on “Whole Food Nutrition,” which encompasses blending juices and whole fruits and vegetables into nutritious and convenient beverages for consumers across all day-parts.

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

Our goal is for Jamba to maintain our leadership position among smoothie brands and in the specialty, better-for-you beverage retailer segment, by offering beverage-centered meals. We are passionate about creating differentiated, healthy, active lifestyle products that increasingly meet an even greater breadth and depth of customer health and wellness needs. During 2013, we continued our strategic partnership with the United States Department of Labor Job Employment and Training Administrations which operates the Corps Advanced Culinary Program through which we provide internship-based learning opportunities for students, while benefitting from the students’ contribution of culinary knowledge and expertise.

We introduced several products in 2013 including:

•	Jamba KidsTM Meal — a line of delicious and nutritious meal options specially designed to support a kid’s healthy lifestyle. The meal is customizable and includes a choice of any Jamba Juice Kids Smoothie along with a wholesome food pairing for on-the-go kids. All Jamba Juice Kids Meals provide an excellent source of protein, contain a full serving of whole grains and have 2.5 servings of fruits or fruits & vegetables. Jamba Juice Kids Meals are part of the National Restaurant Association’s Kids Live Well program, which requires that meals meet specific nutrition criteria as recommended by leading health organizations' scientific guidelines and verified by Healthy Dining’s team of registered dietitians.

•	Fruit and Veggie Smoothies, Featuring our new Tropical HarvestTM Smoothie — a line of four smoothies made with a combination of fruits and vegetables, with two servings of fruit and one serving of vegetables in every blended-to-order smoothie. All our Fruit & Veggie Smoothies have significant levels of antioxidants, including vitamins A and C, do not have added sugar and are a great-tasting way to get one full serving of vegetables and two full servings of fruit in a small size. At a time when the majority of Americans are not meeting their daily needs for fruit and vegetable consumption, these smoothies deliver on a real consumer need. Included in our line of Fruit & Vegetable Smoothies is our new Tropical Harvest, a combination of mangos, peaches, and passion mango juice blended with juices from butternut squash, sweet potato and carrot.
•	Kona Berry Blast TM Smoothie and Bowl — a line of products made with the coffee fruit, the part of the coffee plant surrounding the coffee bean. The Kona Berry Blast was first made available in the summer of 2013 in a smoothie and a bowl format and delivered natural energy powered by real whole fruit and sustainably sourced coffee fruit juice. In addition to providing an energy boost, the products provided a good source of protein, were rich in antioxidant vitamins C and E, and provided a good source of dietary fiber. This line was available for a limited time during the summer.
•	Expanded Fresh Juice — a line of products built upon our key fresh ingredients — kale, beet, pineapple, ginger, lemon, apple and cucumber. These handcrafted juices are packed with vitamins, nutrients and micronutrients, and provide at least two servings of fruits and/or vegetables in a delicious juice blend, which speaks to consumers’ needs for a convenient way to increase their intake of both fruits and vegetables. To bring our juices to as many customers as possible, we have developed an aggressive expansion plan and customized solutions to meet the needs of different store types. We consider expansion of our fresh juice platform a very high priority and have begun testing other new ingredients in order to expand our line-up of proprietary juice recipes.
•	Artisan Flatbreads — we reformulated our California Flatbreads and re-launched the platform as Artisan Flatbreads in 2013. Artisan Flatbreads are a delicious, better-for-you accompaniment to a smoothie that has delicious toppings on a hand-stretched crust made with whole grain. Artisan flatbreads are available in Four Cheese and Sweet ‘n Spicy Chicken flavors, have about 300 calories and provide significant levels of protein and fiber.
•	Wellness BowlsTM — we converted our line of Fruit & Yogurt Parfaits to Wellness Bowls to keep our product offerings fresh and trend-forward. Fresh Greek yogurt is served in a bowl with real whole fruit, and soymilk, topped with organic granola & fresh bananas. Wellness Bowls are delicious and nutritious, providing a good source of protein and fiber, and have at least two servings of fruit.

Consistent with our brand leadership goals, we lead and participate in a variety of community-related activities to engage our customers in a healthy, active lifestyle. We established the Jamba® Healthy Living Council in 2011, in partnership with three nationally known dieticians and nutritionists to provide helpful health and wellness information to consumers through panel discussions, TV appearances, webinars and through social media. In 2013, the Council was expanded with the launch of the Jamba Healthy Living Fitness Council. The Fitness Council is comprised of San Francisco 49ers tight end Vernon Davis, Jake “Body by Jake” Steinfeld, and Olympic medalist and sports commentator Summer Sanders, who all joined tennis star, Venus Williams to serve as credible and inspirational advocates for healthy living to consumers seeking information on physical fitness.

As we continue to strengthen our brand, we also entered into marketing programs with strategic partners including with ISIS, the mobile commerce joint venture created by AT&T Mobility, T-Mobile US Inc. and Verizon Wireless. In November 2013, Jamba and ISIS launched a joint promotion in which ISIS is purchasing up to one million smoothies or juices for customers who are using their “tap to pay” Mobile WalletTM technology to redeem their free smoothie offer. This promotion is known as “the million smoothie or juice giveaway.”

Jamba is very committed to helping improve the health and wellness of children, with a goal to start them on the right track for leading a healthy, active lifestyle. In addition to launching a better-for-you Kids

Meals platform in January, 2013, we also partnered with Disney on the launch of their “Planes” movie, and we currently provide access to healthier beverages for children in hundreds of schools with our JambaGO units. These units deliver all-fruit smoothies that pass all USDA and school nutritional guidelines. In 2013, we encouraged increased fitness for kids through our sponsorship of the Team Up For a Healthy AmericaTM program, a national campaign designed to provide simple, helpful tips to keep kids active and improve their dietary habits. Through Team Up For a Healthy America, Jamba held a series of Fit Clinics where hundreds of children received fitness instruction from nationally recognized athletes, and we donated much-needed athletic equipment to schools.

Another way we connect with schools, children and communities to enhance the customer engagement in the stores is through partnerships focused on gardening. In partnership with the National Gardening Association, we sponsor the “It’s All About the Fruits and Veggies” garden grant program, through which we provided over 40 grants to schools and community groups to promote the benefits of gardening. Gardening gets children outside and active, helps them learn the nutritional value of fruits and vegetables and teaches them that what they consume affects their well-being. We partner with The Organic Center, the leading research and education institute focused on the science of organic farming and we partner with local schools in composting programs, as part of our concern for the environment.

To raise awareness around the importance of a healthy, active lifestyle, Jamba sponsored a series of events involving national and local sports teams. Consumers engaged with the brand at games and events featuring the Tulsa Shock of the WNBA, the Golden State Warriors of the NBA, and the San Jose Earthquakes of the MLS. We were the “Official Blended Fruit Beverage and Smoothie” sponsor of the popular Rock’ n ’Roll Marathon series. We also officially launched our “Whirl’d Soccer” program to support local soccer teams and inspire physical activity in local communities.

Leverage an Innovative In-Store Experience

From its very beginning, Jamba Juice has been supporting consumers and communities with products and programs that inspire and simplify healthy, active living. In addition to our great-tasting, better-for-you foods and beverages, we offer an array of initiatives designed to improve the health and wellness of adults, children, parents and families. We do this by leveraging a wide number of partners and partnerships to create programs that promote healthy living and help to make Jamba a truly lifestyle brand. We believe that engaging our customers in healthy lifestyle activities and leveraging technology as well as improving the look and feel of our stores help to improve the quality and consistency of customer service and will enhance the customers’ experience. We continue to believe that such customer engagement will heighten customer loyalty and satisfaction, and ultimately increase frequency of use of our products and increase our market share.

We are among the industry leaders in leveraging technology to enhance convenience, speed-of-service, and production efficiencies in our stores system-wide. In 2012, we launched mobile payment apps like PayPal and Google Wallet to enhance the customer in-store payment experience. In late 2013, we launched the ISIS mobile wallet payment capability which utilizes near field communication (“NFC”) technology to allow the customer to pay for product by tapping a mobile phone against the in-store NFC reader. Our PayPal mobile payment ability includes allowing the customer to order and pay ahead of arriving at the store. Our mobile payment functionality dramatically enhances the customer payment experience.

In order to provide a more contemporary and fresh experience in our stores, we started a significant refresh and remodel program system-wide in 2013. The changes being made to our stores will more effectively facilitate the whole foods blending and the juice platform. In 2014, we plan to roll out our whole food blending and juicing platform to over 500 stores system-wide. We will continue to develop integrated programs that deliver excellent customer service and first-class product knowledge to our team members. We are also launching our Jamba Insider RewardsTM loyalty program in early 2014 which will allow Jamba to leverage consumer behaviors to drive engaging promotions and obtain insight while rewarding customers for their loyalty.

We also believe engaged and fulfilled team members go a long way towards creating an enjoyable in-store experience for our customers. At our Company Stores, the team members enjoy access to a broad offering of benefits in support of maintaining a healthy, active lifestyle. Our CEO Health Challenge encourages our team members to be mindful of their health and rewards them for living healthy, active lives.

Our associates participate in local marathons and cause-related community events. In 2013, Jamba was awarded the Champions of Change Award for our work in the San Francisco Bay Area and we were recognized by President Obama for our summer youth hiring campaign.

Expand Retail Footprint

A primary driver to become a $1 billion healthy, active lifestyle brand in total retail sales from all businesses is our commitment to our growth initiatives. Our growth initiatives encompass the multiple portfolio opportunities we have developed to expand our restaurant business on a global basis, including traditional Company and Franchise Stores and our non-traditional stores, including smaller footprint Smoothie Stations and the JambaGO format. We are very focused on the expansion of our non-traditional store opportunities. We believe that building on these non-traditional store opportunities will position us for increased market share, due to minimal capital outlays, allow us to open more locations at an accelerated rate, increase customer frequency and increase our brand presence to support other Company initiatives, including direct selling and licensing of Jamba-branded consumer products.

Jamba Juice — Domestic

We have a portfolio of flexible store formats that can be utilized in a number of different venues. We generally categorize our stores as either traditional or non-traditional locations. A traditional location is characterized as a business premises that exists primarily as a Jamba Juice store. Traditional stores average approximately 1,200 – 1,400 square feet in size. These stores are located either in major urban centers or in suburban strip mall centers. As of December 31, 2013, there were 576 traditional Jamba Juice store locations. A non-traditional location is characterized as a Jamba Juice store located within another primary business, in conjunction with another business or at institutional settings, such as colleges and universities, entertainment venues, shopping malls, transportation centers, supermarkets and airports. A “captive” audience is a common characteristic of non-traditional locations. We believe one benefit of the development of non-traditional stores is to increase awareness of the Jamba Juice brand to complement the traditional stores in the area. As of December 31, 2013, there were 227 non-traditional Jamba Juice store locations.

We continue to innovate in the design of traditional and non-traditional stores. Our goal is to vary the size and format of our stores to allow us to locate them in or near a variety of settings. Our flexibility in store construction enables us to develop stores in a variety of venues, broadening the visibility of the Jamba brand and giving more customers easier, more convenient access. We believe format flexibility will help us to attract qualified franchisees and to assure them of potentially achieving a higher return on their investment in capital expenditures. In 2013, we embarked on a significant refresh and remodel of our Company Stores in order to provide a contemporary and fresh experience for our customers. We completed 64 store refreshes, which included upgrading the store facilities to effectively and efficiently serve our blended whole food and premium juice platforms.

The Jamba Smoothie Station concept was launched in 2012. This concept is an express service utilizing existing technology to make select smoothie flavors in small, efficient spaces. The Smoothie Station concept is designed to target venues that require a smaller footprint than our historical non-traditional store. Smoothie Stations offer a limited menu and use pre-portioned fruit and yogurt to produce smoothies comparable to our traditional stores. Targeted venues include colleges and universities, grocery stores, airports, hospitals and business cafeterias. As of December 31, 2013, there were 36 Jamba Smoothie Stations open in 17 states. Jamba Smoothie Stations fall within the non-traditional store category and are included in the total Franchise Stores count.

As of December 31, 2013, we had 803 Jamba Juice store locations in the United States, operating in 35 states and Washington, D.C., consisting of 268 Company Stores and 535 Franchise Stores. We lease the real estate for all of our Company Stores. Our market planning has shown that there is potential for at least 2,700 total Jamba Juice stores in the United States which would meet our current store opening criteria. During fiscal 2013, franchisees opened 52 new Franchise Stores, closed 21 Franchise Stores, and acquired 31 Company Stores, which are now operating as Franchise Stores.

Franchise Opportunity

Through our franchising program, we offer franchisees choices in store venue, format and number of stores they wish to operate including (i) traditional “stand alone” stores, (ii) non-traditional store venues such as mall, university, supermarket or transit hub locations; and (iii) multi-unit development agreements which grant the franchisee exclusive rights to develop and operate a specified number of stores within a specified period of time within a specified geographic area.

As of December 31, 2013, we had 35 area developers with rights to develop additional Franchise Stores pursuant to development agreements. The exclusive territories covered by these agreements include selected markets in the states of California, Colorado, Connecticut, Florida, Hawaii, Illinois, Indiana, Kansas, Kentucky, Louisiana, Maryland, Missouri, Massachusetts, Minnesota, Nevada, New Jersey, New York, North Carolina, Ohio, Oregon, Pennsylvania, Tennessee, Utah, Washington State, Washington, D.C., and Wisconsin. Seventeen of the thirty five development agreements were entered into in connection with refranchising transactions, where a purchaser of Company Stores also agreed to develop new Franchise Stores.

To help maximize our non-traditional franchise development, we also continue to strengthen our relationships with beverage and food concessionaires operating at non-traditional venues such as colleges, universities, airports and other transit hubs, and other retail and entertainment venues. In addition to our own efforts, we are approached by concessionaires and contract feeders whose independent research has identified us as ideal for non-traditional venues where they have secured exclusive development rights from venue owners. When it fits our expansion strategies, these opportunities are incorporated into our own plans.

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

Jamba Juice — International Franchising Opportunity

Our international partners work closely with us to build the Jamba Juice brand and implement the Jamba Juice system locally, as well as to maximize revenue and margin growth opportunities, recognizing commercial, cultural and dietary diversity in each market. The number of International Stores grew from 35 as of January 1, 2013 to 48 as of December 31, 2013, with stores located in South Korea, the Philippines and Canada. As of December 31, 2013, we had five master developers with commitments to open an aggregate of 432 stores at international locations in the future.

In 2010, we signed a master development agreement with SPC Group, a leading specialty food company in South Korea with over 5,000 retail locations across several brands, to develop 200 Jamba Juice stores in South Korea over 10 years. The first Jamba Juice store opened at the Incheon airport in January 2011. During 2013 we opened six new Jamba Juice stores in South Korea and as of December 31, 2013, there were 27 Jamba Juice stores operating in the country.

Jamba signed a master development agreement in April 2011, with Max’s Group of Companies, a well-established restaurant and franchise operator in the Philippines, to develop 40 stores in the Philippines over 10 years. The first store opened in Manila in November 2011. During 2013 we opened three new Jamba Juice stores in the Philippines, and as of December 31, 2013, there were nine Jamba Juice stores operating in the country.

In May 2011, we signed a master development agreement with Canadian Juice Corp., the principals of which are world leaders in the frozen yogurt category, with over 1,200 stores in 25 countries, to develop 80 Jamba Juice locations in Canada over 10 years. The first Jamba Juice store opened in Toronto in October 2011. During 2013 six new Jamba Juice stores were opened and two were closed. As of December 31, 2013, there were 12 Jamba Juice stores operating in Canada, eight of which are Smoothie Station locations. In addition, we are continuing to explore with our Canadian partner, opportunities to leverage our JambaGO and Smoothie Station formats to further grow the brand. We believe these new formats will enable a more rapid expansion, and strengthen brand awareness and loyalty in the Canadian market.

In March 2013, we signed a master development agreement with Casa Operadora de Franquicias MAV, the principals of which are seasoned executives operating in the food and beverage, and health and wellness retail businesses across Mexico and Latin America, to develop 80 Jamba Juice stores in Mexico over 10 years. The first Jamba Juice stores are expected to open in Mexico City during the first quarter of 2014.

In December 2013, we signed a master franchise development agreement with Foodmark, the Food and Beverage division of Landmark Group, the leading retail and hospitality group in the Middle East, North Africa (“MENA”) and India with over 22 million square feet of retail space across 1,600 locations in 19 countries, to develop 80 Jamba Juice stores in the Gulf Corporation Council region over the next 10 years. The first Jamba Juice store is expected to open in Dubai in 2014.

Our brand and products have international appeal and we continue to engage in discussions with additional potential partners regarding the expansion of Jamba Juice stores into new international markets. The success of further international expansion will depend on, among other things, local acceptance of the Jamba Juice concept and menu offerings, and our ability to attract qualified franchise partners. Our market planning has shown that there is potential for at least 1,500 total international Jamba Juice stores, which would meet our current store opening criteria. Our agreements take the form of development and franchise agreements under which we typically receive an initial territory fee, store opening fees, and ongoing royalty revenues based on a percentage of sales.

Jamba Juice store locations at the end of fiscal 2013 were comprised of approximately 31% Company Store locations and 69% Franchise and International Store locations, globally.

New products, partners, channels and markets

During 2013, we consolidated our JambaGO, Jamba Smoothie Stations, Jamba-branded CPG products and Talbott Teas® all together under one organization unit called Jamba New Ventures. This structure will facilitate synergies, allow for improved resource allocation and investment choices, and thereby increase shareholder return.

The JambaGO concept, which we developed in 2012, targets venues servicing captive audiences. The JambaGO format is a small footprint, low-capital and low-labor self-serve machine format and has proven to be an innovative and differentiated solution for foodservice providers seeking healthier beverage options for their constituents. The typical venue for a JambaGO unit has a significant demand for high volumes, requires high-speed service, where a full-sized Jamba Juice store or kiosk would not be feasible. Such venues include retail store cafés or restaurants, K-12 schools, colleges and universities, grocery and convenience stores, stadiums, theaters, event centers and select airport locations. The JambaGO format has been enabling Jamba to rapidly expand brand presence. During 2013, we launched JambaGO units at over 1,000 Café locations in Target Stores in the United States. The number of JambaGO units in operation at December 31, 2013 was 1,851.

The Jamba and Talbott Teas brands are available across multiple product categories and in major retailers across the country. As of December 31, 2013, we had approximately 23 individual Jamba SKUs at retail distribution points across all 50 states. We plan to continue investing additional resources to grow the Jamba CPG product portfolio through a combination of licensing and direct selling. This growth will expand the accessibility of our brand and offer consumers new and unique opportunities to experience the Jamba brand.

Design an Effective and Efficient Organization

This strategic priority affects all aspects of the Jamba System as we focus on driving consistent organic growth in revenue, earnings and profitability system-wide. Our key areas of focus include cost-savings and productivity initiatives to:

•	derive between $4 million and $5 million of cost savings from our system to increase operating margin;
•	design our organization for faster and more flexible execution and enhanced focus on growth initiatives; and
•	implement in-store technology to heighten our customer experience.

During the fourth quarter of fiscal 2013, we launched a major cost improvement and productivity program with the assistance of a leading global consulting firm, which program is expected to yield savings of 100 to 200 basis points in operating margin once fully operationalized. We expect the initial savings to begin to be realized in 2014. The program is focused on driving down costs in all aspects of our business, including our supply chain.

We continue to leverage technology to increase digital activities that will contribute to increased speed of service. In November 2013, we launched ISIS Mobile Wallet, which utilizes NFC technology to facilitate payment at the point of sale by having a customer tap their mobile phone against the NFC reader (“tap to pay”). The ISIS Mobile Wallet, in addition to the Google Wallet and PayPal payment cards, use innovative technology designed to increase the speed of payment at the point of sale. Jamba also utilizes social networking technology for sharing and collaborating effectively across the system. Jamba has become a leader in leveraging technology to enhance the customer experience through loyalty programs and mobile payment applications (“apps”). For example, there is a PayPal mobile app that allows customers to place their order ahead of going to the Jamba Juice store, where they are able to pick up their order upon arrival, thereby reducing wait time.

In order to assure our customers of efficient service, we are also continuing to focus attention on techniques to refine our labor deployment and our service tools. As a result, we made improvements to our workforce management technology to help optimize work schedules, which resulted in improved productivity and reduced labor costs as well as improved customer service. We also monitor our general and administrative expenses so that we may better leverage our existing infrastructure in support of our growth strategy. We continue to look for opportunities, including the use of innovative technological solutions, for functional improvement in order to drive down expenses and improve productivity.

Domestic Store Operations

Franchise Store Management

We continuously review Franchise Store operations, principally through our Regional Franchise Leaders (“RFLs”), who are Company representatives, who make both scheduled and unannounced visits of Franchise Stores. We also review the financial health, operations practices and procedures of our franchisees through business and financial reviews. We maintain a Franchise Advisory Council (“FAC”), which formalizes a channel of communication through a representative group of franchisees to provide advice, counsel and input to us on important issues impacting the business. Our agreement calls for franchise partners to meet certain operational and maintenance requirements intended to align the operating processes system-wide around one set of standards. Performance is diligently monitored by the RFLs, who also provide feedback whenever appropriate.

We continue to leverage technology to improve communications, training and collaboration with our stores and franchise partners. Our ongoing commitment to building strong relationships with our franchisees has enabled better two-way feedback that has helped us to identify best practices and to facilitate more effective and efficient launch of new products and marketing campaigns.

Company Store Management

We believe operational excellence throughout the Jamba System is vital to the Company’s success. Our Company Store field and store operations teams play a critical role in maximizing the performance of our stores across the system. We recruit and retain leaders with broad experience in management and in our industry. Our field leadership consists of a combination of Regional Directors of Operations and District Managers to support our Company Store operations.

Our store excellence guide is designed to improve operational execution and performance by establishing comprehensive standards which we expect all of our stores to achieve and maintain. In addition, the bonus program for Company Store managers rewards customer service goal achievements. These factors continue to positively impact customer satisfaction and help ensure that all stores in the Jamba System are delivering against the key drivers of customer satisfaction on a consistent basis. We believe team members are the key to our success and support the development of a culture that fosters personal interaction, mutual respect, trust, empowerment, enthusiasm and commitment.

Maintaining a culture and a management style that embodies healthy, active lifestyle in an authentic, fun, friendly and efficient manner in Company Stores as well as Franchise Stores is essential as we continue to expand, and we believe that it is critical to developing our brand and ensuring our continued success.

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

Recruiting and Retention

We carefully screen potential team members to ensure that they embody our core values and fit into our culture. By maintaining this emphasis and encouraging responsibility and accountability at every level, we believe that we have created a sense of team member loyalty and an open and interactive work environment, resulting in a highly passionate workforce. Our team members are paid competitive wages and are offered opportunities for advancement. In addition to competitive wages, store managers are eligible for performance-based bonuses. In order to preserve a singular culture within the stores that comprise the Jamba System, we provide best practice information, qualifications and other relevant information to assist franchisees with hiring and retention.

Advertising and Marketing

Despite a challenging economy in 2013, the health and wellness category remained strong as consumers continue to become increasingly discerning in their food and beverage choices. Jamba maintained its position as a leading health and wellness brand by executing a variety of innovative products and programs designed to inspire and simplify healthy living by supporting better eating habits and engaging consumers in programs that foster increased physical activity.

Marketing, promotional and public relations activities are designed to promote the Jamba brand image and differentiate it from competitors. Marketing and promotional efforts focus on providing consumers with simple, easy-to-adopt solutions for pursuing a healthy active lifestyle on-the-go and we continuously endeavor to improve our social responsibility and environmental practices to achieve long-term sustainability.

We expanded the Jamba Healthy Living Council, adding nationally recognized sports and fitness personalities to form the Healthy Living Fitness Council, thereby complementing our existing panel of renowned registered dieticians. Members of the Council share healthy living education and information with consumers via videos, articles, online webinars, on the Jamba website and at live events. In 2013, these nutrition experts offered insights at key industry conferences like the American Dietetic Association’s Food and Nutrition Conference & Expo and the School Nutritionist Association Convention. As parents themselves, the members of the Healthy Living Council relate to the dietary and fitness concerns of parents and families.

We enhanced our focus on childhood nutrition and fitness by offering a uniquely integrated system of products, programs and delivery mechanisms, providing all-fruit smoothies to schools with our JambaGO units and supporting nutrition and fitness education through our Team Up For a Healthy America program. In 2013, our Team Up For a Healthy America campaign served as a vehicle for providing schools across the country with much-needed athletic equipment. In addition to our existing partners, including the WNBA, National PTA, National Gardening Association and USA Water Polo, Jamba teamed up with the GENYOUth Foundation, a nationally acclaimed organization focused on improving school wellness. A Jamba and GENYOUth sponsored a “Team Up For a Healthy Breakfast Challenge” which drove increased participation in school breakfast in a key California market.

Marketing programs focused on promoting our healthier kids offerings included a national campaign tied to the launch of the Disney Planes movie and a Jamba Kids Meals roll-out at the National Association of Securities Dealers Automated Quotations. Our 2013 product campaign launches, social media campaigns and advertising and promotion efforts drove deeper community engagement which resulted in notable increases in our consumer database and store traffic.

We continued to gain visibility as a lifestyle brand through affiliations with local and national sports teams and athletes. We were a sponsor of the 2013 Rock & Roll marathon series, the WNBA, the Golden State Warriors, San Jose Earthquakes and other sports affiliations. Partnerships with athletes such as tennis superstar Venus Williams and San Francisco 49er Vernon Davis helped provide credibility and brand awareness among fans and followers. On a local level, we launched our Whirl’d Soccer program designed to support local youth soccer organizations.

Our marketing efforts in 2013 significantly extended our reach and relevance to consumers. By improving our use of technology, expanding our reach into various lifestyle activities, helping communities and leading the cause to improve the health and wellness of our nation’s youth, we have continued to inspire and simplify healthy living. Through continuous product innovation, we strive to provide consumers with more fun and meaningful solutions, to further our significant progress toward our goal of being a leading health and wellness brand.

We partnered with leading technology companies ISIS, PayPal and Google Wallet to assess new and preferred payment methods and enhance the customer experience in our retail stores. In partnership with ISIS, we launched the “Million Free Smoothie or Juice” campaign through which consumers can use the ISIS wallet app to obtain a free smoothie or juice, the cost of which was paid by ISIS. The campaign was promoted with a solid integrated consumer communication platform that included placement in prime time TV, national print advertising, radio, celebrity engagement and robust digital and social media outreach.

Jamba’s inclusion into the culture and conversations of consumers was evident as we were featured in stories appearing in nationally syndicated journal and newspapers, including Nation’s Restaurant News, Franchise World, QSR Magazine, Black Enterprise, Forbes, the Chicago Tribune and The Wall Street Journal. We also received product placement in television shows and feature films. Our participation in local fundraising events also helped capture a significant amount of coverage from local television and radio stations. Jamba was recognized by President Obama for our youth job creation program as a leading example of how private sector companies can work with local leaders to improve communities. In California, Jamba won awards for service to the community and was recognized as a great place to work.

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

Our supply chain and purchasing organization is partially funded by all stores across the Jamba System. This funding contributes to the cost of procurement and management of our supplies and supports our suppliers. The program allows for a mark-up of certain products purchased by Company Stores and Franchise Stores, which is subsequently rebated back to the Company by the supplier.

Competition

The retail beverage and food industry is highly competitive and fragmented. Restaurants compete based on a number of factors, including quality, price-value relationships, customer service, name recognition, employee hiring and retention and location. Jamba competes with international, national, regional and local retailers of beverage and food products, including quick service restaurants/fast food establishments, coffee shops, juice bars, donut shops, frozen yogurt shops and grocery stores. While competition in the beverage and food market is fragmented, competition is increasing, and a major competitor with substantially greater resources than the Company could enter the market at any time and compete directly against Jamba Juice stores.

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

We are subject to the U.S. Fair Labor Standards Act, the U.S. Immigration Reform and Control Act of 1986 and various federal and state laws governing various matters including minimum wages, overtime meal and rest periods, accommodations to certain employees, and other working conditions. Complying with these rules subjects us to substantial expense and can also expose us to liabilities from claims for non-compliance. In addition, we pay a significant number of our hourly staff at rates consistent with, but higher than, the applicable federal or state minimum wage. Accordingly, increases in the minimum wage would increase our labor cost. We are also subject to various laws and regulations relating to our current and any future franchise operations. See “Risk Factors — Governmental regulation may adversely affect our ability to open new stores or otherwise adversely affect our existing and future operations and results.”

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

Environmental Matters.  We are subject to federal, state and local environmental laws and regulations concerning the use of polystyrene products, and several counties in which our stores are located have already banned the use of our polystyrene cups. During 2012, we continued to make progress on certain eco-sustainability initiatives first launched in 2009, focusing on phasing out the use of polystyrene cups, as well as increasing the use of recyclable products, and reducing waste. Our new double-walled paper cup was launched in the U.S. during the summer of 2013, replacing our use of polystyrene cups. Our other green initiatives include the use of more environmentally friendly packaging for our cup carriers, oatmeal cups and lids, breakfast clear cups and lids, spoons and napkins, all of which are made from recycled material. We have also reduced the amount of corrugated cardboard used for bulk shipping, reduced labeling requirements, and reduced freight, resulting in lower fuel emissions. We have established several optimization programs to reduce waste, such as participation in recycling and composting programs for our food waste, where it is feasible for us to do so.

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

Executive Officers

Our executive officers, their respective ages and positions as of March 7, 2014, and descriptions of their business experience are set forth below. There are no family relationships among any of the executive officers named below.

James D. White, Chairman, President and Chief Executive Officer, age 53

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

Karen L. Luey, Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Secretary, age 53

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

Julie S. Washington, Senior Vice President and Chief Brand Officer, age 48

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

Chris Beeson, Senior Vice President, Operations, age 53

Mr. Beeson has served as Senior Vice President, Store Operations of Jamba Juice Company since October 2013. Mr. Beeson served as Senior Vice President, Franchise Operations between July 2012 and October 2013. He joined Jamba Juice Company in November 2004, and previously served as the Company’s Senior Vice President of Company Operations, Vice President of Company Operations and as Regional Director of Operations.

Employees

As of December 31, 2013, we employed approximately 4,000 persons, approximately 200 of whom were at our corporate offices or part of our field, licensing, direct selling and franchise support and operations. The remainder of our team members was comprised of Company Store management and hourly store personnel. The Company also hires a significant number of seasonal team members during its peak selling season during the spring and summer. Our team members are not covered by a collective bargaining agreement. We consider our employee relations to be good. We place a priority on staffing our stores and support center positions with skilled team members who embrace our culture and invest in training programs to ensure the quality of our store operations.

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
685 Third Avenue, 2nd Floor
New York, NY 10017
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

In fiscal 2013 we implemented our strategic priorities under our BLEND Plan 3.0, which we believed necessary to support the Company’s continued growth and long-term stockholder value. On January 13, 2014, we announced updates to our strategic priorities under the BLEND Plan 3.0, which we believe continues Jamba’s path to a healthy, active lifestyle brand and creates long-term shareholder value, including:

•	Brand Activation and Leadership;
•	Leverage an Innovation In-Store Experience;
•	Expand Retail Footprint;
•	New Product, Partners, Channels and Markets; and
•	Design an Effective and Efficient Organization.

There can be no assurance that we will be able to continue to successfully implement these strategic priorities or whether these strategic priorities will be successful, and a failure of either could impede our growth and operating results.

We have a history of net losses and may incur losses in the future.

We have incurred net losses in four of the last six fiscal years. We may continue to incur net losses in the future and we cannot assure you that we will ever sustain profitability.

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

We compete with many well-established companies, food service and otherwise, on the basis of taste, quality and price of product offered customer service, atmosphere, location and overall consumer experience. Our success depends, in part, upon the popularity of our products and our ability to develop new menu items that appeal to consumers across all four day-parts. Shifts in consumer preferences away from our products, our inability to develop new menu items that appeal to consumers across all day-parts, or changes in our menu that eliminate items popular with some consumers could harm our business. We compete with other smoothie and juice bar retailers, specialty coffee retailers, yogurt and ice cream shops, bagel shops, fast-food restaurants, delicatessens, cafés, take-out food service companies, supermarkets and convenience stores. Our competitors change with each of the four day-parts, ranging from coffee bars and bakery cafés to casual dining chains. Many of our competitors or potential competitors have substantially greater financial and other resources than we do, which may allow them to react to changes in the market quicker than we can. In addition, aggressive pricing by our competitors or the entrance of new competitors into our markets, could reduce our revenue and operating margins.

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

For Company Stores, we maintain food distribution contracts primarily with one distributor, Systems Services of America (“SSA”), and a majority of Franchise Stores are serviced by The SYGMA Network, Inc. (“SYGMA”). Although we believe our relationships with these distributors will result in increased operation efficiencies and cost savings, we cannot assure you that we will be successful or that we will not have to pay substantially more for distributor services in the event SSA or SYGMA have operational problems. Should either distributor have operational problems, our operations could be adversely affected.

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

We may experience higher than anticipated costs in connection with the refresh and remodel of existing Company Stores.

Updating the format and design of our Company Stores is important to maintaining a positive consumer association with the Jamba Juice brand. While we intend for such remodeling efforts to inure to the benefit of the Company, the associated costs may be higher than expected, and our revenues and expenses could be negatively impacted.

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

Labor is a primary component in the cost of operating our business. We compete with other employers in our markets for hourly workers and may become subject to higher labor costs as a result of such competition. We devote significant resources to recruiting and training our team members. A considerable number of the team members employed by us are paid at rates related to the federal minimum wage. In 2009, the federal minimum wage increased to $7.25 per hour. Additionally, many of our Company Store team members work in stores located in states where the minimum wage is greater than the federal minimum wage and receive compensation equal to the state’s minimum wage. The current California minimum wage is $8.00 per hour, and it will increase to $9.00 per hour effective July 1, 2014, and to $10.00 per hour effective January 1, 2016.

Moreover, municipalities may set minimum wages above the applicable state standards, such as in San Francisco, which raised the minimum wage to $10.74 per hour as of January 1, 2014. Any further increases in the federal minimum wage or the enactment of additional state or local minimum wage increases where our employees may be located will increase our labor costs. Competition for employees in various markets could also result in higher required wage rates. Furthermore, the Company is self-insured for employee healthcare and dental benefits. The Company pays a substantial part of the healthcare benefits for team members at the general manager level and above and for those working at the Company’s corporate office. Liabilities associated with the risks that the Company retains are estimated in part, by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The estimated accruals for these liabilities are based on statistical analyses of historical industry data as well as the Company’s actual historical trends. If actual claims experience differs from the Company’s assumptions, historical trends, and estimates, changes in the Company’s insurance reserves could materially impact our results of operations.

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

Our financial performance is highly dependent on stores located in California. Stores located in California comprise over 93% of Company Stores and generate a significant portion of our Company Store revenue. These stores also comprise over 28% of our total system stores. In recent years, California and other states have experienced significant negative economic impact due to the distressed economic climate. If geographic regions in which we have a high concentration of stores continue to experience significant economic pressures, our sales and operating results could be negatively impacted. In addition, state and local laws, government regulations, weather conditions and natural disasters affecting California and other regions where we have a high concentration of stores may have a material impact upon our operating results.

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

Because our current growth strategy is to emphasize Franchise Store development, we receive an increasingly significant amount of our revenues in the form of royalties from our franchisees. Accordingly, the success of our business is increasingly dependent upon the operational and financial success of our franchisees. This strategy is subject to risks and uncertainties. While our franchise agreements set forth certain operational standards and guidelines, we have limited control over how our franchisees’ businesses are run, and any significant inability of our franchisees to operate successfully could adversely affect our operating results through decreased royalty payments. We may not be able to identify franchisee candidates with appropriate experience and financial resources or to negotiate mutually acceptable agreements with those that do. Our franchisee candidates may not have access to the financial or management resources that they need to open or continue operating the stores contemplated by their franchise agreements with us. In addition, franchisees may not be able to find suitable sites on which to develop new stores or negotiate acceptable lease terms for the sites, obtain the necessary permits and government approvals or meet construction schedules. If our franchisees incur too much debt or if economic or sales trends deteriorate such that they are unable to repay existing debt, it could result in financial distress or even possible insolvency or bankruptcy. Some of our franchisees experienced financial pressures during fiscal 2013. If a significant number of our franchisees become financially distressed, this could harm our operating results through reduced or delayed royalty payments or increased rent obligations for leased properties on which we are contingently liable.

Expansion into new geographic markets may present increased risks.

Franchise growth is planned in new geographic areas in the United States and select international markets for fiscal 2014. Our future results, and the results of new Franchise Stores, depend on various factors, including successful selection and expansion into these new geographic markets and market acceptance of the Jamba Juice experience. Those markets may have different competitive conditions, consumer tastes and discretionary spending patterns as compared to existing markets. As a result, those new stores may be less successful than stores in our existing markets. Consumers in a new market may not be familiar with the Jamba Juice brand, and we may need to build brand awareness in that market through greater investments in advertising and promotional activity than we originally planned. Franchisees may find it more difficult in new markets to hire, motivate and keep qualified employees who can project our vision, passion and culture. Stores opened in new markets may also have lower average store revenue than stores opened in existing markets, and may have higher construction, occupancy or operating costs than stores in existing markets. Furthermore, we may have difficulty in finding reliable suppliers or distributors or ones that can provide us, either initially or over time, with adequate supplies of ingredients meeting our quality standards. Revenue at stores opened in new markets may take longer to increase and reach expected revenue levels, and may never do so, thereby affecting our overall royalty income. As with the experience of other retail food concepts that have tried to expand nationally and internationally, we may find that the Jamba Juice concept has limited appeal to customers in new markets or we may experience a decline in the popularity of the Jamba Juice experience. Newly opened stores may not succeed, future markets and stores may not be successful and, even if we are successful, our average store revenue, and the royalty income generated therefrom, may not increase and may even decline.

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

The Company’s corporate headquarters is located at 6475 Christie Avenue, Emeryville, California. This facility is occupied under a lease for approximately 37,000 square feet, at a cost of approximately $1.2 million per year and has a lease term that expires on January 31, 2017.

The Company, including our franchisees, currently operates all of its stores under leases and typically signs five to 15 year leases. The Company does not intend to purchase real estate for any of its sites in the future. The Company believes that the size and flexibility of its format provide it with a competitive advantage in securing sites. At December 31, 2013, the Company served its customers primarily through a combination of Company Stores, Franchise Stores and International Stores in 35 different States, the District of Columbia, South Korea, Canada, and the Philippines.

	Store Count as of December 31, 2013
	Company Stores	Franchise & International Stores	Total
United States
Arizona	—	33	33
California	252	153	405
Colorado	—	24	24
Connecticut	—	1	1
Delaware	—	1	1
District of Columbia	—	2	2
Florida	—	19	19
Georgia	—	3	3
Hawaii	—	32	32
Idaho	—	9	9
Illinois	—	37	37
Indiana	—	3	3
Kansas	—	1	1
Kentucky	—	3	3
Louisiana	—	3	3
Maryland	—	3	3
Massachusetts	—	3	3
Michigan	—	1	1
Minnesota	—	8	8
Missouri	—	1	1
Montana	—	1	1
North Carolina	—	4	4
New Jersey	1	7	8
Nevada	—	16	16
New York	15	14	29
Ohio	—	4	4
Oklahoma	—	8	8
Oregon	—	24	24
Pennsylvania	—	4	4
Tennessee	—	2	2
Texas	—	43	43
Utah	—	23	23
Virginia	—	4	4
Washington	—	37	37
Wisconsin	—	3	3

	Store Count as of December 31, 2013
	Company Stores	Franchise & International Stores	Total
Wyoming	—	1	1
Total in United States	268	535	803
International
South Korea	—	27	27
The Philippines	—	9	9
Canada	—	12	12
Total International	—	48	48
Grand Total	268	583	851
ITEM 3.	LEGAL PROCEEDINGS

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

The closing price per share of Jamba, Inc. common stock as reported on the NASDAQ Global Market on March 3, 2014, was $12.55.

The following table sets forth, for the fiscal quarter indicated, the quarterly high and low closing sales prices of our shares of common stock as reported on the NASDAQ Global Market, as applicable, for each quarter during the last two fiscal years.

	Common Stock
	High	Low
2012 First Quarter	11.05	6.60
2012 Second Quarter	10.50	9.00
2012 Third Quarter	14.20	11.15
2012 Fourth Quarter	12.10	9.10
2013 First Quarter	15.00	11.75
2013 Second Quarter	17.43	12.80
2013 Third Quarter	16.38	12.70
2013 Fourth Quarter	13.70	10.66

We have not historically paid any cash dividends on our common stock. We intend to continue to retain earnings, to the extent we have earnings, for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

As of March 3, 2014, there were 91 holders of record of our common stock.

Performance Graph

The following graph compares our cumulative total stockholder return since December 30, 2008 with the cumulative total return of (i) the NASDAQ Composite Index, (ii) the Russell 2000 Index and (iii) Russell MicroCap Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 30, 2008. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The table below summarizes the Company’s recent financial information. The historical information was derived from the consolidated financial statements of Jamba, Inc. and subsidiary for the fiscal years ended December 31, 2013, January 1, 2013, January 3, 2012, December 28, 2010 and December 29, 2009. The data set forth below should be read in conjunction with the consolidated financial statements and notes thereto in Item 8 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

(In thousands, except share data and per share amounts)
Statements of Operations Data

	Fiscal Year Ended December 31, 2013(2)	Fiscal Year Ended January 1, 2013(2)	Fiscal Year Ended January 3, 2012(1)(2)	Fiscal Year Ended December 28, 2010(2)	Fiscal Year Ended December 29, 2009(2)
Revenue:
Company stores	$212,887	$215,125	$214,837	$254,491	$295,607
Franchise and other revenue	16,362	13,664	11,597	8,162	6,030
Total revenue	229,249	228,789	226,434	262,653	301,637
Costs and operating expenses (income):
Cost of sales	52,211	50,215	49,503	61,307	72,669
Labor	62,015	63,086	67,868	85,189	100,589
Occupancy	29,350	29,473	31,092	38,561	43,888
Store operating	34,986	33,612	32,847	38,358	38,734
Depreciation and amortization	10,974	11,062	12,463	14,610	18,271
General and administrative	37,771	40,771	37,798	37,262	37,044
Store pre-opening	880	604	965	648	516
Impairment of long-lived assets	728	711	1,291	2,778	12,639
Store lease termination and closure	148	421	721	4,255	1,234
Other operating, net	(2,182)	(1,779)	210	(4,292)	(3,840)
Total costs and operating expenses	226,881	228,176	234,758	278,676	321,744
Income (loss) from operations	2,368	613	(8,324)	(16,023)	(20,107)
Other (expense) income:
Gain on derivative liabilities	—	—	—	—	1,597
Interest income	9	61	159	73	404
Interest expense	(242)	(217)	(473)	(547)	(6,905)
Total other expense	(233)	(156)	(314)	(474)	(4,904)
Income (loss) before income taxes	2,135	457	(8,638)	(16,497)	(25,011)
Income tax (expense) benefit	(55)	(155)	340	(159)	1,066
Net income (loss)	2,080	302	(8,298)	(16,656)	(23,945)
Preferred stock dividends and deemed dividends	(588)	(2,181)	(2,331)	(4,077)	(1,860)
Net income (loss) available (attributable) to stockholders	$1,492	$(1,879)	$(10,629)	$(20,733)	$(25,805)
Weighted-average shares used in the computation of earnings (loss) per share:
Basic	16,793,235	14,139,888	13,262,131	11,742,299	10,726,460
Diluted	17,222,030	14,139,888	13,262,131	11,742,299	10,726,460
Earnings (loss) per share:
Basic	$0.09	$(0.13)	$(0.80)	$(1.77)	$(2.41)
Diluted	$0.09	$(0.13)	$(0.80)	$(1.77)	$(2.41)

(1)	Fiscal year ended January 3, 2012 contains the results of operations for 53 weeks.
(2)	Share and per share data have been adjusted for all periods presented to reflect a five-for-one reverse stock split effective May 31, 2013.

Selected Balance Sheet Data (at period end)

	December 31, 2013	January 1, 2013	January 3, 2012	December 28, 2010	December 29, 2009
Cash and cash equivalents	$32,386	$31,486	$19,607	$29,024	$28,757
Total assets	97,916	93,613	88,293	100,054	125,818
Total liabilities	71,074	72,101	68,109	72,112	80,213
Series B redeemable preferred stock	—	7,916	17,880	20,554	31,069
Total stockholders’ equity	26,842	13,596	2,304	7,388	14,536
Total liabilities and stockholders’ equity	97,916	93,613	88,293	100,054	125,818

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

The following table sets forth operating data that do not otherwise appear in our consolidated financial statements as of and for the fiscal years ended December 31, 2013 and January 1, 2013:

	Fiscal Year Ended
	December 31, 2013	January 1, 2013
Percentage change in Company Store comparable sales(1)	0.5%	5.1%
Total Company Stores	268	301
Total Franchise Stores – Domestic	535	473
Total International Stores	48	35
Total Stores	851	809

(1)	Percentage change in Company Store comparable sales compares the sales of Company Stores during the full fiscal year ended to the sales from the same Company Stores for the equivalent period in the prior year. A Company Store is included in this calculation after its first full fiscal year of operations. Sales from Franchise and International Stores are excluded in the Company Store comparable sales.

The following table sets forth certain data relating to Company Stores, Franchise Stores and International Stores for the periods indicated:

	Fiscal year ended
	December 31, 2013	January 1, 2013	January 3, 2012
Company Stores:
Beginning of year	301	307	351
Company Stores opened	2	1	9
Company Stores closed	(4)	(6)	(11)
Company Stores sold to franchisees	(31)	(1)	(42)
Total Company Stores	268	301	307

	Fiscal year ended
	December 31, 2013	January 1, 2013	January 3, 2012
Franchise Stores – Domestic:
Beginning of year	473	443	391
Franchise Stores opened	52	39	22
Franchise Stores closed	(21)	(10)	(12)
Franchise Stores purchased from Company	31	1	42
Total Franchise Stores – Domestic	535	473	443

	Fiscal year ended
	December 31, 2013	January 1, 2013	January 3, 2012
International Stores:
Beginning of year	35	19	1
International Stores opened	15	19	18
International Stores closed	(2)	(3)	—
Total International Stores	48	35	19

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

JAMBA, INC. OVERVIEW

Jamba, Inc. through its wholly-owned subsidiary, Jamba Juice Company, is a healthy, active lifestyle brand with a global business driven by a portfolio of company-owned and franchised Jamba Juice stores, innovative product platforms that utilize our JambaGO and Jamba Smoothie Station formats, and Jamba-branded consumer packaged goods (“CPG”). As a leading “better-for-you,” specialty food and beverage brand, Jamba offers great tasting, whole fruit smoothies, fresh squeezed juices and juice blends, hot teas, and a variety of food items including, hot oatmeal, breakfast wraps, sandwiches, Artisan FlatbreadsTM, baked goods and snacks in our restaurants. Jamba Juice Company expanded the Jamba brand by direct selling of CPG products and licensing its trademark.

Jamba, Inc. was incorporated in January 2005, and went public through an initial public offering later that year. In November 2006, the Company completed its acquisition of Jamba Juice Company, which first began operations in 1990. As of December 31, 2013, there were 851 Jamba Juice stores globally, consisting of 268 Company-owned and operated stores (“Company Stores”), 535 franchise-operated stores (“Franchise Stores”) in the United States, and 48 franchise-operated stores at international locations (“International Stores”).

Fiscal Year

Our fiscal year ends each year on the Tuesday closest to December 31st and therefore we have a 52 or 53 week fiscal year. This is the second fiscal year the Company’s results are being reported on the basis of four 13 week fiscal quarters which result in 12 fiscal periods. In a 53 week fiscal year, the fourth fiscal quarter has 14 weeks. The first and second periods of the fiscal quarters have four weeks each and the third period of each fiscal quarter has five or six weeks. In fiscal 2011 and prior fiscal years, the first fiscal quarter had sixteen weeks, the second and third quarters had twelve weeks each, and the fourth quarter had twelve or thirteen weeks. Unless otherwise stated, references to years in the report relate to fiscal years rather than to calendar years. The following fiscal periods are presented in this report.

Fiscal Period	Period Covered	Weeks
Fiscal Year 2013	January 2, 2013 to December 31, 2013	52
Fiscal Year 2012	January 4, 2012 to January 1, 2013	52
Fiscal Year 2011	December 29, 2010 to January 3, 2012	53

All references to store counts, including data for new store openings, are reported net of related store closures, unless otherwise noted.

EXECUTIVE OVERVIEW

Key Overall Strategies

Our BLEND Plan continues to guide the Company’s strategic plan to transform Jamba into a globally recognized healthy, active lifestyle brand. Since the introduction of the BLEND Plan in 2009, we successfully completed our financial and strategic turnaround (BLEND Plan 1.0) and accelerated our growth as a healthy, active lifestyle brand (BLEND Plan 2.0). Our BLEND Plan 3.0, launched in fiscal 2013, provides continuity and is the blueprint for focusing our resources on initiatives that will strengthen our total brand value.

We believe our BLEND Plan supports the Company’s mission to build Jamba into a global lifestyle brand with $1 billion in total retail sales from all businesses by the end of 2015, to be reached by offering consumers differentiated products and experiences at Jamba Juice stores and through other retail distribution channels. During fiscal 2013, we focused on strengthening our total brand value through brand building and total innovation, accelerating our overall growth by solidifying our underlying infrastructure and business model in pursuit of our mission.

The important drivers for fiscal 2014 will be our growth initiatives including our whole food blending and premium juice platforms, rapid global growth, leveraging our JambaGO opportunities and the pursuit of system-wide cost savings in order to improve profitability. Our focus for 2014 will be centered on “Whole Food Nutrition” which encompasses blending juices, whole fruits and vegetables into convenient and nutritious beverages. Jamba intends to launch integrated programs that deliver outstanding customer service and that provide our team members with superior product knowledge.

During 2013, we focused on transforming Jamba into a globally recognized healthy, active lifestyle brand, strengthening our total brand value through brand building and total innovation, and on establishing consistent organic growth in revenue, earnings and profitability.

We had a successful but challenging year in 2013. We made progress on several key priorities to strengthen our brand with successful juice and smoothie innovations and engaging marketing programs with strategic partners including Disney and ISIS. We also expanded our global retail store growth, added new channel strength and continued to explore new ways to reduce costs and improve productivity. Our opportunities included a combination of reduced consumer spending, adverse weather in key markets and heightened competition. We took actions and implemented changes in 2013 that we believe will have meaningful impact in accelerating our growth in 2014.

During 2013, Company Stores comparable sales growth was 0.5%, primarily due to increase in average check of 2.4%, partially offset by a decrease in traffic of 1.9%. We experienced Company Store comparable sales growth, resulting in two consecutive fiscal years of Company Store comparable sales growth. Contributing to the increase in Company Store comparable sales were our continued product and menu innovation across all day-parts, our engaging marketing programs, and accelerated retail growth across the system.

We opened 69 stores globally, including 25 Smoothie Stations, and added over 1,000 JambaGO units to retail store cafes at Target Stores across the United States. We also sold 31 Company Stores to franchisees, who are operating the stores as Franchise Stores. As a result, at December 31, 2013, the system is comprised of approximately 69% Franchise and International Store locations and 31% Company Store locations.

Fiscal 2013 Financial Summary

•	Net income was $2.1 million compared to $0.3 million for the prior year.
•	Company Stores comparable sales increased 0.5% for the year compared to the prior year, reflecting a third consecutive fiscal year comparable store sales growth.
•	System-wide comparable sales decreased 0.1% and Franchise Store comparable sales decreased 0.6% for the year compared to the prior year. System-wide and Franchise Store comparable store sales are non-GAAP financial measures and represent the change in year-over-year sales for all Company and Franchise Stores (system-wide) and for all Franchise Stores, respectively, opened for at least one full fiscal year.
•	Total revenue for the year decreased 0.2% to $229.2 million from $228.8 million for the prior year, primarily due to the net reduction in the number of Company Stores partially offset by the 0.5% increase in Company Store comparable sales and increased CPG branded product revenues.
•	General and administrative expenses decreased 7.4% to $37.8 million for the year compared to $40.8 million for the prior year.
•	Income from operations was $2.4 million and operating margin was 1.0% for the year.

•	Franchisees opened 67 new Jamba Juice stores, globally; 52 new Franchise Stores, which included 25 Smoothie Stations, in the United States and 15 new International Stores. At December 31, 2013, there were 851 stores globally; 268 Company Stores, 535 Franchise Stores and 48 International Stores.
•	Total JambaGO units as of December 31, 2013 were 1,851.

Fiscal 2013 Operational Highlights

Our fiscal 2013 accomplishments were based on our BLEND Plan strategic priorities announced in January 2013. These priorities were intended to strengthen Jamba’s core vision to inspire and simplify healthy living.

Brand Building and Total Innovation

Our main focus in 2013 was on building total brand value. We employed multi-channel marketing and total innovation initiatives, including consumer loyalty and marketing programs and partnerships. We have been addressing consumer health and wellness needs by offering specialty beverages and new product platforms that will meet our customers’ needs across all day-parts.

We partnered with the Jamba Healthy Living Council to design our new Jamba Kids Meals line and in January 2013, we launched our kids-focused smoothie offerings in three all-fruit and one fruit and veggie flavors together with two baked goods, which can be mixed and matched with the kid-sized smoothie offerings to make meals. All Jamba Kids Meals provide a significant source of protein, contain a full serving of whole grains and have 2.5 servings of fruit or fruit and vegetables. The Jamba Kids Meal is part of the National Restaurant Association’s Kids Live Well program, which requires that kids’ meals meet specific nutrition criteria as recommended by leading health organizations' scientific guidelines.

Our fresh squeezed juice platform, which utilizes fresh vegetables and fruits and is hand-crafted for the consumer, was expanded in 2013. Our line of fresh squeezed juices is built upon our key fresh ingredients —  kale, beet, pineapple, ginger, lemon, apple and cucumber. At December 31, 2013, this platform was available at 64 store locations. Our fresh squeezed juice provides at least two servings of fruit and/or vegetables, along with vitamins, nutrients and micronutrients.

We converted our line of Fruit & Yogurt Parfaits to Wellness Bowls to keep our product offerings fresh and trend-forward. Fresh Greek yogurt is served in a bowl with real whole fruit and soymilk topped with organic granola & fresh bananas. Our Wellness Bowls provide a good source of protein and fiber with at least two servings of fruit. In order to meet our customers’ health and wellness needs, we reformulated our California Flatbreads and re-launched the platform as Artisan Flatbreads that has delicious toppings on a hand-stretched, made with whole grain crust. Artisan flatbreads are available in two flavors and provide significant levels of protein and fiber.

We entered into a strategic product development alliance with the Quaker® Oats Company, a subsidiary of PepsiCo, Inc., and leader in whole grain oat based products, during the fiscal year. The partnership officially launched a first-of-its-kind, easy-to-blend version of the whole grain Quaker Oats, which was added to the roster of BoostsTM available in our stores nationwide. This new Quaker-branded boost delivers at least 16 grams, or one full serving, of whole grains. In addition, we introduced a new Whole Food BoostsTM platform allowing customers to add natural, whole foods to their favorite smoothies. The new, natural whole food boosts are nutrient-dense whole foods and are a source of protein, omega-3s and fiber. Our new Whole Food Boosts platform includes the Greek Yogurt BoostTM and the Chia Seeds Boost.

Our strong concern for people and the planet has driven us to continually seek to improve our environmental footprint across all areas of our business. Therefore, after several years of research and testing, we fully implemented the solution that allowed us to move away from the Styrofoam cup during the fiscal year. Our innovative paper cup allows us to continue offering a quality product to our consumers.

Our customer loyalty program (“Jamba Insider Rewards”), powered by SpendgoTM, was launched in February 2014. The program allows customers to register and earn rewards by simply typing their phone number into an easy-to-use touchscreen at the point of sale. Our Spendgo-powered loyalty program provides for customers to earn points which they can redeem when certain criteria are met. This program facilitates easy registration; enabling custom rewards based on individual purchase behavior and the ability to segment and derive insights for future programs.

Lifestyle Engagement

We continued our communication with consumers, and engaged them on how to achieve and maintain a healthy, active lifestyle. We also are developing integrated programs that will deepen and broaden the health and wellness knowledge of our team members across the system.

The annual Healthy Habits Sweepstakes, launched immediately after the New Year holiday, engages our customers on Facebook. We are now in our third year as a sponsor of the “Team Up for a Healthy AmericaTM” campaign established to help raise awareness of our nation’s obesity epidemic. We remain focused on opportunities to refine our promotional and communication efforts to drive traffic, build loyalty and to make Jamba a top-of-mind, better-for-you food and beverage brand through media, social media, public relations, and our website, JambaJuice.com.

Television sports commentator and former Olympic champion Summer Sanders became a Jamba spokesperson and a member of the Jamba Healthy Living Council during fiscal 2013. The Council has been benefitting from her knowledge of and passion for healthy living. Additionally, in April 2013, Jake Steinfeld, known for his popular “Body by Jake” brand, became a spokesperson for the Jamba brand and a member of the Healthy Living Council. Mr. Steinfeld launched the Jamba Healthy Living Fitness Council and has been hosting promotional events and other activities to support of our new and expanded fresh-squeezed juice offerings, primarily at our Company Store in Santa Monica, California. In addition, we added San Francisco 49ers tight end Vernon Davis, along with tennis star Venus Williams to the Council. All members of the Council serve as credible and inspirational advocates for healthy living.

In July 2013, we announced our first major theatrical motion picture promotion with The Walt Disney Company for the release of “Disney's Planes,” an action-packed 3D animated comedy adventure, which opened at movie theaters during the summer. Jamba Juice was the exclusive Quick Service Restaurant and beverage provider in the U.S. chosen to participate in promotional activities for the movie's release. In addition, Jamba continued to be the Official Smoothie Partner for the Rock & Roll Marathon series in 2013. In 2013, we entered into a multi-year partnership with GENYOUth Foundation, a nonprofit organization dedicated to nurturing child health and wellness through improved nutrition and physical activity. We combined forces to support students across the United States by working with schools, community groups and other national organizations to design programs and initiatives, which facilitate better dietary and physical activity. We have been participating in events such as regional Town Halls in San Francisco and St. Louis and by supporting GENYOUth’s programs to empower students to make changes in their schools.

During November 2013, we launched a joint promotion with ISIS, the mobile commerce joint venture created by AT&T Mobility, T-Mobile US Inc. and Verizon Wireless, where ISIS agreed to purchase up to one million smoothies or juices for their consumers who utilize their tap to pay Mobile WalletTM technology. The ISIS Mobile Wallet leverages the near field communication technology used in smartphones produced by the partners of ISIS.

Expand Growth Initiatives

Our growth initiatives encompass the multiple portfolio opportunities we have to expand our restaurant business on a global basis, including traditional and non-traditional stores, smaller footprint Jamba Smoothie Stations and the JambaGO format.

In fiscal 2013, we expanded our limited menu Smoothie Stations, and launched drive-thru store locations and our fresh juice bar concept in Jamba Juice stores as well as the initiative to refresh and redesign existing stores over four years. Our refresh and remodel program includes transforming our store layout and format to (1) provide customers with an enhanced experience in our stores by using environmentally friendly building materials, brighter lighting, updated graphics, bold colors and seating arrangements compatible with the individual store footprint and (2) facilitate fresh-squeezed juice bars in certain store locations. We expect to open 60 to 80 stores and Smoothie Stations by the end of fiscal 2014, globally, primarily through franchisees. The actual number of openings may differ from our expectations due to various factors, including franchisee access to capital and economic conditions.

Domestic

During fiscal 2013, franchisees developed and opened 52 new Franchise Stores, comprised of 43 non-traditional stores, including 25 Jamba Smoothie Stations, and nine traditional stores. As of December 31, 2013, we had 31 area developers with rights to develop additional Franchise Stores pursuant to development agreements. The exclusive territories covered by these agreements include selected markets in the states of California, Colorado, Connecticut, Florida, Hawaii, Indiana, Kansas, Kentucky, Maryland, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Oregon, Pennsylvania, Tennessee, Utah, Washington State, Washington, D.C., and Wisconsin.

International

In March 2013, we entered into a master franchise agreement with Casa Operadora de Franquicias MAV S.A.P.I de C.V., to develop 80 Jamba Juice stores in Mexico over the next ten years. The first Jamba Juice store in Mexico is expected to open during the first quarter of 2014. In December 2013, we entered into a master franchise agreement with Foodmark, the Food and Beverage division of Landmark Group, the leading retail and hospitality group in MENA and India with over 22 million square feet of retail space across 1,600 locations in 19 countries, to develop 80 Jamba Juice stores in the Gulf Corporation Council region over the next 10 years. The first Jamba Juice store is expected to open in Dubai in 2014. As of December 31, 2013, we had five international master developers with commitments to open an aggregate of 371 additional stores at International locations.

Our other master developers opened a total of 15 international store locations during fiscal 2013, six in South Korea, six in Canada and three in the Philippines. We continue to engage in discussions with potential partners about expansion into other international markets.

New Products, Partners, Channels and Markets

During 2013, we consolidated our JambaGO, Jamba Smoothie Stations, Jamba-branded CPG products and Talbott Teas all together under one organization unit called Jamba New Ventures. This structure will facilitate synergies, allow for improved resource allocation and investment choices, and thereby increase shareholder return.

We launched a new fruit and veggie flavor for Jamba branded Make-at-Home Frozen Smoothie Kit and extended distribution of our snacks, energy drinks and frozen novelties offerings during the fiscal year.

New Ventures

In October 2013, our JambaGO concept was launched in over 1,000 retail locations across the United States, bringing our total JambaGO units to 1,851 at December 31, 2013. Our JambaGO concept also continues to expand throughout K-12 schools, convenience stores and other similar locations. We expect to launch approximately 1,000 JambaGO units by the end of fiscal 2014.

We continue to develop new partnerships to extend the Jamba brand into relevant categories. During 2013, we further expanded distribution of our CPG direct selling businesses to new channels thereby increasing accessibility of the brand. Jamba-branded products continue to have a presence in all 50 states. We also continue to evaluate and meet with potential licensees about new product categories that leverage our core brand strength.

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

During the fourth quarter of 2013, we launched a major cost improvement and productivity program which is expected to yield savings of 100 to 200 basis points in operating margin once fully operationalized. We are partnering with a leading global consulting firm and expect to realize the savings in 2014 and beyond. The program is primarily focused on driving down costs in our supply chain and will enhance the work already done to help to mitigate the effect of commodity price increases.

We also continue to focus attention on techniques to refine our labor deployment and service tools to ensure efficient service to our customers. We continue to increase our digital activities, which contribute to improved speed of service. The launch of ISIS Mobile Wallet in a joint promotion with ISIS provides another opportunity to further improve speed of service in our stores, by utilizing the tap to pay technology.

During fiscal 2013, operating margin increased by 70 basis points or $1.8 million to $2.4 million, due to the increase in Company Store comparable sales and the growth in our JambaGO business model. Our Company Store-level margins improved due to the leverage of the fixed cost component in labor and store operating costs, as a result of our comparable store sales growth. Our operating margin for the fiscal year increased primarily due to growth in our JambaGO and CPG model and our improved store portfolio economics.

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

Goodwill & Other Intangible Assets

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

Other Intangible Assets with Indefinite Lives

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

Other Intangible Assets with Finite Lives

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

Jambacard Revenue Recognition

We sell our jambacards to our customers in our retail stores, through our website at www.jambajuice.com and through our resellers. Our jambacards do not have an expiration date. We recognize income from jambacards when (i) the jambacard is redeemed by the customer or (ii) the likelihood of the jambacard being redeemed by the customer is remote (also referred to as “breakage”), and we determine that we do not have a legal obligation to remit the value of unredeemed jambacards to the relevant jurisdictions. We determine the jambacard breakage amount based upon historical redemption patterns. We have concluded that after three years of inactivity the likelihood of redemption becomes remote, and we recognize breakage at that time. Jambacard breakage income is included in other operating, net in the consolidated statements of operations. If the historical redemption pattern changes, our financial statements could be materially affected.

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

A valuation allowance is provided for deferred tax assets when it is “more likely than not” that some portion of the deferred tax asset will not be realized. Because of our recent history of operating losses, we believe the recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, have maintained a full valuation allowance against our deferred tax assets as of December 31, 2013.

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

These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility and the expected life of the award. The risk-free rate of interest is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. Expected dividends are zero based on history of not paying cash dividends on our common stock. Expected volatility is based on a 100% of historic daily stock price observations of our common stock since our inception during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. We make assumptions for the number of awards that will ultimately not vest (“forfeitures”) in determining the share-based compensation expense for these awards. We use historical data to estimate expected employee behaviors related to option forfeitures. We apply the guidance provided by the SEC Staff Accounting Bulletin No. 110 to determine expected life. Currently, there is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models or assumptions, nor is there a means to compare and adjust the estimates to actual values, except for annual adjustments to reflect actual forfeitures.

The fair value of restricted stock units is determined based on our closing stock price on the date of grant. The restricted stock units granted to employees typically vest and become unrestricted over the three year period following the date of grant. The restricted stock units granted to non-employee directors typically vest and become unrestricted one year after the date of grant. Share-based compensation expense is recognized ratably over the vesting periods for restricted stock units.

The fair value of performance stock units (“PSUs”), which are granted to Company Vice Presidents and above, is determined based on the fair value at grant date. We record expenses related to PSUs with criteria based on market performance by recognizing grant date fair value over the vesting period. Compensation expense for PSUs with criteria based on predetermined internal performance targets such as EBITDA, is recorded when it is probable that the performance criteria will be met.

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

RESULTS OF OPERATIONS

The discussion that follows should be read in conjunction with the consolidated financial statements and notes thereto. Our consolidated results of operations for fiscal 2013, 2012 and 2011 are summarized below.

(In thousands, except share data and per share amounts)

	Year ended December 31, 2013	%(1)	Year ended January 1, 2013	%(1)	Year ended January 3, 2012	%(1)
Revenue:
Company Stores	$212,887	92.9%	$215,125	94.0%	$214,837	94.9%
Franchise and other revenue	16,362	7.1%	13,664	6.0%	11,597	5.1%
Total revenue	229,249	100.0%	228,789	100.0%	226,434	100.0%
Costs and operating expenses (income):
Cost of sales	52,211	24.5%	50,215	23.3%	49,503	23.0%
Labor	62,015	29.1%	63,086	29.3%	67,868	31.6%
Occupancy	29,350	13.8%	29,473	13.7%	31,092	14.5%
Store operating	34,986	16.4%	33,612	15.6%	32,847	15.3%
Depreciation and amortization	10,974	4.8%	11,062	4.8%	12,463	5.5%
General and administrative	37,771	16.5%	40,771	17.8%	37,798	16.7%
Store pre-opening	880	0.4%	604	0.3%	965	0.4%
Impairment of long-lived assets	728	0.3%	711	0.3%	1,291	0.6%
Store lease termination and closure.	148	0.1%	421	0.2%	721	0.3%
Other operating, net	(2,182)	(1.0)%	(1,779)	(0.8)%	210	0.1%
Total costs and operating expenses	226,881	99.0%	228,176	99.7%	234,758	103.7%
Income (loss) from operations	2,368	1.0%	613	0.3%	(8,324)	(3.7)%
Other income (expense):
Interest income	9	0.0%	61	0.0%	159	0.1%
Interest expense	(242)	(0.1)%	(217)	(0.1)%	(473)	(0.2)%
Total other expense, net	(233)	(0.1)%	(156)	(0.1)%	(314)	(0.1)%
Income (loss) before income taxes	2,135	0.9%	457	0.2%	(8,638)	(3.8)%
Income tax (expense) benefit	(55)	(0.0)%	(155)	(0.0)%	340	0.2%
Net income (loss)	$2,080	0.9%	$302	0.2%	$(8,298)	(3.6)%
Preferred stock dividends and deemed dividends	(588)	(0.3)%	(2,181)	(1.0)%	(2,331)	(1.0)%
Net income (loss) attributable to common stockholders	$1,492	0.6%	$(1,879)	(0.8)%	$(10,629)	(4.6)%
Weighted-average shares used in the computation of earnings (loss) per share:
Basic	16,793,235		14,139,888		13,262,131
Diluted	17,222,030		14,139,888		13,262,131
Earnings (loss) per share:
Basic	$0.09		$(0.13)		$(0.80)
Diluted	$0.09		$(0.13)		$(0.80)

(1)	Cost of sales, labor, occupancy and store operating expense percentages are calculated using Company Stores revenue. All other line items are calculated using Total revenue. Certain percentage amounts do not sum to total due to rounding.

Revenue
(in 000s)

	Year Ended December 31, 2013	% of Total Revenue	Year Ended January 1, 2013	% of Total Revenue	Year Ended January 3, 2012	% of Total Revenue
Revenue:
Company Stores	$212,887	92.9%	$215,125	94.0%	$214,837	94.9%
Franchise and other revenue	16,362	7.1%	13,664	6.0%	11,597	5.1%
Total revenue	$229,249	100.0%	$228,789	100.0%	$226,434	100.0%

Fiscal Year 2013 to Fiscal Year 2012

Total revenue in fiscal 2013 was $229.2 million, an increase of $0.5 million or 0.2% compared to $228.8 million in fiscal 2012. Total revenue is comprised of revenue from Company Stores, royalties and fees from Franchise Stores in the U.S. and from International Stores, income from JambaGO locations, license income from sales of Jamba-branded CPG products and direct sales of CPG products.

Company Store revenue

Company Store revenue in fiscal 2013 was $212.9 million, a decrease of $2.2 million or 1.0% compared to $215.1 million in fiscal 2012. The decrease in Company Store revenue was due primarily to a net reduction in Company Stores due to our refranchising strategy, partially offset by an increase in Company Store comparable sales, as illustrated by the following table:

Company Store Decrease in Revenue (in 000’s) 2013 vs. 2012
Reduction in number of Company Stores, net	$(5,090)
Company Store comparable sales increase	1,044
Impact of accounting adjustment for fiscal 2013	1,808
Total change in Company Store revenue	$(2,238)

Company Store comparable sales increased $1.0 million for fiscal 2013, or 0.5%, and is driven by an increase of 2.4% in average check, partially offset by a decrease of 1.9% in transaction count. Company Store comparable sales represent the change in year-over-year sales for all Company Stores opened for at least one full fiscal year. As of December 31, 2013 approximately 99% of our Company Stores had been open for at least one full fiscal year. The percentage change in Company Store comparable sales compares the sales of Company Stores during fiscal 2013 to the sales from the same Company Stores for the equivalent prior year.

During the fourth quarter of fiscal 2013, the Company corrected a classification error in its accounting for payments to resellers of jambacards, for the first three quarters of 2013. Management evaluated the materiality of the errors from qualitative and quantitative perspectives and concluded that the errors were immaterial to the current year and all fiscal quarters of 2013. The Company has revised the amounts related to Q1 through Q3 of fiscal 2013 in preparing the accompanying consolidated financial statements of operations for fiscal quarters of 2013, and will also revise its quarterly historical financial statements when they are published in future filings. The correction of the immaterial error resulted in an increase in Company Store revenue and a corresponding increase in Store operating expense. The corrected classification for the fiscal year ended December 31, 2013 was $1.8 million and there is no impact to the net income results.

Franchise and other revenue

Franchise and other revenue for fiscal 2013 was $16.4 million, an increase of $2.7 million, or 19.7% compared to franchise and other revenue of $13.7 million in fiscal 2012 primarily due to the net increase in the number of Franchise and International Stores (approximately $1.0 million) and revenue generated by JambaGO and CPG (approximately $1.6 million).

The number of Franchise Stores and International Stores grew to 583 as of December 31, 2013 compared to 508 as of January 1, 2013.

Fiscal Year 2012 to Fiscal Year 2011

Total revenue in fiscal 2012 was $228.8 million, an increase of $2.4 million or 1.0%, compared to $226.4 million in fiscal 2011.

Company Store revenue

Company Store revenue in fiscal 2012 was $215.1 million, an increase of $0.3 million or 0.1% compared to $214.8 million in fiscal 2011. The increase in Company Store revenue is primarily due to the increase in comparable store sales, partially offset by a net reduction in Company Stores due to the refranchising initiative, and there being one less week in the 52 week period ended January 1, 2013 compared to the 53 week period ended January 3, 2012, and as illustrated by the following table:

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

The number of Franchise Stores and International Stores grew to 508 as of January 1, 2013 compared to 462 as of January 3, 2012.

Cost of sales

Fiscal Year 2013 to Fiscal Year 2012

Cost of sales is mostly comprised of fruit, dairy, and other products used to make smoothies and juices, paper products, costs related to managing our procurement program and vendor rebates. As a percentage of Company Store revenue, cost of sales increased to 24.5% in fiscal 2013 compared to 23.3% in fiscal 2012. The increase of cost of sales as a percentage of Company Store revenue was primarily due to a reduction in price points resulting from promotional tactics (approximately 0.6%), increases in commodity costs (approximately 0.1%) and fees related to supply chain optimization project (approximately 0.5%). Cost of sales in fiscal 2013 was $52.2 million, an increase of $2.0 million, or 4.0%, compared to $50.2 million in fiscal 2012. The increase in cost of sales was primarily due to additional costs associated with the work performed to optimize supply chain efficiencies (approximately $1.1 million) and increased costs associated with the roll-out of the more environmentally friendly double-walled paper cups (approximately $0.9 million).

Fiscal Year 2012 to Fiscal Year 2011

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

Labor

Fiscal Year 2013 to Fiscal Year 2012

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. As a percentage of Company Store revenue, labor costs were 29.1% in fiscal 2013 compared to 29.3% for fiscal 2012. Labor costs in fiscal 2013 were $62.0 million a decrease of $1.1 million or 1.7%, compared to $63.1 million in fiscal 2012. Our refranchising strategy has resulted in a decrease in the number of Company Stores and the related labor costs and expenses to operate, manage, and support these refranchised Company Stores, which was partially offset by the increased labor costs to support the increased sales.

Fiscal Year 2012 to Fiscal Year 2011

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

Occupancy

Fiscal Year 2013 to Fiscal Year 2012

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes, licenses and property insurance for all Company Store locations. As a percentage of Company Store revenue, occupancy costs increased to 13.8% in fiscal 2013, compared to 13.7% in fiscal 2012 primarily due to higher pro-rated tenancy costs in various traditional and mall locations. Occupancy costs in fiscal 2013 were $29.4 million, compared to $29.5 million in fiscal 2012. Our refranchising strategy has resulted in a decrease in the number of Company Stores and the related occupancy costs and expenses to operate, manage, and support these refranchised Company Stores, which was partially offset by increased occupancy costs to support the increased sales and increased common area maintenance charges.

Fiscal Year 2012 to Fiscal Year 2011

As a percentage of Company Store revenue, occupancy costs decreased to 13.7% in fiscal 2012, compared to 14.5% in fiscal 2011. The decrease in occupancy costs as a percentage of Company Store revenue was primarily due to the impact of leverage as a result of the increase in Company Store comparable sales (approximately 0.8%). Occupancy costs for fiscal 2012 were $29.5 million, a decrease of $1.6 million, or 5.2%, compared to $31.1 million for fiscal 2011. Our refranchising initiative resulted in a decrease in the number of Company Stores and the related occupancy costs and expenses to operate, manage, and support these refranchised Company Stores. In addition, the change from a 53 week fiscal 2011 to 52 week fiscal 2012 resulted in a decrease in Company Stores occupancy costs attributed to the period.

Store operating

Fiscal Year 2013 to Fiscal Year 2012

Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses. As a percentage of Company Store revenue, total store operating expenses in fiscal 2013 were 16.4%, compared to 15.6% in fiscal 2012 was primarily attributable to the reclassification of marketing discounts to store operating expenses (approximately 0.9%). Total store operating expenses in fiscal 2013 were $35.0 million, an increase of $1.4 million, or 4.1%, compared to $33.6 million in fiscal 2012. The increased store operating costs related to marketing expense (approximately $1.9 million) were primarily attributable to the accounting adjustment to reclassify payments to jambacard resellers, previously recorded as reductions in revenue, and was partially offset by the impact of our refranchising strategy which has resulted in a decreased number of Company Stores and related costs and expenses.

Fiscal Year 2012 to Fiscal Year 2011

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

Depreciation and amortization

Fiscal Year 2013 to Fiscal Year 2012

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. As a percentage of total revenue, depreciation and amortization remained relatively flat in fiscal 2013 with fiscal 2012. Depreciation and amortization in fiscal 2013 was $ 11.0 million, a decrease of $0.1 million, or 0.8%, compared to $11.1 million in fiscal 2012. Our refranchising strategy resulted in a decrease in the number of Company Stores and related assets, resulting in a reduction in the carrying value of Company Store fixed assets, partially offset by additions resulting from the expansion of the Juice concept.

Fiscal Year 2012 to Fiscal Year 2011

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

General and administrative

Fiscal Year 2013 to Fiscal Year 2012

General and administrative (“G&A”) expenses include costs associated with our corporate headquarters in Emeryville, CA, field supervision, performance related incentives, outside and contract services, accounting and legal fees, travel and travel-related expenses, share-based compensation and other. As a percentage of total revenue, total G&A expenses decreased to 16.5% in fiscal 2013 compared to 17.8% in fiscal 2012. Total G&A expenses in fiscal 2013 were $37.8 million, a decrease of $3.0 million or 7.4%, compared to $40.8 million in fiscal 2012. The decrease of total G&A expenses was primarily due to reduced semi-annual performance related incentives (approximately $2.9 million).

Fiscal Year 2012 to Fiscal Year 2011

As a percentage of total revenue, G&A expenses increased to 17.8% in fiscal 2012, compared to 17.6% in fiscal 2011. Total G&A expenses for fiscal 2012 were $40.8 million, an increase of $3.0 million, or 7.9%, compared to $37.8 million for fiscal 2011. The increase of total G&A expenses was primarily due to costs resulting from accelerated investment in new and expanded growth initiatives (approximately $2.3 million), the increase in expenses for our semi-annual performance related incentives (approximately $1.3 million), and increased non-cash share-based compensation (approximately $0.8 million), partially offset by the decrease in litigation charges (approximately $1.0 million) and the change to 52 weeks in fiscal 2012 compared to 53 weeks in fiscal 2011 (approximately $0.5 million).

Store pre-opening

Fiscal Year 2013 to Fiscal Year 2012

Store pre-opening costs are primarily expenses incurred for training new store personnel, pre-opening marketing and pre-opening rent. Store pre-opening costs in fiscal 2013 were $0.9 million, an increase of $0.3 million, or 45.7%, compared to $0.6 million for the prior year. The increase in expense is primarily due to the opening of two new Company Stores in fiscal 2013, 52 new Franchise Stores and 15 new International Stores during fiscal 2013 as compared to the prior year, when one new Company Store, 39 new Franchise Stores and 19 new International Stores were opened.

Fiscal Year 2012 to Fiscal Year 2011

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

Impairment of long-lived assets

Fiscal Year 2013 to Fiscal Year 2012

Long-lived assets are reviewed for impairment when indicators of impairment are present. Expected future cash flows associated with an asset, in addition to other quantitative and qualitative analyses, including certain assumptions about expected future operating performance and changes in economic conditions are the key factors in determining undiscounted future cash flows. If the sum of the undiscounted cash flows is less than the carrying value of the asset, we recognize an impairment loss equal to the amount by which carrying value exceeds the fair value of the asset. For more information, please refer to the discussion under “Business and Summary of Significant Accounting Policies — Impairment of Long-Lived Assets” included in Note 1 in the Notes to Consolidated Financial Statements.

Impairment of long-lived assets in fiscal 2013 was $0.7 million, flat compared to fiscal 2012, representing a small number of underperforming stores.

Fiscal Year 2012 to Fiscal Year 2011

Impairment of long-lived assets in fiscal 2012 was $0.7 million, a decrease of $0.6 million, or 44.9%, compared to $1.3 million in fiscal 2011. The decrease of impairment charge for long-lived assets was primarily due to fewer underperforming stores that had not been previously impaired compared to the prior year.

Other operating, net

Fiscal Year 2013 to Fiscal Year 2012

Other operating, net consists primarily of gain or loss on disposals, income from jambacard breakage, store lease termination, and closure costs, jambacard-related fees, and expenses related to our franchise, consumer packaged goods and JambaGO activities. For fiscal 2013, other operating, net was income of $2.2 million, compared to income of $1.8 million for fiscal 2012. The increase in income of $0.4 million was primarily due to a net gain on disposal of fixed assets (approximately $3.8 million) mainly from activities pursuant to our refranchising strategy, the gain on our contingent consideration, which is recorded at fair value (approximately $0.7 million) and a decrease in jambacard-related fees (approximately $0.6 million); partially offset by an increase in direct expense related to consumer packaged goods and JambaGO activities

(approximately $2.4 million), a decrease in jambacard breakage income (approximately $1.1 million), a decrease in gain on sale of investment (approximately $0.5 million) and an increase in expenses related to domestic and international franchise activities (approximately $0.5 million).

Fiscal Year 2012 to Fiscal Year 2011

For fiscal 2012, other operating, net was $1.8 million of income, compared to expense of $0.2 million for fiscal 2011. The increase in income of $2.0 million is primarily due to lower loss on disposal of fixed assets as sale of Company Stores pursuant to our refranchising initiative ended in April 2011 (approximately $1.4 million), a reduction in international franchise expense (approximately $0.6 million), gain on sale of our investment in our Hawaiian joint venture (approximately $0.5 million) and an increase in jambacard breakage income for fiscal 2012, (approximately $0.6 million), partially offset by an increase in expenses related to our CPG business and JambaGO (approximately $0.6 million), and an increase in jambacard and franchise-related expense (approximately $0.5 million).

Interest expense

Fiscal Year 2013 to Fiscal Year 2012

Interest expense in fiscal 2013 and fiscal 2012 was $0.2 million.

Fiscal Year 2012 to Fiscal Year 2011

Interest expense in fiscal 2012 was $0.2 million compared to $0.5 million in fiscal 2011 primarily due to lower lease termination obligations. In addition, during fiscal 2012 and fiscal 2011, we paid cash dividends on the Series B Preferred Stock totaling $1.3 million and $1.6 million, respectively. During the third quarter of fiscal 2012, holders of 93,500 shares of outstanding Series B-1 Preferred Stock and 2,000 shares of outstanding Series B-2 Preferred Stock converted such stock into an aggregate of 1,910,000 shares of common stock resulting in related accelerated accretion charges or deemed dividends of $0.7 million.

Income tax expense/benefit

Fiscal Year 2013 to Fiscal Year 2012

Income tax expense in fiscal 2013 was $(0.1) million compared to an income tax expense of $(0.2) million for fiscal 2012. The decrease in income tax expense was primarily due to the change in valuation allowance related to deductible temporary differences originating during the current year, the foreign withholding taxes and a favorable adjustment of our federal alternative minimum tax liability in the current year. The increase in foreign withholding taxes was primarily due to the increase in our franchise and royalty income in foreign countries in fiscal 2013.

Fiscal Year 2012 to Fiscal Year 2011

Income tax expense in fiscal 2012 was $(0.2) million compared to an income tax benefit of $0.3 million for fiscal 2011. The increase in income tax expense was primarily due to the change in valuation allowance related to deductible temporary differences originating during the current year, the alternative minimum taxes and foreign withholding taxes. We started to have U.S. taxable income in fiscal 2012 and due to the net operating loss carryforwards which can offset regular taxable income, we began to be subject to the alternative minimum taxes. The increase in foreign withholding taxes was primarily due to the increase in our franchise and royalty income in the foreign countries in fiscal 2012.

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

Franchise Store comparable sales, a non-GAAP financial measure, represents the change in year-over-year sales for all Franchise Stores opened for at least one full fiscal year, as reported by franchisees and excludes International Stores.

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

The following table sets forth operating data that do not otherwise appear in our consolidated financial statements as of and for the 52 week period ended December 31, 2013 and the 52 week period ended January 1, 2013:

	52 Week Period Ended	52 Week Period Ended
	December 31, 2013	January 1, 2013
Percentage change in Company Store comparable sales(1)	0.5%	5.1%
Percentage change in Franchise Store comparable sales(2)	-0.6%	5.1%
Percentage change in system-wide comparable sales(2)	-0.1%	5.1%
Total Company Stores	268	301
Total Franchise Stores	535	473
Total International Stores	48	35

(1)	Percentage change in Company Store comparable sales compares the sales of Company Stores during fiscal year 2013 to the sales from the same Company Stores for fiscal year 2012. A Company Store is included in this calculation after its first full fiscal year of operations. Sales from Franchise and International Stores are not included in the Company Store comparable sales.
(2)	Percentage change in system-wide comparable sales compares the combined sales of Company and Franchise Stores, excluding Smoothie Stations, during fiscal year 2013 to the combined sales from the same Company and Franchise Stores for the fiscal year 2012. A Company or Franchise Store is included in this calculation after its first full fiscal period of operations. System-wide comparable store sales do not include International Stores, Smoothie Stations and JambaGO locations.

The number of JambaGO units in operation at the end of fiscal 2013 was 1,851.

The following table sets forth certain data relating to Company Stores and Franchise Stores for the periods indicated:

	52 week period ended December 31, 2013		52 week period ended January 1, 2013
	Domestic	International	Domestic	International
Company Stores:
Beginning of period	301	—	307	—
Company Stores opened	2	—	1	—
Company Stores closed	(4)	—	(6)	—
Company Stores sold to franchisees	(31)	—	(1)	—
Total Company Stores	268	—	301	—

	52 week period ended December 31, 2013		52 week period ended January 1, 2013
	Domestic	International	Domestic	International
Franchise and International Stores:
Beginning of period	473	35	443	19
Stores opened	52	15	39	19
Stores closed	(21)	(2)	(10)	3
Stores purchased from Company	31	—	1	—
Total Franchise Stores	535	48	473	35

Refranchising Strategy

In May 2009, we announced our refranchising initiative under which we stated our intent to sell existing Company Stores to new or existing franchisees who want to operate multiple store locations. Our refranchising initiative is a key driver to accelerate growth and to achieve certain operational efficiencies. This initiative also helped to shift our business to an asset light model. We initially planned to complete the sale of up to 150 Company Stores to new or existing franchisees. By the close of fiscal 2011, we had completed the sale of 174 Company Stores.

During fiscal 2013, we refranchised 31 stores. As we drive toward our goal of 70% franchise-operated locations, we expect to complete multiple refranchise transactions during fiscal 2014.

In the majority of refranchising transactions, we entered into development agreements committing buyers to build additional Franchise Stores in regions their purchased stores occupy. In addition, as part of these refranchising transactions, buyers of mature Company Stores are obligated to refresh and refurbish these stores.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Summary

The following table summarizes our cash flows for each of the past three full fiscal years (in thousands):

	December 31, 2013	January 1, 2013	January 3, 2012
Net cash provided by (used in) operating activities	$10,470	$17,568	$(1,080)
Net cash used in investing activities	(10,234)	(4,498)	(7,010)
Net cash provided by (used in) financing activities	664	(1,191)	(1,327)
Net increase (decrease) in cash and cash equivalents	$900	$11,879	$(9,417)

Liquidity

As of December 31, 2013, we had cash and cash equivalents of $32.4 million compared to $31.5 million in cash and cash equivalents as of January 1, 2013. As of December 31, 2013 and January 1, 2013, we had no short term or long term debt. Our primary sources of liquidity are cash flows provided by operating activities. In addition, we have a revolving line of credit with Wells Fargo Bank, National Association for $15.0 million, which we may utilize as described below. In the future, we may enter equipment leasing arrangements and incur additional indebtedness as necessary and as permitted under our credit agreement. We cannot assure, however, that such financing will be available on favorable terms or at all.

We expect that our cash on hand and future cash flows provided by operating activities will be sufficient to fund our working capital and general corporate needs and the non-discretionary capital expenditures for the foreseeable future. Our primary liquidity and capital requirements are for working capital and general corporate needs and the planned fiscal 2014 capital expenditures. The use of cash to fund discretionary capital expenditures will be based on the need to conserve our capital.

On February 14, 2012, we entered into a Credit Agreement with Wells Fargo Bank, National Association (the “Lender”) which, as amended on November 1, 2012, July 22, 2013 and November 4, 2013 (as amended, the “Credit Agreement”) makes available to the Company a revolving line of credit in the amount of $15.0 million. The outstanding balance under the Credit Agreement bears interest at a LIBOR Market Index Rate based upon the rate for one month U.S. dollar deposits, plus 2.50% per annum. Under the terms of the Credit Agreement, the Company is required to maintain maximum consolidated leverage ratios, minimum levels of tangible net worth and a minimum fixed charge coverage ratio. The Credit Agreement terminates July 22, 2016, or may be terminated earlier by us or by the Lender. This credit facility is subject to customary affirmative and negative covenants for credit facilities of this type, including limitations on us with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions and dispositions of assets. The credit facility is evidenced by a revolving note made by us in favor of the Lender, is guaranteed by us and is secured by substantially all of our assets including the assets of our subsidiaries and a pledge of stock of our subsidiaries. In addition, the Credit Agreement replaced restricted cash requirements established in prior periods, as the line of credit also collateralizes our outstanding letters of credit of $0.9 million.

During fiscal 2013, there were no borrowings under the Credit Agreement. To acquire the credit facility, we incurred upfront fees which are being amortized over the term of the Credit Agreement. As of December 31, 2013, the unamortized commitment fee amount was less than $0.1 million and is recorded in prepaid expenses and other current assets on the balance sheet. As of December 31, 2013, we were in compliance with all related covenants and the unused borrowing capacity under the agreement was $14.1 million.

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

Operating Activities

Net cash provided by operating activities was $10.5 million in fiscal 2013, compared to $17.6 million in fiscal 2012, reflecting a net decrease in cash flows of $7.1 million. This decrease in cash provided by operating activities was primarily due to a net increase of cash used in accounts payable and other liabilities and a net decrease in cash provided by accounts receivable and other assets (approximately $6.3 million) and a decrease in net income after adjustments for noncash items (approximately $0.8 million). The increase in cash used relate to various events that occurred at the end of fiscal 2013 and for which cash was received or expected to be received after year end (approximately $2.0 million) and the timing of certain payments due to the fiscal year end coinciding with the calendar year end.

The amount of cash provided by our operating activities during any particular fiscal year is highly subject to variations in the seasons. The first and fourth quarters of the fiscal year encompasses the winter and holiday season when we traditionally generate our lowest revenue, and our second and third quarters of the fiscal year encompasses the warmer seasons where a significant portion of our revenue and cash flows are realized. For more information on seasonality, refer to the section below entitled “Seasonality and Quarterly Results.” We also expect to have increased expenditures during the first part of the fiscal year as we invest in product development and domestic expansion with the goal to have new products released and new stores open by mid-year to take advantage of the busier summer months.

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

Investing Activities

Net cash used in investing activities was $10.2 million in fiscal 2013, compared to $4.5 million in fiscal 2012. Net cash used in investing activities increased $5.7 million in fiscal 2013, primarily due to increased expenditure on property and equipment (approximately $9.5 million) primarily for the refresh and remodel program, a reduction in proceeds from sale of investment (approximately $1.0 million), partially offset by proceeds from the sale of Company Stores to new and existing franchise partners (approximately $4.8 million).

Net cash used in investing activities was $4.5 million in fiscal 2012, compared to $7.0 million in fiscal 2011. Net cash used in investing activities decreased $2.5 million for fiscal 2012, compared to fiscal 2011 primarily due to a decrease in spending for the purchase of property and equipment (approximately $5.2 million) and proceeds from the sale of our investment in JJC Hawaii, LLC (approximately $1.0 million), partially offset by proceeds from our refranchising initiative which were included in fiscal 2011 (approximately $3.7 million) and which were not included in fiscal 2012 due to the completion of the refranchising initiative in April 2011 and cash used in the acquisition of Talbott Teas in fiscal 2012 (approximately $0.4 million).

In fiscal 2014, we expect capital expenditures to be approximately $12 – $13 million depending on our liquidity needs, including investing in improvements to our technology infrastructure, store refreshes and redesigns as well as maintenance capital. We expect to open up to two new Company Stores. We intend to embark on a significant refresh of all Jamba stores to provide a contemporary and fresh experience for our customers and that includes the whole food nutrition and premium platform.

Financing Activities

Net cash provided by financing activities was $0.7 million in fiscal 2013, compared to net cash used in financing activities of $1.2 million in fiscal 2012. The $1.9 million increase in net cash provided by financing activities was primarily due to the increase in receipts from our stock issuance plans including from the exercise of stock options (approximately $0.7 million) and the decrease in dividend payments on our Series B preferred stock (approximately $1.2 million). We no longer have payments of dividend on Series B preferred stock as the conversion to common stock was completed on June 14, 2013.

Net cash used in financing activities was $1.2 million in fiscal 2012, compared to $1.3 million in fiscal 2011, primarily due to lower preferred stock dividend payments resulting from the conversion of preferred stock to common stock (approximately $0.3 million), partially offset by a decrease in proceeds from employee stock plan activities (approximately $0.2 million).

Contractual Obligations

The following table summarizes contractual obligations and borrowings as of December 31, 2013, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods. We expect to fund these commitments primarily with operating cash flows generated in the normal course of business.

	Payments Due by Period (in $’000s)
	Total	Less Than 1 Year	1 – 2 Years	3 – 4 Years	5 or More Years
Operating lease obligations(1)	$106,536	$29,300	$23,485	$31,794	$21,957
Purchase obligations(2)	65,339	38,788	3,270	5,357	17,924
Total	$171,875	$68,088	$26,755	$37,151	$39,881

(1)	Our wholly owned subsidiary, Jamba Juice Company, is a party to each Company Store lease obligation. The operating lease obligations represent future minimum lease payments under non-cancelable operating leases and lease termination fees as of December 31, 2013. The minimum lease payments do not include common area maintenance (“CAM”) charges, insurance, contingent rent obligations or real estate taxes, which are also required contractual obligations under our operating leases. In the majority of our operating leases, CAM charges are not fixed and can fluctuate from year to year. Total CAM charges, insurance, contingent rent obligations, license, permits and real estate taxes for our fiscal year ended December 31, 2013 were $7.1 million.
(2)	We negotiate pricing and quality specifications for many of the products used in Company Stores and Franchise Stores. This allows for volume pricing and consistent quality of products that meet our standards. Although we negotiate and contract directly with manufacturers, co-packers or growers for our products, we purchase these products from third-party centralized distributors. These distributors source, warehouse and deliver specified products to both Company Stores and Franchise Stores. The Company has purchase obligations with certain suppliers for certain fruits and dairy for various terms typically ranging from one year to five years. The Company has one contract with a supplier for a 15 year term that ends in 2024.

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

We have audited the accompanying consolidated balance sheets of Jamba, Inc. and subsidiaries (the Company) as of December 31, 2013 and January 1, 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended December 31, 2013, January 1, 2013 and January 3, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jamba, Inc. and subsidiaries as of December 31, 2013 and January 1, 2013 and the results of their operations and their cash flows for the fiscal years ended December 31, 2013, January 1, 2013 and January 3, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
San Francisco, California
March 7, 2014

JAMBA, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)	December 31, 2013	January 1, 2013
ASSETS
Current assets:
Cash and cash equivalents	$32,386	$31,486
Restricted cash	—	205
Receivables, net of allowances of $291 and $103	14,110	11,327
Inventories	2,670	3,143
Prepaid and refundable taxes	483	655
Prepaid rent	307	3,080
Prepaid expenses and other current assets	6,727	1,681
Total current assets	56,683	51,577
Property, fixtures and equipment, net	37,485	38,442
Goodwill	1,233	1,336
Trademarks and other intangible assets, net	1,317	1,412
Other long-term assets	1,198	846
Total assets	$97,916	$93,613
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,086	$8,206
Accrued compensation and benefits	5,538	7,566
Workers’ compensation and health insurance reserves	1,046	1,087
Accrued jambacard liability	37,121	33,634
Other current liabilities	13,082	11,141
Total current liabilities	61,873	61,634
Deferred rent and other long-term liabilities	9,201	10,467
Total liabilities	71,074	72,101
Commitments and contingencies (Notes 9 and 17)
Series B redeemable preferred stock, $.001 par value, 304,348 shares authorized; 0 and 72,889 shares issued, and outstanding, respectively	$—	$7,916
Stockholders’ equity:
Common stock, $.001 par value, 30,000,000 shares authorized; 17,154,655 and 15,481,782 shares issued, and outstanding, respectively	17	78
Additional paid-in capital	391,234	380,007
Accumulated deficit	(364,409)	(366,489)
Total stockholders’ equity	26,842	13,596
Total liabilities and stockholders’ equity	$97,916	$93,613

Share and per share data have been adjusted for all periods presented to reflect a five-for-one reverse stock split effective May 31, 2013.

See Notes to Consolidated Financial Statements.

JAMBA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)	Fiscal Year Ended December 31, 2013	Fiscal Year Ended January 1, 2013	Fiscal Year Ended January 3, 2012
Revenue:
Company stores	$212,887	$215,125	$214,837
Franchise and other revenue	16,362	13,664	11,597
Total revenue	229,249	228,789	226,434
Costs and operating expenses (income):
Cost of sales	52,211	50,215	49,503
Labor	62,015	63,086	67,868
Occupancy	29,350	29,473	31,092
Store operating	34,986	33,612	32,847
Depreciation and amortization	10,974	11,062	12,463
General and administrative	37,771	40,771	37,798
Store pre-opening	880	604	965
Impairment of long-lived assets	728	711	1,291
Store lease termination and closure	148	421	721
Other operating, net	(2,182)	(1,779)	210
Total costs and operating expenses	226,881	228,176	234,758
Income (loss) from operations	2,368	613	(8,324)
Other income (expense):
Interest income	9	61	159
Interest expense	(242)	(217)	(473)
Total other expense, net	(233)	(156)	(314)
Income (loss) before income taxes	2,135	457	(8,638)
Income tax (expense) benefit	(55)	(155)	340
Net income (loss)	2,080	302	(8,298)
Redeemable preferred stock dividends and deemed dividends	(588)	(2,181)	(2,331)
Net income (loss) attributable to common stockholders	$1,492	$(1,879)	$(10,629)
Weighted-average shares used in the computation of earnings (loss) per share:
Basic	16,793,235	14,139,888	13,262,131
Diluted	17,222,030	14,139,888	13,262,131
Earnings (loss) per share:
Basic	$0.09	$(0.13)	$(0.80)
Diluted	$0.09	$(0.13)	$(0.80)

Share and per share data have been adjusted for all periods presented to reflect a five-for-one reverse stock split effective May 31, 2013.

See Notes to Consolidated Financial Statements.

JAMBA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
(Dollars in thousands, except share amounts)	Shares	Amount
Balance as of December 28, 2010	12,746,992	$64	$365,817	$(358,493)	$7,388
Share-based compensation expense	—	—	1,256	—	1,256
Issuance of common stock pursuant to stock plans	117,585	1	942	—	943
Conversion of redeemable preferred stock	581,920	3	3,343	—	3,346
Accretion of redeemable preferred stock	—	—	(672)	—	(672)
Redeemable preferred stock dividends	—	—	(1,659)	—	(1,659)
Restricted stock units vested	9,600	—	—	—	—
Net loss	—	—	—	(8,298)	(8,298)
Balance as of January 3, 2012	13,456,097	$68	$369,027	$(366,791)	$2,304
Share-based compensation expense	—	—	2,091	—	2,091
Issuance of common stock pursuant to stock plans	57,284	1	97	—	98
Conversion of redeemable preferred stock	1,910,000	9	10,973	—	10,982
Accretion of redeemable preferred stock	—	—	(1,018)	—	(1,018)
Redeemable preferred stock dividends	—	—	(1,163)	—	(1,163)
Exercise of warrant	58,400	—	—	—	—
Net income	—	—	—	302	302
Balance as of January 1, 2013	15,481,782	$78	$380,007	$(366,489)	$13,596
Share-based compensation expense	—	—	2,550	—	2,550
Issuance of common stock pursuant to stock plans	215,505	1	827	—	828
Conversion of redeemable preferred stock	1,457,780	7	8,375	—	8,382
Accretion of redeemable preferred stock	—	—	(466)	—	(466)
Redeemable preferred stock dividends	—	—	(122)	—	(122)
Repurchase of fractional shares due to reverse stock split	(412)	(69)	63	—	(6)
Net income	—	—	—	2,080	2,080
Balance as of December 31, 2013	17,154,655	$17	$391,234	$(364,409)	$26,842

Share and per share data have been adjusted for all periods presented to reflect a five-for-one reverse stock split effective May 31, 2013.

See Notes to Consolidated Financial Statements.

JAMBA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Fiscal Year Ended December 31, 2013	Fiscal Year Ended January 1, 2013	Fiscal Year Ended January 3, 2012
Cash provided by (used in) operating activities:
Net income (loss)	$2,080	$302	$(8,298)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,974	11,062	12,463
Impairment of long-lived assets	728	711	1,291
Lease termination, store closure costs and gain on disposals	(3,308)	820	1,501
Gain from sale of investment in joint venture	—	(545)	—
Contingent consideration fair value measurement	(651)	(57)	—
Jambacard breakage income	(3,177)	(4,275)	(3,685)
Share-based compensation	2,550	2,091	1,256
Bad debt, purchase obligation reserves and trade credits	645	600	164
Deferred rent	(1,186)	(1,138)	(457)
Deferred income taxes	—	—	40
Equity income from joint ventures	—	(70)	(51)
Changes in operating assets and liabilities:
Receivables	(2,998)	1,637	(6,716)
Inventories	(157)	(1,348)	149
Prepaid and refundable taxes	172	(319)	(35)
Prepaid rent	2,773	(81)	(2,253)
Prepaid expenses and other current assets	(2,842)	(172)	95
Other long-term assets	243	(215)	1,937
Restricted cash from operating activities	205	1,147	473
Accounts payable	(2,809)	3,115	(2,494)
Accrued compensation and benefits	(2,028)	1,000	1,005
Workers’ compensation and health insurance reserves	(41)	(5)	(214)
Accrued jambacard liability	6,664	4,653	7,185
Other current liabilities	2,387	(517)	(2,793)
Other long-term liabilities	246	(828)	(1,643)
Cash provided by (used in) operating activities	10,470	17,568	(1,080)
Cash used in investing activities:
Capital expenditures	(14,711)	(5,249)	(10,744)
Business acquisition	—	(390)	—
Purchase of investment	(300)	—	—
Proceeds from the sale of stores	4,777	4	3,734
Proceeds from sale of investment in joint venture	—	1,032	—
Capital distributions from investment, net	—	105	—
Cash used in investing activities	(10,234)	(4,498)	(7,010)

See Notes to Consolidated Financial Statements.

JAMBA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Fiscal Year Ended December 31, 2013	Fiscal Year Ended January 1, 2013	Fiscal Year Ended January 3, 2012
Cash provided by (used in) financing activities:
Proceeds pursuant to stock plans	822	98	314
Redeemable preferred stock dividends paid	(158)	(1,289)	(1,621)
Payment on capital lease obligations	—	—	(20)
Cash provided by (used) in financing activities	664	(1,191)	(1,327)
Net increase (decrease) in cash and cash equivalents	900	11,879	(9,417)
Cash and cash equivalents at beginning of period	31,486	19,607	29,024
Cash and cash equivalents at end of period	$32,386	$31,486	$19,607
Supplemental cash flow information:
Cash paid for interest	$51	$168	$237
Income taxes paid	187	277	36
Noncash investing and financing activities:
Noncash property, fixtures and equipment additions	$311	$937	$202
Accretion of redeemable preferred stock	466	1,018	672
Accrued redeemable preferred stock dividends	—	36	38
Conversion of redeemable preferred stock	8,382	10,982	3,346

See Notes to Consolidated Financial Statements.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2013, JANUARY 1, 2013 AND
JANUARY 3, 2012

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business — Jamba, Inc. consummated its initial public offering in July 2005. On March 10, 2006, Jamba, Inc. entered into an Agreement and Plan of Merger with Jamba Juice Company (the “Merger Agreement”). On November 29, 2006 (the “Merger Date”), the Jamba, Inc. consummated the merger with Jamba Juice Company (the “Merger”) whereby Jamba Juice Company became its wholly owned subsidiary. Jamba, Inc. was incorporated in January 2005, and went public through an initial public offering later that year. In November 2006, the Company completed its acquisition of Jamba Juice Company, which first began operations in 1990.

Jamba, Inc. through its wholly-owned subsidiary, Jamba Juice Company, is a healthy, active lifestyle brand with a global business driven by a portfolio of company-owned and franchised Jamba Juice® stores, innovative product platforms that utilize our JambaGO® and Jamba Smoothie StationTM formats, and Jamba-branded consumer packaged goods. As a leading “better-for-you,” specialty food and beverage brand, Jamba offers great tasting, whole fruit smoothies, fresh squeezed juices and juice blends, hot teas, and a variety of food items including, hot oatmeal, breakfast wraps, sandwiches, Artisan FlatbreadsTM, baked goods and snacks in our restaurants. Jamba Juice Company has expanded the Jamba brand by direct selling of consumer packaged goods (“CPG”) products and licensing its trademarks.

As of December 31, 2013, there were 851 Jamba Juice stores globally, consisting of 268 Company-owned and operated stores (“Company Stores”), 535 franchise-operated stores (“Franchise Stores”) in the United States, and 48 franchise-operated stores at international locations (“International Stores”).

Basis of Presentation — The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Jamba Juice Company. All intercompany balances and transactions have been eliminated. The equity method of accounting is used to account for the joint venture owned by Jamba Juice Company because Jamba Juice Company exercises significant influence over operating and financial policies of its partners. Accordingly, the carrying value of this investment is reported in other long-term assets, and the Company’s equity in the net income and losses of this investment is reported in other operating, net.

Fiscal Year End — Our fiscal year ends on the Tuesday closest to December 31. The Company’s most recently completed fiscal year, referred to as fiscal 2013, started on January 2, 2013, and ended on December 31, 2013, and had 52 weeks. The Company’s fiscal 2012, started on January 4, 2012 and ended on January 1, 2013, and had 52 weeks, and fiscal 2011, started on December 29, 2010, and ended on January 3, 2012, and had 53 weeks.

Significant Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

Reverse Stock Split — Effective May 31, 2013, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation, as amended, and consummated a five-for-one reverse stock split (“Reverse Stock Split”) of its issued and outstanding common stock, $0.001 par value per share. The Reverse Stock Split and the Certificate of Amendment were approved by the Company’s stockholders at the Company’s Annual Meeting of Stockholders held on May 14, 2013 for stockholders of record as of the close of business on March 20, 2013.

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

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2013, JANUARY 1, 2013 AND
JANUARY 3, 2012

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

the Reverse Stock Split instead were eligible to receive a cash payment, which was not material in the aggregate, instead of shares. All share and per share information in the accompanying financial statements have been restated retroactively to reflect the stock split.

Reclassifications —  Certain prior year amounts have been reclassified to conform to current year presentation in the consolidated financial statements.

Concentrations of Risk — During fiscal 2013, fiscal 2012, and fiscal 2011, the Company maintained food distribution contracts primarily with one supplier. For fiscal 2013 the single supplier was Systems Service of America who provided approximately 92% of foods and products sold in Company Stores during fiscal 2013. If the supplier had operational problems or ceased making product available to the Company, operations could be adversely affected. For fiscal 2012 and fiscal 2011, that single supplier was Southwest Traders, Inc. This supplier provided approximately 98% and 94% of foods and products sold in Company Stores, in fiscal 2012 and fiscal 2011, respectively, which potentially subjected the Company to a concentration of business risk.

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

Cash and Cash Equivalents — The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash and Investments — Restricted cash represents cash held in money market accounts or certificates of deposits. As of December 31, 2013, the Company had no restricted cash. As of January 1, 2012, restricted cash was $0.2 million representing obligations under the Company’s contract termination arrangements with Southwest Traders, Inc.

Receivables — Receivables primarily represent amounts due from sale of jambacards, royalty fees, advertising fees, construction allowances, amounts receivable from suppliers and CPG customers, jambacards issued by the franchisees and rent receivable from franchisees. The allowance for doubtful accounts is the Company’s estimate of the amount of probable credit losses in the Company’s existing accounts receivable. As of December 31, 2013, receivables include $1.6 million due from a franchise partner. This Note has a maturity date of May 1, 2014 and the interest rate is 4% per annum.

Inventories — Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method (FIFO). Inventories consist of food, beverages and available-for-sale promotional products. The Company records inventory reserves for obsolete and slow-moving inventory and for estimated shrinkage between physical inventory counts.

Property, Fixtures and Equipment — Property, fixtures and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life. The estimated useful life for leasehold improvements is the lesser of 10 years or the term of the underlying lease. The estimated useful life for furniture, fixtures and equipment is three to 10 years.

Impairment of long-lived assets — The Company evaluates long-lived assets for impairment when facts and circumstances indicate that the carrying values of long-lived assets may not be recoverable. The impairment evaluation is generally performed at the individual store asset group level. The Company first compares the carrying value of the asset to the asset’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying value of the asset, the Company measures an

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2013, JANUARY 1, 2013 AND
JANUARY 3, 2012

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

impairment loss based on the asset’s estimated fair value. The fair value of a store’s assets is estimated using a discounted cash flow model based on internal projections and taking into consideration the view of a market participant. The estimate of cash flows is based on, among other things, certain assumptions about expected future operating performance. Factors considered during the impairment evaluation include factors related to actual operating cash flows, the period of time since a store has been opened or remodeled, refranchising expectations and the maturity of the relevant market.

Impairment charges include the write-down of long-lived assets at stores that were assessed for impairment because of management’s intention to close the store or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable. The Company recorded impairment charges of $0.7 million, $0.7 million and $1.3 million for fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

Goodwill, Trademarks and Other Intangible Asset Impairment

Goodwill is evaluated for impairment on an annual basis during the Company’s fourth fiscal quarter, or more frequently if circumstances, such as material deterioration in performance, indicate carrying values may exceed their fair values. The goodwill impairment analysis is a two-step process: First, the reporting unit’s estimated fair value is compared to its carrying value, including goodwill. If the Company determines that the estimated fair value of the reporting unit is less than its carrying value, it moves to the second step to determine the implied fair value of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss is recognized. In September 2011, the FASB issued new guidance allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. If impairment is deemed more likely than not, management would perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The Company applies the qualitative approach when appropriate. When reviewing goodwill for impairment, the Company assesses whether goodwill should be allocated to operating levels lower than its single operating segment for which discrete financial information is available and reviewed for decision-making purposes. These lower levels are referred to as reporting units. Currently, the Company’s one reporting unit was determined to be its one operating segment. During the fiscal year ended December 31, 2013 no goodwill impairment was recorded.

Intangible assets not subject to amortization (primarily trademarks) are evaluated for impairment on an annual basis during the fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The test for impairment on the intangible assets is performed by comparing the fair value of the trademarks to their carrying amounts. An impairment loss is generally recognized when the carrying amount of the trademarks exceeds the fair value. The fair value of trademarks was estimated using the income approach, which is based on assumptions about future cash flows resulting from our franchise, license agreements and acquired businesses.

Intangible assets subject to amortization (primarily franchise agreements, reacquired franchise rights and a favorable lease portfolio intangible asset recognized in the purchase of Jamba Juice in 2006) are tested for impairment if changes in circumstances indicate that their carrying amounts may not be recoverable. The Company first compares the carrying value of the asset to the asset’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying value of the asset, the Company measures an impairment loss based on the asset’s estimated fair value. Intangible assets are amortized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. The useful life for the franchise agreements is 13.4 years. The useful life of reacquired franchise rights represents the remaining term of the franchise agreement. The useful life of the favorable lease portfolio intangible is based on the related lease term.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2013, JANUARY 1, 2013 AND
JANUARY 3, 2012

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Jambacards — The Company, through its subsidiary, Jamba Juice Company, has been selling jambacards to its customers in its retail stores, through its website and through resellers since November 2002. The Company’s jambacards do not have an expiration date. An obligation is recorded at the time of either an initial load or a subsequent reload in accrued jambacard liability on the Company’s consolidated balance sheets. The Company recognizes income from jambacards when (i) the jambacard is redeemed by the customer or (ii) the likelihood of the jambacard being redeemed by the customer is remote (also referred to as “breakage”) and the Company determines that it does not have a legal obligation to remit the unredeemed jambacards to the relevant jurisdictions. The Company determines the jambacard breakage amount based upon its historical redemption patterns. When the likelihood of redemption becomes remote, the Company recognizes breakage income. Jambacard breakage income is included in other operating, net in the consolidated statements of operations.

Self-Insurance Reserves — The Company is self-insured for healthcare benefits, and liabilities are based on statistical analyses of historical industry data as well as actual historical trends. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. For workers’ compensation benefits, the Company was self-insured for existing and prior years’ exposures through September 30, 2008. Liabilities associated with the risks that the Company retains for workers compensation benefits are estimated in part, by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions.

Rent Expense — Under the provisions of certain of our leases, there are rent holidays and/or escalations in payments over the base lease term, as well as renewal periods. The effects of rent holidays and escalations are reflected in rent costs on a straight-line basis over the expected lease term, which includes cancelable option periods when it is deemed to be reasonably assured that the Company will exercise such option periods due to the fact that the Company would incur an economic penalty for not doing so. The lease term commences on the date when the Company becomes legally obligated for the rent payments which generally coincides with the time when the landlord delivers the property for the Company to develop. All rent costs recognized during construction periods are classified as pre-opening expenses. Pursuant to the refranchising strategy, the Company recorded liabilities for rent concessions over the remaining term of certain store leases of refranchised stores.

Construction Allowances — The Company receives construction allowances from certain landlords, which are deferred and amortized on a straight-line basis over the lease term as a reduction of rent expense. Construction allowances are recorded in deferred rent and other long-term liabilities.

Revenue Recognition — Revenue from Company Stores is recognized when product is sold. Revenue is presented net of any taxes collected from customers and remitted to government entities. Revenue from jambacards is recognized upon redemption in exchange for product. Until redemption, outstanding customer balances are recorded as a liability. See “jambacards” section above for discussion on recognition of jambacard breakage.

Franchise revenue is generated from royalties, development fees, initial franchise fees and revenue from sales of the Company’s flexible format franchise locations, which are our Smoothie Stations and JambaGO units.

Royalties from Franchise Stores are determined as a percentage of revenue and are recognized in the same period as the related franchise store revenue. If collection of the franchise royalty fee is doubtful, revenue is recognized at the time of collection.

Development fees are paid to the Company as part of an agreement to open and operate a specific number of stores in a specified territory. The amount of the fee is based on the number of stores to be opened

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2013, JANUARY 1, 2013 AND
JANUARY 3, 2012

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

pursuant to the development agreement and secures the territory for exclusivity during the development. The nonrefundable fees collected for these services are recognized as the franchise stores under these agreements open. The Company’s multi-unit development agreements specify the number of stores to be opened. Any changes to the specific number of stores would be stated in a subsequent contractual agreement (see Note 2).

The Company charges an initial franchise fee for providing operational materials, new store opening planning, and functional training courses. Initial franchise fees, if any, are due for payment at the time the franchise agreement for a particular store is executed. Franchise fees are recognized as revenue when all material services or conditions have been substantially performed or satisfied and no other material conditions or obligations related to the determination of substantial performance exist. Duties and services that are completed prior to approval include training, facilities inspection, receipt of operating license(s), and clearance from appropriate agencies. These duties and services are substantially complete prior to the approval of the opening of a store. Duties and services relating to the earning of the franchise fees are necessary for the stores to open. Revenue is recognized when the store opens. Revenue from sales at the Company’s flexible format franchise locations are recognized when the products are delivered to the operators of the Smoothie Stations or JambaGO units.

Other revenue primarily consists of revenue from sales of CPG products sold to retail outlets and online and royalties from licensed CPG products. Revenue from sale of CPG products is recognized when the products are delivered to the customer. License revenue from CPG products is based on a percentage of product sales and is recognized as revenue upon the sale of the product to retail outlets.

Cost of Sales — The Company includes in cost of sales, costs incurred to acquire fruit, dairy and other products used to make smoothies and juices, paper products, as well as the costs related to managing our procurement program, and payments received from vendors.

Advertising Fund — The Company participates with its franchisees in an advertising fund, established in fiscal 2010, to collect and administer funds contributed for use in advertising and promotional programs which are designed to increase sales and enhance the reputation of the Company and its franchise owners. Contributions to the advertising fund are required for Company Stores and traditional Franchise Stores and are generally based on a percent of store sales. The Company has control of the advertising fund. The fund is consolidated and the Company reports all assets and liabilities of the fund.

The advertising fund assets, consisting primarily of cash received from the Company and franchisees and accounts receivable from franchisees, can only be used for selected purposes and are considered restricted. The advertising fund liabilities represent the corresponding obligation arising from the receipts of the marketing program. In accordance with ASC Topic 952-605-25, the receipts from the franchisees are recorded as a liability against which specified advertising costs are charged. The Company does not reflect franchisee contributions to the fund as revenue in its consolidated statements of operations or consolidated statements of cash flows.

Advertising fund assets as of December 31, 2013 include $0.8 million of receivables from franchisees, which is recorded in receivables on the consolidated balance sheet. Advertising fund liabilities as of December 31, 2013, of $0.6 million are reported in other current liabilities and accounts payable on the consolidated balance sheet.

Advertising fund assets as of January 1, 2013 include $1.0 million of receivables from franchisees, which is recorded in receivables on the consolidated balance sheet. Advertising fund liabilities as of January 1, 2013, of $0.5 million are reported in other current liabilities and accounts payable on the consolidated balance sheet.

Advertising Costs — Advertising costs are expensed as incurred and were $10.4 million, $8.5 million and $7.3 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively, and are included in store operating

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2013, JANUARY 1, 2013 AND
JANUARY 3, 2012

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

expenses. The Company received advertising contributions from its franchisees, which contributions were recorded as an offset to advertising expense, and were $4.8 million, $3.1 million and $2.8 million for fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

Store Pre-opening Costs — Costs incurred in connection with start-up and promotion of new store openings as well as rent from possession date to store opening date are expensed as incurred.

Comprehensive Income — Comprehensive income is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments from owners and distributions to owners. The Company currently has no components of Comprehensive Income other than net income, therefore no separate statement of comprehensive income is presented.

Income Taxes — Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. In establishing deferred income tax assets and liabilities, judgments and interpretations are made based on enacted tax laws and published tax guidance applicable to our operations. The Company records deferred tax assets and liabilities and evaluate the need for valuation allowances to reduce deferred tax assets to amounts more likely than not of being realized. Changes in the valuation of the deferred tax assets or changes in the income tax provision may affect the Company’s annual effective income tax rate.

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

Earnings (Loss) Per Share — Basic earnings (loss) per share is computed based on the weighted-average of common shares outstanding during the period. Diluted earnings (loss) per share is computed based on the weighted-average number of common shares and potentially dilutive securities, which includes preferred stock outstanding, outstanding warrants and outstanding options and restricted stock awards granted under the Company’s stock option plans.

For purposes of determining the net income available (loss attributable) to common stockholders used in the computation of earnings (loss) per share, the amount of the income (loss) was increased (decreased) by the preferred stock dividends and deemed dividends. The deemed dividend represents the accretion of the issuance costs and beneficial conversion feature of the Company’s preferred stock.

All outstanding shares of preferred stock were converted to shares of common stock as of June 14, 2013. For fiscal 2013, the impact of the assumed conversion of preferred stock is anti-dilutive and the incremental shares from assumed exercise of restricted stock awards, warrants and stock options were dilutive. The number of incremental shares from the assumed exercise of restricted stock awards, warrants and options was calculated by applying the treasury stock method. Shares and per share data have been adjusted for all periods presented to reflect the Reverse Stock Split effective May 31, 2013.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2013, JANUARY 1, 2013 AND
JANUARY 3, 2012

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

For fiscal 2012, the Company had net loss attributable to common stockholders and as a result, incremental shares from assumed exercise of restricted stock awards, warrants and options and from the assumed conversion of preferred stock were anti-dilutive. Therefore, net loss attributable to common stockholders has not been decreased by preferred stock dividends and related deemed dividends. Also the number of preferred shares and common stock equivalents associated with the assumed exercise of restricted stock awards, warrants and options have not been included in the diluted earnings per share calculation, resulting in the Company’s basic weighted-average shares outstanding being equal to its diluted weighted-average shares outstanding. For fiscal 2011, the Company’s basic weighted-average shares outstanding were equal to its diluted weighted-average shares outstanding since the Company experienced a net loss in fiscal 2011.

Anti-dilutive shares of 2.0 million, 4.1 million and 4.8 million have been excluded from diluted weighted-average shares outstanding in fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

Share-based compensation — The Company measures and recognizes all share-based compensation under the fair value method.

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

The fair value of restricted stock units is determined based on the Company’s closing stock price on the date of grant. For employees, these restricted stock units typically vest and become unrestricted over the three year period following the date of grant. For non-employee directors, these restricted stock units typically vest and become unrestricted one year after the date of grant. Share-based compensation expense is recognized ratably over the vesting periods for restricted stock units.

The fair value of performance stock units (“PSUs”) is determined based on fair value at the date of grant. The Company records compensation expense on PSUs with criteria based on market performance by recognizing grant date fair value over the vesting period. For PSUs with criteria based on predetermined internal performance targets such as EBITDA, the Company records compensation expense when it is probable that the performance criteria will be met.

Fair Value of Financial Instruments — The following instruments are not measured at fair value on the Company’s consolidated balance sheets but require disclosure of their fair values: cash and cash equivalents, accounts receivables and accounts payable. The estimated fair value of such instruments approximates their carrying value as reported on the consolidated balance sheets. The fair value of such financial instruments is determined using the income approach based on the present value of estimated future cash flows. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1.

Segment Reporting — The Company has one reportable retail segment.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued ASU 2013-11 “Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” in July 2013. This standard prescribes that a liability related to an unrecognized tax benefit to be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2013, JANUARY 1, 2013 AND
JANUARY 3, 2012

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

disallowed. In situations in which a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of a jurisdiction or the tax law of a jurisdiction does not require it, and the Company does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statement as a liability and should not be combined with deferred tax assets. This guidance becomes effective for fiscal years beginning after December 15, 2013, and will be applied on a prospective basis. The Company does not anticipate the adoption of this guidance will have a material impact on its financial statements.

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

The following table summarizes data about the development agreements for Franchise and International Stores as of December 31, 2013 and January 1, 2013:

	December 31, 2013	January 1, 2013
Number of developers with Franchise Store contractual commitments	35	21
Number of Franchise Stores for which commitments exist	161	95
Number of developers with International Stores contractual commitments	5	3
Number of International Stores for which commitments exist	432	285

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

Franchise revenue consists of royalties, and fees from franchisees and revenue from sales of products sold at JambaGO and Smoothies Station locations.

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

Deferred franchise revenue is included in other current liabilities and other long-term liabilities on the consolidated balance sheets. As of December 31, 2013 and January 1, 2013 deferred franchise revenue included $1.3 million and $0.8 million, respectively, relating to non-refundable development fees and initial fees paid by domestic franchisees whose stores have not yet opened. In addition, deferred franchise revenue as of December 31, 2013 and January 1, 2013 included $0.9 million and $0.7 million, respectively, relating to non-refundable international development fees.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2013, JANUARY 1, 2013 AND
JANUARY 3, 2012

3. PROPERTY, FIXTURES AND EQUIPMENT

Property, fixtures, and equipment as of December 31, 2013 and January 1, 2013 consisted of the following (in thousands):

	December 31, 2013	January 1, 2013
Leasehold improvements	$49,532	$50,358
Furniture, fixtures and equipment	57,529	57,457
Construction in progress (primarily stores under construction)	164	79
Total	107,225	107,894
Less accumulated depreciation and amortization	(69,740)	(69,452)
Total	$37,485	$38,442

Depreciation expense related to property, fixtures and equipment for fiscal 2013, fiscal 2012 and fiscal 2011 was $10.9 million, $11.0 million, and $12.3 million, respectively.

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

This purchase was accounted for using the acquisition method of accounting and the purchase price comprises an upfront cash payment plus contingency payments based on the future performance (the “earn-out arrangement”) of the assets acquired. The purchase price was determined to be the aggregate of the upfront payment and the fair value of the payments subject to the earn-out arrangement, and was allocated to the assets purchased based upon their estimated fair values at the date of acquisition. Identifiable intangible assets acquired include a trade name and customer relationships totaling $0.4 million and are included in trademarks and other intangible assets, net on the balance sheet. The excess purchase price over the net tangible and intangible assets acquired of $1.3 million was recorded as goodwill, which is expected to be nondeductible for tax purposes until certain conditions are met. The purchase price cash consideration paid by the Company at closing was $0.4 million and the fair value of the earn-out arrangement was recorded as a liability, at $1.4 million, as of January 27, 2012. As of December 31, 2013, the fair value of the earn-out liability was $0.6 million which is included in deferred rent and other long-term liabilities on the consolidated balance sheets. As of January 1, 2012, the fair value was $1.3 million of which $0.9 million is included in deferred rent and other long-term liabilities and $0.4 million is in current liabilities on the consolidated balance sheets.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2013, JANUARY 1, 2013 AND
JANUARY 3, 2012

5. TRADEMARKS AND OTHER INTANGIBLE ASSETS

The carrying amount and accumulated amortization of trademarks and other intangible assets as of December 31, 2013 and January 1, 2013, were as follows (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount
Intangible Assets
As of December 31, 2013
Favorable leases	$1,971	$(1,965)	$6
Trademarks	716	—	716
Franchise agreements and customer lists	1,059	(474)	585
Reacquired franchise rights	275	(265)	10
Total	$4,021	$(2,704)	$1,317

	Gross Amount	Accumulated Amortization	Net Amount
As of January 1, 2013
Favorable leases	$2,051	$(2,015)	$36
Trademarks	608	—	608
Franchise agreements and customer lists	1,100	(364)	736
Reacquired franchise rights	325	(293)	32
Total	$4,084	$(2,672)	$1,412

Intangible assets are amortized over their expected useful lives. Amortization expense for intangible assets for fiscal 2013, fiscal 2012 and fiscal 2011 was $0.1 million, $0.2 million and $0.3 million, respectively. Expected annual amortization expense for intangible assets recorded as of December 31, 2013 is as follows (in thousands):

Fiscal Year	Amortization Expense
2014	$104
2015	98
2016	96
2017	94
2018	94
Thereafter	115

Trademarks are not subject to amortization and the Company evaluates for impairment on an annual basis during the fourth quarter or more frequently if events or changes in circumstances indicate that the asset might be impaired. There was no impairment charge for trademarks in fiscal 2013 and fiscal 2012. As of December 31, 2013 and January 1, 2013, the Company had trademarks of approximately $0.7 million and $0.6 million, respectively.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2013, JANUARY 1, 2013 AND
JANUARY 3, 2012

6. OTHER LONG-TERM ASSETS

As of December 31, 2013 and January 1, 2013, other long-term assets consisted of the following (in thousands):

	December 31, 2013	January 1, 2013
Notes receivable	$300	$—
Deposits and other	898	846
Total	$1,198	$846

As of December 31, 2013, the Company had a 15% investment in JJC Washington I, LLC, a joint venture with its franchisee in the Washington, D.C. area, and accounts for its investment under the equity method. The Company has suspended recording losses on this investment and will record equity earnings when the unrecognized equity losses are fully offset by unrecognized equity earnings.

7. TRADE CREDIT AGREEMENT

In 2012, the Company entered into a Trade Credit Agreement with a California advertising agency to provide product from the Company’s wholly owned subsidiary, Talbott Teas, Inc. (“Talbott”), in exchange for future advertising credits (“trade credits”). The trade credits will expire in November 2017. During fiscal 2013, the Company exchanged Talbott product for trade credits of $1.1 million. At December 31, 2013, trade credits of approximately $0.9 million are remaining and are included on the consolidated balance sheets in prepaid expenses and other current assets. These trade credits are charged to expense as they are used to purchase advertising services. The transaction was recorded at the fair value of the Talbott products provided to the advertising agency on the date of the transaction. During fiscal 2012 and fiscal 2011, the Company did not have trade credit agreements in place.

8. DEFERRED RENT AND OTHER LONG-TERM LIABILITIES

As of December 31, 2013 and January 1, 2013, other long-term liabilities consisted of the following (in thousands):

	December 31, 2013	January 1, 2013

Deferred rent	$4,033	$4,708
Deferred revenue	2,598	2,292
Construction allowance	1,359	1,871
Contingent consideration	553	894
Other liabilities	658	702
Total deferred rent and other long-term liabilities	$9,201	$10,467

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

Rental expense, net of sublease income was $23.5 million in fiscal 2013, $23.5 million in fiscal 2012 and $24.8 million in fiscal 2011, respectively, and was recorded in occupancy costs and general and administrative expenses in the statements of operations. The Company recognized sublease income of $8.3 million in fiscal

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2013, JANUARY 1, 2013 AND
JANUARY 3, 2012

9. LEASE COMMITMENTS  – (continued)

2013, $8.4 million in fiscal 2012 and $8.0 million in fiscal 2011, respectively. Contingent rent included in occupancy costs in the statements of operations was $0.5 million, $0.4 million and $0.4 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

The aggregate future minimum noncancelable lease payments and minimum rentals to be received from sublessees as of December 31, 2013, were as follows (in thousands):

Fiscal Year Ending:	Minimum lease payments	Minimum rentals to be received
2014	$29,300	$(8,427)
2015	23,485	(6,591)
2016	18,618	(5,477)
2017	13,176	(3,883)
2018	7,692	(1,922)
Thereafter	14,265	(2,933)
Total	$106,536	$(29,233)

10. CREDIT AGREEMENT

On February 14, 2012, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association (the “Lender”) which, as amended on November 1, 2012, July 22, 2013 and November 4, 2013 (as amended, the “Credit Agreement”), makes available to the Company a revolving line of credit in the amount of $15.0 million. The outstanding balance under the amended credit facility bears interest at a LIBOR Market Index Rate based upon the rate for one month U.S. dollar deposits, plus 2.50% per annum. Under the terms of the Credit Agreement, the Company is required to maintain maximum consolidated leverage ratios, minimum levels of tangible net worth and a minimum fixed charge coverage ratio. The Credit Agreement terminates July 22, 2016 or may be terminated earlier by the Company or by the Lender. This credit facility is subject to customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions and dispositions of assets. The credit facility is evidenced by a revolving note made by the Company in favor of the Lender, is guaranteed by the Company and is secured by substantially all of its assets including the assets of its subsidiaries and a pledge of stock of its subsidiaries. In addition, the Credit Agreement replaced restricted cash requirements established in prior periods, as the line of credit also collateralizes the Company’s outstanding letters of credit of $0.9 million as of December 31, 2013.

During fiscal 2013, there were no borrowings under the Credit Agreement. To acquire the credit facility, the Company incurred upfront fees which are being amortized over the term of the Credit Agreement. As of December 31, 2013 and January 1, 2013, the unamortized commitment fee amount was not material and is recorded in prepaid expenses and other current assets on the consolidated balance sheet. As of December 31, 2013, the Company was in compliance with all the financial covenants to the Credit Agreement. The unused borrowing capacity under the agreement on December 31, 2013, was $14.1 million.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2013, JANUARY 1, 2013 AND
JANUARY 3, 2012

11. REDEEMABLE PREFERRED STOCK

A summary of redeemable preferred stock activity for fiscal years 2013 and 2012 is presented below (dollars in thousands, except share amounts):

	Redeemable preferred stock
	Shares	Amount
Balance as of January 3, 2012	168,389	$17,880
Conversion of redeemable preferred stock	(95,500)	(10,982)
Accretion of redeemable preferred stock	—	1,018
Balance as of January 1, 2013	72,889	$7,916
Conversion of redeemable preferred stock	(72,889)	(7,916)
Accretion of redeemable preferred stock	—	—
Balance as of December 31, 2013	—	$—

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

The Series B Preferred Stock was classified as temporary stockholders’ equity, since the shares were (i) redeemable at the option of the holder in the future after satisfaction of the requisite holding period and (ii) had conditions for redemption which were not solely within the control of the Company.

During fiscal 2013, holders of 19,649 shares of outstanding Series B-1 Preferred Stock and 53,240 shares of outstanding Series B-2 Preferred Stock converted such stock into an aggregate of 1,457,780 shares of common stock at the conversion price of $5.75 per share (as adjusted for the Reverse Stock Split). During fiscal 2013, the Company paid cash dividends on the Series B Preferred Stock of $0.1 million. Accretion related to the Series B Preferred Stock in fiscal 2013 was $0.5 million, including the acceleration of accretion on converted shares. Accretion is fully amortized as of December 31, 2013. As of December 31, 2013, there are no shares of Series B Preferred Stock outstanding.

During fiscal 2012, holders of 93,500 shares of outstanding Series B-1 Preferred Stock and 2,000 shares of outstanding Series B-2 Preferred Stock converted such stock into an aggregate of 1,910,000 shares of common stock at the conversion price of $5.75 per share.

During fiscal 2012 and fiscal 2011, the Company paid cash dividends on the Series B Preferred Stock totaling $1.3 million and $1.6 million, respectively. Accretion related to the Series B Preferred Stock for the fiscal years ended January 1, 2013 and January 3, 2012 was $1.0 million and $0.7 million, respectively, including the acceleration of accretion on converted shares.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2013, JANUARY 1, 2013 AND
JANUARY 3, 2012

12. SHARE-BASED COMPENSATION

On May 14, 2013, at its 2013 Annual Meeting of Stockholders (the “Annual Meeting”), the Company’s stockholders, upon the recommendation of the Board of Directors, approved the Jamba, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan authorizes the Company to provide incentive compensation in the form of stock options, stock appreciation rights (“SARs”), restricted stock and stock units, performance shares and units, other stock-based awards, cash-based awards and deferred compensation awards. The 2013 Plan authorizes up to 3,145,122 shares (adjusted for the Reverse Stock Split).

As of December 31, 2013, under the Company’s 2013 Plan, there remained 1,755,306 shares available for grant, and under its 2006 Plan, 31,369 shares remained available for grant. Options granted under the 2006 Plan have an exercise price equal to the closing price of the Company’s common stock on the grant date. Options under the 2001 Plan and 1994 Plan were granted at an exercise price equal to or greater than the fair market value of the common stock at the date of the grant, are exercisable for up to 10 years, and vest annually over a four year period. Options outstanding under the 1994 Plan and the 2001 Plan became fully vested in 2010.

Stock Options — The fair value of options granted was estimated at the date of grant using a Black-Scholes option-pricing model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions. The Black-Scholes option-pricing model was developed for use in estimating fair value of traded options, which do not have vesting restrictions and are transferable. The Company’s employee stock options have different characteristics from those of traded options, and changes in the subjective assumptions used can materially affect the grant date fair value of a stock option award.

These assumptions include the risk-free interest rate, the expected life of the award, expected volatility and expected dividend yield. The risk-free interest rate is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. For expected life of the award, the Company applies the guidance provided by the SEC Staff Accounting Bulletin No. 110. Expected volatility is based on historic daily stock price observations of the Company’s common stock since its inception. Expected dividends are zero based on history of not paying cash dividends on the Company’s common stock and its intention not to make dividend payments in the future. The Company makes assumptions for the number of awards that will ultimately not vest (“forfeitures”) in determining the share-based compensation expense for these awards. The Company uses historical data to estimate expected employee behaviors related to option exercises and forfeitures. The Company granted 30,000 stock options during fiscal 2013.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended December 31, 2013	Fiscal Year Ended January 1, 2013	Fiscal Year Ended January 3, 2012
Weighted-average risk-free interest rate	1.31%	0.83%	1.15%
Expected life of options (years)	6.25	6.25	6.25
Expected stock volatility	63.8%	68.7%	63.4%
Expected dividend yield	0%	0%	0%

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2013, JANUARY 1, 2013 AND
JANUARY 3, 2012

12. SHARE-BASED COMPENSATION  – (continued)

A summary of the stock option activities for fiscal years 2013 and 2012 is presented below (shares and dollars in thousands):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 3, 2012	1,236	$11.25
Options granted	46	10.55
Options exercised	(7)	7.30
Options canceled	(25)	15.50
Options outstanding at January 1, 2013	1,250	$11.25
Options granted	30	10.79
Options exercised	(98)	7.42
Options canceled	(56)	15.04
Options outstanding at December 31, 2013	1,126	$11.20	5.7	$5,255
Options vested or expected to vest at December 31, 2013	1,111	$11.21	5.6	$5,219
Options exercisable at December 31, 2013	950	$11.47	5.2	$4,776

The intrinsic value of stock options is defined as the difference between the current market value and the exercise price, which is equal to the market value at the time of the grant. Information regarding options outstanding and exercisable at December 31, 2013 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$1.80 – $1.80	9,200	5.21 years	$1.80	9,200	$1.80
$3.00 – $3.00	298,000	4.92 years	3.00	298,000	3.00
$5.40 – $5.40	19,000	5.46 years	5.40	19,000	5.40
$6.55 – $6.55	150,772	4.67 years	6.55	150,772	6.55
$8.05 – $8.05	117,300	7.66 years	8.05	60,012	8.05
$8.95 – $9.00	136,490	6.67 years	8.97	115,740	8.97
$9.70 – $11.10	196,775	7.47 years	10.91	105,219	11.03
$11.35 – $39.05	112,713	4.68 years	16.23	106,838	16.48
$45.55 – $57.00	79,849	3.17 years	51.66	79,849	51.66
$58.85 – $58.85	5,712	2.34 years	58.85	5,712	58.85
	1,125,811		11.20	950,342	11.47

The weighted-average fair value of options granted in fiscal 2013, 2012 and fiscal 2011 was $6.39, $6.55 and $5.30, respectively. At December 31, 2013, stock options vested or expected to vest over the next three years totaled 1.1 million. The remaining expense to amortize is approximately $0.7 million at December 31, 2013. The weighted average remaining recognition period is approximately 2 years.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2013, JANUARY 1, 2013 AND
JANUARY 3, 2012

12. SHARE-BASED COMPENSATION  – (continued)

Restricted Stock — Information regarding activities during fiscal 2013 and fiscal 2012 for outstanding RSUs granted under the 2006 and 2013 Plans is as follows (shares in thousands):

	Number of shares of RSUs	Weighted-Average Grant Date Fair Value (per share)
RSUs outstanding as of January 3, 2012	10	$8.95
RSUs granted	145	$12.30
RSUs forfeited (canceled)	(3)	$12.70
RSU vested	(37)	$11.19
RSUs outstanding as of January 1, 2013	115	$15.16
RSUs granted	190	$10.17
RSUs forfeited (canceled)	(33)	$13.25
RSU vested	(63)	$13.63
RSUs outstanding as of December 31, 2013	209	$11.39

On August 8, 2013, the Company granted 130,000 RSUs to participants in its 2012 Management Incentive Plan at grant date fair value of $13.49. The RSUs vest over three years. Share-based compensation expense is recognized ratably over the vesting periods. In August 6, 2012, the Company granted 106,500 RSUs to participants in its 2012 Management Incentive Plan at grant date fair value of $12.70. These RSUs vest over three years. The aggregate grant date fair value of the RSUs granted during the year ended December 31, 2013 was $2.5 million. The aggregate intrinsic value of RSUs outstanding as of December 31, 2013, was $2.4 million.

Information regarding activities during fiscal 2013 and fiscal 2012 for outstanding performance stock units (“PSUs”) under the 2006 and 2013 Plans is as follows (shares in thousands):

	Number of shares of PSUs	Weighted-Average Grant Date Fair Value (per share)
PSUs outstanding as of January 1, 2013	68	$12.70
PSUs granted	84	$13.49
PSUs forfeited (canceled)	(23)	$13.19
PSUs vested	(22)	$12.88
PSUs outstanding as of December 31, 2013	107	$13.18

On August 8, 2013, the Company issued 84,000 performance stock units (“PSUs”). These PSUs are RSUs with performance requirements based on external performance criteria, and were granted to Plan participants at the levels of Vice President and above. These PSUs vesting schedule is based on the Company’s total shareholder return (“TSR”), relative to a defined group of peer companies over a three-year performance period. The Company records expenses related to the PSUs with criteria based on market performance by recognizing grant date fair value over the service period. Fair value was determined using Monte Carlo Simulation Analysis which incorporated the Company’s TSR relative to the defined peer group at the end of each of the three years of performance.

In August 2012, the Company granted 70,500 PSUs to plan participants at the levels of Vice President and above. The PSUs vest over three years from the date when the performance criteria were satisfied. The PSUs granted in fiscal 2012 had performance criteria that required the Company to achieve predetermined EBITDA targets for the second half of fiscal 2012 and the first half of fiscal 2013. The Company records

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2013, JANUARY 1, 2013 AND
JANUARY 3, 2012

12. SHARE-BASED COMPENSATION  – (continued)

expenses related to these PSUs, with internal performance criteria, when it is probable that the performance criteria would be met, during the fourth quarter of fiscal 2012 and the first half of fiscal 2013.

The aggregate grant date fair value of the PSUs granted during fiscal 2013, 2012 and 2011 was $0.7 million, $0.9 million and $0.0 million, respectively. The aggregate intrinsic value of the PSUs outstanding as of December 31, 2013 and January 1, 2013, was $1.5 million and $0.8 million, respectively.

Share-based compensation expense was $2.6 million, $2.1 million, and $1.3 million for fiscal 2013, fiscal 2012 and fiscal 2011, respectively, and is included in general and administrative expenses in the consolidated statements of operations. No income tax benefit was recorded in fiscal 2013, 2012 and 2011. At December 31, 2013, non-vested share-based compensation for stock options and restricted stock awards, net of forfeitures totaled $2.8 million. This expense will be recognized over the remaining weighted average vesting period of approximately two years.

13. INCOME TAXES

The components of the income tax (expense) benefit are as follows (in thousands):

	December 31, 2013	January 1, 2013	January 3, 2012
Current:
Federal	$79	$(81)	$—
State	(27)	(10)	(36)
Foreign	(107)	(64)	(8)
	$(55)	$(155)	$(44)
Deferred:
Federal	$—	$—	$300
State	—	—	84
Foreign	—	—	—
	$—	$—	$384
Income tax (expense) benefit	$(55)	$(155)	$340

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2013, JANUARY 1, 2013 AND
JANUARY 3, 2012

13. INCOME TAXES  – (continued)

The difference between the effective income tax rate and the United States federal income tax rate is summarized as follows:

	December 31, 2013	January 1, 2013	January 3, 2012
Statutory federal rate	34%	34.0%	(34.0)%
State income taxes less federal benefit	6.1	6.1	(5.7)
Foreign income taxes	3.5	9.2	0.1
Change in valuation allowance	(47.4)	(36.1)	46.3
Meals	0.8	9.0	—
Stock options	—	(1.0)	0.5
Write-off of goodwill	—	(0.7)	(5.4)
Changes of liability related to uncertain tax positions	—	—	(4.5)
Executive compensation exclusion	1.9	—	—
Alternative minimum taxes	0.8	22.3	—
Expired tax attribute carryforwards	6.3	8.7	—
Tax credits generated	(0.1)	(14.3)	(1.7)
Other	(3.3)	(3.3)	0.5
	2.6%	33.9%	(3.9)%

Deferred income taxes are provided for the temporary differences between the carrying values of the Company’s assets and liabilities for financial reporting purposes and their corresponding income tax bases. The temporary differences give rise to either a deferred tax asset or liability in the financial statements that is computed by applying current statutory tax rates to taxable and deductible temporary differences based upon the classification (i.e., current or noncurrent) of the asset or liability in the financial statements that relates to the particular temporary difference. Deferred taxes related to differences that are not attributable to a specific asset or liability are classified in accordance with the future period in which they are expected to reverse and be recognized for income tax purposes. The deferred tax assets (liabilities) consisted of the following temporary differences as of December 31, 2013 and January 1, 2013 (in thousands):

	December 31, 2013	January 1, 2013
Reserves and accruals	$9,111	$8,107
Total current deferred tax asset	9,111	8,107
Net operating losses	48,680	47,848
Deferred rent	1,881	2,261
Tax credit attributes	1,530	1,589
Basis difference in intangibles	3,918	4,670
Share-based compensation	2,153	1,626
Basis difference in fixed assets	11,164	13,414
Basis difference in investments	19	14
Reserves and accruals	—	15
Total non-current deferred tax asset	69,345	71,437
Valuation allowance	(78,456)	(79,544)
Total net deferred tax asset	$—	$—

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2013, JANUARY 1, 2013 AND
JANUARY 3, 2012

13. INCOME TAXES  – (continued)

Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. A valuation allowance is provided for deferred tax assets when it is “more likely than not” that some portion of the deferred tax asset will not be realized. Because of the Company’s recent history of operating losses, management believes the recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. A valuation allowance has been recorded for the net deferred tax assets at December 31, which decreases the valuation allowance by $1.0 million for the fiscal year ended December 31, 2013.

At December 31, 2013, the Company has federal and state net operating loss carryovers (“NOL”) of $115.2 million and $127.2 million, respectively, which, if not used earlier, will expire between 2017 and 2033. In addition, the Company also has tax credit carryforwards for federal and state purposes of $1.1 million and $0.7 million, respectively. Of the federal tax credit carryforwards, approximately $251,000 will start to expire in 2031 if unused before that year. The remaining federal tax credits and the state tax credits do not expire.

The Company underwent an “ownership change” as defined in section 382 of the Internal Revenue Code during the second quarter of our 2009 fiscal year, as a result of our issuance of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock and other prior trading in our stock.

The amount of our taxable income for tax years ending after our ownership change which may be offset by NOL and tax credits from pre-change years will be subject to an annual limitation, known as a section 382 limitation. As of December 31, 2013, the amount of pre-change federal NOL is $54.1 million and the pre-change state NOL is $69.6 million, the post-change federal NOL is $61.1 million and the post-change state NOL is $57.7 million (before considering the annual 382 limitation and any built-in losses).

The Company has determined the annual section 382 limitation to be approximately $3.5 million. To the extent that the section 382 limitation exceeds the amount of taxable income offset by the net operating loss carryforwards from the pre-change years, the excess may increase the future section 382 limitation. The NOL from the post-change years are generally not subject to the section 382 limitation. However, due to the existence of a net unrealized built-in loss at the ownership change date, section 382 further limits the Company’s ability to fully utilize the tax deductions associated with certain of its assets, including depreciation and amortization deductions recognized during the 5 post-change years ending in 2014. Although these deductions will occur in the post-change period, section 382 treats the deductions as pre-change losses subject to the annual 382 limitation. The net unrealized built-in loss associated with these assets at the ownership change date was approximately $54.3 million. The unrealized built-in losses that are expected to be fully realized in the 5 post-change years ending in 2014 are estimated to be $18.1 million and, therefore, to be treated as pre-change losses. As a result, the amount of state NOL that is estimated to expire unused due to the section 382 limitation is approximately $2.0 million. No federal NOL is expected to expire unused due to the section 382 limitation.

As a result of certain realization requirements of Accounting Standards Codification Topic 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2013 and January 1, 2013 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. The deferred tax assets include primarily net operating loss carryforwards. Equity will be increased by $0.9 million if and when such deferred tax assets are ultimately recognized. The Company uses tax law ordering when determining when excess tax benefits have been realized.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2013, JANUARY 1, 2013 AND
JANUARY 3, 2012

13. INCOME TAXES  – (continued)

Changes in the Company’s unrecognized tax benefits are as follows (in thousands):

	Fiscal Year Ended December 31, 2013	Fiscal Year Ended January 1, 2013
Beginning balance	$185	$176
Increases attributable to tax positions taken during prior periods	—	9
Decreases resulting from lapse of applicable statutes of limitations	—	—
Ending balance	$185	$185

As of December 31, 2013, the entire unrecognized tax benefits reduce the deferred tax asset for the net operating loss carryforwards. If recognized, none of the unrecognized tax benefits would impact the Company’s effective tax rate. As of December 31, 2013, it is reasonably possible that the unrecognized tax benefits will not significantly increase or decrease in the next twelve months.

The Company is subject to taxation in the United States and various state and local jurisdictions. As of December 31, 2013, the Company is subject to U.S. federal income tax examinations for the tax years ended December 28, 2010 through January 1, 2013. With few exceptions, as of December 31, 2013, the Company was no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the tax years ended before December 28, 2010.

14. FAIR VALUE MEASUREMENT

Financial Assets and Liabilities

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

The following table presents financial assets that were accounted for at fair value on a recurring basis as of December 31, 2013 and January 1, 2013 by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
December 31, 2013
Liabilities:
Contingent consideration(1)	$—	$—	$553
January 1, 2013
Liabilities:
Contingent consideration	$—	$—	$1,304

(1)	$0.6 million included in deferred rent and other long-term liabilities on the consolidated balance sheet at December 31, 2013.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2013, JANUARY 1, 2013 AND
JANUARY 3, 2012

14. FAIR VALUE MEASUREMENT  – (continued)

For assets that are measured using quoted prices in active markets, fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. The Company had no cash invested in money market funds as of December 31, 2013 and January 1, 2013.

Contingent consideration was initially recorded at $1.4 million in January 2012. As of December 31, 2013, the fair value was $0.6 million, resulting in a gain of $0.7 million. As of January 1, 2013, the fair value was $1.3 million, resulting in a gain of $0.1 million. The gain is recorded in other operating, net on the consolidated statement of operations.

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

The following table presents the Company’s assets that were accounted for at fair value on a non-recurring basis as of December 31, 2013 and January 1, 2013. Total losses include losses recognized from all non-recurring fair value measurements for fiscal 2013 and fiscal 2012 (in thousands):

	Level 1	Level 2	Level 3
December 31, 2013
Assets:
Long-lived assets(1)	—	—	$465
Total losses recognized for all non-recurring fair value measures for the fiscal year ended December 31, 2013.	—	—	$728
January 1, 2013
Assets:
Long-lived assets(1)	—	—	$400
Total losses recognized for all non-recurring fair value measures for the fiscal year ended January 1, 2013	—	—	$711

(1)	Included in property, fixtures and equipment, net on the consolidated balance sheet.

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

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2013, JANUARY 1, 2013 AND
JANUARY 3, 2012

15. EMPLOYEE BENEFIT PLAN

The Company maintains a voluntary defined contribution plan covering all eligible employees. Eligible employees may elect to defer and contribute a percentage of their compensation to the plan, not to exceed the dollar amount set by law. During fiscal 2013, fiscal 2012 and fiscal 2011, respectively, the Company matched employees’ contributions on a discretionary basis, resulting in a contribution of $0.1 million each of these fiscal years.

16. OTHER OPERATING, NET

The components of other operating, net are as follows (in thousands):

	Fiscal Year Ended December 31, 2013	Fiscal Year Ended January 1, 2013	Fiscal Year Ended January 3, 2012
Jambacard card breakage income	$(3,177)	$(4,275)	$(3,685)
Jambacard expense	753	1,379	1,175
Franchise expense	763	272	(41)
CPG and JambaGO direct expense	3,053	625	19
(Gain) Loss on disposal of fixed assets	(3,153)	648	2,053
Gain on sale of investment	—	(545)	—
Gain on contingent consideration	(651)	—	—
Other	230	117	689
	$(2,182)	$(1,779)	$210

Gain/loss on Disposal of Fixed Assets — The Company recognized a gain on disposal of fixed assets of $3.2 million, in fiscal 2013 and a loss on disposal of $0.6 million and $2.1 million in fiscal 2012 and fiscal 2011, respectively. The gain on disposal of fixed assets in fiscal 2013 includes $4.6 million relating to sale of fixed assets of refranchised Company Stores. The loss on disposal in fiscal 2011 includes a net loss of $0.3 million on sale of fixed assets of refranchised stores pursuant to our refranchising initiative which ended in April 2011.

17. OTHER COMMITMENTS AND CONTINGENCIES

Litigation Related — The Company records a liability for litigation claims and contingencies when payment is probable and the amount of loss can be reasonably estimated.

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

Other — The Company has purchase obligations with certain suppliers for certain fruits and dairy for various terms typically ranging from one year to five years. The Company has one contract with a supplier for a 15 year term that ends in 2024. These contracts are commitments to purchase a minimum level of fruit and other items used in the production of the Company’s products totaling $65.3 million.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2013, JANUARY 1, 2013 AND
JANUARY 3, 2012

18. RELATED-PARTY TRANSACTIONS

The Company paid $11.6 thousand, $0.2 million and $0.4 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively, to Mistral Capital Management, LLC for monitoring fees pursuant to the securities purchase agreement for the sale of its Series B Preferred Stock. Mistral Capital Management, LLC served as an investment manager to certain funds who held shares of the Company’s Series B Preferred Stock. As of December 31, 2013, there are no shares of Series B Preferred Stock outstanding as conversion of all shares of Series B Preferred Stock was completed by June 14, 2013, thereby terminating the rights of preferred stockholders to representation on the Board of Directors.

19. UNAUDITED QUARTERLY INFORMATION

(Dollars in thousands, except share and per share amounts)	Thirteen Weeks Ended April 2, 2013	Thirteen Weeks Ended July 2, 2013	Thirteen Weeks Ended October 1, 2013	Thirteen Weeks Ended December 31, 2013
Revenue:
Company stores	$51,769	$63,365	$57,405	$40,348
Franchise and other revenue	3,916	4,469	4,269	3,708
Total revenue	55,685	67,834	61,674	44,056
Costs and operating expenses (income):
Cost of sales	12,404	14,858	14,592	10,357
Labor	15,755	16,849	15,862	13,549
Occupancy	7,376	7,319	7,405	7,250
Store operating	8,786	9,090	9,373	7,737
Depreciation and amortization	2,772	2,768	2,808	2,626
General and administrative	9,169	10,237	8,377	9,988
Impairment of long-lived assets	107	167	217	237
Other operating, net	619	(97)	(284)	(1,392)
Total costs and operating expenses	56,988	61,191	58,350	50,352
(Loss) income from operations	(1,303)	6,643	3,324	(6,296)
Other income (expense):
Interest income	—	—	1	8
Interest expense	(78)	(59)	(54)	(51)
Total other (expense) income, net	(78)	(59)	(53)	(43)
(Loss) income before income taxes	(1,381)	6,584	3,271	(6,339)
Income tax benefit (expense)	139	(234)	(576)	616
Net (loss) income	(1,242)	6,350	2,695	(5,723)
Redeemable preferred stock dividends and deemed dividends	(484)	(104)	—	—
Net (loss) income attributable to common stockholders	$(1,726)	$6,246	$2,695	$(5,723)
(Loss) earnings per share:
Basic	$(0.11)	$0.37	$0.16	$(0.33)
Diluted	$(0.11)	$0.36	$0.15	$(0.33)

Per share data have been adjusted for all periods presented to reflect the five-for-one reverse stock split effective May 31, 2013.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2013, JANUARY 1, 2013 AND
JANUARY 3, 2012

19. UNAUDITED QUARTERLY INFORMATION  – (continued)

During the fourth quarter of fiscal 2013, the Company corrected a classification error in its accounting for payments to resellers of jambacards, for the first three quarters of 2013. Management evaluated the materiality of the errors from qualitative and quantitative perspectives and concluded that the errors were immaterial to the current year and all fiscal quarters of 2013. The Company has revised the amounts related to Q1 through Q3 of fiscal 2013 in preparing the accompanying consolidated financial statements of operations for fiscal quarters of 2013, and will also revise its quarterly historical financial statements when they are published in future filings. The correction of the immaterial error resulted in an increase in Company Store revenue and a corresponding increase in Store operating expense. For the fiscal quarters ended April 2, 2013, July 2, 2013 and October 1, 2013, the correction to Company Store revenue and Store operating expense was $0.6 million, $0.6 million and $0.3 million, respectively.

On June 14, 2013, the holders of Series B preferred stock completed the conversion of all their shares, resulting in no dividend payments after that date. As of December 31, 2013, there were no shares of Series B preferred stock issued and outstanding.

The sum of earnings (loss) per share for all four quarters may not equal the earnings per share of the fiscal year due to rounding.

(Dollars in thousands, except share and per share amounts)	Thirteen Weeks Ended April 3, 2012	Thirteen Weeks Ended July 3, 2012	Thirteen Weeks Ended October 2, 2012	Thirteen Weeks Ended January 1, 2013
Revenue:
Company stores	$50,025	$62,530	$61,795	$40,775
Franchise and other revenue	3,022	3,514	3,687	3,441
Total revenue	53,047	66,044	65,482	44,216
Costs and operating expenses (income):
Cost of sales	11,611	13,975	14,918	9,711
Labor	15,408	17,148	16,457	14,073
Occupancy	7,418	7,326	7,353	7,376
Store operating	7,875	8,955	9,328	7,454
Depreciation and amortization	2,922	2,813	2,793	2,534
General and administrative	8,639	10,823	9,663	11,646
Impairment of long-lived assets	386	175	75	75
Other operating, net	433	(200)	347	(1,334)
Total costs and operating expenses	54,692	61,015	60,934	51,535
(Loss) income from operations	(1,645)	5,029	4,548	(7,319)
Other income (expense):
Interest income	20	20	21	—
Interest expense	(117)	22	(52)	(70)
Total other (expense) income, net	(97)	42	(31)	(70)
(Loss) income before income taxes	(1,742)	5,071	4,517	(7,389)
Income tax benefit (expense)	232	(453)	(413)	479
Net (loss) income	(1,510)	4,618	4,104	(6,910)

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2013, JANUARY 1, 2013 AND
JANUARY 3, 2012

19. UNAUDITED QUARTERLY INFORMATION  – (continued)

(Dollars in thousands, except share and per share amounts)	Thirteen Weeks Ended April 3, 2012	Thirteen Weeks Ended July 3, 2012	Thirteen Weeks Ended October 2, 2012	Thirteen Weeks Ended January 1, 2013
Redeemable preferred stock dividends and deemed dividends	(481)	(472)	(1,123)	(105)
Net (loss) income attributable to common stockholders	$(1,991)	$4,146	$2,981	$(7,015)
(Loss) earnings per share:
Basic	$(0.15)	$0.31	$0.21	$(0.45)
Diluted	$(0.15)	$0.31	$0.21	$(0.45)

Per share data have been adjusted for all periods presented to reflect the five-for-one reverse stock split effective May 31, 2013.

During the third quarter of fiscal 2012, holders of 93,500 shares of outstanding Series B-1 Preferred Stock and 2,000 shares of outstanding Series B-2 Preferred Stock converted such stock into an aggregate of 1,910,000 shares of common stock. As a result, related accretion or deemed dividends of $0.7 million was accelerated and recognized in the quarter.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2013, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2013. These conclusions were communicated to the Audit Committee.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework (1992). Based on this assessment, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2013 based on the criteria set forth by COSO in Internal Control — Integrated Framework.

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

We have audited Jamba, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Jamba, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jamba, Inc. and subsidiaries as of December 31, and January 1, 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended December 31, 2013, January 1, 2013 and January 3, 2012, and our report dated March 7, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
KPMG LLP
San Francisco, CA
March 7, 2014

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Directors of the Company is incorporated herein by reference from the Company’s 2014 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2013 fiscal year.

Information regarding the Executive Officers of the Company is contained in Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company’s 2014 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2013 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, information required by Item 12 is incorporated herein by reference from the Company’s 2014 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2013 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference from the Company’s 2014 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2013 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from the Company’s 2013 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2013 fiscal year.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Emeryville, State of California, on the 7th day of March, 2014.

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

Name	Title	Date
/s/ James D. White James D. White	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 7, 2014
/s/ Karen L. Luey Karen L. Luey	Chief Financial Officer, Chief Administrative Officer, Executive Vice President and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 7, 2014
/s/ Michael A. Depatie Michael A. Depatie	Director	March 7, 2014
/s/ Lorna Donatone Lorna Donatone	Director	March 7, 2014
/s/ Richard L. Federico Richard L. Federico	Director	March 7, 2014
/s/ Andrew Heyer Andrew Heyer	Director	March 7, 2014
/s/ Lesley H. Howe Lesley H. Howe	Director	March 7, 2014
/s/ Marvin Igelman Marvin Igelman	Director	March 7, 2014
/s/ David A. Pace David A. Pace	Director	March 7, 2014
/s/ Brian Swette Brian Swette	Director	March 7, 2014

JAMBA, INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2013, January 1, 2013, and January 3, 2012
(In thousands)

Allowance for Doubtful Accounts

	Balance at the Beginning of the Period	Charged to Expenses	Charged (Credited) to Other Accounts	Deductions	Balance at the End of the Period
Year ended December 31, 2013	$108	$182	$—	$—	$290
Year ended January 1, 2013	$294	$56	$—	$(242)	$108
Year ended January 3, 2012	$200	$94	$—	$—	$294

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-32552	3.1	December 5, 2006
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	8-K	001-32552	3.2	December 5, 2006
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	8-K	001-32552	3.1	May 31, 2013
3.4	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock	8-K	001-32552	3.1	October 9, 2008
3.5	Certificate of Designation of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock	8-K	001-32552	3.1	June 17, 2009
3.6	Amended and Restated Bylaws of the Company	8-K	001-32552	3.3	August 17, 2010
4.1	Specimen Common Stock Certificate	S-1	333-122812	4.2	February 14, 2005
4.2	Rights Agreement, effective as of October 8, 2008 between Jamba, Inc. and Continental Stock Transfer & Trust Company as Rights Agent	8-K	001-32552	4.1	October 9, 2008
4.3	Amendment No. 1 to Rights Agreement dated June 16, 2009 between Jamba, Inc. and Continental Stock Transfer & Trust Company as Rights Agent	8-K	001-32552	4.3	June 17, 2009

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.4	Registration Rights Agreement dated June 16, 2009 between Jamba, Inc., the Investors and North Point	8-K	001-32552	4.1	June 17, 2009
10.1	Form of Indemnity Agreement entered into between the Company and its directors, officers and certain other employees	8-K	001-32552	10.1	December 5, 2006
10.2	Form of Distribution Agreement by and between Jamba Juice Company and various suppliers	8-K	001-32552	10.4	December 5, 2006
10.3	Office Lease for the property located at 6475 Christie Avenue, Emeryville, CA 94608, by and between Jamba Juice Company and Bay Center Office, LLC dated July 28, 2006	8-K	001-32552	10.5	December 5, 2006
10.4	Amended and Restated 1994 Stock Incentive Plan**	8-K	001-32552	10.16	December 5, 2006
10.5	2001 Equity Incentive Plan**	8-K	001-32552	10.17	December 5, 2006
10.6	Jamba, Inc. Amended and Restated 2006 Employee, Director and Consultant Stock Plan**	DEF14A	001-32552	Annex A	April 1, 2010
10.7	Form of Incentive Stock Option Plan under the 2006 Plan**	10-Q	001-32552	10.2	August 17, 2011
10.8	Form of Non-Qualified Stock Option Agreement under the 2006 Plan**	10-Q	001-32552	10.3	August 17, 2011
10.9	Form of Restricted Stock Units Agreement under the 2006 Plan**	10-Q	001-32552	10.4	August 17, 2011
10.10	Jamba, Inc. 2010 Employee Stock Purchase Plan	DEF14A	001-32552	Annex B	April 1, 2010

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11	Non-employee Director Compensation Policy, as amended**	10-K	001-32552	10.11	March 7, 2013
10.12	Distribution Service Agreement by Systems Services of America and Jamba Juice Company dated as of December 16, 2012*	10-K	001-32552	10.11	March 7, 2013
10.13	Form of Executive Employment Agreement entered into between Jamba Juice Company and each of Karen L. Luey, Thibault de Chatellus, Steve Adkins, Greg Schwartz and Susan Shields**	8-K	001-32552	10.1	October 14, 2008
10.14	Employment Agreement dated November 17, 2008 between Jamba Juice Company and James White**	8-K	001-32552	10.1	November 18, 2008
10.15	Notice of Grant of Non-Qualified Stock Option and Non-Qualified Stock Option Agreement, Dated December 1, 2008, entered into between Jamba, Inc. and James White**	10-K	001-32552	10.22	March 16, 2009
10.16	Jamba, Inc. Management Incentive Plan	8-K	001-32552	10.1	December 21, 2010
10.17	Credit Agreement dated as of February 14, 2012 by and among the Company, Jamba Juice company and Wells Fargo Bank, National Association	10-K	001-32552	10.18	March 9, 2012

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.18	Amendment to the Credit Agreement dated as of November 1, 2012 by and among the Company, Jamba Juice Company and Wells Fargo Bank, National Association	10-K	001-32552	10.19	March 7, 2013
10.19	First Amendment to Office Lease for the property located at 6475 Christie Avenue, Emeryville, CA 94608, by and between Jamba Juice Company and Bay Center Investor, LLC, dated March 25, 2011	10-Q	001-32552	10.1	August 2, 2012
10.20	Second Amendment to Office Lease for the property located at 6475 Christie Avenue, Emeryville, CA 94608, by and between Jamba Juice Company and Bay Center Investor, LLC, dated May 31, 2012	10-Q	001-32552	10.2	August 2, 2012
10.21	Jamba, Inc. 2013 Equity Incentive Plan**	8-K	001-32552	10.1	May 16, 2013
10.22	Form of Notice of Grant of Stock Option under 2013 Equity Incentive Plan**	8-K	001-32552	10.2	May 16, 2013
10.23	Form of Stock Option Agreement under 2013 Equity Incentive Plan**	8-K	001-32552	10.3	May 16, 2013
10.24	Form of Notice of Grant of Restricted Stock under 2013 Equity Incentive Plan**	8-K	001-32552	10.4	May 16, 2013
10.25	Form of Restricted Stock Agreement under 2013 Equity Incentive Plan**	8-K	001-32552	10.5	May 16, 2013
10.26	Form of Notice of Grant of Restricted Stock Unit under 2013 Equity Incentive Plan**	8-K	001-32552	10.5	May 16, 2013

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.27	Form of Restricted Stock Unit Agreement under 2013 Equity Incentive Plan	8-K	001-32552	10.7	May 16, 2013
10.28	Second Amendment to the Credit Agreement dated as of July 22, 2013 by and among the Company, Jamba Juice Company and Wells Fargo Bank, National Association	10-Q	001-32552	10.8	August 6, 2013
10.29	Executive Retention and Severance Plan**	10-Q	001-32552	10.9	August 6, 2013
10.30	Amendment to Severance Arrangements with Bruce Schroder, dated as of October 7, 2013**					X
10.31	Amendment and Limited Waiver, dated November 4, 2013, to the Credit Agreement dated as of July 22, 2013 by and among the Company, Jamba Juice Company and Wells Fargo Bank, National Association					X
14.1	Code of Business Conduct and Ethics	8-K	001-32552	14.1	December 5, 2006
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm–KPMG LLP					X
24	Power of Attorney, included on signature page hereto					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
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