Form 10-Q
period 2014-04-01
JAMBA, INC.
filed 2014-05-09
CIK 1316898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2014

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

The number of shares of common stock, $0.001 par value, of Jamba, Inc. issued and outstanding as of May 5, 2014 was 17,193,238.

JAMBA, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED April 1, 2014

Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JAMBA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)	April 1, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$25,294	$32,386
Receivables, net of allowances of $280 and $291	12,570	14,110
Inventories	2,624	2,670
Prepaid and refundable taxes	359	483
Prepaid rent	2,910	307
Prepaid expenses and other current assets	6,545	6,727

Total current assets	50,302	56,683
Property, fixtures and equipment, net	38,320	37,485
Goodwill	1,233	1,233
Trademarks and other intangible assets, net	1,321	1,317
Other long-term assets	1,147	1,198

Total assets	$92,323	$97,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,874	$5,086
Accrued compensation and benefits	3,827	5,538
Workers’ compensation and health insurance reserves	989	1,046
Accrued jambacard liability	33,048	37,121
Other current liabilities	14,691	13,082

Total current liabilities	57,429	61,873
Deferred rent and other long-term liabilities	7,258	9,201

Total liabilities	64,687	71,074

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value, 30,000,000 shares authorized; 17,193,163 and 17,154,655 shares issued and outstanding at April 1, 2014 and December 31, 2013, respectively	$17	$17
Additional paid-in capital	392,272	391,234
Accumulated deficit	(364,653)	(364,409)

Total stockholders’ equity	27,636	26,842

Total liabilities and stockholders’ equity	$92,323	$97,916

Share and per share data have been adjusted for all periods presented to reflect a five-for-one reverse stock split effective May 31, 2013.

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Week Period Ended	13 Week Period Ended
(In thousands, except share and per share amounts)	April 1, 2014	April 2, 2013
Revenue:
Company Stores	$47,272	$51,769
Franchise and other revenue	4,361	3,916
Total revenue	51,633	55,685

Costs and operating expenses:
Cost of sales	11,582	12,404
Labor	14,330	15,755
Occupancy	6,967	7,376
Store operating	7,402	8,786
Depreciation and amortization	2,618	2,772
General and administrative	8,350	9,169
Other operating, net	603	726
Total costs and operating expenses	51,852	56,988
Loss from operations	(219)	(1,303)

Other (expense) income, net:

Interest income	16	—
Interest expense	(46)	(78)
Total other expense, net	(30)	(78)

Loss before income taxes	(249)	(1,381)
Income tax benefit	5	139
Net loss	(244)	(1,242)
Redeemable preferred stock dividends and deemed dividends	—	(484)
Net loss attributable to common stockholders	$(244)	$(1,726)

Weighted-average shares used in the computation of loss per share:
Basic	17,165,087	16,141,884
Diluted	17,165,087	16,141,884

Loss per share:
Basic	$(0.01)	$(0.11)
Diluted	$(0.01)	$(0.11)

Share and per share data have been adjusted for all periods presented to reflect a five-for-one reverse stock split effective May 31, 2013.

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
(In thousands, except share amounts)	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2013	15,481,782	$78	$380,007	$(366,489)	$13,596
Share-based compensation expense	—	—	479	—	479
Issuance of common stock pursuant to stock plans	80,008	—	366	—	366
Conversion of preferred stock	1,135,600	6	6,524	—	6,530
Accretion of Series B preferred shares	—	—	(390)	—	(390)
Redeemable preferred stock dividends	—	—	(94)	—	(94)
Net loss	—	—	—	(1,242)	(1,242)

Balance as of April 2, 2013	16,697,390	$84	$386,892	$(367,731)	$19,245

Balance as of December 31, 2013	17,154,655	$17	$391,234	$(364,409)	$26,842
Share-based compensation expense	—	—	735	—	735
Issuance of common stock pursuant to stock plans	38,508	—	303	—	303
Net loss	—	—	—	(244)	(244)

Balance as of April 1, 2014	17,193,163	$17	$392,272	$(364,653)	$27,636

Share and per share data have been adjusted for all periods presented to reflect a five-for-one reverse stock split effective May 31, 2013.

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 Week Period Ended	13 Week Period Ended
(In thousands)	April 1, 2014	April 2, 2013
Net loss	$(244)	$(1,242)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,618	2,772
Impairment of long-lived assets	30	107
Lease termination, store closure costs and gain on disposals	(342)	212
Jambacard breakage income	524	620
Share-based compensation	735	479
Bad debt, purchase obligation and trade credits	76	221
Deferred rent	(2,296)	(817)
Changes in operating assets and liabilities:
Receivables	2,196	3,327
Inventories	11	(511)
Prepaid and refundable taxes	124	99
Prepaid rent	(2,603)	198
Prepaid expenses and other current assets	329	(794)
Other long-term assets	15	(246)
Restricted cash from operating activities	—	205
Accounts payable	(1,516)	(3,418)
Accrued compensation and benefits	(1,711)	(3,516)
Workers’ compensation and health insurance reserves	(57)	162
Accrued jambacard liability	(4,597)	(4,756)
Other current liabilities	1,609	7
Deferred rent and other long-term liabilities	360	979
Cash used in operating activities	$(4,739)	$(5,912)
Cash provided by (used in) investing activities:
Capital expenditures	(2,656)	(2,898)
Proceeds from sale of stores	—	118
Cash used in investing activities	$(2,656)	$(2,780)
Cash provided by (used in) financing activities:
Redeemable preferred stock dividends paid	—	(123)
Proceeds pursuant to stock plans	303	366
Cash provided by financing activities	$303	$243
Net decrease in cash and cash equivalents	(7,092)	(8,449)
Cash and cash equivalents at beginning of period	32,386	31,486
Cash and cash equivalents at end of period	$25,294	$23,037

Supplemental cash flow information:
Cash paid for interest	$43	$14
Income taxes paid	12	58
Noncash investing and financing activities:
Accrued property, fixtures and equipment in additions	$1,304	$388
Conversion of preferred stock	$—	$6,530
Accretion of preferred stock issuance costs	$—	$390

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Jamba, Inc., a Delaware corporation (the “Company”), and its wholly-owned subsidiary, Jamba Juice Company, is a healthy, active lifestyle brand with a global business driven by a portfolio of company-owned and franchised Jamba Juice® stores, innovative product platforms that utilize our JambaGO® and Jamba Smoothie Station™ formats, and Jamba-branded consumer packaged goods (“CPG”). As a leading “better-for-you,” specialty food and beverage brand, Jamba offers great tasting, whole fruit smoothies, fresh-squeezed juices and juice blends, hot teas, and a variety of food items including, hot oatmeal, breakfast wraps, sandwiches, Artisan FlatbreadsTM, baked goods and snacks in our stores. Jamba Juice Company has expanded the Jamba brand by direct selling of CPG products and licensing its trademarks.

As of April 1, 2014, there were 854 Jamba Juice stores globally, consisting of 263 Company-owned and operated stores (“Company Stores”), 544 franchisee-owned and operated stores (“Franchise Stores”) in the United States, and 47 Franchise Stores in international locations (“International Stores”).

Unaudited Interim Financial Information—The condensed consolidated balance sheet as of April 1, 2014 and the condensed consolidated statements of operations, stockholders’ equity and cash flows for each of the 13 week periods ended April 1, 2014 and April 2, 2013 have been prepared by the Company, without audit, and have been prepared on the same basis as the Company’s audited consolidated financial statements. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position as of April 1, 2014 and the results of operations and cash flows for the 13 week periods ended April 1, 2014 and April 2, 2013. The condensed consolidated balance sheet as of December 31, 2013 has been derived from the Company’s audited consolidated financial statements.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Annual Report”).

Reverse Stock Split —Effective May 31, 2013, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation, as amended, and consummated a five-for-one reverse stock split (“Reverse Stock Split”) of its issued and outstanding common stock, $0.001 par value per share. The Reverse Stock Split and the Certificate of Amendment were approved by the Company’s stockholders at the Company’s Annual Meeting of Stockholders held on May 14, 2013.

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

Advertising fund assets as of April 1, 2014 include $1.3 million of receivables from franchisees, which is recorded in receivables on the consolidated balance sheet. Advertising fund liabilities as of April 1, 2014 of $1.2 million are reported in other current liabilities and accounts payable on the consolidated balance sheet.

Advertising fund assets as of December 31, 2013 include $0.8 million of receivables from franchisees, which is recorded in receivables on the consolidated balance sheet. Advertising fund liabilities as of December 31, 2013 of $0.6 million are reported in other current liabilities and accounts payable on the consolidated balance sheet.

Comprehensive Income — Comprehensive income is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments from owners and distributions to owners. The Company currently has no components of Comprehensive Income other than net income, therefore no separate statement of comprehensive income is presented.

Earnings (Loss) Per Share — Earnings (loss) per share is computed in accordance with Accounting Standards Codification (“ASC”) 260. Basic earnings (loss) per share is computed based on the weighted-average of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted-average number of common shares and potentially dilutive securities, which includes outstanding warrants and outstanding options and restricted stock awards granted under the Company’s stock option plans. The number of incremental shares from the assumed exercise of restricted stock awards, warrants and options was calculated by applying the treasury stock method.

Anti-dilutive shares including restricted stock awards, warrants and stock options totaling1.5 million and 2.3 million have been excluded from the calculation of diluted weighted-average shares outstanding in the 13 week period ended April 1, 2014 and in the 13 week period ended April 2, 2013, respectively.

All shares of preferred stock were completely converted to shares of common stock as of June 14, 2013. For the 13 week period ended April 2, 2013, the impact of the assumed conversion of preferred stock was anti-dilutive. Shares and per share data have been adjusted for all periods presented to reflect the Reverse Stock Split effective May 31, 2013.

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

Recent Accounting Pronouncements

There has been no development to recently issued accounting pronouncements relevant to the Company’s business, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements from that disclosed in the Company’s Annual Report on Form 10-K.

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

As of April 1, 2014, there are no shares of Series B Preferred Stock outstanding, as the balance of such shares were fully converted to the Company’s common stock in June 2013. During the 13 week period ended April 2, 2013, holders of 19,649 shares of outstanding Series B-1 Preferred Stock and 37,131 shares of outstanding Series B-2 Preferred Stock converted such stock into an aggregate of 5,678,000 shares of common stock at the conversion price of $1.15 per share.

During the 13 week periods ended April 2, 2013, the Company paid cash dividends on the Series B Preferred Stock totaling $0.1 million. Accretion related to the Series B Preferred Stock for the 13 week period ended April 2, 2013 was $0.4 million including the acceleration of accretion on converted shares.

3. SHARE-BASED COMPENSATION

On May 14, 2013, at its 2013 Annual Meeting of Stockholders (the “Annual Meeting”), the Company’s stockholders, upon the recommendation of the Board of Directors, approved the Jamba, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan authorizes the Company to provide incentive compensation in the form of stock options, stock appreciation rights (“SARs”), restricted stock and stock units, performance shares and units, other stock-based awards, cash-based awards and deferred compensation awards. The 2013 Plan authorizes up to 3,145,122 shares.

  A summary of stock option activity under the Plans as of April 1, 2014, and changes during the 13 week period then ended is presented below. Shares and per share data have been adjusted for all periods presented to reflect the Reverse Stock Split:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(per share)	($ in thousands)
Options outstanding at December 31, 2013	1,126	$11.20	$5,255
Options granted	—	—
Options exercised	(30)	$10.07
Options canceled	(4)	$27.99
Options outstanding at April 1, 2014	1,092	$11.18	$5,066

Options vested or expected to vest at April 1, 2014	1,080	$11.19	$5,038

Options exercisable at April 1, 2014	924	$11.45	$4,622

No stock options were granted during the 13 week periods ended April 1, 2014 and April 2, 2013, respectively.

No performance stock units (“PSUs”) were granted, canceled or forfeited during the 13 week period ended April 1, 2014, and no PSUs vested during the period.

Information regarding activity for outstanding restricted stock units (“RSUs”) granted as of April 1, 2014 is as follows (shares in thousands):

	Number of shares of RSUs	Weighted- Average Grant Date Fair Value (per share)

RSUs outstanding as of December 31, 2013	209	$11.39
RSUs granted	52	$12.34
RSUs forfeited (canceled)	(2)	$13.33
RSU vested	(8)	$12.47

RSUs outstanding as of April 1, 2014	251	$11.53

Share-based compensation expense, which is included in general and administrative expense, was $0.7 million and $0.5 million for the 13 week periods ended April 1, 2014 and April 2, 2013, respectively. At April 1, 2014, non-vested share-based compensation for stock options and restricted stock awards, net of forfeitures, totaled $2.6 million. This expense will be recognized over the remaining weighted average vesting period of approximately 2 years. There was no income tax benefit related to share-based compensation expense during the 13 week periods ended April 1, 2014 and April 2, 2013.

4. FAIR VALUE MEASUREMENT

Financial Assets and Liabilities

The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of April 1, 2014 and December 31, 2013 by level within the fair value hierarchy (in thousands):

April 1, 2014	Level 1	Level 2	Level 3

Liabilities:
Contingent consideration (1)	$—	$—	$553

December 31, 2013
Liabilities:
Contingent consideration (2)	$—	$—	$553

(1)	$0.6 million included in deferred rent and other long-term liabilities on the consolidated balance sheet at April 1, 2014.
(2)	$0.6 million included in deferred rent and other long-term liabilities on the consolidated balance sheet at December 31, 2013.

As of April 1, 2014, the fair value of contingent consideration is $0.6 million, resulting in no gain or loss for the 13 week period ended April 1, 2014. At December 31, 2013, the fair value was $0.6 million.

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

 Level 3 Inputs

The fair value of the contingent consideration is classified as level 3 because it is based on unobservable inputs. Significant inputs and assumptions include management’s estimate of operating profits from the related business, the timing of the payout and the discount rate used to calculate the present value of the liability. The Company classified the fair value of long-lived assets as Level 3 because the value is based on unobservable inputs. The significant inputs to the fair value measurement of the long-lived assets are projected future operating results at the store level and the discount rates applied to calculate the present value of the these assets. Significant changes in any level 3 input or assumption would result in increases or decreases to the related fair value measurements.

5. CREDIT AGREEMENT

On February 14, 2012, we entered into a Credit Agreement with Wells Fargo Bank, National Association (the “Lender”) which, as amended on November 1, 2012, July 22, 2013 and November 4, 2013 (as amended, the “Credit Agreement”) makes available to the Company a revolving line of credit in the amount of $15.0 million. The outstanding balance under the Credit Agreement bears interest at a LIBOR Market Index Rate based upon the rate for one month U.S. dollar deposits, plus 2.50% per annum. Under the terms of the Credit Agreement, the Company is required to maintain maximum consolidated leverage ratios, minimum levels of tangible net worth and a minimum fixed charge coverage ratio. The Credit Agreement terminates July 22, 2016 or may be terminated earlier by the Company or by the Lender. This credit facility is subject to customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions and dispositions of assets. The credit facility is evidenced by a revolving note made by the Company in favor of the Lender, is guaranteed by the Company and is secured by substantially all of its assets including the assets of its subsidiaries and a pledge of stock of its subsidiaries. In addition, the Credit Agreement replaced restricted cash requirements established in prior periods, as the line of credit also collateralizes the Company’s outstanding letters of credit of $0.9 million as of April 1, 2014.

During the 13 week period ended April 1, 2014, there were no borrowings under the Credit Agreement. To acquire the credit facility, the Company incurred upfront fees which are being amortized over the term of the Credit Agreement. As of April 1, 2014 and December 31, 2013, the unamortized commitment fee amount was not material. As of April 1, 2014, the Company was in compliance with all the financial covenants to the Credit Agreement. The unused borrowing capacity under the agreement on April 1, 2014, was $14.1 million.

6. INCOME TAXES

At the end of each interim period, the Company calculates an estimated annual effective tax rate based on the Company’s best estimate of the tax expense (benefit) that will be provided for the full year. The year-to-date income tax expense (benefit) is a result of applying the estimated annual effective tax rate to the year-to-date actual pre-tax income (loss). The interim period tax expense (benefit) is the difference between the year-to-date amount and the amounts reported for previous interim periods, adjusted for discrete tax items, if any.

A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has concluded that it is not more-likely-than-not that the deferred tax assets will be realized and a full valuation allowance has been maintained against the Company’s net deferred tax assets. Due to the pre-tax income in the recent years, management may contemplate an adjustment of the valuation allowance in the future.

The Company’s effective tax rate for the 13 week period ended April 1, 2014 was 1.9%. The effective tax rate was affected by pretax income or loss, a change in the valuation allowance related to deductible temporary differences originating during the current year, the alternative minimum taxes and foreign withholding taxes.

The Company’s effective tax rate for the 13 week period ended April 2, 2013 was 11.4%. The effective tax rate was affected by pretax income or loss, a change in the valuation allowance related to deductible temporary differences originating during the current year, the foreign withholding taxes and U.S. alternative minimum taxes.

As of April 1, 2014, there have been no material changes to the Company’s uncertain tax positions disclosed in Note 13 in the Notes to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

7. OTHER OPERATING, NET

For the 13 week periods ended April 1, 2014 and April 2, 2013, the components of other operating, net were as follows (in thousands):

	13 Week Period Ended April 1, 2014	13 Week Period Ended April 2, 2013
Jambacard card breakage income	$(524)	$(620)
Jambacard expense	147	231
Franchise expense	352	287
CPG and JambaGO direct expense	549	540
(Gain) Loss on disposal of fixed assets	(67)	221
Other	146	67

	$603	$726

8. OTHER COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions.) Forward-looking statements include, but are not limited to, statements concerning projected new store openings, revenue growth rates, and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive conditions. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

JAMBA, INC. OVERVIEW

 Jamba, Inc., a Delaware corporation (the “Company”), and its wholly-owned subsidiary, Jamba Juice Company, is a healthy, active lifestyle brand with a global business driven by a portfolio of company-owned and franchised Jamba Juice® stores, innovative product platforms that utilize our JambaGO® and Jamba Smoothie Station™ formats, and Jamba-branded consumer packaged goods (“CPG”). As a leading “better-for-you,” specialty food and beverage brand, Jamba offers great tasting, whole fruit smoothies, fresh-squeezed juices and juice blends, hot teas, and a variety of food items including, hot oatmeal, breakfast wraps, sandwiches, Artisan FlatbreadsTM, baked goods and snacks in our stores. Jamba Juice Company has expanded the Jamba brand by direct selling of consumer packaged goods CPG products and licensing its trademarks.

EXECUTIVE OVERVIEW

Key Overall Strategies

Our BLEND Plan, launched in 2009, continues to guide the Company’s strategic plan to transform Jamba into a globally recognized healthy, active lifestyle brand. Since the introduction of the BLEND Plan, we have accelerated our growth as a healthy, active lifestyle brand. Our BLEND Plan 3.0, launched in fiscal 2013, provides continuity and is the blueprint for focusing our resources on initiatives that strengthen our total brand value. The BLEND Plan guides the Company in building Jamba into a global lifestyle brand with $1 billion in total retail sales from all businesses by the end of fiscal 2015, to be reached by offering consumers differentiated products and experiences at Jamba Juice stores and through other retail distribution channels.

The important drivers for fiscal 2014 are our growth initiatives including expansion of our whole food nutrition and juice platforms, rapid global store growth, primarily through franchisee development agreements, leveraging our JambaGO opportunities and the pursuit of system-wide cost savings in order to continue to improve profitability. Our focus for 2014 is the expansion of our “Whole Food Nutrition” platform which encompasses blending juices, whole fruits and vegetables into convenient and nutritious beverages. To ensure our customers continue to enjoy their in-store experience, we intend to launch integrated programs that deliver outstanding customer service and that provide our team members with superior product knowledge.

2014 First Quarter Financial Highlights

•	Net loss was $0.2 million for the 13 weeks ended April 1, 2014 compared to a net loss of $1.2 million for the 13 weeks ended April 2, 2013.

•	Basic and diluted loss per share was $(0.01) for the 13 weeks ended April 1, 2014, compared to loss per share of $(0.11) per share for the 13 weeks ended April 2, 2013.

•	Company Store comparable sales increased 0.6% for the 13 weeks ended April 1, 2014.

•	Franchise Stores comparable sales increased 0.1% for the 13 weeks ended April 1, 2014 and system-wide comparable store sales increased by 0.3% for the 13 weeks ended April 1, 2014. Franchise Stores and system-wide comparable store sales are non-GAAP financial measures representing the change in year-over-year sales for all Company Stores and Franchise Stores (system-wide) and for all Franchise Stores, respectively, opened for at least one full year.

•	Total revenue was $51.6 million for the 13 weeks ended April 1, 2014, compared to $55.7 million for the 13 weeks ended April 2, 2013.

•	Loss from operations was $0.2 million for the 13 weeks ended April 1, 2014, compared to a loss from operations of $1.3 million for the 13 weeks ended April 2, 2013. Operating margin was (0.4)% for the 13 weeks ended April 1, 2014 compared to (2.3)% for the prior year period.

•	General and administrative expenses decreased 8.9% to $8.4 million for the 13 weeks ended April 1, 2014 compared to $9.2 million for the 13 weeks ended April 2, 2013.

•	Franchisees opened 11 new Jamba Juice stores, globally; nine new Franchise Stores, which included three Smoothie Stations, in the United States and two new International Stores. At April 1, 2014, there were 854 stores globally; 263 Company Stores, 544 Franchise Stores and 47 International Stores.

2014 First Quarter Business Highlights

Brand Activation and Leadership

Leverage Innovative In-Store Experience

We continue to build our total brand value through multi-channel brand marketing and product innovation, including the adoption of consumer loyalty programs, the development of engaging national and local marketing programs and entering into national scale partnerships. We are addressing our customers’ health and wellness needs by our offerings centered on “Whole Food Nutrition,” which encompasses blending juices and whole fruits and vegetables into nutritious and convenient beverages across all day-parts.

As an example of our focus on “Whole Food Nutrition,” we unveiled our expanded offerings of smoothies and fresh juices made with whole food ingredients, which reflect an evolving science of health and wellbeing while also honoring Jamba Juice's roots in simple and healthy living. The new smoothie offerings provide balanced nutrition and may serve as a delicious and convenient breakfast, lunch or snack. The new offerings consist of the following three flavors:

Kale-ribbean Breeze™ - a blend of mangoes, kale, passion-mango juice, fresh Greek yogurt and chia seeds that delivers a good source of protein and fiber, an excellent source of Omega-3s and a full serving of kale.

PB Chocolate Love™ - a blend of chocolate, peanut butter, bananas, and 2% milk with a Whole Grain boost that delivers a good source of protein and fiber and a full serving of whole grains.

Carrot Orange Fusion™ - a delightful blend of fresh orange juice, whole carrots, fresh Greek yogurt, soymilk, mangoes, bananas and chia seeds that delivers a good source of protein, fiber, and Omega-3s and a full serving of vegetables.

The expansion of our squeezed-to-order, fresh juice offerings, continues as we make more fresh whole fruits and vegetables available in our stores. Our squeezed-to-order, fresh juice offerings make it easy and convenient for our customers to get more fruits and vegetables like apple, pineapple, orange, kale, carrots and beets, in their diets. In addition to squeezed-to-order fresh juices, we offer a menu of a variety of fresh hand-crafted juice offerings from which the customer can choose. During 2014, we are expanding fresh juice offerings to more than 500 locations system-wide.

On February 4, 2014, we launched the Jamba Insider Rewards loyalty program which allows us to customize rewards to customers based on their historical buying habits and favored menu items. A participant’s history and earned reward points are tracked through the entry of their ten-digit telephone number on a touchscreen pad at the point of purchase.

Our joint promotion with ISIS, the mobile commerce joint venture created by AT&T Mobility, T-Mobile US Inc. and Verizon Wireless, was launched in the fall of 2013. This application of utilizing ISIS tap-to-pay mobile technology is a convenient option for customers and has the potential to reduce customer waiting time. This joint promotion to give away one million smoothies or juices, purchased by ISIS, to customers who are users of the technology has resulted in a significant number of redemptions during the quarter.

Expand Retail Footprint

New Products, Partners, Channels and Market

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

As of April 1, 2014, we had 854 Jamba Juice stores globally, represented by 263 Company Stores and 544 Franchise Stores, including 39 smoothie stations in the United States, and 47 International Stores. The system is comprised of approximately 69% Franchise and International Store locations and 31% Company Store locations. During the 13 week period ended April 1, 2014, nine Franchise Stores and two International Stores were opened. We expect to open 60 to 80 store locations by the end of fiscal 2014, globally, primarily through franchisees. The actual number of openings may differ from our expectations due to various factors, including franchisee access to capital and economic conditions.

Development

In the U.S. during the 13 week period ended April 1, 2014, franchisees developed and opened nine new Franchise Stores, of which five were traditional, four were non-traditional stores and three were smoothie stations.

We are continuing the system-wide refresh and remodel program, which started in 2013, to support the roll out of our whole foods blending and juice platforms. During the quarter, we completed the refresh of approximately 66 store locations system-wide, to include the whole food blending and juice offerings and to complete a contemporary re-imaging of each location.  As of April 1, 2014, 130 stores have been remodeled. We plan to roll out our whole food blending and juicing platform to more than 500 stores system-wide. In addition to our refresh and remodel program, to ensure our customers continue to enjoy their in-store experience, we continue to develop integrated programs that deliver excellent customer service and first-class product knowledge to our team members.

An important part of our development growth is our refranchising program. We sold four Company Store locations to existing franchise partners during the quarter, which transactions include the commitment by the franchise partners to develop 10 new locations over the next five years. The sale of Company Stores to franchise partners results in the reduction of Company Store revenue and increased Franchise Store revenue.

Our international franchise partners opened two stores during the quarter. We currently have international master development agreements with partners in South Korea, the Philippines, Canada, Mexico and the countries of the Gulf Cooperation Council (“GCC”). We continue to engage in discussions with other potential partners about expansion into international markets.

Our master developer in Mexico opened one store in April, 2014, and we expect our master developer in the GCC countries to open their first store during the second half of the year.

New Ventures

We organized our JambaGO® and CPG platforms, including Talbott Teas® under a management structure we call “New Ventures.” New Ventures will focus on the development and optimization of these platforms.

During the fourth quarter of 2013, our JambaGO® concept which targets venues servicing captive audiences like retail stores and schools, was launched in over 1,000 retail locations across the nation. With JambaGO® we continue to extend convenience and access to healthy fruit smoothies to K-12 schools, colleges & universities, business and industry and other consumer retail locations during the quarter through our low-capital, low-labor self-serve machine format.  As of April 1, 2014, there were over 1,800 JambaGO® units operating across the United States.

Jamba-branded CPG products are available in 23 SKUs as of April 1, 2014 and have a presence in all 50 states. We continue to seek to develop new partnerships to extend the Jamba brand into relevant categories that leverage our core brand strength.

Design an Effective and Efficient Organization

We began to implement the steps necessary to reduce costs and improve productivity during the quarter. The program is primarily focused on driving down costs in our supply chain and will enhance the work already done to help to mitigate the effect of commodity price increases. We also continue to focus attention on techniques to refine our labor deployment and service tools to ensure efficient service to our customers.  We continue to increase our digital activities, which contribute to improved speed of service. Our implementation of the ISIS Mobile Wallet in fall 2013 provides another opportunity to further improve speed of service in our stores by reducing the time it takes to process a customer’s purchase.

RESULTS OF OPERATIONS — 13 WEEK PERIOD ENDED APRIL 1, 2014 AS COMPARED TO 13 WEEK PERIOD ENDED APRIL 2, 2013 (UNAUDITED)

	13 Week Period Ended		13 Week Period Ended
(In thousands)	April 1, 2014	% (1)	April 2, 2013	% (1)
Revenue:
Company Stores	$47,272	91.6%	$51,769	93.0%
Franchise and other revenue	4,361	8.4%	3,916	7.0%
Total revenue	51,633	100.0%	55,685	100.0%
Costs and operating expenses:
Cost of sales	11,582	24.5%	12,404	24.0%
Labor	14,330	30.3%	15,755	30.4%
Occupancy	6,967	14.7%	7,376	14.2%
Store operating	7,402	15.7%	8,786	17.0%
Depreciation and amortization	2,618	5.1%	2,772	5.0%
General and administrative	8,350	16.2%	9,169	16.5%
Other operating, net	603	1.2%	726	1.3%
Total costs and operating expenses	51,852	100.4%	56,988	102.3%
Loss from operations	(219)	(0.4)%	(1,303)	(2.3)%
Other income (expense), net:
Interest income	16	0.0%	—	0.0%
Interest expense	(46)	(0.1)%	(78)	(0.1)%
Total other expense, net	(30)	(0.1)%	(78)	(0.1)%
Loss before income taxes	(249)	(0.5)%	(1,381)	(2.4)%
Income tax benefit	5	0.0%	139	0.2%
Net loss	(244)	(0.5)%	(1,242)	(2.2)%
Redeemable preferred stock dividends and deemed dividends	—	0.0%	(484)	(0.9)%
Net loss attributable to common stockholders	$(244)	(0.5)%	$(1,726)	(3.1)%

(1)	Cost of sales, labor, occupancy and store operating percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue.

Revenue

(in 000’s)

	13 Week Period Ended April 1, 2014	% of Total Revenue	13 Week Period Ended April 2, 2013	% of Total Revenue
Revenue:
Company stores	$47,272	91.6%	$51,769	93.0%
Franchise and other revenue	4,361	8.4%	3,916	7.0%
Total revenue	$51,633	100.0%	$55,685	100.0%

Total revenue is comprised of revenue from Company Stores, royalties and fees from Franchise Stores and International Stores, and revenue from CPG licensing and direct selling.

Total revenue for the 13 week period ended April 1, 2014 was $51.6 million, a decrease of $4.1 million, or 7.3%, compared to $55.7 million for the 13 week period ended April 2, 2013 primarily due to the decreased number of Company Stores as a result of the Company’s refranchising strategy.

Company Store revenue

Company Store revenue for the 13 week period ended April 1, 2014 was $47.3 million, a decrease of $4.5 million or 8.7%, compared to Company Store revenue of $51.8 million for the 13 week period ended April 2, 2013. The decrease in Company Store revenue was primarily due to the decreased number of Company Stores as a result of the Company’s refranchising strategy, partially offset by an increase in Company Store comparable sales as illustrated by the following table:

Company Store Increase (Decrease) in Revenue (in 000’s)
First quarter 2014 vs. First quarter 2013

Company Store comparable sales increase	$281
Reduction in the number of Company Stores, net	(4,778)

Total change in Company Store revenue	$(4,497)

Company Store comparable store sales increased by $0.3 million for the 13 week period ended April 1, 2014, or 0.6%, attributable to an increase of 6.5% in average check partially offset by a decrease in transaction count of 5.9% as compared to the same period in the prior year. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least a full fiscal year. As of April 1, 2014, 100% of our Company Stores had been open for at least one full year.

Franchise and other revenue

Franchise and other revenue was $4.4 million, an increase of $0.4 million or 11.4% for the 13 week period ended April 1, 2014 compared to $3.9 million for the 13 week period ended April 2, 2013. The increase was primarily due to the increase in royalties associated with the net increase in the number of Franchise and International Stores (approximately $0.5 million).

The aggregate number of Franchise and International Stores as of April 1, 2014 and April 2, 2013 was 591 and 521, respectively.

Cost of Sales

Cost of sales is mostly comprised of fruit, dairy, and other products used to make smoothies and juices, paper products, costs related to managing our procurement program and vendor rebates. As a percentage of Company Store revenue, cost of sales increased to 24.5% for the 13 week period ended April 1, 2014, compared to 24.0% for the 13 week period ended April 2, 2013. The increase of cost of sales as a percentage of Company Store revenue was primarily due to a shift in product mix related to the expanded whole food blending and fresh-squeezed juice offerings (approximately 0.9%), partially offset by a decrease in commodity costs (approximately 0.1%). Cost of sales for the 13 week period ended April 1, 2014 was $11.6 million, a decrease of $0.8 million, or 6.6%, compared to $12.4 million for the 13 week period ended April 2, 2013.

Labor

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. As a percentage of Company Store revenue, labor costs were 30.3% for the 13 week period ended April 1, 2014 compared to 30.4% for the 13 week period ended April 2, 2013. Labor costs for the 13 week period ended April 1, 2014 were $14.3 million, a decrease of $1.4 million, or 9.0%, compared to $15.8 million for the 13 week period ended April 2, 2013, which decrease is primarily due to the reduction in the number of Company Stores as a result of the Company’s refranchising strategy.

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes, licenses and property insurance for all Company Store locations. As a percentage of Company Store revenue, occupancy costs increased to 14.7% for the 13 week period ended April 1, 2014, compared to 14.2% for the 13 week period ended April 2, 2013. The increase in occupancy costs as a percentage of Company Store revenue was primarily due to escalating rents (approximately 0.4%). Occupancy costs for the 13 week period ended April 1, 2014 were $7.0 million compared to $7.4 million for the 13 week period ended April 2, 2013, which decrease is primarily due to the reduction in the number of Company Stores as a result of the Company’s refranchising strategy.

Store Operating

Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses. As a percentage of Company Store revenue, total store operating expenses decreased to 15.7% for the 13 week period ended April 1, 2014, compared to 17.0% for the 13 week period ended April 2, 2013. The decrease in total store operating expenses as a percentage of Company Store revenue was primarily due to decreases in marketing expense (approximately 0.9%) and utilities expense (approximately 0.4%). Total store operating expenses for the 13 week period ended April 1, 2014 were $7.4 million, a decrease of $1.4 million, or 15.8%, compared to $8.8 million for the 13 week period ended April 2, 2013 primarily due to decreased marketing expenditures and the reduction in the number of Company Stores as a result of the Company’s refranchising strategy.

Depreciation and Amortization

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. As a percentage of total revenue, depreciation and amortization increased to 5.1% for the 13 week period ended April 1, 2014, compared to 5.0% for the 13 week period ended April 2, 2013. The increase in depreciation and amortization as a percentage of total revenue was primarily due to the additional capital expenditures for improved information technology infrastructure. Depreciation and amortization for the 13 week period ended April 1, 2014 was $2.6 million, a decrease of $0.2 million, or 5.6%, compared to $2.8 million for the 13 week period ended April 2, 2013 primarily due to 37 fewer Company Stores than in the 13 week period ended April 2, 2013.

General and Administrative

General and administrative (“G&A”) expenses include costs associated with our corporate headquarters in Emeryville, CA, field supervision, bonuses, outside and contract services, accounting and legal fees, travel and travel-related expenses, share-based compensation and other. As a percentage of total revenue, total G&A expenses decreased to 16.2% for the 13 week period ended April 1, 2014 compared to 16.5% for the 13 week period ended April 2, 2013. Total G&A expenses for the 13 week period ended April 1, 2014 were $8.4 million, a decrease of $0.8 million, or 8.9%, compared to $9.2 million for the 13 week period ended April 2, 2013. The decrease of total G&A expenses was primarily due to reduction in headcount (approximately $0.6 million), a decrease in professional fees (approximately $0.2 million), a decrease in health insurance costs (approximately $0.1 million) partially offset by an increase in share-based compensation related to employee performance and non-employee option grants ($0.3 million).

Other operating, net

Other operating, net consists primarily of gain or loss on disposals, income from jambacard breakage, store lease termination, impairment charge and closure costs, jambacard-related fees, pre-opening expense and expenses related to our franchise, consumer packaged goods and JambaGO activities. For the 13 week period ended April 1, 2014, other operating, net was expense of $0.6 million compared to other operating expense of $0.7 million for the 13 week period ended April 2, 2013. Changes in the components of other operating, net include an increase in net gain on disposal of fixed assets (approximately $0.3 million) mainly from activities pursuant to our refranchising strategy and a reduction in pre-opening, impairment charge and sales tax audit expense (approximately $0.2 million), partially offset by a reduction in contingent consideration gain (approximately $0.3 million). There is no gain or loss on contingent consideration during the 13 week period ended April 1, 2014.

Income tax benefit

We have recorded income tax benefit for both the 13 week periods ended April 1, 2014 and April 2, 2013, respectively. Our effective income tax rates were 1.9% and 11.4% for the 13 week periods ended April 1, 2014 and April 2, 2013, respectively. For the 13 week periods ended April 1, 2014 and April 2, 2013, the effective tax rates were primarily affected by pretax loss, a change in the valuation allowance related to deductible temporary differences originating during the current year, the foreign withholding and the U.S. alternative minimum taxes of the respective periods.

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

Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least one full year. Franchise Store comparable sales, a non-GAAP financial measure, represents the change in year-over-year sales for all Franchise Stores opened for at least one full year, as reported by franchisees and excludes International Stores. System-wide comparable store sales, a non-GAAP financial measure, represents the change in year-over-year sales for all Company and Franchise Stores opened for at least one full year and is based on sales by both company-owned and domestic franchise-operated stores, as reported by franchisees, which are in the store base. System-wide comparable store sales do not include International Stores and JambaGO units.

Company Stores sold in refranchising transactions are included in the store base for each accounting period of the fiscal quarter in which the store was sold to the extent the sale is consummated at least three days prior to the end of such accounting period, but only for the days such stores have been company-owned. Thereafter, such stores are excluded from the store base until such stores have been franchise-operated for at least one full fiscal period at which point such stores are included in the store base and compared to sales in the comparable period of the prior year. Comparable store sales exclude closed locations.

Management reviews the increase or decrease in Company Store comparable sales, Franchise Store comparable sales and system-wide comparable sales compared with the same period in the prior year to assess business trends and make certain business decisions. The Company believes that Franchise Store comparable sales and system-wide comparable sales data, non-GAAP financial measures, are useful in assessing the overall performance of the Jamba brand and, ultimately, the performance of the Company.

The following table sets forth operating data that do not otherwise appear in our consolidated financial statements as of and for the 13 week period ended April 1, 2014 and the 13 week period ended April 2, 2013:

	13 Week Period Ended	13 Week Period Ended
	April 1, 2014	April 2, 2013
Percentage change in Company Store comparable sales (1)	0.6%	3.6%
Percentage change in Franchise Store comparable sales (2)	0.1%	(0.9)%
Percentage change in system-wide comparable sales (2)	0.3%	1.3%
Total Company Stores	263	300
Total Franchise Stores	544	479
Total International Stores	47	42

(1)	Percentage change in Company Store comparable sales compares the sales of Company Stores during a 13 week period in 2014 to the sales from the same Company Stores for the equivalent period in the prior year. A Company Store is included in this calculation after one full year of operations. Sales from Franchise Stores are not included in Company Store comparable sales.

(2)	Percentage change in system-wide comparable sales compares the combined sales of Company and Franchise Stores during a 13 week period in 2014 to the combined sales from the same Company and Franchise Stores for the equivalent 13 week period in the prior year. A Company or Franchise Store is included in this calculation after one full year of operations.

The following table sets forth certain data relating to Company Stores, Franchise and International Stores for the periods indicated:

	13 Week Period Ended April 1, 2014		13 Week Period Ended April 2, 2013
	Domestic	International	Domestic	International
Company Stores:
Beginning of Period	268	—	301	—
Company Stores opened	—	—	—	—
Company Stores closed	(1)	—	—	—
Company Stores sold to franchisees	(4)	—	(1)	—

Total Company Stores	263	—	300	—

Franchise and International Stores:
Beginning of Period	535	48	473	35
Franchise Stores opened	9	2	8	7
Franchise Stores closed	(4)	(3)	(3)	—
Franchise Stores purchased from Company	4	—	1	—

Total Franchise and International Stores	544	47	479	42

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Summary

The following table summarizes our cash flows for the 13 week periods ended April 1, 2014 and April 2, 2013 (in thousands):

	13 Week Period Ended April 1, 2014	13 Week Period Ended April 2, 2013
Net used in operating activities	$(4,739)	$(5,912)
Net cash used in investing activities	(2,656)	(2,780)
Net cash provided by financing activities	303	243

Net decrease in cash and cash equivalents	$(7,092)	$(8,449)

Liquidity

As of April 1, 2014, we had cash and cash equivalents of $25.3 million compared to $32.4 million as of December 31, 2013. As of April 1, 2014 and December 31, 2013, we had no short term or long term debt. Our primary sources of liquidity are cash flows provided by operating activities. In addition, we have a revolving line of credit with Wells Fargo Bank, National Association (the “Credit Agreement”) for $15.0 million, which we may utilize as described below. In the future, we may enter equipment leasing arrangements and incur additional indebtedness as necessary and as permitted under our credit agreement. We cannot assure, however, that such financing will be available on favorable terms or at all.

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

During the 13 week period ended April 1, 2014, there were no borrowings under the Credit Agreement. To acquire the credit facility, we incurred upfront fees which are being amortized over the term of the Credit Agreement. As of April 1, 2014, the unamortized commitment fee amount was not material. As of April 1, 2014, we were in compliance with all related covenants and the unused borrowing capacity under the agreement was $14.1 million.

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

Operating Activities

Net cash used in operating activities was $4.7 million for the 13 week period ended April 1, 2014, compared to $5.9 million for the 13 week period ended April 2, 2013, reflecting a net decrease in cash flows used in operating activities of $1.2 million. This decrease in cash used in operating activities was primarily due to a net increase in cash provided by operating assets and liabilities (approximately $2.4 million) partially offset by an increase in net loss after adjustments for noncash items (approximately $1.2 million).

The amount of cash provided by our operating activities during any particular fiscal year is highly subject to variations in the seasons. The first and fourth quarters of the fiscal year encompasses the winter and holiday seasons when we traditionally generate our lowest revenue, and our second and third quarters of the fiscal year encompasses the warmer seasons where a significant portion of our revenue and cash flows are realized. For more information on seasonality, refer to the section below entitled “Seasonality and Quarterly Results.” We also expect to have increased expenditures during the first part of the fiscal year as we invest in product development and domestic expansion with the goal to have new products released and new stores open by mid-year to take advantage of the busier summer months.

Investing Activities

Net cash used in investing activities was $2.7 million for the 13 week period ended April 1, 2014, compared to $2.8 million for the 13 week period ended April 2, 2013. The $0.1 million decrease in net cash used in investing activities during the 13 week period ended April 1, 2014 was primarily due to a decrease in capital expenditure payments related to the refresh and remodel program (approximately $0.2 million) partially offset by no proceeds from the sale of Company Stores received during the 13 week period ended April 1, 2014 (approximately $0.1 million). The proceeds for the refranchising transaction during the 13 week period ended April 1, 2014 was received after April 1, 2014.

In fiscal 2014, we expect capital expenditures to be approximately $12 – $13 million depending on our liquidity needs, including investing in improvements to our technology infrastructure, store refreshes and redesigns as well as maintenance capital. We expect to open up to two new Company Stores. We have embarked on a significant refresh of all Jamba stores to provide a contemporary and fresh experience for our customers and that includes the whole food nutrition and fresh-squeezed platform.

Financing Activities

Net cash provided by financing activities was $0.3 million for the 13 week period ended April 1, 2014, compared to $0.2 million for the 13 week period ended April 2, 2013. The $0.1 million increase in net cash provided by financing activities was primarily due to dividend payments in the prior year period that does not exist in the 13 week period ended April 1, 2014 (approximately $0.1 million). We no longer have payments of dividend on Series B Preferred Stock as the conversion to common stock was completed on June 14, 2013.

Contractual Obligations

There have been no significant changes to our contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that we are required to make in order to prepare the financial statements. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no significant changes to the policies and estimates as discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 1, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended April 1, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The Company’s risk factors are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and have not materially changed.

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

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of May, 2014.

JAMBA, INC.

By:	/s/ James D. White
James D. White
Chairman of the Board, Chief Executive
Officer
and President (Duly Authorized Officer)

By:	/s/ Karen L. Luey
Karen L. Luey
Chief Financial Officer, Chief Administrative Officer, Executive Vice President and Secretary
(Principal Financial Officer and Chief
Accounting Officer)

