Form 10-Q
period 2014-07-01
JAMBA, INC.
filed 2014-08-11
CIK 1316898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2014

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

The number of shares of common stock, $0.001 par value, of Jamba, Inc. issued and outstanding as of July 29, 2014 was 17,213,842.

JAMBA, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED JULY 1, 2014

Exhibits
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101

PART I - FINANCIAL INFORMATION

ITEM  1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JAMBA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

( In thousands, except share and per share amounts)	July 1, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$32,376	$32,386
Receivables, net of allowances of $223 and $291	14,926	14,110
Inventories	2,429	2,670
Prepaid and refundable taxes	237	483
Prepaid rent	2,954	307
Prepaid expenses and other current assets	5,914	6,727
Total current assets	58,836	56,683
Property, fixtures and equipment, net	40,032	37,485
Goodwill	1,233	1,233
Trademarks and other intangible assets, net	1,535	1,317
Other long-term assets	3,154	1,198
Total assets	$104,790	$97,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,445	$5,086
Accrued compensation and benefits	7,430	5,538
Workers’ compensation and health insurance reserves	1,511	1,046
Accrued jambacard liability	33,215	37,121
Other current liabilities	14,785	13,082
Total current liabilities	62,386	61,873
Deferred rent and other long-term liabilities	6,967	9,201
Total liabilities	69,353	71,074

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value, 30,000,000 shares authorized; 17,209,127 and 17,154,655 shares issued and outstanding at July 1, 2014 and December 31, 2013, respectively	17	17
Additional paid-in capital	393,632	391,234
Accumulated deficit	(358,317)	(364,409)
Total equity attributable to Jamba, Inc.	35,332	26,842
Noncontrolling interest	105	—
Total stockholders’ equity	35,437	26,842
Total liabilities and stockholders’ equity	$104,790	$97,916

See accompanying notes to condensed consolidated financial statements

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Week Period Ended	13 Week Period Ended	26 Week Period Ended	26 Week Period Ended
(In thousands, except share and per share amounts)	July 1, 2014	July 2, 2013	July 1, 2014	July 2, 2013
Revenue:
Company Stores	$58,632	$63,365	$105,904	$115,134
Franchise and other revenue	5,566	4,469	9,927	8,385
Total revenue	64,198	67,834	115,831	123,519

Costs and operating expenses:
Cost of sales	13,587	14,858	25,169	27,262
Labor	16,243	16,849	30,573	32,604
Occupancy	6,899	7,319	13,866	14,695
Store operating	8,495	9,040	15,897	17,808
Depreciation and amortization	2,680	2,768	5,298	5,540
General and administrative	9,582	10,237	17,932	19,390
Other operating, net	106	120	709	878
Total costs and operating expenses	57,592	61,191	109,444	118,177
Income from operations	6,606	6,643	6,387	5,342

Other(expense) income, net:

Interest income	18	—	34	—
Interest expense	(48)	(59)	(94)	(137)
Total other expense, net	(30)	(59)	(60)	(137)

Income before income taxes	6,576	6,584	6,327	5,205
Income tax expense	(223)	(234)	(218)	(95)
Net income	6,353	6,350	6,109	5,110
Redeemable preferred stock dividends and deemed dividends	—	(104)	—	(588)
Less: Net income attributable to noncontrolling interest	(17)	—	(17)	—
Net income attributable to Jamba, Inc.	$6,336	$6,246	$6,092	$4,522

Weighted-average shares used in the computation of earnings per share:
Basic	17,200,698	16,793,260	17,182,893	16,478,352
Diluted	17,611,007	17,473,249	17,604,395	16,895,654

Earnings per share attributable to Jamba, Inc. common stock shareholders:
Basic	$0.37	$0.37	$0.36	$0.27
Diluted	$0.36	$0.36	$0.35	$0.27

See accompanying notes to condensed consolidated financial statements

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Equity	Non-	Total
	Common Stock		Paid-In	Accumulated	Attributable	controlling	Stockholders’
(In thousands, except share amounts)	Shares	Amount	Capital	Deficit	To Jamba, Inc.	Interest	Equity
Balance as of January 1, 2013	15,481,782	$78	$380,007	$(366,489)	$13,596	$—	$13,596
Share-based compensation expense	—	—	1,154	—	1,154	—	1,154
Issuance of common stock pursuant to stock plans	114,808	1	556	—	557	—	557
Conversion of preferred stock	1,457,780	7	8,375	—	8,382	—	8,382
Accretion of Series B preferred shares	—	—	(466)	—	(466)	—	(466)
Redeemable preferred stock dividends	—	—	(122)	—	(122)	—	(122)
Repurchase of fractional shares due to reverse stock split	(412)	(69)	63	—	(6)	—	(6)
Net income	—	—	—	5,110	5,110	—	5,110

Balance as of July 2, 2013	17,053,958	$17	$389,567	$(361,379)	$28,205	$—	$28,205

Balance as of December 31, 2013	17,154,655	$17	$391,234	$(364,409)	$26,842	$—	$26,842
Share-based compensation expense	—	—	1,403	—	1,403	—	1,403
Issuance of common stock pursuant to stock plans	54,472	—	333	—	333	—	333
Sale of subsidiary shares to noncontrolling interest	—	—	662	—	662	88	750
Net income	—	—	—	6,092	6,092	17	6,109

Balance as of July 1, 2014	17,209,127	$17	$393,632	$(358,317)	$35,332	$105	$35,437

See accompanying notes to condensed consolidated financial statements

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 Week Period Ended	26 Week Period Ended
(In thousands)	July 1, 2014	July 2, 2013
Net income	$6,109	$5,110
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,298	5,540
Impairment, store closure costs and disposals	(893)	(322)
Jambacard breakage income and amortization, net	(1,327)	(1,462)
Share-based compensation	1,403	1,154
Bad debt and purchase obligation reserves	202	352
Deferred rent	(2,553)	(783)
Changes in operating assets and liabilities:
Receivables	796	4,107
Inventories	202	(801)
Prepaid and refundable taxes	246	391
Prepaid rent	(2,647)	(5)
Prepaid expenses and other current assets	320	(798)
Other long-term assets	(1,915)	142
Restricted cash from operating activities	—	205
Accounts payable	(276)	(1,748)
Accrued compensation and benefits	1,892	(760)
Workers’ compensation and health insurance reserves	465	81
Accrued jambacard liability	(2,579)	(3,953)
Other current liabilities	1,703	91
Other long-term liabilities	336	884
Cash provided by operating activities	$6,782	$7,425
Cash provided by investing activities:
Capital expenditures	(9,050)	(7,911)
Investment purchase	—	(300)
Proceeds from sale of stores	1,175	1,358
Cash used in investing activities	$(7,875)	$(6,853)
Cash provided by financing activities:
Redeemable preferred stock dividends paid	—	(36)
Proceeds pursuant to stock issuance	333	551
Proceeds from sale to noncontrolling interest	750	—
Cash provided by financing activities	$1,083	$515
Net (decrease) increase in cash and cash equivalents	(10)	1,087
Cash and cash equivalents at beginning of period	32,386	31,486
Cash and cash equivalents at end of period	$32,376	$32,573
Supplemental cash flow information:
Cash paid for interest	$15	$20
Income taxes paid	47	204
Noncash investing and financing activities:
Property, fixtures and equipment in accounts payable	$635	$767
Conversion of preferred stock	─	8,382
Accretion of preferred stock issuance costs	─	466

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Jamba, Inc., a Delaware corporation (the “Company”), and its wholly-owned subsidiary, Jamba Juice Company, is a healthy, active lifestyle brand with a global business driven by a portfolio of company-owned and franchised Jamba Juice® stores, innovative product platforms that utilize our JambaGO® and Jamba Smoothie Station™ formats, and Jamba-branded consumer packaged goods (“CPG”). As a leading “better-for-you,” specialty food and beverage brand, Jamba offers great tasting, whole fruit smoothies, fresh-squeezed juices and juice blends, hot teas, and a variety of food items including, hot oatmeal, breakfast wraps, sandwiches, Artisan Flatbreads™, baked goods and snacks in our stores. Jamba Juice Company has expanded the Jamba brand by direct selling of CPG products and licensing its trademarks.

As of July 1, 2014, there were 857 Jamba Juice® stores globally, consisting of 258 Company-owned and operated stores (“Company Stores”), 551 franchisee-owned and operated stores (“Franchise Stores”) in the United States, and 48 Franchise Stores in international locations (“International Stores”).

Unaudited Interim Financial Information — The condensed consolidated balance sheet as of July 1, 2014 and the condensed consolidated statements of operations, stockholders’ equity and cash flows for each of the 13 and 26 week periods ended July 1, 2014 and July 2, 2013 have been prepared by the Company, without audit, and have been prepared on the same basis as the Company’s audited consolidated financial statements. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position as of July 1, 2014 and the results of operations and cash flows for the 13 and 26 week periods ended July 1, 2014 and July 2, 2013. The condensed consolidated balance sheet as of December 31, 2013 has been derived from the Company’s audited consolidated financial statements.

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

Advertising Fund — The Company participates with its franchisees in an advertising fund to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchise owners. Contributions to the advertising fund are required for Company Stores and traditional Franchise Stores, and are generally based on a percent of store sales. The Company has control of the advertising fund. The fund is consolidated and the Company reports all assets and liabilities of the fund that it consolidates.

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

Advertising fund assets as of July 1, 2014 include $2.0 million of receivables from franchisees, which is recorded in receivables on the consolidated balance sheet. Advertising fund liabilities as of July 1, 2014 of $0.5 million are reported in other current liabilities and accounts payable on the consolidated balance sheet.

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

Earnings Per Share — Earnings per share is computed in accordance with Accounting Standards Codification (“ASC”) 260. Basic earnings per share is computed based on the weighted-average of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted-average number of common shares and potentially dilutive securities, which includes outstanding warrants and outstanding options and restricted stock awards granted under the Company’s stock option plans.

Anti-dilutive shares have been excluded from the calculation of diluted weighted-average shares outstanding. Anti-dilutive shares of restricted stock awards, warrants and stock options of 1.5 million and 1.7 million have been excluded from the calculation of diluted weighted-average shares outstanding in the 13 week period ended July 1, 2014 and in the 13 week period ended July 2, 2013, respectively. Anti-dilutive shares of 1.5 million and 1.7 million have been excluded from the calculation of diluted weighted-average shares outstanding in the 26 week period ended July 1, 2014 and in the 26 week period ended July 2, 2013, respectively.

All shares of preferred stock were completely converted to shares of common stock as of June 14, 2013. For the 13 week periods ended July 2, 2013, for purposes of determining the net income available to common stockholders used in the computation of diluted earnings per share, the amount of the income is increased by the preferred stock dividends and deemed dividends. The deemed dividend represents the accretion of the issuance costs and beneficial conversion feature of the Company’s preferred stock. For the 13 and 26 week periods ended July 1, 2014, the incremental shares from assumed exercise of restricted stock awards, warrants and stock options are dilutive.

The number of incremental shares from the assumed exercise of restricted stock awards, warrants and options was calculated by applying the treasury stock method. The “if converted” method was used for the conversion of preferred stock. A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations is as follows (in thousands, except shares):

	13 Week Period Ended	13 Week Period Ended	26 Week Period Ended	26 Week Period Ended
	July 1, 2014	July 2, 2013	July 1, 2014	July 2, 2013
Net income attributable to Jamba, Inc. (numerator for basic earnings per share)	$6,336	$6,246	$6,092	$4,522
Preferred stock dividends and deemed dividends	—	104	—	—
Numerator for diluted earnings per share	$6,336	$6,350	$6,092	$4,522
Basic weighted-average shares outstanding	17,200,698	16,793,260	17,182,893	16,478,352
Incremental shares from assumed conversion of Series B preferred shares	—	242,824	—	—
Incremental shares from assumed exercise of restricted stock awards, warrants and options	410,309	437,165	421,502	417,302
Diluted weighted-average shares outstanding	17,611,007	17,473,249	17,604,395	16,895,654

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

Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition. This new standard will replace current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the beginning of fiscal year 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting this new accounting standard on our financial statements.

In June 2014, the FASB issued new guidance related to stock compensation. The new standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.

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

As of July 1, 2014, there are no shares of Series B Preferred Stock outstanding, as the balance of such shares was fully converted to the Company’s common stock in June 2013. During the 13 week period ended July 2, 2013, holders of 16,109 shares of outstanding B-2 Preferred Stock converted such stock into an aggregate of 322,180 shares of common stock at the conversion price of $5.75 per share. During the 26 week period ended July 2, 2013, holders of 19,649 shares of outstanding Series B-1 Preferred Stock and 72,889 shares of outstanding Series B-2 Preferred Stock converted such stock into an aggregate of 1,457,780 shares of common stock at the conversion price of $5.75 per share.

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

 A summary of stock option activity under the Plans as of July 1, 2014, and changes during the 26 week period then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(per share)	($ in thousands)
Options outstanding at December 31, 2013	1,126	$11.20	$5,255
Options granted	—	—
Options exercised	(37)	$10.07
Options canceled	(4)	$27.99
Options outstanding at July 1, 2014	1,085	$11.15	$5,014

Options vested or expected to vest at July 1, 2014	1,076	$11.16	$4,992

Options exercisable at July 1, 2014	946	$11.37	$4,648

No stock options were granted during the 13 and 26 week periods ended July 1, 2014, respectively. No stock options were granted during the 13 and 26 week periods ended July 2, 2013, respectively. No performance stock units (“PSUs”) were granted, canceled or forfeited during the 13 and 26 week periods ended July 1, 2014, and no PSUs vested during the periods.

 Information regarding activity for outstanding restricted stock units (“RSUs”) granted as of July 1, 2014 is as follows (shares in thousands):

	Number of shares of RSUs	Weighted- Average Grant Date Fair Value (per share)

RSUs outstanding as of December 31, 2013	209	$11.39
RSUs granted	80	$11.56
RSUs forfeited (canceled)	(5)	$13.32
RSUs vested	(20)	$11.20

RSUs outstanding as of July 1, 2014	264	$11.43

Share-based compensation expense, which is included in general and administrative expense, was $0.7 million for both 13 week periods ended July 1, 2014 and July 2, 2013. Share-based compensation expense, which is included in general and administrative expense, was $1.4 million and $1.2 million for the 26 week periods ended July 1, 2014 and July 2, 2013, respectively. At July 1, 2014, non-vested share-based compensation for stock options and restricted stock awards, net of forfeitures, totaled $2.9 million. This expense will be recognized over the remaining weighted average vesting period of approximately 2 years. There was no income tax benefit related to share-based compensation expense during the 13 week periods ended July 1, 2014 and July 2, 2013.

4. FAIR VALUE MEASUREMENT

Financial Assets and Liabilities

The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of July 1, 2014 and December 31, 2013 by level within the fair value hierarchy (in thousands):

July 1, 2014	Level 1	Level 2	Level 3

Liabilities:
Contingent consideration (1)	$—	$—	$553

December 31, 2013
Liabilities:
Contingent consideration (2)	$—	$—	$553

(1)	$0.6 million included in deferred rent and other long-term liabilities on the consolidated balance sheet at July 1, 2014.
(2)	$0.6 million included in deferred rent and other long-term liabilities on the consolidated balance sheet at December 31, 2013.

As of July 1, 2014, the fair value of contingent consideration is $0.6 million, resulting in no gain or loss for the 13 and 26 week periods ended July 1, 2014. At December 31, 2013, the fair value was $0.6 million.

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

5. CREDIT AGREEMENT

On February 14, 2012, we entered into a Credit Agreement with Wells Fargo Bank, National Association (the “Lender”) which, as amended on November 1, 2012, July 22, 2013 and November 4, 2013 (as amended, the “Credit Agreement”) makes available to the Company a revolving line of credit in the amount of $15.0 million. The outstanding balance under the Credit Agreement bears interest at a LIBOR Market Index Rate based upon the rate for one month U.S. dollar deposits, plus 2.50% per annum. Under the terms of the Credit Agreement, the Company is required to maintain a maximum consolidated leverage ratio, minimum levels of tangible net worth and a minimum fixed charge coverage ratio. The Credit Agreement terminates July 22, 2016 or may be terminated earlier by the Company or by the Lender. This credit facility is subject to customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions and dispositions of assets. The credit facility is evidenced by a revolving note made by the Company in favor of the Lender, is guaranteed by the Company and is secured by substantially all of its assets including the assets of its subsidiaries and a pledge of stock of its subsidiaries. In addition, the Credit Agreement replaced restricted cash requirements established in prior periods, as the line of credit also collateralizes the Company’s outstanding letters of credit of $0.9 million as of July 1, 2014.

During the 13 week period ended July 1, 2014, there were no borrowings under the Credit Agreement. To acquire the credit facility, the Company incurred upfront fees which are being amortized over the term of the Credit Agreement. As of July 1, 2014 and December 31, 2013, the unamortized commitment fee amount was not material. As of July 1, 2014, the Company was in compliance with all the financial covenants to the Credit Agreement. The unused borrowing capacity under the agreement on July 1, 2014, was $14.1 million.

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

The Company’s effective tax rate for both the 13 and 26 week periods ended July 1, 2014 was 3.4%. The effective tax rates were affected by pretax income, a change in the valuation allowance related to deductible temporary differences originating during the current year, the alternative minimum taxes and foreign withholding taxes.

The Company’s effective tax rates for the 13 and 26 week periods ended July 2, 2013 were 3.6% and 1.8%, respectively. The effective tax rates were affected by pretax income, a change in the valuation allowance related to deductible temporary differences originating during the current year, the alternative minimum taxes and foreign withholding taxes. They were also affected by a reduction of the federal income tax liability related to the net operating loss deduction for alternative minimum tax purposes.

As of July 1, 2014, there have been no material changes to the Company’s uncertain tax positions disclosed in Note 13 in the Notes to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

7. OTHER OPERATING, NET

For the 13 and 26 week periods ended July 1, 2014 and July 2, 2013, the components of other operating, net were as follows (in thousands):

	13 Week Period Ended July 1, 2014	13 Week Period Ended July 2, 2013	26 Week Period Ended July 1, 2014	26 Week Period Ended July 2, 2013
Jambacard card breakage income	$(803)	$(842)	$(1,327)	$(1,462)
Jambacard expense	220	197	366	428
Franchise expense	436	272	788	271
CPG and JambaGO® direct expense	762	789	1,311	1,345
(Gain) Loss on disposal of fixed assets	(979)	(843)	(1,046)	(623)
Other	470	547	617	919

	$106	$120	$709	$878

8. SALE OF NONCONTROLLING INTEREST

On June 5, 2014, the Company sold a 12% noncontrolling interest in a group of Company Stores in Southern California. The gain on the sale of $0.7 million was recorded in additional paid in capital on the consolidated balance sheet.

9. OTHER COMMITMENTS AND CONTINGENCIES

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

EXECUTIVE OVERVIEW

Key Overall Strategies

Our BLEND Plan, launched in 2009, continues to guide the Company’s strategic plan to transform Jamba into a globally recognized healthy, active lifestyle brand. Since the introduction of the BLEND Plan, we have accelerated our growth as a healthy, active lifestyle brand. Our BLEND Plan 3.0, launched in fiscal 2013, provides continuity and is the blueprint for focusing our resources on initiatives that strengthen our total brand value. The BLEND Plan guides the Company in building Jamba into a global lifestyle brand with $1 billion in total retail sales from all businesses by the end of fiscal 2015, to be reached by offering consumers differentiated products and experiences at Jamba Juice® stores and through other retail distribution channels.

The important drivers for fiscal 2014 are our growth initiatives including expansion of our whole food nutrition and juice platforms, rapid global store growth, primarily through franchisee development agreements, leveraging our JambaGO® opportunities and the pursuit of system-wide cost savings in order to continue to improve profitability. Our focus for 2014 is the continued expansion of our “Whole Food Nutrition” platform which encompasses blending juices, whole fruits and vegetables into convenient and nutritious beverages. The juicing category is rapidly growing as consumers are increasingly turning to juicing and whole food blending as a way to incorporate more fruits and vegetables into their diets. Our made-to-order, freshly squeezed juices provide a convenient, affordable and great-tasting way for them to enjoy juicing without the time and effort involved in juicing at home. To ensure our customers continue to enjoy their in-store experience, we intend to launch integrated programs that deliver outstanding customer service and that provide our team members with superior product knowledge.

2014 Second Quarter Financial Highlights

•	Company Store comparable sales increased 2.5% for the 13 weeks ended July 1, 2014.

•	System-wide comparable store sales increased by 2.2% for the 13 weeks ended July 1, 2014 and Franchise Stores comparable sales increased 2.0% for the 13 weeks ended July 1, 2014. System-wide and Franchise Store comparable store sales are non-GAAP financial measures representing the change in year-over-year sales for all Company Stores and Franchise Stores (system-wide) and for all Franchise Stores, respectively, opened for at least one full fiscal year.

•	Net income was $6.4 million for the 13 weeks ended July 1, 2014, flat compared to net income for the 13 weeks ended July 2, 2013.

•	Diluted earnings per share was $0.36 for the 13 weeks ended July 1, 2014, flat compared to earnings per share for the 13 weeks ended July 2, 2013.

•	Total revenue decreased 5.4% to $64.2 million for the 13 weeks ended July 1, 2014, compared to $67.8 million for the 13 weeks ended July 2, 2013. The change in total revenue was primarily caused by the decrease in the number of Company Stores due to the Company’s refranchising initiatives.

•	Income from operations was $6.6 million for 13 weeks ended July 1, 2014, flat compared to the 13 week period ended July 2, 2013. Operating margin improved by 60 basis points to 10.3% for the 13 weeks ended July 1, 2014 compared to the prior year period.

•	General and administrative expenses decreased 6.4% to $9.6 million for the 13 weeks ended July 1, 2014, compared to $10.2 million for the 13 weeks ended July 2, 2013.

•	Franchisees opened 19 new Jamba Juice stores, globally; 13 new Franchise Stores, which included one Smoothie Station, in the United States and six new International Stores. At July 1, 2014, there were 857 stores globally; 258 Company Stores, 551 Franchise Stores and 48 International Stores.

2014 Second Quarter Business Highlights

Brand Activation and Leadership

Leverage Innovative In-Store Experience

During the 13 week period ended July 1, 2014, as a complement to our traditional blended smoothies, we accelerated the launch of our fresh-squeezed juice platform to over 300 store locations, nationally, bringing the total number of stores offering the platform to over 500. Our squeezed-to-order, fresh juice offerings make it easy and convenient for our customers to get more fruits and vegetables like apple, pineapple, orange, kale, carrots and beets, in their diets. In addition to squeezed-to-order fresh juices, we offer a menu of a variety of fresh hand-crafted juice offerings from which our customers can choose.

We kicked off a nationwide marketing campaign that promotes our expanded juice offerings, which became available in stores effective June 2, 2014, through various media channels, including radio, print and extensive social media. Our ‘Blend in the Good’ campaign focuses on the benefits of the fresh, whole food ingredients we blend into our juices and smoothies, informing consumers that when you put truly good ingredients into your body, you make a better you, and a better you makes a better world.

Prior to the national launch of our expanded fresh juice platform, we implemented an advanced training course, the Jamba “Master of Blending Arts” (MBA) course to provide team members with a high level of knowledge related to the nutritional value and health benefits of our product ingredients, juices, blends, and daily nutritional requirements. Our goal is to ensure that each store has at least one “Master Blender,” to enhance our customers’ in-store experience. Our “Master Blenders” have been answering customer questions about our products and generally assisting customers in making fresh-squeezed juice choices.

In order to support customer demand for the freshest ingredients, we have developed a fresh produce supply and distribution model to ensure delivery of fresh local whole foods to each store. Our supply chain system was enhanced to provide a greater focus on regional whole food ingredients. Typically, the produce used in our beverages will have gone from the ground to cup in just days.

In February 2014, we introduced our Jamba Insider Rewards program, where loyal customers are rewarded based on number of points earned on their purchases. The program has been extremely popular and our millionth customer signed up on July 17, 2014. During November 2013, Jamba and ISIS launched a joint promotion in which ISIS was to purchase up to one million smoothies or juices for customers who use their “tap to pay” Mobile WalletTM technology to redeem their free smoothie offer. This promotion was known as “the million smoothie or juice giveaway.” Jamba served the one millionth free smoothie or juice in mid-July 2014.

Expand Retail Footprint

New Products, Partners, Channels and Market

Our growth initiatives encompass the multiple portfolio opportunities we have to expand our restaurant business on a global basis, including traditional and non-traditional stores, smaller footprint smoothie stations and the JambaGO® format. As of July 1, 2014, we had 857 Jamba Juice® stores globally, represented by 258 Company Stores and 551 Franchise Stores, which includes 34 smoothie stations in the United States, and 48 International Stores. The system is comprised of approximately 70% Franchise and International Store locations and 30% Company Store locations.

During the 13 week period ended July 1, 2014, 13 Franchise Stores and six International Stores were opened. All International Stores are operated by our master franchise partners. We expect to open 60 to 80 store locations on a global basis by the end of fiscal 2014, primarily through franchisees. The actual number of openings may differ from our expectations due to various factors, including franchisee access to capital and economic conditions.

We are continuing the system-wide refresh and remodel program, which started in 2013, to support the roll out of our whole foods blending and juice platforms. During the quarter, we completed the refresh of approximately 376 store locations system-wide which included 120 Company Stores, to include the whole food blending and juice offerings and to complete a contemporary re-imaging of each location.

Our international franchise partners opened six stores during the quarter. We currently have international master development agreements with partners in South Korea, the Philippines, Canada, Mexico and the countries of the Gulf Cooperation Council (Bahrain, Kuwait, Oman, Qatar, Saudi Arabia, and the United Arab Emirates) (“GCC”). We continue to engage in discussions with other potential partners about expansion into international markets. Our master developer in Mexico opened one store in April 2014, and we expect our master developer in the GCC countries to open their first store in the latter part of 2014.

New Ventures

Our New Ventures focus is on the development and optimization of our JambaGO® and CPG platforms, including Talbott Teas®. Our JambaGO® concept which targets venues servicing captive audiences like retail stores and schools was located in over 1,800 locations across the nation as of July 1, 2014. We plan to increase the number of JambaGO locations by up to 1,000 units by the end of 2014. Jamba-branded CPG products are available in 18 SKUs as of July 1, 2014 and have a presence in all 50 states. We continue to seek to develop new partnerships to extend the Jamba brand into relevant categories that leverage our core brand strength.

Design an Effective and Efficient Organization

As a result of implementing steps to reduce costs and improve productivity, we identified opportunities that we believe will result in significant improvement in our operating margin. We anticipate these improvements will be realized in the latter part of the year. In addition, our accelerated fresh juice expansion is supported by new, integrated programs which drive efficiency and value in the supply chain. We have developed a fresh produce supply and distribution model to ensure delivery of fresh local whole foods to each store thereby contributing to efficiencies and optimizing cost, which will support our fresh juice platform.

We also continue to focus attention on techniques to refine our labor deployment and service tools to ensure efficient service to our customers. In addition to our loyalty program, Jamba Insider Rewards, we further leverage technology to enhance customer engagement in ways that include use of digital mobile services and activities, which contribute to improved speed of service. As of July 1, 2014, our stores were able to process mobile payments from customers using mobile wallets from Google, PayPal and ISIS.

We continue to actively pursue cost savings and productivity initiatives as we continuously look for ways to reduce our general and administrative expenses while leveraging our existing infrastructure to support our growth strategy. Our general and administrative expenses decreased 6.4% to $9.6 million for the 13 week period ended July 1, 2014.

RESULTS OF OPERATIONS — 13 WEEK PERIOD ENDED JULY 1, 2014 AS COMPARED TO 13 WEEK PERIOD ENDED JULY 2, 2013 (UNAUDITED)

	13 Week Period Ended		13 Week Period Ended
(In thousands)	July 1, 2014	% (1)	July 2, 2013	% (1)
Revenue:
Company Stores	$58,632	91.3%	$63,365	93.4%
Franchise and other revenue	5,566	8.7%	4,469	6.6%
Total revenue	64,198	100.0%	67,834	100.0%
Costs and operating expenses:
Cost of sales	13,587	23.2%	14,858	23.4%
Labor	16,243	27.7%	16,849	26.6%
Occupancy	6,899	11.8%	7,319	11.6%
Store operating	8,495	14.5%	9,040	14.3%
Depreciation and amortization	2,680	4.2%	2,768	4.1%
General and administrative	9,582	14.9%	10,237	15.1%
Other operating, net	106	0.2%	120	0.2%
Total costs and operating expenses	57,592	89.7%	61,191	90.2%
Income from operations	6,606	10.3%	6,643	9.8%
Other income (expense), net:
Interest income	18	0.0%	—	0.0%
Interest expense	(48)	(0.1)%	(59)	(0.1)%
Total other expense, net	(30)	(0.0)%	(59)	(0.1)%
Income before income taxes	6,576	10.2%	6,584	9.7%
Income tax expense	(223)	(0.3)%	(234)	(0.3)%
Net income	6,353	9.9%	6,350	9.4%
Preferred stock dividends and deemed dividends	—	(0.0)%	(104)	(0.2)%
Less: Net income attributable to noncontrolling interest	(17)	0.0%	—	0.0%
Net income attributable to Jamba, Inc.	$6,336	9.9%	$6,246	9.2%

(1)	Cost of sales, labor, occupancy and store operating percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue.

Revenue

(in 000’s)

	13 Week Period Ended July 1, 2014	% of Total Revenue	13 Week Period Ended July 2, 2013	% of Total Revenue
Revenue:
Company stores	$58,632	91.3%	$63,365	93.4%
Franchise and other revenue	5,566	8.7%	4,469	6.6%
Total revenue	$64,198	100.0%	$67,834	100.0%

Total revenue is comprised of revenue from Company Stores, royalties and fees from Franchise Stores and International Stores, and revenue from CPG licensing and direct selling.

Total revenue for the 13 week period ended July 1, 2014 was $64.2 million, a decrease of $3.6 million or 5.4%, compared to $67.8 million for the 13 week period ended July 2, 2013 primarily due to the decreased number of Company Stores as a result of our refranchising strategy, partially offset by the 2.5% increase in Company Store comparable sales.

Company Store revenue

Company Store revenue for the 13 week period ended July 1, 2014 was $58.6 million, a decrease of $4.7 million, or 7.5%, compared to Company Store revenue of $63.4 million for the 13 week period ended July 2, 2013. The decrease was primarily due to the decreased number of Company Stores, partially offset by Company Store comparable sales improvement as illustrated by the following table:

Company Store Decrease in Revenue (in 000’s)
Second quarter 2014 vs. Second quarter 2013
Company Store comparable sales increase	$1,387
Reduction in the number of Company Stores, net	(6,120)

Total change in Company Store revenue	$(4,733)

Company Store comparable sales increased by $1.4 million for the 13 week period ended July 1, 2014, or 2.5%, attributable to an increase of 4.1% in average check partially offset by a decrease in transaction count of 1.6% as compared to the same period in the prior year. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least a full fiscal year. As of July 1, 2014, approximately 99% of our Company Stores had been open for at least one full fiscal year.

Franchise and other revenue

Franchise and other revenue was $5.6 million, an increase of $1.1 million or 24.6% for the 13 week period ended July 1, 2014 compared to $4.5 million for the 13 week period ended July 2, 2013. The increase was primarily due to the increase in royalties associated with the net increase in the number of Franchise and International Stores (approximately $0.7 million) and an increase in JambaGO® and CPG revenue (approximately $0.4 million).

The number of Franchise and International Stores as of July 1, 2014 and July 2, 2013 was 599 and 534, respectively.

Cost of sales

Cost of sales is mostly comprised of fruit, dairy, and other products used to make smoothies and juices, paper products, costs related to managing our procurement program and vendor rebates. As a percentage of Company Store revenue, cost of sales decreased to 23.2% for the 13 week period ended July 1, 2014, compared to 23.4% for the 13 week period ended July 2, 2013. The decrease of cost of sales as a percentage of Company Store revenue was primarily due to a decrease in commodity costs (approximately 0.5%), partially offset by a shift in product mix related to the expanded whole food blending and fresh-squeezed juice offerings (approximately 0.3%). Cost of sales for the 13 week period ended July 1, 2014 was $13.6 million, a decrease of $1.3 million, or 8.6%, compared to $14.9 million for the 13 week period ended July 2, 2013.

Labor

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. As a percentage of Company Store revenue, labor costs were 27.7% for the 13 week period ended July 1, 2014 compared to 26.6% for the 13 week period ended July 2, 2013. The increase of labor as a percentage of Company Store revenue was primarily due to an increase in fringe costs, primarily related to workers compensation claims (approximately 0.9%). Labor costs for the 13 week period ended July 1, 2014 were $16.2 million, a decrease of $0.6 million, or 3.6%, compared to $16.8 million for the 13 week period ended July 2, 2013, which decrease is primarily due to the reduction in the number of Company Stores as a result of the Company’s refranchising strategy.

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes, licenses and property insurance for all Company Store locations. As a percentage of Company Store revenue, occupancy costs increased to 11.8% for the 13 week period ended July 1, 2014, compared to 11.6% for the 13 week period ended July 2, 2013. Occupancy costs for the 13 week period ended July 1, 2014 were $6.9 million compared to $7.3 million for the 13 week period ended July 2, 2013, a decrease of $0.4 million or 5.7%, which decrease is primarily due to the reduction in the number of Company Stores as a result of the Company’s refranchising strategy.

Store operating

Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses. As a percentage of Company Store revenue, store operating costs increased to 14.5% for the 13 week period ended July 1, 2014, compared to 14.3% for the 13 week period ended July 2, 2013. The increase of store operating expense as a percentage of Company Store revenue was primarily due to an increase in utilities (approximately 0.4%) and an increase in costs for updating equipment and for hardware and software (approximately 0.2%), partially offset by a reduction in marketing expenses (approximately 0.4%). Total store operating expenses were $8.5 million and $9.0 million for the 13 week period ended July 1, 2014 and July 2, 2013, respectively, a decrease of $0.5 million or 6%, which decrease is primarily due to the reduction in the number of Company Stores as a result of the Company’s refranchising strategy.

Depreciation and amortization

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. As a percentage of total revenue, depreciation and amortization increased to 4.2% for the 13 week period ended July 1, 2014, compared to 4.1% for the 13 week period ended July 2, 2013. The increase in depreciation and amortization as a percentage of total revenue was primarily due to the additional capital expenditures for improved information technology infrastructure, store refreshes for stores to launch our fresh-squeezed juice platform. Depreciation and amortization for the 13 week period ended July 1, 2014 was $2.7 million, a decrease of $0.1 million, or 3.2%, compared to $2.8 million for the 13 week period ended July 2, 2013, which decrease is primarily due to the reduction in the number of Company Stores as a result of the Company’s refranchising strategy.

General and administrative

General and administrative (“G&A”) expenses include costs associated with our corporate headquarters in Emeryville, CA, field supervision, bonuses, outside and contract services, accounting and legal fees, travel and travel-related expenses, share-based compensation and other. As a percentage of total revenue, total G&A expenses increased to 14.9% for the 13 week period ended July 1, 2014 compared to 15.1% for the 13 week period ended July 2, 2013. Total G&A expenses for the 13 week period ended July 1, 2014 were $9.6 million, a decrease of $0.7 million, or 6.4%, compared to $10.2 million for the 13 week period ended July 2, 2013. The decrease of total G&A expenses was primarily due to reduction in headcount (approximately $0.6 million), a decrease in professional fees (approximately $0.4 million), partially offset by an increase in employee bonuses related to company and employee performance (approximately $0.4 million).

Other operating, net

Other operating, net consists primarily of gain or loss on disposals, income from jambacard breakage, impairment charge, closure costs, jambacard-related fees, pre-opening expense and expenses related to our franchise, consumer packaged goods and JambaGO® activities. For the 13 week period ended July 1, 2014, other operating, net was $0.1 million, flat compared to other operating expense for the 13 week period ended July 2, 2013. Changes in the components of other operating, net include an increase in net gain on disposal of fixed assets (approximately $0.1 million) and in pre-opening charges (approximately $0.1 million) mainly from activities pursuant to our refranchising strategy as well as an increase in franchise expenses (approximately $0.2 million) partially offset by a reduction in impairment charge, store closure costs and sales tax audit expense (approximately $0.1 million).

Income tax expense

We have recorded income tax expenses for both the 13 week periods ended July 1, 2014 and July 2, 2013, respectively. Our effective income tax rates were 3.4% and 3.6% for the 13 week periods ended July 1, 2014 and July 2, 2013, respectively. For the 13 week period ended July 1, 2014, the effective tax rate was primarily affected by pretax income, a change in the valuation allowance related to deductible temporary differences originating during the current year, the foreign withholding and the U.S. alternative minimum taxes of the respective periods. For the 13 week period ended July 2, 2013, the effective tax rate was primarily affected by pretax income, a change in the valuation allowance related to deductible temporary differences originating during the current year, the foreign withholding and the U.S. alternative minimum taxes, and a reduction of the federal income tax liability related to the net operating loss deduction for alternative minimum tax purposes.

RESULTS OF OPERATIONS — 26 WEEK PERIOD ENDED JULY 1, 2014 AS COMPARED TO 26 WEEK PERIOD ENDED JULY 2, 2013 (UNAUDITED)

	26 Week Period Ended		26 Week Period Ended
(In thousands)	July 1, 2014	% (1)	July 2, 2013	% (1)
Revenue:
Company Stores	$105,904	91.4%	$115,134	93.2%
Franchise and other revenue	9,927	8.6%	8,385	6.8%
Total revenue	115,831	100.0%	123,519	100.0%
Costs and operating expenses:
Cost of sales	25,169	23.8%	27,262	23.7%
Labor	30,573	28.9%	32,604	28.3%
Occupancy	13,866	13.1%	14,695	12.8%
Store operating	15,897	15.0%	17,808	15.5%
Depreciation and amortization	5,298	4.6%	5,540	4.5%
General and administrative	17,932	15.5%	19,390	15.7%
Other operating, net	709	0.6%	878	0.7%
Total costs and operating expenses	109,444	94.5%	118,177	95.7%
Income from operations	6,387	5.5%	5,342	4.3%
Other income (expense), net:
Interest income	34	0.0%	—	0.0%
Interest expense	(94)	(0.1)%	(137)	(0.1)%
Total other expense, net	(60)	(0.1)%	(137)	(0.1)%
Income before income taxes	6,327	5.4%	5,205	4.2%
Income tax expense	(218)	(0.1)%	(95)	(0.1)%
Net income	6,109	5.3%	5,110	4.1%
Preferred stock dividends and deemed dividends	—	0.0%	(588)	(0.5)%
Net income attributable to noncontrolling interest	(17)	0.0%	—	0.0%
Net income attributable to Jamba, Inc.	$6,092	5.3%	$4,522	3.7%

(1)	Cost of sales, labor, occupancy and store operating percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue.

Revenue

(in 000’s)

	26 Week Period Ended July 1, 2014	% of Total Revenue	26 Week Period Ended July 2, 2013	% of Total Revenue
Revenue:
Company stores	$105,904	91.4%	$115,134	93.2%
Franchise and other revenue	9,927	8.6%	8,385	6.8%

Total revenue	$115,831	100.0%	$123,519	100.0%

Total revenue for the 26 week period ended July 1, 2014 was $115.8 million, a decrease of $7.7 million or 6.2% compared to $123.5 million for the 26 week period ended July 2, 2013, primarily due to the decreased number of Company Stores as a result of our refranchising strategy, partially offset by the 1.6% increase in Company Stores comparable sales.

Company Store revenue

Company Store revenue for the 26 week period ended July 1, 2014 was $105.9 million, a decrease of $9.2 million or 8.0% compared to $115.1 million for the prior year period. The decrease in Company Store revenue was due primarily to the decreased number of Company Stores partially offset by Company Store comparable sales improvement, as illustrated by the following table:

Company Store Decrease in Revenue (in 000’s)
Year-to-date Q2 2014 vs. Year-to-date Q2 2013
Company Store comparable sales increase	$1,666
Reduction in number of Company Stores, net	(10,896)

Total change in Company Store revenue	$(9,230)

Company Store comparable sales increased $1.7 million for the 26 week period ended July 1, 2014, or 1.6%, attributable to an increase of 5.2% in average check, reflecting a price increase, partially offset by a decrease in transaction count of 3.6%. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least one full fiscal year. As of July 1, 2014, approximately 99% of our Company Stores had been open for at least one full fiscal year.

Franchise and other revenue

Franchise and other revenue for the 26 week period ended July 1, 2014 was $9.9 million, an increase of $1.5 million, or 18.4% compared to franchise and other revenue of $8.4 million for the 26 week period ended July 2, 2013. The increase was primarily due to the net increase in the number of Franchise and International Stores (approximately $1.2 million) and revenue generated by our JambaGO® and CPG business (approximately $0.4 million).

Cost of sales

Cost of sales is mostly comprised of fruit, dairy, and other products used to make smoothies and juices, paper products, costs related to managing our procurement program and vendor rebates. As a percentage of Company Store revenue, cost of sales increased to 23.8% for the 26 week period ended July 1, 2014 compared to 23.7% for the 26 week period ended July 2, 2013. Cost of sales for the 26 week period ended July 1, 2014 was $25.2 million, a decrease of $2.1 million, or 7.7%, compared to $27.3 million for the 26 week period ended July 2, 2013. Our refranchising strategy has resulted in a decrease in the number of Company Stores and the related costs and expenses for sales associated with these refranchised Company Stores, which was partially offset by Company Store comparable sales increase of 1.6% for the 26 week period ended July 1, 2014.

Labor

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. As a percentage of Company Store revenue, labor costs increased to 28.9% for the 26 week period ended July 1, 2014, compared to 28.3% for the 26 week period ended July 2, 2013. The increase of labor as a percentage of Company Store revenue was primarily due to an increase in fringe costs, primarily related to workers compensation claims (approximately 0.4%). Labor costs for the 26 week period ended July 1, 2014 was $30.6 million, a decrease of $2.0 million, or 6.2%, compared to $32.6 million for the 26 week period ended July 2, 2013. Our refranchising strategy has resulted in a decrease in the number of Company Stores and the related labor costs and expenses to operate, manage, and support these refranchised Company Stores, which was partially offset by the increased labor costs to support the improved comparable sales.

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes, licenses and property insurance for all Company Store locations. As a percentage of Company Store revenue, occupancy costs increased to 13.1% for the 26 week period ended July 1, 2014, compared to 12.8% for the 26 week period ended July 2, 2013. The increase in occupancy costs as a percentage of Company store revenue was primarily due to the refranchised stores having lower occupancy rates than the Company owned stores (approximately 0.3%). Occupancy costs for the 26 week period ended July 1, 2014 was $13.9 million, a decrease of $0.8 million or 5.6%, compared to $14.7 million for the 26 week period ended July 2, 2013. Our refranchising strategy has resulted in a decrease in the number of Company Stores and the related occupancy costs and expenses to operate, manage, and support these refranchised Company Stores, which was partially offset by increased occupancy costs to support the increased sales and increased common area maintenance charges.

Store operating

Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses. As a percentage of Company Store revenue, total store operating expenses decreased to 15.0% for the 26 week period ended July 1, 2014, compared to 15.5% for the 26 week period ended July 2, 2013. The decrease in total store operating expenses as a percentage of Company Store revenue was primarily due to a decrease in marketing expense (approximately 0.6%). Total store operating expenses for the 26 week period ended July 1, 2014 was $15.9 million, a decrease of $1.9 million or 10.7%, compared to $17.8 million for the 26 week period ended July 2, 2013. Our refranchising strategy resulted in a decrease in the number of Company Stores and the related costs and expenses to operate, manage, and support these refranchised Company Stores, which is partially offset by the increased store operating costs to support the increased sales.

Depreciation and amortization

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. As a percentage of total revenue, depreciation and amortization increased to 4.6% for the 26 week period ended July 1, 2014, compared to 4.5% for the 26 week period ended July 2, 2013. Depreciation and amortization for the 26 week period ended July 1, 2014 was $5.3 million, a decrease of $0.2 million, or 4.4%, compared to $5.5 million for the 13 week period ended July 2, 2013. Although our refranchising strategy resulted in a decrease in the number of Company Stores and related assets, resulting in a reduction in the carrying value of Company Store fixed assets, our remodel and refresh program resulting from our acceleration of our fresh juice launch, has resulted in additions to the existing asset base.

General and administrative

General and administrative (“G&A”) expenses include costs associated with our corporate headquarters in Emeryville, CA, field supervision, bonuses, outside and contract services, accounting and legal fees, travel and travel-related expenses, share-based compensation and other. As a percentage of total revenue, total G&A expenses decreased to 15.5% for the 26 week period ended July 1, 2014 compared to 15.7% for the 26 week period ended July 2, 2013. Total G&A expenses for the 26 week period ended July 1, 2014 was $17.9 million, a decrease of $1.5 million, or 7.5%, compared to $19.4 million for the 26 week period ended July 2, 2013. The decrease of total G&A expenses was primarily due to reduction in headcount (approximately $1.2 million), a decrease in professional fees (approximately $0.6 million), partially offset by an increase in employee bonuses related to company and employee performance and share based compensation (approximately $0.9 million).

Other operating, net

Other operating, net consists primarily of gain or loss on disposals, income from jambacard breakage, closure costs, pre-opening costs and expenses related to franchise and consumer packaged goods activities. For the 26 week period ended July 1, 2014, other operating, net was $0.7 million of expense, compared to expense of $0.9 million for the 26 week period ended July 2, 2013. The $0.2 million decrease in expense is primarily due to an increase in gain on disposal of fixed assets (approximately $0.4 million), decreases in impairment charge and the estimate for sales tax audit expense (approximately $0.2 million); partially offset by franchise expense increase (approximately $0.5 million).

Income tax expense

We have recorded a tax expense of 3.4% for the 26 week period ended July 1, 2014. The tax expense was primarily due to the pretax income, a full valuation allowance related to deductible temporary differences originating during the current year, the alternative minimum taxes and foreign withholding taxes.

We have also recorded a tax expense of 1.8% for the 26 week period ended July 2, 2013. The tax expense was primarily due to the pretax income, a full valuation allowance related to deductible temporary differences originating during the current year, the U.S. alternative minimum and foreign withholding taxes. It was also due to a reduction of the federal income tax liability related to the net operating loss deduction for alternative minimum tax purposes.

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

Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least one full year. Franchise Store comparable sales, a non-GAAP financial measure, represents the change in year-over-year sales for all Franchise Stores opened for at least one full year, as reported by franchisees and excludes International Stores. System-wide comparable store sales, a non-GAAP financial measure, represents the change in year-over-year sales for all Company and Franchise Stores opened for at least one full year and is based on sales by both company-owned and domestic franchise-operated stores, as reported by franchisees, which are in the store base. System-wide comparable store sales do not include International Stores and JambaGO® units.

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

The following table sets forth operating data that do not otherwise appear in our consolidated financial statements as of and for the 13 and 26 week periods ended July 1, 2014 and for the 13 and 26 week periods ended July 2, 2013, respectively:

	13 Week Period Ended	13 Week Period Ended	26 Week Period Ended	26 Week Period Ended
	July 1, 2014	July 2, 2013	July 1, 2014	July 2, 2013
Percentage change in Company Store comparable sales (1)	2.5%	2.2%	1.6%	2.8%
Percentage change in Franchise Store comparable sales (2)	2.0%	1.2%	1.2%	0.2%
Percentage change in system-wide comparable sales (2)	2.2%	1.7%	1.4%	1.5%
Total Company Stores	258	295	258	295
Total Franchise Stores	551	492	551	492
Total International Stores	48	42	48	42

(1)	Percentage change in Company Store comparable sales compares the sales of Company Stores during a 13 and 26 week period in 2014 to the sales from the same Company Stores for the equivalent period in the prior year. A Company Store is included in this calculation after one full year of operations. Sales from Franchise Stores are not included in Company Store comparable sales.

(2)	Percentage change in system-wide comparable sales compares the combined sales of Company and Franchise Stores during a 13 and 26 week period in 2014 to the combined sales from the same Company and Franchise Stores for the equivalent 13 and 26 week period in the prior year. A Company or Franchise Store is included in this calculation after one full year of operations.

The following table sets forth certain data relating to Company Stores, Franchise and International Stores for the periods indicated:

	26 Week Period Ended July 1, 2014		26 Week Period Ended July 2, 2013
	Domestic	International	Domestic	International
Company Stores:
Beginning of Period	268	—	301	—
Company Stores opened	—	—	2	—
Company Stores closed	(2)	—	—	—
Company Stores sold to franchisees	(8)	—	(8)	—

Total Company Stores	258	—	295	—

Franchise and International Stores:
Beginning of Period	535	48	473	35
Franchise Stores opened	22	8	17	9
Franchise Stores closed	(14)	(8)	(6)	(2)
Franchise Stores purchased from Company	8	—	8	—

Total Franchise and International Stores	551	48	492	42

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Summary

The following table summarizes our cash flows for the 26 week periods ended July 1, 2014 and July 2, 2013 (in thousands):

	26 Week Period Ended July 1, 2014	26 Week Period Ended July 2, 2013
Net cash provided by operating activities	$6,782	$7,425
Net cash used in investing activities	(7,875)	(6,853)
Net cash provided by financing activities	1,083	515
Net (decrease) increase in cash and cash equivalents	$(10)	$1,087

Liquidity

As of July 1, 2014, we had cash and cash equivalents of $32.4 million compared to $32.4 million as of December 31, 2013. As of July 1, 2014 and December 31, 2013, we had no short term or long term debt. Our primary sources of liquidity are cash flows provided by operating activities. In addition, we have a revolving line of credit with Wells Fargo Bank, National Association (the “Credit Agreement”) for $15.0 million, which we may utilize as described below. In the future, we may enter equipment leasing arrangements and incur additional indebtedness as necessary and as permitted under our credit agreement. We cannot assure, however, that such financing will be available on favorable terms or at all.

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

During the 26 week period ended July 1, 2014, there were no borrowings under the Credit Agreement. To acquire the credit facility, we incurred upfront fees which are being amortized over the term of the Credit Agreement. As of July 1, 2014, the unamortized commitment fee amount was not material. As of July 1, 2014, we were in compliance with all related covenants and the unused borrowing capacity under the agreement was $14.1 million.

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

Operating Activities

Net cash provided by operating activities was $6.8 million for the 26 week period ended July 1, 2014, compared to $7.4 million for the 26 week period ended July 2, 2013, reflecting a net decrease in cash flows provided by operating activities of $0.6 million. This decrease in cash provided by operating activities was primarily due to a decrease in net income adjusted for noncash items (approximately $1.3 million), partially offset by a net increase in cash flows provided by operating assets and liabilities (approximately $0.7 million).

The amount of cash provided by our operating activities during any particular fiscal year is highly subject to variations in the seasons. The first and fourth quarters of the fiscal year encompass the winter and holiday seasons when we traditionally generate our lowest revenue, and our second and third quarters of the fiscal year encompass the warmer seasons where a significant portion of our revenue and cash flows are realized. For more information on seasonality, refer to the section below entitled “Seasonality and Quarterly Results.” We also expect to have increased expenditures during the first part of the fiscal year as we invest in product development and domestic expansion with the goal to have new products released and new stores open by mid-year to take advantage of the busier summer months.

Investing Activities

Net cash used in investing activities was $7.9 million for the 26 week period ended July 1, 2014, compared to $6.9 million for the 26 week period ended July 2, 2013. The $1.0 million increase in net cash used in investing activities during the 26 week period ended July 1, 2014 was primarily due to an increase in capital expenditure payments related to the refresh and remodel program resulting from the acceleration of our launch of the fresh-squeezed juice and whole food nutrition offerings (approximately $1.1 million).

In fiscal 2014, we expect capital expenditures to be approximately $12 – $13 million depending on our liquidity needs, including store refreshes and redesigns to facilitate fresh-squeezed juice and whole food nutrition offerings, investing in improvements to our technology infrastructure as well as maintenance capital. We have embarked on a significant refresh of all Jamba Juice® stores to provide a contemporary and fresh experience for our customers and that includes the whole food nutrition and fresh-squeezed platform.

Financing Activities

Net cash provided by financing activities was $1.1 million for the 26 week period ended July 1, 2014 compared to $0.5 million for the 26 week period ended July 2, 2013. The $0.6 million increase in net cash provided by financing activities was primarily due to the proceeds from sale of a noncontrolling interest in a group of Company Stores in Southern California (approximately $0.8 million), partially offset by a decrease in receipts from exercise of stock options by employees (approximately $0.2 million).

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 1, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended July 1, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item  4. Mine Safety Disclosures

None

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Nonemployee Director Restricted Stock Unit Deferral Program and Election Notice.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of August, 2014.

JAMBA, INC.

By:	/s/ James D. White
James D. White
Chairman of the Board, Chief Executive Officer and President (Duly Authorized Officer)

By:	/s/ Karen L. Luey
Karen L. Luey
Chief Financial Officer, Chief Administrative Officer, Executive Vice President and Secretary
(Principal Financial Officer and Chief Accounting Officer)

