Form 10-Q
period 2014-09-30
JAMBA, INC.
filed 2014-11-07
CIK 1316898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of common stock, $0.001 par value, of Jamba, Inc. issued and outstanding as of October 31, 2014 was 17,403,260

1

JAMBA, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101

PART I - FINANCIAL INFORMATION

ITEM  1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JAMBA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

( In thousands, except share and per share amounts)	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$30,434	$32,386
Receivables, net of allowances of $246 and $291	12,323	14,110
Inventories	2,953	2,670
Prepaid and refundable taxes	705	483
Prepaid rent	3,098	307
Prepaid expenses and other current assets	6,133	6,727
Total current assets	55,646	56,683
Property, fixtures and equipment, net	39,688	37,485
Goodwill	1,176	1,233
Trademarks and other intangible assets, net	1,630	1,317
Other long-term assets	2,358	1,198
Total assets	$100,498	$97,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,237	$5,086
Accrued compensation and benefits	4,536	5,538
Workers’ compensation and health insurance reserves	1,332	1,046
Accrued jambacard liability	30,884	37,121
Other current liabilities	17,651	13,082
Total current liabilities	58,640	61,873
Deferred rent and other long-term liabilities	6,571	9,201
Total liabilities	65,211	71,074

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value, 30,000,000 shares authorized; 17,383,853 and 17,154,655 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	17	17
Additional paid-in capital	395,161	391,234
Accumulated deficit	(360,018)	(364,409)
Total equity attributable to Jamba, Inc.	35,160	26,842
Noncontrolling interest	127	—
Total stockholders’ equity	35,287	26,842
Total liabilities and stockholders’ equity	$100,498	$97,916

See accompanying notes to condensed consolidated financial statements

  JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)	13 Week Period Ended	13 Week Period Ended	39 Week Period Ended	39 Week Period Ended
	September 30, 2014	October 1, 2013	September 30, 2014	October 1, 2013
Revenue:
Company Stores	$53,377	$57,405	$159,281	$172,539
Franchise and other revenue	4,907	4,269	14,834	12,654
Total revenue	58,284	61,674	174,115	185,193

Costs and operating expenses:
Cost of sales	14,611	14,592	39,780	41,854
Labor	16,793	15,863	47,366	48,466
Occupancy	6,917	7,405	20,783	22,100
Store operating	9,400	9,338	25,297	27,146
Depreciation and amortization	2,617	2,808	7,915	8,348
General and administrative	9,487	8,377	27,419	27,767
Other operating, net	266	(33)	975	846
Total costs and operating expenses	60,091	58,350	169,535	176,527
(Loss) income from operations	(1,807)	3,324	4,580	8,666

Other (expense) income, net:

Interest income	21	1	55	1
Interest expense	(49)	(54)	(143)	(191)
Total other expense, net	(28)	(53)	(88)	(190)

(Loss) income before income taxes	(1,835)	3,271	4,492	8,476
Income tax benefit (expense)	156	(576)	(62)	(671)
Net (loss) income	(1,679)	2,695	4,430	7,805
Redeemable preferred stock dividends and deemed dividends	—	---	—	(588)
Less: Net income attributable to noncontrolling interest	22	---	39	---
Net (loss) income attributable to Jamba, Inc.	$(1,701)	$2,695	$4,391	$7,217

Weighted-average shares used in the computation of earnings per share:
Basic	17,291,287	17,084,929	17,219,043	16,680,631
Diluted	17,291,287	17,548,512	17,663,050	17,112,329

(Loss) earnings per share attributable to Jamba, Inc. common stock stockholders:
Basic	$(0.10)	$0.16	$0.26	$0.43
Diluted	$(0.10)	$0.15	$0.25	$0.42

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)	Common Stock		Additional Paid-In	Accumulated	Equity Attributable	Non- controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	To Jamba, Inc.	Interest	Equity
Balance as of January 1, 2013	15,481,782	$78	$380,007	$(366,489)	$13,596	$—	$13,596
Share-based compensation expense	—	—	1,754	—	1,754	—	1,754
Issuance of common stock pursuant to stock plans	182,524	1	570	—	571	—	571
Conversion of preferred stock	1,457,780	7	8,375	—	8,382	—	8,382
Accretion of Series B preferred shares	—	—	(466)	—	(466)	—	(466)
Redeemable preferred stock dividends	—	—	(122)	—	(122)	—	(122)
Repurchase of fractional shares due to reverse stock split	(412)	(69)	63	—	(6)	—	(6)
Net income	—	—	—	7,805	7,805	—	7,805

Balance as of October 1, 2013	17,121,674	$17	$390,181	$(358,684)	$31,514	$—	$31,514

Balance as of December 31, 2013	17,154,655	$17	$391,234	$(364,409)	$26,842	$—	$26,842
Share-based compensation expense	—	—	2,246	—	2,246	—	2,246
Issuance of common stock pursuant to stock plans	229,198	—	1,019	—	1,019	—	1,019
Sale of subsidiary shares to noncontrolling interest	—	—	662	—	662	88	750
Net income	—	—	—	4,391	4,391	39	4,430

Balance as of September 30, 2014	17,383,853	$17	$395,161	$(360,018)	$35,160	$127	$35,287

See accompanying notes to condensed consolidated financial statements

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	39 Week Period Ended	39 Week Period Ended
	September 30, 2014	October 1, 2013
Net income	$4,430	$7,805
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,915	8,348
Lease termination, store closure costs and disposals	(1,512)	(634)
Change in contingent consideration	—	(506)
Jambacard breakage income	(2,335)	(1,972)
Share-based compensation	2,246	1,754
Bad debt and inventory reserves and trade credits	501	566
Deferred rent	(2,742)	(1,125)
Changes in operating assets and liabilities:
Receivables	2,914	4,033
Inventories	(558)	(631)
Prepaid and refundable taxes	(222)	(25)
Prepaid rent	(2,791)	(35)
Prepaid expenses and other current assets	138	(786)
Other long-term assets	(1,202)	87
Restricted cash from operating activities	—	205
Accounts payable	(1,222)	(4,091)
Accrued compensation and benefits	(1,002)	(3,585)
Workers’ compensation and health insurance reserves	286	97
Accrued jambacard liability	(3,902)	(5,621)
Other current liabilities	4,569	2,302
Other long-term liabilities	166	372
Cash provided by operating activities	$5,677	$6,558
Cash provided by (used in) investing activities:
Capital expenditures	(11,528)	(12,943)
Investment purchase	—	(300)
Business acquisition	(611)	—
Proceeds from sale of stores	2,772	3,678
Cash used in investing activities	$(9,367)	$(9,565)
Cash provided by (used in) financing activities:
Redeemable preferred stock dividends paid	—	(158)
Payments on capital lease obligations	(31)	—
Proceeds from sale of noncontrolling interest	750	—
Proceeds from issuance pursuant to stock plans	1,019	565
Cash provided by financing activities	$1,738	$407
Net decrease in cash and cash equivalents	(1,952)	(2,600)
Cash and cash equivalents at beginning of period	32,386	31,486
Cash and cash equivalents at end of period	$30,434	$28,886
Supplemental cash flow information:
Cash paid for interest	$25	$36
Income taxes paid	107	238
Noncash investing and financing activities:
Property, fixtures and equipment in accounts payable	$373	$565
Conversion of preferred stock	—	8,382
Accretion of preferred stock issuance costs	—	466
Non cash acquisition consideration	$81	—

See accompanying notes to condensed consolidated financial statements.

 JAMBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Jamba, Inc., a Delaware corporation (the “Company”), and its wholly-owned subsidiary, Jamba Juice Company, is a healthy, active lifestyle brand with a global business driven by a portfolio of company-owned and franchised Jamba Juice® stores, innovative product platforms that utilize our JambaGO® and Jamba Smoothie Station™ formats, and Jamba®-branded consumer packaged goods (“CPG”). As a leading “better-for-you,” specialty food and beverage brand, Jamba offers great tasting, whole fruit smoothies, fresh-squeezed juices and juice blends, hot teas, and a variety of food items including, hot oatmeal, breakfast wraps, sandwiches, Artisan Flatbreads™, baked goods and snacks in its stores. Jamba Juice Company increased its in-store offerings to include Energy Bowls and bottled, ready-to-drink, cold-pressed Juice. Jamba Juice Company continues to expand the Jamba® brand by direct selling of products with a focus on licensed CPG products.

As of September 30, 2014, there were 862 Jamba Juice® stores globally, consisting of 272 Company-owned and operated stores (“Company Stores”), 535 franchisee-owned and operated stores (“Franchise Stores”) in the United States, and 55 Franchise Stores in international locations (“International Stores”).

Unaudited Interim Financial Information — The condensed consolidated balance sheet as of September 30, 2014, the condensed consolidated statements of operations for each of the 13 and 39 week periods ended September 30, 2014 and October 1, 2013, respectively, and the condensed statements of stockholders’ equity and cash flows for each of the 39 week periods ended September 30, 2014 and October 1, 2013 have been prepared by the Company, without audit, and have been prepared on the same basis as the Company’s audited consolidated financial statements. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position as of September 30, 2014 and the results of operations for the 13 and 39 week periods ended September 30, 2014 and October 1, 2013 and cash flows for the 39 week periods ended September 30, 2014 and October 1, 2013. The condensed consolidated balance sheet as of December 31, 2013 has been derived from the Company’s audited consolidated financial statements. The results for the 13 and 39 week periods ended September 30, 2014 do not necessarily indicate the results that may be expected for the full fiscal year.

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

Advertising fund assets as of September 30, 2014 include $1.6 million of receivables from franchisees, recorded in receivables on the consolidated balance sheet. Advertising fund liabilities as of September 30, 2014 of $1.6 million are reported in other current liabilities and accounts payable on the consolidated balance sheet.

Advertising fund assets as of December 31, 2013 include $0.8 million of receivables from franchisees, which is recorded in receivables on the consolidated balance sheet. Advertising fund liabilities as of December 31, 2013 of $0.6 million are reported in other current liabilities and accounts payable on the consolidated balance sheet.

Comprehensive Income — Comprehensive income is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments from owners and distributions to owners. The Company currently has no components of Comprehensive Income other than net income; therefore no separate statement of comprehensive income is presented.

Earnings Per Share — Earnings per share is computed in accordance with Accounting Standards Codification (“ASC”) 260. Basic earnings per share is computed based on the weighted-average of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted-average number of common shares and potentially dilutive securities, which include outstanding warrants and outstanding options and restricted stock awards granted under the Company’s stock compensation plans.

Anti-dilutive shares have been excluded from the calculation of diluted weighted-average shares outstanding. Anti-dilutive shares of restricted stock awards, warrants and stock options of 2.0 million and 1.5 million have been excluded from the calculation of diluted weighted-average shares outstanding for the 13 week period ended September 30, 2014 and the 13 week period ended October 1, 2013, respectively. Anti-dilutive shares of 1.5 million and 2.0 million have been excluded from the calculation of diluted weighted-average shares outstanding in the 39 week period ended September 30, 2014 and in the 39 week period ended October 1, 2013, respectively.

All shares of preferred stock were completely converted to shares of common stock on June 14, 2013. For the 39 week period ended October 1, 2013, the assumed conversion of preferred stock was anti-dilutive. For the 13 week period ended October 1, 2013, the incremental shares from assumed exercise of restricted stock awards, warrants and stock options were dilutive. For the 13 week period ended September 30, 2014, the incremental shares from assumed exercise for restricted stock awards, warrants and stock options were anti-dilutive. For the 39 week periods ended September 30, 2014 and October 1, 2013, the incremental shares from assumed exercise of restricted stock awards, warrants and stock options are dilutive.

The number of incremental shares from the assumed exercise of restricted stock awards, warrants and options was calculated by applying the treasury stock method. A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations is as follows (in thousands, except shares):

	13 Week Period Ended	13 Week Period Ended	39 Week Period Ended	39 Week Period Ended
	September 30, 2014	October 1, 2013	September 30, 2014	October 1, 2013
Net (loss) income attributable to Jamba, Inc. (numerator for basic and diluted earnings per share)	$(1,701)	$2,695	$4,391	$7,217
Basic weighted-average shares outstanding	17,291,287	17,084,929	17,219,043	16,680,631
Incremental shares from assumed exercise of restricted stock awards, warrants and options	—	463,583	444,007	431,698
Diluted weighted-average shares outstanding	17,291,287	17,548,512	17,663,050	17,112,329

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

As of September 30, 2014, there are no shares of Series B Preferred Stock outstanding, as the balance of such shares was fully converted to the Company’s common stock on June 14, 2013.

3. SHARE-BASED COMPENSATION

 A summary of stock option activity under the Plans as of September 30, 2014, and changes during the 39 week period then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(per share)	($ in thousands)
Options outstanding at December 31, 2013	1,126	$11.20	$5,255
Options granted	—	—
Options exercised	(122)	$8.46
Options canceled	(21)	$34.02
Options outstanding at September 30, 2014	983	$11.02	$6,290

Options vested or expected to vest at September 30, 2014	977	$11.03	$6,259

Options exercisable at September 30, 2014	853	$11.23	$5,698

 Information regarding activity for outstanding restricted stock units (“RSUs”) granted as of September 30, 2014 is as follows (shares in thousands):

	Number of shares of RSUs	Weighted- Average Grant Date Fair Value (per share)

RSUs outstanding as of December 31, 2013	209	$11.39
RSUs granted	251	$13.26
RSUs forfeited (canceled)	(13)	$13.49
RSUs vested	(90)	$13.62

RSUs outstanding as of September 30, 2014	357	$12.07

Information regarding activity for outstanding performance stock units (“PSUs”) granted as of September 30, 2014 is as follows (shares in thousands):

	Number of shares of PSUs	Weighted- Average Grant Date Fair Value (per share)

PSUs outstanding as of December 31, 2013	107	$13.18
PSUs granted	85	$14.04
PSUs forfeited (canceled)	(30)	$13.51
PSUs vested	(18)	$14.39

PSUs outstanding as of September 30, 2014	144	$13.47

The Company granted PSUs to Vice Presidents and above, and the PSUs will vest based on the Company’s total shareholder return relative to selected peer companies over a three-year period. The Company records expenses related to these PSUs with criteria based on market performance, by recognizing grant date fair value over the service period.

Share-based compensation expense, which is included in general and administrative expense, was $ 0.8 million for the 13 week period ended September 30, 2014 and $0.6 million for the 13 week period ended October 1, 2013. Share-based compensation expense, which is included in general and administrative expense, was $2.2 million and $2.0 million for the 39 week periods ended September 30, 2014 and October 1, 2013, respectively. At September 30, 2014, non-vested share-based compensation for stock options and restricted stock awards, net of forfeitures, totaled $5.6 million. This expense will be recognized over the remaining weighted average vesting period of approximately 2 years. There was no income tax benefit related to share-based compensation expense during the 39 week periods ended September 30, 2014 and October 1, 2013.

4. BUSINESS ACQUISITION

Pursuant to a Settlement and General Release Agreement, dated September 28, 2014, the Company acquired 26 stores, three of which were closed concurrently with the acquisition, from a former franchise partner in the Midwest for approximately $0.8 million. The pro forma effect of the acquisition on the Company’s results of operations is not significant. No revenue and earnings of the stores are included in the Company’s results for the 13 and 39 week periods ended September 30, 2014. Acquisition related expenses of $0.3 million, included in general and administration expense on the Company’s Condensed Consolidated Statements of Operations represented legal costs and costs of $0.1 million, included in other operating, net of the Condensed Consolidated Statements of Operations.

As of the date of this filing, the initial accounting for the business combination has not been finalized as our analysis of the net assets acquired is not complete. Our purchase price allocation is expected to be complete by the end of the fourth quarter of fiscal year 2014.

5. FAIR VALUE MEASUREMENT

Financial Assets and Liabilities

The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 by level within the fair value hierarchy (in thousands):

September 30, 2014	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (1)	$—	$—	$553

December 31, 2013
Liabilities:
Contingent consideration (2)	$—	$—	$553

(1)	$0.6 million included in deferred rent and other long-term liabilities on the consolidated balance sheet at September 30, 2014.
(2)	$0.6 million included in deferred rent and other long-term liabilities on the consolidated balance sheet at December 31, 2013.

As of September 30, 2014, the fair value of contingent consideration was $0.6 million, resulting in no gain or loss for the 13 and 39 week periods ended September 30, 2014. At December 31, 2013, the fair value was $0.6 million.

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

6. CREDIT AGREEMENT

On February 14, 2012, we entered into a Credit Agreement with Wells Fargo Bank, National Association (the “Lender”), which, as amended on November 1, 2012, July 22, 2013 and November 4, 2013 (as amended, the “Credit Agreement”), makes available to the Company a revolving line of credit in the amount of $15.0 million. The outstanding balance under the Credit Agreement bears interest at a LIBOR Market Index Rate based upon the rate for one month U.S. dollar deposits, plus 2.50% per annum. Under the terms of the Credit Agreement, the Company is required to maintain a maximum consolidated leverage ratio, minimum levels of tangible net worth and a minimum fixed charge coverage ratio. The Credit Agreement terminates July 22, 2016 or may be terminated earlier by the Company or by the Lender. This credit facility is subject to customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions and dispositions of assets. The credit facility is evidenced by a revolving note made by the Company in favor of the Lender, is guaranteed by the Company and is secured by substantially all of its assets including the assets of its subsidiaries and a pledge of stock of its subsidiaries. In addition, the Credit Agreement replaced restricted cash requirements established in prior periods, as the line of credit also collateralizes the Company’s outstanding letters of credit of $1.7 million as of September 30, 2014.

During the 39 week period ended September 30, 2014, there were no borrowings under the Credit Agreement, though the line of credit collateralizes outstanding letters of credit in an amount of $1.7 million (replacing restricted cash requirements established in prior periods). To acquire the credit facility, the Company incurred up-front fees which are being amortized over the term of the Credit Agreement. As of September 30, 2014 and December 31, 2013, the unamortized commitment fee amount was not material. As of September 30, 2014, the Company was not in compliance with certain financial covenants under the Credit Agreement, and it is in discussion with the Lender to cure or waive the non-compliance. Upon the occurrence of an event of default under the Credit Agreement, the Lender, in its sole discretion, may terminate the Credit Agreement and any letters of credit issued thereunder. While there are no borrowings under the Credit Agreement, in the event the agreement is terminated, the Company will need to replace the letters of credit or collateralize the obligations with cash on hand.

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

The Company’s effective tax rates for the 13 and 39 week periods ended September 30, 2014 were 8.5% and 1.3% respectively. The effective tax rates were affected by pretax income or loss, a change in the valuation allowance related to deductible temporary differences originating during the current year, the alternative minimum taxes and foreign withholding taxes.

The Company’s effective tax rates for the 13 and 39 week periods ended October 1, 2013 were 17.6% and 7.8%, respectively. The effective tax rates were affected by pretax income or loss, a change in the valuation allowance related to deductible temporary differences originating during the current year, the alternative minimum taxes and foreign withholding taxes. They were also affected by a reduction of the federal income tax liability related to the net operating loss deduction for alternative minimum tax purposes.

As of September 30, 2014, there have been no material changes to the Company’s uncertain tax positions disclosed in Note 13 in the Notes to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

8. OTHER OPERATING, NET

For the 13 and 39 week periods ended September 30, 2014 and October 1, 2013, the components of other operating, net were as follows (in thousands):

	13 Week Period Ended September 30, 2014	13 Week Period Ended October 1, 2013	39 Week Period Ended September 30, 2014	39 Week Period Ended October 1, 2013
Jambacard card breakage income	$(1,008)	$(510)	$(2,335)	$(1,972)
Jambacard expense	164	175	531	604
Franchise expense	623	17	1,450	287
CPG and JambaGO® direct expense	665	871	1,977	2,216
(Gain) Loss on disposal of fixed assets	(555)	(1,248)	(1,601)	(1,871)
Other	377	662	953	1,582

	$266	$(33)	$975	$846

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

10. DEVELOPMENT AGREEMENT

On September 30, 2014, Jamba entered into a master franchise development agreement with Quan Hung Gourmet Company (“QHG”) to develop 35 Jamba Juice® stores in Taiwan over the next ten years. QHG is an entity owned and managed by brothers Hung Chun Hsu and Cheng Chien Hsu, who own and operate a variety of restaurant concepts in Taiwan and China, under their own and leading franchised brands. The first Jamba Juice® store in Taiwan is expected to open in Taipei during 2015.

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

JAMBA, INC. OVERVIEW

Jamba, Inc., a Delaware corporation (the “Company”), and its wholly-owned subsidiary, Jamba Juice Company, is a healthy, active lifestyle brand with a global business driven by a portfolio of company-owned and franchised Jamba Juice® stores, innovative product platforms that utilize our JambaGO® and Jamba Smoothie Station™ formats, and Jamba®-branded consumer packaged goods (“CPG”). As a leading “better-for-you,” specialty food and beverage brand, Jamba offers great tasting, whole fruit smoothies, fresh-squeezed juices and juice blends, hot teas, and a variety of food items including, hot oatmeal, breakfast wraps, sandwiches, Artisan Flatbreads™, baked goods and snacks in our stores. Jamba Juice Company increased its in-store offerings during the 13 week period ended September 30, 2014 to include Energy Bowls and bottled, ready-to-drink, cold-pressed Juice. Jamba Juice Company continues to expand the Jamba® brand by direct selling of products, with a focus on licensed CPG products. Jamba® Fruit Snacks was recently added to the list of licensed, Jamba®-branded CPG products.

EXECUTIVE OVERVIEW

Key Overall Strategies

Our BLEND Plan, launched in 2009, continues to guide the Company’s strategic plan to transform Jamba into a globally recognized healthy, active lifestyle brand. Since the introduction of the BLEND Plan, we have accelerated our growth as a healthy, active lifestyle brand The BLEND Plan guides the Company in building Jamba® into a global lifestyle brand with $1 billion in total retail sales from all businesses by the end of fiscal 2015, to be reached by offering consumers differentiated products and retail experiences at Jamba Juice® stores and through expansion into broader retail distribution channels.

The important drivers for fiscal 2014 are the expansion of our whole food nutrition and juice platforms, rapid global store growth through franchise development agreements and alternate formats and the pursuit of system-wide cost savings and improved profitability. Our product focus for 2014 is to continue the expansion of our “Whole-Food Nutrition” platform, which involves blending juices, whole fruits, and vegetables into convenient and nutritious beverages and bowl platforms. Our made-to-order, freshly squeezed and ready-to-drink juices provide a convenient, affordable and great-tasting way for them to enjoy juicing and blending without the time and effort involved in juicing at home. In 2014, Jamba became the leading national retailer of made-to-order, freshly squeezed juices, with the product being available in over 500 Jamba locations effective June 2, 2014. We will continue to focus on creating shareholder value through:

•	our new product initiatives,
•	the expansion of our retail footprint,
•	the acceleration of our refranchising initiative, and
•	the reduction in general and administrative expense.

During October 2014, the Board of Directors authorized our share repurchase program, providing another means by which to improve shareholder value. This program allows us to buy back up to $25 million shares over the next 18 months.

We continue to move our business towards an asset-light model, and expect to have approximately 80% Franchise Stores in the system by the end of 2015. The refranchise of approximately 114 stores in 2015, coupled with franchise recruiting that is underway, will be enablers toward the 80% franchise asset light model. From a cost and productivity standpoint and as we move closer towards an asset light model we expect our general and administrative costs will be reduced to approximately $30 million for fiscal year 2015.

2014 Third Quarter Financial Highlights

•	Company Store comparable sales increased 3.7% for the 13 weeks ended September 30, 2014.

•	System-wide comparable store sales increased by 3.8% for the 13 weeks ended September 30, 2014 and Franchise Stores comparable sales increased 3.9% for the 13 weeks ended September 30, 2014. System-wide and Franchise Store comparable store sales are non-GAAP financial measures representing the change in year-over-year sales for all Company Stores and Franchise Stores (system-wide) and for all Franchise Stores, respectively, opened for at least one full fiscal year.

•	Net loss was $(1.7) million, or $(0.10) diluted loss per share compared to net income of $2.7 million, or $0.15 diluted earnings per share for the prior year period reflecting approximately $2.3 million in up-front costs which include the launches of our juice platforms, outsourcing to Cap Gemini S.A. (“Capgemini”), the repurchase of 23 operating stores located in the Midwest and transition to an asset light business model.

•	Total revenue decreased 5.5% to $58.3 million compared to total revenue of $61.7 million for the prior year period, primarily caused by a decrease in the number of company-owned stores due to the Company’s ongoing refranchising initiatives.

•	General and administrative expense increased to $9.5 million compared to $8.4 million for the prior year period. General and administration expense includes up-front costs primarily relating to the Company’s organizational restructuring, resources transition to Capgemini and the purchase of stores located in the Midwest from an existing franchisee.

•	Global development continued with franchisees opening 21 Jamba Juice stores -- 12 domestically, including six Smoothie Stations, and nine in International markets. At quarter end, there were 862 stores globally; 272 company stores, 535 domestic franchise stores and 55 international franchise stores.

2014 Third Quarter Business Highlights

Brand Activation and Leadership

Leverage Innovative In-Store Experience

We blend fresh whole produce which provides the key nutrients, vitamins, minerals, and fiber found in whole produce. In order to drive awareness of our new juice platform, which launched in over 500 stores on June 2, 2014, we ran our “Free Juice Giveaway” on August 6 and provided free fruit and vegetable juices to consumers from coast to coast. Our made-to-order juices are blended with whole foods and address the growing consumer trend toward getting more fruits and vegetables into their daily diets. We gave away approximately 499,000 servings of fruit and vegetables. We expect the new juice platform to be available in all stores system-wide by early 2015.

On September 16, 2014, we launched our new, made-to-order Jamba Juice Energy Bowls in stores nationwide. The Energy Bowls are served in convenient, portable bowls and are a blend of real, whole fruit and soymilk or fresh Greek yogurt, topped with an assortment of dry toppings and fresh fruit. Our Energy Bowls are ideal for breakfast, lunch or as a snack. Energy Bowls provide nutrients, vitamins, minerals, and fiber to support a well-balanced diet and are available in six varieties: Acai Berry, Acai Primo, Berry, Chunky Strawberry, Mango Peach, and Tropical Acai. The Energy Bowls provide a convenient way for customers to get more fruit, antioxidants like vitamin C, and protein into their diet.

Jamba took a high-visibility role during the quarter by sponsoring the 2014 Vans U.S. Open of Surfing. Jamba was able to share its passion for healthy living with athletes, media, and event VIPs by serving approximately 2,000 freshly squeezed juices at the event. The U.S. Open of Surfing united surfers, skaters, and BMX bicycle riders in Huntington Beach, California for one of the largest action sports festivals in the world.

We launched our "Pink Whirl" in-store donation campaign on October 1, 2014, to help raise awareness for breast cancer and support the National Breast Cancer Foundation (“NBCF”) during the month of October, National Breast Cancer Awareness Month. Our national, in-store promotion featured exclusive Pink Whirl cups and allows our in-store guests the opportunity to donate to the NBCF. In appreciation of their donations, guests sign a Pink Whirl donation pledge, which is put on display in the front lobby of their local Jamba Juice store. Donors are also given a coupon sheet with four special offers for use on future store visits. These coupon offers were then redeemed throughout the month of October.

Expand Retail Footprint

New Products, Partners, Channels and Market

Our growth initiatives embody the multiple portfolio opportunities we have to expand our world-wide restaurant business, including traditional and non-traditional stores, smaller footprint Smoothie Stations™ and the JambaGO® formats. As of September 30, 2014, there were 862 Jamba Juice® stores globally, represented by 272 Company Stores and 535 Franchise Stores, of which 39 were Smoothie Stations™ in the United States, and 55 International Stores. The system is comprised of approximately 68% Franchise and International Store locations and 32% Company Store locations. Effective September 2014, we acquired 26 domestic stores, of which three were closed, in the Midwest from a former franchise partner pursuant to a Settlement and General Release Agreement. As of September 30, 2014, there were approximately 1,900 JambaGO® units in operation nationwide.

Capitalizing on Forbes Magazine’s recent selection of Jamba as one of the Top 10 Best Franchises in America, on July 28, 2014, we announced the launch of a new franchise recruiting campaign focusing on single store development in existing and new domestic markets in order to enhance the implementation of our asset light model. We are engaged in an aggressive marketing campaign, supported by a rigorous application and selection process. Jamba is leveraging a variety of media, including print and online resources as well as multiple-market road shows to attract potential local franchise owners. We plan to increase the number of new domestic stores by approximately 500 over the next 5 years. By the end of fiscal year 2015, we expect the Jamba system to comprise approximately 80% Franchise Store locations and 20% Company Store locations. We plan on achieving these levels by refranchising existing company stores as well as through development of new franchise locations. We anticipate refranchising approximately 114 Company Stores during fiscal year 2015.

Twelve new locations were opened in the United States during the 13 week period ended September 30, 2014, of which six locations were new Smoothie Stations™. In addition, nine stores were opened at International locations. All International Stores are operated by master franchise partners. We expect 60 to 80 new store locations to be opened on a global basis by the end of fiscal 2014, primarily through franchisees. The actual number of openings may differ from our expectations due to various factors, including franchisee access to capital and economic conditions.

As of September 30, 2014, we had international master development agreements with partners in South Korea, the Philippines, Canada, Mexico and the countries of the Gulf Cooperation Council (Bahrain, Kuwait, Oman, Qatar, Saudi Arabia, and the United Arab Emirates) (“GCC”). In addition, on September 30, 2014, we entered into a master franchise development agreement with Quan Hung Gourmet Company (“QHG”) to develop 35 Jamba Juice® stores in Taiwan over the next ten years. QHG is an entity owned and managed by brothers Hung Chun Hsu and Cheng Chien Hsu, who own and operate a variety of restaurant concepts in Taiwan and China, under their own and leading franchised brands. The first Jamba Juice store in Taiwan is expected to open in Taipei during 2015.

New Ventures

Our New Ventures focus is on the development and optimization of our JambaGO® and CPG platforms, including Talbott Teas®. Our JambaGO® concept targets venues servicing captive audiences such as retail stores, hospitals, universities, and schools.

On September 22, 2014, we launched our new line of ready-to-drink, cold-pressed juices in Southern California. The juices are made from wholesome fruits and vegetables and are available exclusively at Jamba Juice® Stores in 12 oz. bottles for easy, on-the-go convenience and multiple-unit purchases to support routine consumption at home or the office. Cold-pressed juices were launched in Northern California in October 2014, and will eventually roll out across the remaining Jamba system in 2015. Our cold-pressed juices undergo high pressure processing (“HPP”) to extend their shelf life while protecting their nutrients and flavor. We also created a three-day juicing routine that combines our healthy foods and cold-pressed juices to help consumers to integrate our ready-to-drink juices into their diets.

On September 9, 2014, Red Hawk Food Group, Inc., a California-based consumer food company (“Red Hawk”), announced our licensing agreement allowing Red Hawk to manufacture and distribute Jamba®-branded fruit snacks. This agreement represents a continuation of our strategy to expand our CPG portfolio of health and wellness oriented Jamba®-branded items. These fruit snacks are available in a variety of flavors including Strawberry, Raspberry Blueberry, Mango Pineapple, Orange, and Strawberry Lemonade. They are certified organic, Non-GMO Project Verified, kosher, gluten-free and are made in a peanut-free facility. Jamba®-branded CPG products are available in 18 SKUs as of September 30, 2014 and have a presence in all 50 states. We continue to seek to develop new partnerships to extend the Jamba® brand through licensing opportunities into relevant categories that leverage our core brand strength.

Design an Effective and Efficient Organization

As part of the acceleration of our transformation toward an asset light model we entered into an agreement in August with Capgemini, one of the world’s foremost providers of consulting, technology, and outsourcing services. The anticipated effect of the agreement includes the providing of enhanced administrative tools, technology services, and capabilities as well as creating workflow efficiencies while reducing costs.

The relationship with Capgemini is intended to provide the Company with the tools and capabilities required to support our growth plans by enabling rapid execution of our strategic priorities supported by world-class infrastructure, processes and systems. Specific administrative tasks, including software application maintenance and development as well as finance and accounting support currently being handled internally will be transitioned to Capgemini. We are on schedule to complete the transition, utilizing Capgemini’s Global Enterprise Model methodology for business process transformation, by the end of the first quarter of fiscal 2015.

Our move to an asset light business model and our ability to find more efficient ways to manage the business will better position us to reduce general and administrative expenses from 2013 levels as we enter 2015.

RESULTS OF OPERATIONS — 13 WEEK PERIOD ENDED SEPTEMBER 30, 2014 AS COMPARED TO 13 WEEK PERIOD ENDED OCTOBER 1, 2013 (UNAUDITED)

	13 Week Period Ended		13 Week Period Ended
(In thousands)	September 30, 2014	% (1)	October 1, 2013	% (1)
Revenue:
Company Stores	$53,377	91.6%	$57,405	93.1%
Franchise and other revenue	4,907	8.4%	4,269	6.9%
Total revenue	58,284	100.0%	61,674	100.0%
Costs and operating expenses:
Cost of sales	14,611	27.4%	14,592	25.4%
Labor	16,793	31.5%	15,863	27.6%
Occupancy	6,917	13.0%	7,405	12.9%
Store operating	9,400	17.6%	9,338	16.3%
Depreciation and amortization	2,617	4.5%	2,808	4.6%
General and administrative	9,487	16.3%	8,377	13.6%
Other operating, net	266	0.5%	(33)	(0.1)%
Total costs and operating expenses	60,091	103.1%	58,350	94.6%
(Loss) income from operations	(1,807)	(3.1)%	3,324	5.4%
Other income (expense), net:
Interest income	21	0.0%	1	0.0%
Interest expense	(49)	(0.1)%	(54)	(0.1)%
Total other expense, net	(28)	(0.1)%	(53)	(0.1)%
(Loss) income before income taxes	(1,835)	(3.2)%	3,271	5.3%
Income tax benefit (expense)	156	0.3%	(576)	(0.9)%
Net (loss) income	(1,679)	(2.9)%	2,695	4.4%
Less: Net income attributable to noncontrolling interest	22	0.0%	—	0.0%
Net (loss) income attributable to Jamba, Inc.	$(1,701)	(2.9)%	$2,695	4.4%

(1)	Cost of sales, labor, occupancy and store operating percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue.

Revenue

(in 000’s)

	13 Week Period Ended September 30, 2014	% of Total Revenue	13 Week Period Ended October 1, 2013	% of Total Revenue
Revenue:
Company stores	$53,377	91.6%	$57,405	93.1%
Franchise and other revenue	4,907	8.4%	4,269	6.9%
Total revenue	$58,284	100.0%	$61,674	100.0%

Total revenue is comprised of revenue from Company Stores, royalties and fees from Franchise Stores and International Stores, and revenue from CPG licensing and direct selling.

Total revenue for the 13 week period ended September 30, 2014 was $58.3 million, a decrease of $3.4 million or 5.5%, compared to $61.7 million for the 13 week period ended October 1, 2013 primarily due to the decreased number of Company Stores as a result of our refranchising strategy, partially offset by the 3.7% increase in Company Store comparable sales.

Company Store revenue

Company Store revenue for the 13 week period ended September 30, 2014 was $53.4 million, a decrease of $4.0 million, or 7.0%, compared to Company Store revenue of $57.4 million for the 13 week period ended October 1, 2013. The decrease was primarily due to the decreased number of Company Stores, partially offset by Company Store comparable sales improvement as illustrated by the following table:

Company Store Decrease in Revenue (in 000’s)
Third quarter 2014 vs. Third quarter 2013
Company Store comparable sales increase	$3,661
Reduction in the number of Company Stores, net	(7,689)

Total change in Company Store revenue	$(4,028)

Company Store comparable sales increased by $3.7 million for the 13 week period ended September 30, 2014, or 3.7%, attributable to an increase of 4.4% in average check partially offset by a decrease in transaction count of 0.7% as compared to the same period in the prior year. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least a full fiscal year. As of September 30, 2014, approximately 99% of our Company Stores had been open for at least one full fiscal year.

Franchise and other revenue

Franchise and other revenue was $4.9 million, an increase of $0.6 million or 14.9% for the 13 week period ended September 30, 2014 compared to $4.3 million for the 13 week period ended October 1, 2013. The increase was primarily due to the increase in royalties associated with the net increase in the number of Franchise and International Stores (approximately $0.2 million) and an increase in JambaGO® and CPG revenue (approximately $0.5 million).

The number of Franchise and International Stores as of September 30, 2014 and October 1, 2013 was 590 and 562, respectively.

Cost of sales

 Cost of sales is mostly comprised of fruit, dairy, and other products used to make smoothies and juices, paper products, costs related to managing our procurement program and vendor rebates. As a percentage of Company Store revenue, cost of sales increased to 27.4% for the 13 week period ended September 30, 2014, compared to 25.4% for the 13 week period ended October 1, 2013. The increase of cost of sales as a percentage of Company Store revenue was primarily due to a shift in product mix related to the expanded whole food blending and fresh-squeezed juice offerings (approximately 1.6%), as well as an increase in commodity costs (approximately 0.2%). Cost of sales for the 13 week period ended September 30, 2014 was $14.6 million, flat compared to the 13 week period ended October 1, 2013.

Labor

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. As a percentage of Company Store revenue, labor costs were 31.5% for the 13 week period ended September 30, 2014 compared to 27.6% for the 13 week period ended October 1, 2013. The increase of labor as a percentage of Company Store revenue was primarily due to increases in staffing for training for the new platforms introduced (approximately 0.5%), additional production time related to new platforms and product mix (approximately 0.4%), increased labor hours needed for staffing marketing efforts designed to drive awareness of the new platforms, such as our National Free Juice Giveaway Day in August (approximately 0.4%), additional hours assigned to maintain speed of service during the rollouts of these platforms (approximately 1.4%) and a payroll tax charge based upon the Federal government disallowing certain credits for California corporations (approximately 1.1%). Labor costs for the 13 week period ended September 30, 2014 were $16.8 million, an increase of $0.9 million, or 5.9%, compared to $15.9 million for the 13 week period ended October 1, 2013. The increase is primarily due to higher staffing requirements related to the new platforms, including marketing initiatives, in an effort to maintain speed of service, partially offset by a reduction in the number of Company Stores as a result of the Company’s refranchising strategy.

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes, licenses and property insurance for all Company Store locations. As a percentage of Company Store revenue, occupancy costs increased to 13.0% for the 13 week period ended September 30, 2014, compared to 12.9% for the 13 week period ended October 1, 2013. Occupancy costs for the 13 week period ended September 30, 2014 were $6.9 million compared to $7.4 million for the 13 week period ended October 1, 2013, a decrease of $0.5 million or 6.6%, which decrease is primarily due to the reduction in the number of Company Stores as a result of the Company’s refranchising strategy.

Store operating

Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses. As a percentage of Company Store revenue, store operating costs increased to 17.6% for the 13 week period ended September 30, 2014, compared to 16.3% for the 13 week period ended October 1, 2013. The increase of store operating expense as a percentage of Company Store revenue was primarily due to an increase in marketing expenses (approximately 1.6%) associated with our new platform launches, partially offset by a reduction in repairs and maintenance (approximately 0.2%). Total store operating expenses were $9.4 million for both the 13 week periods ended September 30, 2014 and October 1, 2013.

Depreciation and amortization

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. As a percentage of total revenue, depreciation and amortization expense was 4.5% for the 13 week period ended September 30, 2014, compared to 4.6% for the 13 week period ended October 1, 2013. Depreciation and amortization for the 13 week period ended September 30, 2014 was $2.6 million, a decrease of $0.2 million, or 6.8%, compared to $2.8 million for the 13 week period ended October 1, 2013. Although our refranchising strategy resulted in a decrease in the number of Company Stores and related assets, resulting in a reduction in the carrying value of Company Store fixed assets, our remodel and refresh program resulting from our acceleration of our fresh juice launch, has resulted in additions to the existing asset base.

General and administrative

General and administrative (“G&A”) expenses include costs associated with our corporate headquarters in Emeryville, CA, field supervision, bonuses, outside and contract services, accounting and legal fees, travel and travel-related expenses, share-based compensation and other. As a percentage of total revenue, total G&A expenses increased to 16.3% for the 13 week period ended September 30, 2014 compared to 13.6% for the 13 week period ended October 1, 2013. Total G&A expenses for the 13 week period ended September 30, 2014 were $9.5 million, an increase of $1.1 million, or 13.3%, compared to $8.4 million for the 13 week period ended October 1, 2013. The increase of total G&A expenses was primarily due to up-front legal fees associated with our transition efforts with Capgemini and our organizational redesign as well as our repurchase of stores from one of our franchisees in the Midwest (approximately $0.5 million), professional fees related to the transition of outsourcing various departments (approximately $0.5 million) and employee performance and share based compensation (approximately $0.2 million).

Other operating, net

Other operating, net consists primarily of gain or loss on disposals, income from jambacard breakage, impairment charge, closure costs, jambacard-related fees, pre-opening expense and expenses related to our franchise, consumer packaged goods and JambaGO® activities. For the 13 week period ended September 30, 2014, other operating, net was an expense of $0.3 million, compared to income of less than $0.1 million for the 13 week period ended October 1, 2013. Changes in the components of other operating, net include an increase in franchise-related expenses (approximately $0.6 million) and a decrease in net gain on disposal of fixed assets (approximately $0.7 million); partially offset by an increase in jambacard breakage (approximately $0.5 million), a decrease in pre-opening charges (approximately $0.2 million) and a reduction in expenses related to CPG and JambaGO® activities (approximately $0.2 million). Operating expenses related to CPG and JambaGO were $0.7 million for the 13 week period ended September 30, 2014 compared to $0.9 million for the 13 week period ended October 1, 2013.

Income tax expense

We have recorded an income tax benefit for the 13 week period ended September 30, 2014 and income tax expense for the 13 week period ended October 1, 2013, respectively. Our effective income tax rates were 8.5% and 17.6% for the 13 week periods ended September 30, 2014 and October 1, 2013, respectively. For the 13 week period ended September 30, 2014, the effective tax rate was primarily affected by pretax income, a change in the valuation allowance related to deductible temporary differences originating during the current year, the foreign withholding and the U.S. alternative minimum taxes of the respective periods. For the 13 week period ended October 1, 2013, the effective tax rate was primarily affected by pretax income, a change in the valuation allowance related to deductible temporary differences originating during the current year, the foreign withholding and the U.S. alternative minimum taxes, and a reduction of the federal income tax liability related to the net operating loss deduction for alternative minimum tax purposes.

RESULTS OF OPERATIONS — 39 WEEK PERIOD ENDED SEPTEMBER 30, 2014 AS COMPARED TO 39 WEEK PERIOD ENDED OCTOBER 1, 2013 (UNAUDITED)

(In thousands)	39 Week Period Ended September 30, 2014	% (1)	39 Week Period Ended October 1, 2013	% (1)
Revenue:
Company Stores	$159,281	91.5%	$172,539	93.2%
Franchise and other revenue	14,834	8.5%	12,654	6.8%
Total revenue	174,115	100.0%	185,193	100.0%
Costs and operating expenses:
Cost of sales	39,780	25.0%	41,854	24.3%
Labor	47,366	29.7%	48,466	28.1%
Occupancy	20,783	13.0%	22,100	12.8%
Store operating	25,297	15.9%	27,146	15.7%
Depreciation and amortization	7,915	4.5%	8,348	4.5%
General and administrative	27,419	15.7%	27,767	15.0%
Other operating, net	975	0.6%	846	0.4%
Total costs and operating expenses	169,535	97.3%	176,527	95.3%
Income from operations	4,580	2.6%	8,666	4.7%
Other income (expense), net:
Interest income	55	0.0%	1	0.0%
Interest expense	(143)	(0.1)%	(191)	(0.1)%
Total other expense, net	(88)	(0.1)%	(190)	(0.1)%
Income before income taxes	4,492	2.5%	8,476	4.6%
Income tax expense	(62)	(0.0)%	(671)	(0.4)%
Net income	4,430	2.5%	7,805	4.2%
Preferred stock dividends and deemed dividends	—	0.0%	(588)	(0.3)%
Less: Net income attributable to noncontrolling interest	39	0.0%	—	0.0%
Net income attributable to Jamba, Inc.	$4,391	2.5%	$7,217	3.9%

(1)	Cost of sales, labor, occupancy and store operating percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue.

Revenue

(in 000’s)

	39 Week Period Ended September 30, 2014	% of Total Revenue	39 Week Period Ended October 1, 2013	% of Total Revenue
Revenue:
Company stores	$159,281	91.5%	$172,539	93.2%
Franchise and other revenue	14,834	8.5%	12,654	6.8%

Total revenue	$174,115	100.0%	$185,193	100.0%

Total revenue for the 39 week period ended September 30, 2014 was $174.1 million, a decrease of $11.1 million or 6.0% compared to $185.2 million for the 39 week period ended October 1, 2013, primarily due to the decreased number of Company Stores as a result of our refranchising strategy, partially offset by the 2.3% increase in Company Stores comparable sales.

Company Store revenue

Company Store revenue for the 39 week period ended September 30, 2014 was $159.3 million, a decrease of $13.3 million or 7.7% compared to $172.5 million for the prior year period. The decrease in Company Store revenue was due primarily to the decreased number of Company Stores partially offset by Company Store comparable sales improvement, as illustrated by the following table:

Company Store Decrease in Revenue (in 000’s)
Year-to-date Q3 2014 vs. Year-to-date Q3 2013
Company Store comparable sales increase	$3,917
Reduction in number of Company Stores, net	(17,175)

Total change in Company Store revenue	$(13,258)

Company Store comparable sales increased $3.9 million for the 39 week period ended September 30, 2014, or 2.3%, attributable to an increase of 4.9% in average check, reflecting a price increase, partially offset by a decrease in transaction count of 2.6%. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least one full fiscal year. As of September 30, 2014, approximately 99% of our Company Stores had been open for at least one full fiscal year.

Franchise and other revenue

Franchise and other revenue for the 39 week period ended September 30, 2014 was $14.8 million, an increase of $2.1 million, or 17.2% compared to franchise and other revenue of $12.7 million for the 39 week period ended October 1, 2013. The increase was primarily due to the net increase in the number of Franchise and International Stores (approximately $1.0 million) and revenue generated by our JambaGO® (approximately $2.2 million), partially offset by CPG business (approximately $1.5 million).

Cost of sales

Cost of sales is mostly comprised of fruit, dairy, and other products used to make smoothies and juices, paper products, costs related to managing our procurement program and vendor rebates. As a percentage of Company Store revenue, cost of sales increased to 25.0% for the 39 week period ended September 30, 2014 compared to 24.3% for the 39 week period ended October 1, 2013. The increase of cost of sales as a percentage of Company Store revenue was primarily due to a shift in product mix related to the expanded whole food blending and fresh-squeezed juice offerings (approximately 0.8%), offset by a decrease in commodities costs (approximately 0.1%).  Cost of sales for the 39 week period ended September 30, 2014 was $39.8 million, a decrease of $2.1 million, or 5.0%, compared to $41.9 million for the 39 week period ended October 1, 2013. Our refranchising strategy has resulted in a decrease in the number of Company Stores and the related costs and expenses for sales associated with these refranchised Company Stores, which was partially offset by Company Store comparable sales increase of 2.3% for the 39 week period ended September 30, 2014.

Labor

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. As a percentage of Company Store revenue, labor costs increased to 29.7% for the 39 week period ended September 30, 2014, compared to 28.1% for the 39 week period ended October 1, 2013. The increase of labor as a percentage of Company Store revenue was primarily due to increases in staffing for training for the new platforms introduced (approximately 0.3%), additional production time related to new platforms and product mix (approximately 0.2%), increased labor hours needed for staffing marketing efforts designed to drive awareness of the new platforms, such as our National Free Juice Giveaway Day in August (approximately 0.2%), additional hours assigned in an effort to maintain speed of service during the rollouts of these platforms (approximately 0.4%), a payroll tax charge based upon the Federal government disallowing certain credits for California corporations (approximately 0.4%) and an increase in fringe costs, primarily related to workers compensation claims (approximately 0.5%). Labor costs for the 39 week period ended September 30, 2014 was $47.4 million, a decrease of $1.1 million, or 2.3%, compared to $48.5 million for the 39 week period ended October 1, 2013. Our refranchising strategy has resulted in a decrease in the number of Company Stores and the related labor costs and expenses to operate, manage, and support these refranchised Company Stores, which was partially offset by the increase due to higher staffing requirements related to the new platforms, including marketing initiatives, in an effort to maintain speed of service.

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes, licenses and property insurance for all Company Store locations. As a percentage of Company Store revenue, occupancy costs increased to 13.0% for the 39 week period ended September 30, 2014, compared to 12.8% for the 39 week period ended October 1, 2013. The increase in occupancy costs as a percentage of Company store revenue was primarily due to the refranchised stores having lower occupancy rates than the Company owned stores (approximately 0.2%). Occupancy costs for the 39 week period ended September 30, 2014 was $20.8 million, a decrease of $1.3 million or 6.0%, compared to $22.1 million for the 39 week period ended October 1, 2013. Our refranchising strategy has resulted in a decrease in the number of Company Stores and the related occupancy costs and expenses to operate, manage, and support these refranchised Company Stores, which was partially offset by increased occupancy costs to support the increased sales and increased common area maintenance charges.

Store operating

Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses. As a percentage of Company Store revenue, total store operating expenses increased to 15.9% for the 39 week period ended September 1, 2014, compared to 15.7% for the 39 week period ended October 1, 2013. The increase in total store operating expenses as a percentage of Company Store revenue was primarily due to an increase in marketing expense (approximately 0.1%) associated with new platform launches. Total store operating expenses for the 39 week period ended September 30, 2014 was $25.3 million, a decrease of $1.9 million or 6.8%, compared to $27.2 million for the 39 week period ended October 1, 2013. Our refranchising strategy resulted in a decrease in the number of Company Stores and the related costs and expenses to operate, manage, and support these refranchised Company Stores, which is partially offset by the increased store operating costs to support the increased sales.

Depreciation and amortization

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. As a percentage of total revenue, depreciation and amortization expense was 4.5% for the 39 week period ended September 30, 2014, flat compared to the 39 week period ended October 1, 2013. Depreciation and amortization for the 39 week period ended September 30, 2014 was $7.9 million, a decrease of $0.4 million, or 5.2%, compared to $8.3 million for the 39 week period ended October 1, 2013. Although our refranchising strategy resulted in a decrease in the number of Company Stores and related assets, resulting in a reduction in the carrying value of Company Store fixed assets, our remodel and refresh program resulting from our acceleration of our fresh juice launch, has resulted in additions to the existing asset base.

General and administrative

G&A expenses include costs associated with our corporate headquarters in Emeryville, CA, field supervision, bonuses, outside and contract services, accounting and legal fees, travel and travel-related expenses, share-based compensation and other. As a percentage of total revenue, total G&A expenses increased to 15.7% for the 39 week period ended September 30, 2014 compared to 15.0% for the 39 week period ended October 1, 2013. Total G&A expenses for the 39 week period ended September 30, 2014 was $27.4 million, a decrease of $0.4 million, or 1.3%, compared to $27.8 million for the 39 week period ended October 1, 2013. The decrease of total G&A expenses was primarily due to reduction and re-allocation in headcount (approximately $2.0 million), a decrease in professional fees (approximately $0.5 million), partially offset by up-front legal fees associated with our transition efforts with Capgemini and our organizational redesign as well as our repurchase of stores from one of our franchisees in the Midwest (approximately $0.5 million), professional fees related to the transition of outsourcing various departments (approximately $0.5 million), higher workers compensation claims (approximately $0.3 million), an increase in employee bonuses related to company and employee performance and share based compensation (approximately $1.0 million).

Other operating, net

Other operating, net consists primarily of gain or loss on disposals, income from jambacard breakage, closure costs, pre-opening costs and expenses related to franchise and consumer packaged goods activities. For the 39 week period ended September 30, 2014, other operating, net was $1.0 million of expense, compared to expense of $0.8 million for the 39 week period ended October 1, 2013. The increase in expense of $0.2 million is primarily due to an increase in franchise-related expenses (approximately $1.2 million) and a decrease in gain on disposal of fixed assets (approximately $0.3 million); partially offset by a decrease in impairment charge (approximately $0.3 million), an increase in jambacard breakage (approximately 0.4 million), store pre-opening (approximately $0.1 million) and a decrease in expenses related to CPG and JambaGO activities (approximately $0.2 million). Operating expenses related to CPG and JambaGO expenses were $2.0 million for the 39 week period ended September 30, 2014 compared to $2.2 million for the 39 week period ended October 1, 2013.

Income tax expense

We have recorded a tax expense of 1.3% for the 39 week period ended September 30, 2014. The tax expense was primarily due to the pretax income, a full valuation allowance related to deductible temporary differences originating during the current year, the alternative minimum taxes and foreign withholding taxes.

We have also recorded a tax expense of $0.7 million, or 7.8% for the 39 week period ended October 1, 2013. The tax expense was primarily due to the pretax income, a full valuation allowance related to deductible temporary differences originating during the current year, the U.S. alternative minimum and foreign withholding taxes. It was also due to a reduction of the federal income tax liability related to the net operating loss deduction for alternative minimum tax purposes.

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

Management reviews the increase or decrease in Company Store comparable sales, Franchise Store comparable sales and system-wide comparable sales compared with the same period in the prior year to assess business trends and make certain business decisions. The Company believes that Franchise Store comparable sales and system-wide comparable sales data, non-GAAP financial measures, are useful in assessing the overall performance of the Jamba® brand and, ultimately, the performance of the Company.

The following table sets forth operating data that do not otherwise appear in our consolidated financial statements as of and for the 13 and 39 week periods ended September 30, 2014 and for the 13 and 39 week periods ended October 1, 2013, respectively:

	13 Week Period Ended	13 Week Period Ended	39 Week Period Ended	39 Week Period Ended
	September 30, 2014	October 1, 2013	September 30, 2014	October 1, 2013
Percentage change in Company Store comparable sales (1)	3.7%	(5.5)%	2.3%	(0.1)%
Percentage change in Franchise Store comparable sales (2)	3.9%	(1.3)%	2.1%	(0.3)%
Percentage change in system-wide comparable sales (2)	3.8%	(3.4)%	2.2%	(0.2)%
Total Company Stores	272	287	272	287
Total Franchise Stores	535	517	535	517
Total International Stores	55	45	55	45

(1)	Percentage change in Company Store comparable sales compares the sales of Company Stores during a 13 and 39 week period in 2014 to the sales from the same Company Stores for the equivalent period in the prior year. A Company Store is included in this calculation after one full year of operations. Sales from Franchise Stores are not included in Company Store comparable sales.

(2)	Percentage change in system-wide comparable sales compares the combined sales of Company and Franchise Stores during a 13 and 39 week period in 2014 to the combined sales from the same Company and Franchise Stores for the equivalent 13 and 39 week period in the prior year. A Company or Franchise Store is included in this calculation after one full year of operations.

The following table sets forth certain data relating to Company Stores, Franchise and International Stores for the periods indicated:

	39 Week Period Ended September 30, 2014		39 Week Period Ended October 1, 2013
	Domestic	International	Domestic	International
Company Stores:
Beginning of Period	268	—	301	—
Company Stores opened	—	—	2	—
Company Stores closed	(6)	—	(1)	—
Company Stores acquired from franchisee	23	—	—	—
Company Stores sold to franchisees	(13)	—	(15)	—

Total Company Stores	272	—	287	—

Franchise and International Stores:
Beginning of Period	535	48	473	35
Franchise Stores opened	34	17	43	12
Franchise Stores closed	(24)	(10)	(14)	(2)
Franchise Stores acquired by the Company	(23)	—	—	—
Franchise Stores purchased from Company	13	—	15	—

Total Franchise and International Stores	535	55	517	45

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Summary

The following table summarizes our cash flows for the 39 week periods ended September 30, 2014 and October 1, 2013 (in thousands):

	39 Week Period Ended September 30, 2014	39 Week Period Ended October 1, 2013
Net cash provided by operating activities	$5,677	$6,558
Net cash used in investing activities	(9,367)	(9,565)
Net cash provided by financing activities	1,738	407
Net decrease in cash and cash equivalents	$(1,952)	$(2,600)

Liquidity

As of September 30, 2014, we had cash and cash equivalents of $30.4 million compared to $32.4 million as of December 31, 2013. As of September 30, 2014 and December 31, 2013, we had no short term or long term debt. Our primary sources of liquidity are cash flows provided by operating activities. In addition, we have a revolving line of credit with Wells Fargo Bank, National Association (the “Credit Agreement”) for $15.0 million, which we may utilize as described below. In the future, we may enter equipment leasing arrangements and incur additional indebtedness as necessary and as permitted under our credit agreement. We cannot assure, however, that such financing will be available on favorable terms or at all.

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

 Under the terms of the Credit Agreement, we are required to maintain maximum consolidated leverage ratios, minimum levels of tangible net worth and a minimum fixed charge coverage ratio. The Credit Agreement terminates July 22, 2016, or may be terminated earlier by us or by the Lender. This credit facility is subject to customary affirmative and negative covenants for credit facilities of this type, including limitations on us with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions and dispositions of assets. The credit facility is evidenced by a revolving note made by us in favor of the Lender, is guaranteed by us and is secured by substantially all of our assets including the assets of our subsidiaries and a pledge of stock of our subsidiaries. In addition, the Credit Agreement replaced restricted cash requirements established in prior periods, as the line of credit also collateralizes our outstanding letters of credit of $1.7 million.

During the 39 week period ended September 30, 2014, there were no borrowings under the Credit Agreement, though the line of credit collateralizes outstanding letters of credit in an amount of $1.7 million (replacing restricted cash requirements established in prior periods). To acquire the credit facility, we incurred up-front fees which are being amortized over the term of the Credit Agreement. As of September 30, 2014 and December 31, 2013, the unamortized commitment fee amount was not material. As of September 30, 2014, we were not in compliance with certain financial covenants under the Credit Agreement, and we are in discussion with the Lender to cure or waive the non-compliance. Upon the occurrence of an event of default under the Credit Agreement, the Lender, in its sole discretion, may terminate the Credit Agreement and any letters of credit issued thereunder. While there are no borrowings under the Credit Agreement, in the event the agreement is terminated, we will need to replace the letters of credit or collateralize the obligations with cash on hand.  Since its inception, we have never utilized the borrowing capacity under the Credit Agreement.

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

During October 2014, the Board of Directors authorized our share repurchase program. This program allows us to buy back up to $25 million of shares over the next 18 months.

Operating Activities

Net cash provided by operating activities was $5.7 million for the 39 week period ended September 30, 2014, compared to $6.6 million for the 39 week period ended October 1, 2013, reflecting a net decrease in cash flows provided by operating activities of $0.9 million. This decrease in cash provided by operating activities was primarily due to a decrease in net income adjusted for noncash items (approximately $5.7 million) partially offset by a net increase in cash flows provided by operating assets and liabilities (approximately $4.9 million). The decrease in net income by approximately $3.3 million is a primary driver of the decrease. Cash flows relating to vendor balances and employee compensation declined compared to the prior year primarily due to the reduction in the number of Company Stores.

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

Investing Activities

Net cash used in investing activities was $9.4 million for the 39 week period ended September 30, 2014, compared to $9.6 million for the 39 week period ended October 1, 2013. The $0.2 million decrease in net cash used in investing activities during the 39 week period ended September 30, 2014 was primarily due to a decrease in capital expenditure payments related to the refresh and remodel program resulting from the acceleration of our launch of the fresh-squeezed juice and whole food nutrition offerings (approximately $1.4 million) partially offset by a decrease in proceeds from disposal of fixed assets (approximately $0.9 million) resulting from our refranchising strategy, an increase in expenditure for business acquisition (approximately $0.6 million).

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

Financing Activities

Net cash provided by financing activities was $1.7 million for the 39 week period ended September 30, 2014 compared to $0.4 million for the 39 week period ended October 1, 2013. The $1.3 million increase in net cash provided by financing activities was primarily due to the proceeds from sale of a noncontrolling interest in a group of Company Stores in Southern California (approximately $0.8 million) and an increase in proceeds from the exercise of stock options (approximately $0.5 million).

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

We typically purchase fruit based on short-term seasonal pricing agreements. These short-term agreements generally set the price of procured frozen fruit and 100% fruit juice concentrates for less than one year based on estimated annual requirements. In order to mitigate the effects of price changes in any one commodity on its cost structure, we contract with multiple suppliers both domestically and internationally. These agreements typically set the price for some or all of our estimated annual fruit requirements, protecting us from short-term volatility. Nevertheless, these agreements typically contain a force majeure clause, which, if utilized (such as when hurricanes in 2004 destroyed the Florida orange crop and more recently with the freeze that affected California citrus), may subject us to significant price increases.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of November, 2014.

JAMBA, INC.

By:	/s/ James D. White
James D. White
Chairman of the Board, Chief Executive Officer and President (Duly Authorized Officer)

By:	/s/ Karen L. Luey
Karen L. Luey
Chief Financial Officer, Chief Administrative Officer, Executive Vice President and Secretary
(Principal Financial Officer and Chief Accounting Officer)

