Form 10-K
period 2014-12-30
JAMBA, INC.
filed 2015-03-30
CIK 1316898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates as of the last day of the registrant’s second fiscal quarter ended July 1, 2014 was $210,830,710 (based upon the closing sales price of registrant’s common stock on such date). For purposes of this disclosure, shares of common stock held by persons who held more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock of Jamba, Inc. issued and outstanding as of March 20, 2015 was 17,522,939 and 16,436,696, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 30, 2014, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

JAMBA, INC.

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 30, 2014

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

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors and cautionary language discussed in this document outline examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in the forward-looking statements, including among other things:

•	our business strategy and financial performance, including our transition to an asset-light business model;

•	our revenue and customer volatility based upon weather and general economic conditions;

•	fluctuations in various food and supply costs; and

•	competition and other risks related to the food services business.

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

PART I

ITEM 1. BUSINESS

Background of Jamba, Inc.

Jamba, Inc. through its wholly-owned subsidiary, Jamba Juice Company, is a healthy, active lifestyle brand with a robust global business driven by a portfolio of franchised and company-owned Jamba Juice® stores and licensed JambaGO® and Jamba Smoothie Station™ formats. The Jamba® brand includes innovative product platforms and both licensed and company driven consumer packaged goods. We are a leading restaurant retailer of “better-for-you” specialty food and beverage offerings which include great tasting, whole fruit smoothies, fresh squeezed juices and juice blends, Energy Bowls™, hot teas, and a variety of food items including, hot oatmeal, breakfast wraps, sandwiches, Artisan Flatbreads™ , baked goods, and snacks. Jamba Juice Company continues to expand the Jamba brand by direct selling of consumer packaged goods (“CPG”) products, and by licensing its trademarks for CPG products sold through retail channels such as grocery stores, warehouse clubs, and convenience stores.

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

Fiscal Year

Our fiscal year ends each year on the Tuesday closest to December 31st and therefore we have a 52 or 53 week fiscal year. Fiscal Years 2014, 2013, and 2012, all 52 week fiscal years, ended on December 30, 2014, December 31, 2013, and January 1, 2013, respectively.

Narrative Description of Business

As of December 30, 2014, there were 868 Jamba Juice stores globally, consisting of 263 Company-owned and operated stores, all located in the United States (“Company Stores”), 543 franchise-operated stores in the United States (“Franchise Stores”), and 62 franchise-operated stores in international locations (“International Stores”), (collectively the “Jamba System”). In November 2014, we announced a refranchising initiative that includes the sale of up to 114 company stores in the California market. As of December 30, 2014, Jamba Juice had a retail consumer products program that included direct selling of CPG products under the Jamba and Talbott Teas® brand names, online and through retail channels, and licensing its trademarks to CPG products sold through retail channels such as grocery stores, warehouse clubs and convenience stores.

Our Strategic Priorities

The BLEND Plan is our strategic roadmap to continue to transform Jamba into a global lifestyle brand and a best-in-class franchisor, as well as our commitment to creating greater shareholder value through a number of strategic initiatives. Our BLEND Plan priorities include further developing brand equity, building on Jamba’s strong brand awareness in the marketplace, and leveraging our brand to offer consumers differentiated products and experiences at Jamba Juice stores and throughout other retail distribution channels. Other strategic priorities included in our BLEND Plan are to continue to expand our global footprint; drive store level profitability through four-wall cost optimization plans, and to be the clear leader in product platforms like smoothies, juices, and bowls. In addition, we will focus on our strategic initiatives of accelerating our move to an asset-light business model, reducing our operating costs through cost-saving reductions and efficiencies and aggressively returning capital to shareholders. Our BLEND Plan consists of the following components:

Brand activation and leadership strength;

Leverage an innovative in-store experience to drive four-wall store profitability;

Expand retail footprint on a global basis;

New products, leadership in smoothies, juice, and bowls; and

Drive our strategic initiatives of an asset-light business model, a reduction of operating costs and an aggressive return of capital to shareholders to enhance shareholder value.

Additionally, our core vision, to inspire and simplify healthy living, permeates the Jamba culture. Our culture is a unique set of core values and actions that manifest themselves in team members executing at the highest levels of service while expressing their passion for our brand. Consistent with our corporate social responsibility efforts, Jamba actively inspires and engages team members to have a broader impact in the communities we serve through volunteering, sponsoring school gardens, youth fitness clinics and youth sports, and fundraising for health- and fitness-related causes. These efforts also inspire our team members to enhance their leadership skills and improve their personal health and wellness. We have been recognized in our local communities and nationally as a leader in employee engagement and wellness, and we actively cultivate our team members’ connection with our vision and values, so they in turn energize our guests with an uplifting customer experience.

Brand activation and leadership

We intend to build total brand value through multi-channel brand marketing and product innovation, including consumer loyalty and engaging national and local marketing programs and national-scale partnerships. Linking our brand with our core vision, to inspire and simplify healthy living, we are addressing consumer health and wellness needs by our offerings centered on “Whole Food Nutrition,” which encompasses blending juices and whole fruits and vegetables into nutritious and convenient beverages for consumers across all day-parts.

Consistent with our brand leadership goals, we lead and participate in a variety of community-related activities to engage our customers in a healthy, active lifestyle. We established the Jamba® Healthy Living Council in 2011, in partnership with three nationally known dieticians and nutritionists, to provide helpful health and wellness information to consumers through panel discussions, TV appearances, webinars and through social media. The Council is also comprised of fitness experts including San Francisco 49ers tight end Vernon Davis, fitness icon Jake “Body by Jake” Steinfeld, and Olympic medalist and sports commentator Summer Sanders, as well as Venus Williams, who serve as credible and inspirational advocates for healthy living to consumers seeking information on physical fitness.

In 2014 we re-launched our corporate social responsibility initiatives under the banner of “Team Up For a Healthy Whirl’d” a platform that encourages consumers, partners, and employees to join us in our efforts to inspire healthy people, products, planet, and community. Through Team Up For a Healthy Whirl’d we lead sustainability initiatives, programs to inspire healthier employees, and a number of community engagement activities in the markets we serve.

As we continue to strengthen our brand, we also entered into or expanded programs with strategic partners including with Spendgo, Google, Twitter, SoftCard, Groupon, and others to enhance the customer experience in our stores and in the digital and social media space.

We are committed to helping improve the health and wellness of children, with a goal to start them on the right track to leading healthy, active lives. In 2014, we encouraged increased health and fitness for kids through our sponsorship of the Team Up For a Healthy America™ program, a national campaign designed to provide simple, helpful tips to keep kids active and improve their dietary habits. Through Team Up For a Healthy America, Jamba held a series of Fit Clinics where hundreds of children received fitness instruction from nationally recognized athletes, and we donated much-needed athletic equipment to schools. The initiative is supported by nationally recognized organizations such as the GenYouth Foundation and Kids’ Gardening, professional sports entities including the Golden State Warriors, San Jose Earthquakes, the NFL, and our celebrity partners through a series of articles, blogs, and events designed to increase awareness of the importance of improving childhood wellness.

Another way we enhance our brand and connect with schools, children and communities to enhance the customer engagement with our stores is through partnerships focused on gardening. In partnership with the National Gardening Association, we sponsor the “It’s All About the Fruits and Veggies” garden grant program, through which we provide grants to schools and community groups to promote the benefits of gardening. Gardening gets children outside and active, helps them learn the nutritional value of fruits and vegetables, and teaches them that what they consume affects their overall health and well-being.

To further raise awareness around the importance of a healthy, active lifestyle and promote our brand, Jamba sponsors a series of events involving national and local sports teams, which in 2014 included the Golden State Warriors of the NBA and the San Jose Earthquakes of the MLS. The focus of these activities is to get consumers to engage with the Jamba brand while attending games and other events. On a community level, through our “Whirl’d Soccer” program, we support local soccer leagues to inspire physical activity in local communities.

Leverage an innovative in-store experience to drive four-wall store profitability

We believe we are among the industry leaders in leveraging technology to enhance convenience, customer engagement, speed-of-service, and production efficiencies in our stores system-wide. In early 2014, we launched our Jamba Insider Rewards™ loyalty program which allows us to leverage consumer behaviors to drive engagement promotions and obtain insight while rewarding customers for their loyalty. By using technology where consumers need to simply enter their phone numbers into a terminal at the check-out register, we increased membership of our loyal customers in our Jamba Insider Rewards loyalty program to over 1.6 million members. Jamba Insiders receive regular newsletters with news, offers and promotions, strengthening our engagement with them and encouraging them to make more frequent trips into our stores.

In order to provide a more contemporary and fresh experience in our stores, we accelerated our refresh and remodel program system-wide in 2014. The changes made to our stores more effectively facilitate the whole food blending and the juicing platform. In 2014, we rolled out our whole food blending and juicing platform to over 500 stores system-wide and will continue our efforts to increase the number of stores in 2015.

We uncovered several opportunities for improvement to our in-store experience during the third quarter of 2014. For example, following the simultaneous launch of our Made To Order (MTO) juice and MTO bowl platforms, our speed-to-market process was negatively impacted. While these product launches drove an increase in store revenue, due to complexity in the product delivery process, operational speed of service scores, and labor deployment, were negatively impacted. In addition to the labor and process challenges, we also exhibited margin compression due to a sub-optimal fresh produce supply chain. Plans are in process to roll out efficiencies in operational processes and fresh produce cost optimization measures. We believe these plans will be in place during the second quarter of 2015, resulting in service efficiencies and increased store four-wall profitability.

We also believe engaged and fulfilled team members go a long way towards creating an enjoyable in-store experience for our customers. At our Company Stores, the team members enjoy access to a broad offering of benefits in support of maintaining a healthy, active lifestyle. Our CEO Health Challenge encourages our team members to be mindful of their health and rewards them for living healthy, active lives. Our associates participate in local fitness challenges and sporting and cause-related community events. In 2014, we also executed our Jamba Masters of Blending Arts (Jamba MBA) program, an accelerated training platform through which over 1,000 team members became significantly well-versed in the nutritional benefits of the products we serve. By elevating the knowledge base of our team members, we are better able to assist our customers in making the right food and beverage selections to match their individual needs.

Expand retail footprint on a global basis

As we continue on our path toward an asset-light business model, our focus will be on expanding our retail footprint on a global basis through franchising. As described below, our focus is on domestic and international growth and on both traditional and non-traditional store formats, including Smoothie Stations™ and JambaGo®.

Jamba Juice — Domestic

We have a portfolio of flexible store formats that can be utilized in a number of different venues. We generally categorize our stores as either traditional or non-traditional locations. A traditional location is characterized as business premises that exists primarily as a Jamba Juice store. Traditional stores average approximately 1,000 – 1,200 square feet in size. These stores are located either in major urban centers or in suburban strip mall centers. As of December 30, 2014, there were 573 traditional Jamba Juice store locations. A non-traditional location is characterized as a Jamba Juice store located within another primary business, in conjunction with another business or at institutional settings, such as colleges and universities, entertainment venues, shopping malls, transportation centers, supermarkets and airports. A “captive” audience is a common characteristic of non-traditional locations. We believe one benefit of the development of non-traditional stores is to increase awareness of the Jamba Juice brand to complement the traditional stores in the area. As of December 30, 2014, there were 233 non-traditional Jamba Juice store locations.

During 2014, we announced a franchise incentive program designed to accelerate our growth and our transition to an asset-light business model by attracting a large number of interested and capable operators in both new and existing markets. We believe this program will help our efforts to double our domestic store openings rate to over 10% per year.

We continue to innovate in the design of traditional and non-traditional stores. Our goal is to vary the size and format of our stores to allow us to locate them in or near a variety of settings. Our flexibility in store construction enables us to develop stores in a wide range of venues, broadening the visibility of the Jamba brand and giving more customers easier, more convenient access. We believe format flexibility will help us to attract qualified franchisees and assure them of potentially achieving a higher return on their investment in capital expenditures. In 2014, we expanded on a significant refresh and remodel of our Company Stores in order to provide a contemporary and fresh experience for our customers. We completed 146 store refreshes, which included upgrading the stores’ facilities to effectively and efficiently serve our blended whole food and premium juice platforms.

The Jamba Smoothie Station concept was launched in 2012. This concept is an express service utilizing existing technology to make select smoothie flavors in small, efficient spaces. The Smoothie Station concept is designed to target venues that require a smaller footprint than our historical, non-traditional store. Smoothie Stations offer a limited menu and use pre-portioned fruit and other ingredients to produce smoothies comparable to our traditional stores. Targeted venues include colleges and universities, grocery stores, airports, hospitals and business cafeterias. As of December 30, 2014, there were 39 Jamba Smoothie Stations open in 20 states. Jamba Smoothie Stations fall within the non-traditional store category and are included in the total Franchise Stores count.

The JambaGO® concept, which we developed in 2012, targets venues servicing captive audiences. The JambaGO format is a small footprint, low-capital and low-labor, self-serve machine format, and has proven to be an innovative and differentiated solution for food service providers seeking healthier beverage options for their constituents. The typical venue for a JambaGO unit has a significant demand for high volumes, requires high-speed service, where a full-sized Jamba Juice store or kiosk would not be feasible. Such venues include retail store cafés or restaurants, K-12 schools, colleges and universities, grocery and convenience stores, stadiums, theaters, event centers and select airport locations. The JambaGO format has been enabling Jamba to rapidly expand brand presence. During 2013, we launched JambaGO units at over 1,000 café locations in Target Stores in the United States. The number of JambaGO units in operation at December 30, 2014 was approaching 2,000.

As of December 30, 2014, we had 806 Jamba Juice store locations in the United States, operating in 34 states and Washington, D.C., consisting of 263 Company Stores and 543 Franchise Stores. We lease the real estate for all of our Company Stores. Our market planning has shown that there is potential for a total of at least 2,700 Jamba Juice stores in the United States which would meet our current store opening criteria. During fiscal 2014, we opened 43 new Franchise Stores, closed 33 Franchise Stores, reacquired 26 Franchise Stores that are currently operated as Company Stores, and refranchised 18 Company Stores. In November 2014, we announced an accelerated refranchising initiative that includes the sale of up to 114 company stores in the California market. Once completed, we will be at greater than 80% franchise stores. We expect this initiative to be completed during the second quarter of 2015.

Franchise Opportunity

Through our franchising program, we offer franchisees choices in store location, format and number of stores they wish to operate including (i) traditional “stand alone” stores, (ii) non-traditional store venues such as mall, university, supermarket or transit hub locations; and (iii) multi-unit development agreements which grant the franchisee exclusive rights to develop and operate a specified number of stores within a specified period of time and geographic area.

As of December 30, 2014, we had 30 development agreements that contain rights to develop additional Franchise Stores. The exclusive territories covered by these agreements include selected markets in the states of Arizona, California, Colorado, Connecticut, the District of Columbia, Florida, Hawaii, Kansas, Louisiana, Missouri, Nevada, New York, North Carolina, Oregon, Pennsylvania, Tennessee, Utah, Washington State, and Wisconsin. Seventeen of the 30 development agreements were entered in connection with refranchising transactions, where a purchaser of Company Stores also commits to develop new Franchise Stores.

To help maximize the growth of our non-traditional franchise development, we continue to strengthen our relationships with beverage and food concessionaires operating at venues such as colleges, universities, airports and other transit hubs, as well as other retail and entertainment venues. In addition to our own efforts, we are regularly approached by concessionaires and contract feeders whose independent research has identified us as ideal for non-traditional venues where they have secured exclusive development rights from venue owners. When it fits our expansion strategies, these opportunities are incorporated into our own plans.

Our comprehensive market planning and site selection process is integral to the successful execution of our growth strategy. We have processes for identifying, analyzing, and assigning undeveloped markets for either Company Store or Franchise Store development. Once a market is selected, we carefully screen trade areas for demand based on demographic, psychographic and Jamba Juice specific variables to assess the risk of developing a store or permitting a franchisee to do so. We review trade areas to ensure that they meet our guidelines for new store development and begin the site selection or approval process. Once a trade area is approved, we carefully screen prospective locations for visibility, traffic patterns, ease-of-use and co-tenancy for potential Company Store and Franchise Store locations. Our expansion strategy involves using this market planning and site selection process to leverage areas of demand within each market. We intend to use this approach to encourage the clustering of stores in specific geographic areas of demand, which we believe will drive brand awareness, improve operating and marketing efficiencies for Franchise Stores while leveraging the costs associated with regional supervision. Distribution efficiencies can also be realized through this strategy. In addition, we believe the ability to hire qualified team members is enhanced in markets where Jamba is a broadly recognized brand.

International Franchising Opportunity

Our international partners work closely with us to build the Jamba Juice brand and implement the Jamba Juice system in their local geographic markets, as well as to maximize revenue and margin growth opportunities, recognizing commercial, cultural and dietary diversity in each market. The number of International Stores grew from 48 as of January 1, 2014 to 62 as of December 30, 2014, with stores located in South Korea, the Philippines, Mexico, Canada, and the Middle East. As of December 30, 2014, we had five master developers with commitments to open an aggregate of 435 stores internationally, 200 planned during the next three to four years.

During 2014, we signed a master franchise development agreement with Quan Hung Gourmet Company, Ltd. in Taiwan for 35 stores over 10 years. Quan Hung and related entities own and operate a number of restaurant concepts in Taiwan and China, under their own and leading franchised brands. We expect Quan Hung to open the first Taiwan Jamba Juice store in 2015.

Our brand and products have international appeal and we continue to engage in discussions with additional potential partners regarding the expansion of Jamba Juice stores into new international markets. The success of further international expansion will depend on, among other things, local acceptance of the Jamba Juice concept and menu offerings, and our ability to attract qualified franchise partners. Our market planning has shown that there is potential for at least 1,500 total international Jamba Juice stores which would meet our current store opening criteria. Our international developer agreements take the form of development and franchise agreements under which we typically receive an initial territory fee, store opening fees, and ongoing royalty revenues based on a percentage of sales.

Jamba Juice store locations at the end of fiscal 2014 were comprised of approximately 30% Company Store locations and 70% Franchise and International Store locations, globally.

New products – leadership in smoothies, juice, and bowls

Our long-term growth prospects are driven by our product innovation around our core offerings of smoothies, juices, and bowls. Product innovation is a high priority, and our menu items are designed to offer our customers products that are relevant to a healthy, active lifestyle. Our research and development team, composed of food scientists, quality assurance specialists and food industry experts, is continually developing and testing new and improved menu items that support not only the integrity of the Jamba Juice brand but our commitment to offering healthy, innovative and great tasting products made from high quality ingredients.

During 2014 we introduced several new product offerings:

•	Jamba Cold Pressed Juice — a line of delicious and nutritious bottled juices, blended from fruits and vegetables. Jamba uses high pressure processing (HPP) for the new cold-pressed juices to protect their nutrients and flavor. Each of the SKUs is analogous to one of the freshly squeezed Made-To-Order juices, and are packaged to help nutrition-conscious individuals meet their daily intake of fruits and vegetables. At the end of the year, our cold pressed juices were available at over 300 stores in California and 19 locations in New York City.

•	Energy Bowls — served in convenient, portable portions, our new Energy Bowls are a nutritious blend of real, whole fruit and soymilk or fresh Greek yogurt, topped with an assortment of dry toppings and fresh fruits. Whether served for breakfast, lunch or as a mid-day snack, these bowls provide key nutrients, vitamins, minerals and fiber to support a well-balanced diet.

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

Drive to an asset-light business model and other strategic initiatives to enhance shareholder value

Towards the end of 2014, we announced a number of additional strategic initiatives focused on to enhance shareholder value that we plan to pursue in 2015:

•	Asset-Light Business Model — we are moving aggressively toward an asset-light business model that will incorporate an 80% or more franchise-location organization in 2015, up from 70% currently. Our plans include the previously announced refranchising of up to 114 stores targeted for completion in the first half of this year and continued addition of franchise stores outside of the refranchising context. Our transition to an asset-light business model is designed to facilitate a more flexible cost structure which would enable faster execution and enhanced focus on growth initiatives and allow us to pursue additional cost savings.

•	Operating Cost Reductions — we are also focused on implementing additional cost reductions and ongoing expense management. In the second half of 2014 we entered into an agreement with a third party service provider of consulting, technology and outsourcing services designed to improve workflow efficiencies while reducing costs. At the end of 2014 we also announced the implemention of a workforce reduction of approximately 11% of our employees at our support center, including three of our Senior Vice Presidents. In 2015 we continue to plan to look for opportunities to further cost efficiencies and expense management.

•	Capital Returns — we previously announced our plan to repurchase up to $25 million of our stock as a way to aggressively return of capital to shareholders to enhance shareholder value. In addition, we plan to continue to examine our capital allocation as we anticipate additional cash proceeds from our refranchising initiatives to allocate in a manner best designed to return value to our shareholders.

Domestic Store Operations

Franchise Store Management

We continuously review Franchise Store operations, principally through our Senior Director of Operations and Market Business Managers ("MBMs") who are Company representatives that work closely with franchise owners to review the financial health, operations, practices and procedures of our franchisees. We maintain a Franchise Advisory Council (“FAC”), which formalizes a channel of communication through a representative group of franchisees to provide advice, counsel and input to us on important issues impacting the business. Our franchise agreement calls for franchise partners to meet certain operational and maintenance requirements intended to align the operating processes system-wide around one set of standards. Performance is diligently monitored by MBMs, who also provide feedback whenever appropriate.

Company Store Management

We believe operational excellence throughout the Jamba System is vital to our success. Our Company Store field and store operations teams play a critical role in maximizing the performance of our Company Stores across the system. We recruit and retain leaders with broad experience in management and in our industry. Our field leadership consists of a combination of Senior Directors of Operations and MBMs to support our Company Store operations.

Our Store Excellence Guide is designed to improve operational execution and performance by establishing comprehensive standards, which we expect all of our stores to achieve and maintain. In addition, we implemented a bonus program that offers Company Store managers rewards on achievement of customer service goals. These factors continue to positively impact customer satisfaction and help ensure that all stores in the Jamba System are delivering against the key drivers of customer satisfaction on a consistent basis. We believe team members are the key to our success and support the development of a culture that fosters personal interaction, mutual respect, trust, empowerment, enthusiasm and commitment.

Maintaining a culture and a management style that embodies healthy, active lifestyles in an authentic, fun, friendly and efficient manner in Company Stores, as well as Franchise Stores, is essential as we continue to expand, and we believe that it is critical to developing our brand and ensuring our continued success.

Training

We conduct various training programs for franchise partners, team members, support center staff and our leadership team on a regular basis. We are dedicated to providing a meaningful experience for all employees, with ample opportunity to develop leadership skills as they move up through the organization. Our training programs include formal programs such as the Manager-in-Training programs for new managers and informal one-on-one discussions held between General Managers, Marketing Business Managers and Senior Directors of Operations. All of our training programs reinforce the importance of strong customer service and sales skills. We also make training materials and best practice information available to our franchisees to help create, preserve, and support a singular culture of excellence within all of the stores that comprise our system.

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

Advertising and Marketing

In 2014 much of our advertising and marketing efforts focused on the roll out of our Juice platform and on social media. We also continued to reaffirm our commitment to providing healthier food and beverage options to consumers, leveraging our blending and juicing heritage to address the fast-growing consumer trend focused on juicing. As consumers increasingly turned to healthy beverages to get their daily requirement of fruits and vegetables, we accelerated the expansion of our freshly-squeezed juices, blended with nutritious whole foods such as kale, ginger, cucumbers, oranges and chia seeds. In June, we became the leading retailer of made-to-order, freshly-squeezed juice with availability in over 500 Jamba stores across the U.S., maintaining our position as a leading health and wellness brand. With a strong focus on the juice platform and other product introductions, we continued our mission to deliver a variety of innovative products and programs designed to inspire and simplify healthy living by supporting better eating habits and engaging consumers in programs that foster increased physical activity.

Through our “Blend in the Good™” consumer communication platform, we focused consumers’ attention on the fresh produce, fruit and vegetables that are used to make Jamba juices, smoothies and bowls, underscoring our commitment to providing healthier food and beverage options. The Blend in the Good campaign reached across multiple mediums, including print, radio, public relations, in-store point-of-purchase material, online and in social media. The number of Jamba Facebook followers increased to over 1.8 million in 2014, and we made strong progress in leveraging other social media platforms such as Twitter, Instagram and YouTube. Membership in our “Jamba Insiders” loyalty program accelerated, passing the one million milestone in July. We partnered with the technology company Spendgo to provide consumers with an easy-to-use way to participate in the loyalty program.

Strong marketing campaigns designed to drive trial and awareness of the Juice platform included our “Million Free Juice or Smoothie” campaign in the first half of the year, Groupon online coupon campaigns, and Juice sampling programs. Our “Free Juice Give-Away” event in August saw consumers lining up for hours to sample our new products, with almost a half-million free samples of juice distributed in 3 hours. We expanded our Juice platform with the launch of our Cold Pressed Juice in several key markets, with plans to expand nationally in 2015. These bottled juices provide consumers with an on-the-go option and are broaden our presence in this highly competitive and fast-growing category.

Jamba marketing, promotional and public relations activities are designed to promote the Jamba brand image and differentiate it from competitors. Marketing and promotional efforts focus on providing consumers with simple, easy-to-adopt solutions for pursuing a healthy active lifestyle and we continuously endeavor to improve our social responsibility and environmental practices to achieve long-term sustainability. In 2014, we officially launched our core CSR platform, “Team Up For a Healthy Whirl’d”, through which we encourage our consumers, business and community partners, employees and store Team Members to join Jamba Juice in making a difference for consumers and the communities we serve.

The Jamba Healthy Living Council, comprised of nationally recognized nutrition and fitness experts, helped us to encourage consumers to consume more fruits and vegetables via our broad offering of healthy beverages through videos, articles, online webinars, and podcasts, on the Jamba website, and at live events. In 2014, these nutrition and fitness experts offered insights at key industry conferences like the American Dietetic Association’s Food and Nutrition Conference & Expo and the School Nutritionist Association Convention. As some are parents themselves, the members of the Healthy Living Council relate to the dietary and fitness concerns of parents and families. The council also provided easy-to-follow nutrition and fitness tips for families and those seeking to live healthy lifestyles.

We continued to work toward improving childhood nutrition and fitness though products, programs and delivery mechanisms, providing all-fruit smoothies to schools with our JambaGo® units and supporting nutrition and fitness education through our “Team Up For a Healthy America” program. In 2014, our Team Up For a Healthy America campaign again provided schools across the country with much-needed athletic equipment. We leveraged our partnership with the National Gardening Association to award 40 garden grants to schools across the nation, and with the GENYOUth Foundation we hosted a series of events including a town hall in St. Louis that gathered local leaders in business, education, politics, medicine, and community service in an engaging discussion focused on building partnerships across the private and public sectors to advance childhood wellness in that city.

We enhanced our relevance to Millennials through popular lifestyle platforms. In partnership with DanceOn, one of the most widely-viewed YouTube channel, we ran a consumer contest promoted by popular dance and music personalities. We leveraged influencers and cultural icons like YouTube fitness entrepreneur Cassie Ho to encourage Millennials to include Jamba in their daily diets.

The Jamba brand continued to be included in the culture and conversations of consumers, as we were featured in stories appearing in nationally syndicated journal and newspapers, including Nation’s Restaurant News, Franchise World, QSR Magazine, Forbes, and The Wall Street Journal. Jamba had a strong presence in national health-oriented publications such as Men's Fitness, Shape, and cultural publications like STAR and OK TV!. We were highly visible on numerous popular websites including mensfitness.com, OKTV!.com, and RadarOnline, the number one online resource for celebrity news. Tennis superstar Venus Williams promoted Jamba on national television talk shows and on Extra!, the nightly entertainment show. Our participation in local fundraising events also helped capture a significant amount of coverage from local television and radio stations. Jamba was recognized by the White House for the fourth year in a row for our youth job creation program as a leading example of how private sector companies can work with local leaders to improve communities. In California, Jamba won awards for service to the community and was recognized as a great place to work.

Our marketing efforts in 2014 significantly extended our reach and relevance to consumers. By improving our use of technology, expanding our reach into various lifestyle activities, helping communities and leading the charge to improve the health and wellness of our nation’s youth, we have continued to inspire and simplify healthy living and have made significant progress toward our goal of being a leading health and wellness brand.

Product Supply

We are committed to providing only the finest smoothies, juices, bowls, and other food products. Smoothie, juice, and bowl products depend heavily upon supplies of fresh and individually quick-frozen (IQF) fruit and vegetables. During 2014 we established a nationwide fresh produce supply chain in order to facilitate our new made-to-order freshly squeezed juice platform. The quality of each beverage depends to a large degree on the quality of the basic fruit and vegetable ingredients from which it is made. It is essential that the supply of fruit and vegetables is of the highest quality and is consistent throughout the year. To achieve these goals we purchase our projected requirements for the coming year from suppliers at the height of the season. The supply and price of fresh and IQF fruit and vegetables are dependent upon the supply and demand at the time of purchase and are subject to volatility. Supply and price can be affected by multiple factors in the producing regions, including weather, natural disasters and regional political and economic conditions.

We buy certain produce and dairy using fixed priced or to-be-fixed priced purchase commitments to secure adequate supply of quality ingredients for our products. As a result, we have purchase obligations with certain suppliers for certain produce and dairy for various terms typically ranging from one year to three years. We depend on our relationships with our suppliers for our supply of produce, dairy and other products. We believe, based on our established relationships with our suppliers, the risk of non-delivery on our purchase commitments is remote.

Our supply chain and purchasing organization are completely funded by all stores across the Jamba System. This funding contributes to the cost of system-wide procurement and management of our supplies and supports our suppliers. The program allows for a mark-up of certain products purchased by Company Stores and Franchise Stores, which is subsequently rebated back to the Company by the supplier.

Competition

The retail beverage and food industry remains highly competitive and fragmented. Restaurants compete based on a number of factors, including quality, price-value relationships, customer service, name recognition, employee hiring and retention and location. We compete with international, national, regional and local retailers of beverage and food products, including quick service restaurants/fast food establishments, coffee shops, juice bars, donut shops, frozen yogurt shops and grocery stores. Competition in the beverage and food market is fragmented, and increasing, and a major competitor with substantially greater resources than us could enter the market at any time and compete directly against Jamba Juice stores.

We compete most directly with regional smoothie stores, most of which are franchises of other smoothie brands. The rising popularity of convenient and healthy food items resulted in increased competition from non-smoothie retailers as they increased their offerings of smoothies and other juice-related products, and as we increase our food offerings, we have placed ourselves into direct competition with other quick serve food concepts with well established businesses.

Additionally, we face increasing competition from specialty juice bars and stores, which focus on made-to-order juices, juice blends, cold-press juices and fasting/cleansing packages.  Many of these brands have cold-press direct-to-consumer capabilities that multiply the geographic reaches of their stores.

We also face intense competition from both restaurants and other specialty retailers for suitable sites for new stores and qualified personnel to operate both new and existing stores. There can be no assurance that we or our franchisees will be able to continue to secure adequate sites at acceptable rent levels or that we or franchisees will be able to attract a sufficient number of qualified personnel to operate our stores.

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

California and other states and local jurisdictions have enacted laws, rules, regulations and ordinances which may apply to the operation of a Company Store or a Franchise Store, including those which (a) establish general standards, specifications and requirements for the construction, design and maintenance of the store premises; (b) regulate matters affecting the health, safety and welfare of our customers, such as general health and sanitation requirements for restaurants; employee practices concerning the storage, handling, cooking and preparation of food; special health, food service and licensing requirements; restrictions on smoking; exposure to tobacco smoke or other carcinogens or reproductive toxicants and saccharin; availability of and requirements for public accommodations, including restrooms; (c) set standards pertaining to employee health and safety and mandatory health insurance; (d) set standards and requirements for fire safety and general emergency preparedness; (e) regulate the proper use, storage and disposal of waste, insecticides and other hazardous materials; (f) establish general requirements or restrictions on advertising containing false or misleading claims, or health and nutrient claims on menus or otherwise, such as “low calorie”, “healthy” or “organic”; (g) establish requirements concerning withholdings and employee reporting of taxes on tips and (h) regulate or ban the use of polystyrene cups.

In order to develop and construct more stores, we, or our franchisees, need to comply with applicable zoning, land use and environmental regulations. Federal and state environmental regulations have not had a material effect on our operations to date, but expansion of our menu offerings or more stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or even prevent construction and increase development costs for new stores. We, and our franchisees, are also required to comply with the accessibility standards mandated by the U.S. Americans with Disabilities Act, which generally prohibits discrimination in accommodation or employment based on disability. We may, in the future, have to modify stores, for example, by adding access ramps or redesigning certain architectural fixtures, to provide service to or make reasonable accommodations for disabled persons. While these expenses could be material, our current expectation is that any such action will not require us to expend substantial funds.

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

Trademarks and Domain Names

We own and/or have applied to register numerous trademarks and service marks in the United States and in other jurisdictions covering additional countries throughout the world. Some of our trademarks, including Jamba Juice® and the Jamba logo are of material importance to the Company. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained. In addition, the Company has registered and maintains numerous Internet domain names, including “jamba.com” and “jambajuice.com.”

Management Information Systems

Each Company Store has computerized point-of-sale registers, which collect transaction data used to generate pertinent information, including sales transactions and product mix. Additionally, the point-of-sale system is used to authorize, batch and settle credit card data. All product prices are programmed into the point-of-sale register from the Company’s corporate office. Franchise Stores generally use the same point-of-sale registers as Company Stores, but may elect to use alternative systems provided Company approval and certain information is shared with the Company. Franchisees set their own menu prices.

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

Seasonality

Our business is subject to day-to-day volatility based on weather and varies by season. A significant portion of the Company’s revenue is realized during the second and third quarters of the fiscal year, which include the summer months. The fourth quarter of the fiscal year, which encompasses the winter months and the holiday season, has traditionally been our lowest revenue volume quarter. Our business will likely continue to be subject to seasonal patterns for the foreseeable future, given that the largest portion of our sales continues to be from the sale of smoothies during the warmer parts of the year. Because of the seasonality of the business, results for an individual quarter are not necessarily indicative of the results, which may be achieved for the full fiscal year.

Executive Officers

Our executive officers, their respective ages and positions as of March 7, 2015, and descriptions of their business experience are set forth below. There are no family relationships among any of the executive officers named below.

James D. White, Chairman, President and Chief Executive Officer, age 54

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

Karen L. Luey, Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Secretary, age 54

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

Julie S. Washington, Senior Vice President and Chief Brand Officer, age 49

Ms. Washington has served as the Company’s Senior Vice President and Chief Brand Officer of Jamba Juice Company since January 2012. Ms. Washington joined Jamba Juice Company as Vice President and General Manager, Consumer Products in 2010. During 2008 to 2010, Ms. Washington was Vice President of Marketing at Luxottica Retail. From 2005 to 2007, Ms. Washington was North America Director of Shopper Marketing at Procter and Gamble.

Steve Adkins, Senior Vice President, US West Operations, age 49

Mr. Adkins has served as the Company’s Senior Vice President, US West Operations since December 2014. Previously Mr. Adkins served as Senior Vice President, Operations Services from April 2010. Mr. Adkins joined Jamba Juice Company in December 2002 as a Regional Director of Operations in charge of opening the new Midwestern market including Chicago and Minneapolis. In 2005, Mr. Adkins became Zone Vice President East in charge of both Company Stores and overseeing the franchise partners located in the Midwest to East Coast including New York, Miami, and Texas markets. In October of 2008, he took on the role of Senior Vice President of Company Stores before assuming the role of Senior Vice President, Operations Services. Prior to joining Jamba Juice, Mr. Adkins held the position of Senior Vice President, Operations at Fresh Choice where he worked for 11 years.

Dale Goss, Senior Vice President, US East Operations, age 57

Mr. Goss has served as the Company's Senior Vice President, US East Operations since December 2014. Previously, Mr. Goss served as Senior Vice President , Development from December 2012 and Vice President, Development from September 2008. Mr. Goss joined Jamba Juice Company as Vice President, Traditional Development in November 2007. Prior to joining Jamba Juice, from October 2006 through November 2007, Mr. Goss was Senior Vice President of Development for Taco Bueno in Farmer’s Branch, Texas.

Employees

As of December 30, 2014, we employed approximately 4,200 persons, approximately 180 of whom were at our corporate offices or part of our field, licensing, direct selling and franchise support and operations. The remainder of our team members was comprised of Company Store management and hourly store personnel. The Company also hires a significant number of seasonal team members during its peak selling season during the spring and summer. Our team members are not covered by a collective bargaining agreement. We consider our employee relations to be good. We place a priority on staffing our stores and support center positions with skilled team members who embrace our culture and invest in training programs to ensure the quality of our store operations.

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

In fiscal 2013 and 2014 we worked to implement our strategic priorities under our BLEND Plan 3.0, which we believed necessary to support the Company’s continued growth and long-term stockholder value. For 2015, we are focused on a number of strategic initiatives that we have incorporated into our strategic priorities under the BLEND Plan 3.0, which we believe continues Jamba’s path to a healthy, active lifestyle brand and creates long-term shareholder value, including:

•	Brand activation and leadership strength;

•	Leverage in innovative in-store experience to drive four-wall store profitability;

•	Expand retail footprint on a global basis;

•	New products, leadership in smoothies, juice, and bowls; and

•	Drive our strategic initiatives of an asset-light business model, a reduction of operating costs and an aggressive return of capital to shareholders to enhance shareholder value.

There can be no assurance that we will be able to continue to successfully implement these strategic priorities or whether these strategic priorities will be successful, and a failure of either could impede our growth and operating results.

We have a history of net losses and may incur losses in the future.

We have incurred net losses in five of the last seven fiscal years. We may continue to incur net losses in the future, and we cannot assure you that we will ever sustain profitability.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in additional material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As disclosed in Item 9A, management identified a material weakness in our internal control over financial reporting related to identifying and accounting for non-standard transactions. The material weakness we identified due to an insufficient complement of finance and accounting resources within the organization to ensure the proper application of GAAP with respect to the Company’s non-routine transactions,  in part attributable to employee turnover related to recently implemented cost reductions and infrastructure changes . A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control — An Integrated Framework. We are actively engaged in developing a remediation plan designed to address this material weakness. We cannot, however, be certain that any measures we undertake will successfully remediate the material weakness or that other material weaknesses and control deficiencies will not be discovered in the future. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal controls are discovered or occur in the future, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and adversely affect the market price of our common stock.

A worsening of economic conditions or a decrease in consumer spending may substantially decrease our revenues and may adversely impact our ability to implement our business strategy.

To a significant extent, our success depends on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. While economic conditions have been improving, there is no certainty that this trend will continue or that credit and financial markets and confidence in economic conditions will not deteriorate again. Accordingly, we may experience declines in revenue during economic turmoil or during periods of uncertainty. Any material decline in the amount of discretionary spending, leading cost-conscious consumers to be more selective in restaurants visited, could have a material adverse effect on our revenue, results of operations, business, and financial condition.

The challenges of competing with the many food services businesses may result in reductions in our revenue and operating margins.

We compete with many well-established companies, food service and otherwise, on the basis of taste, quality and price of product offered, customer service, atmosphere, location and overall consumer experience. Our success depends, in part, upon the popularity of our products and our ability to develop new menu items that appeal to consumers across all four day-parts. Shifts in consumer preferences away from our products, our inability to develop new menu items that appeal to consumers across all day-parts, or changes in our menu that eliminate items popular with some consumers could harm our business. We compete with other smoothie and juice bar retailers, specialty coffee retailers, yogurt and ice cream shops, bagel shops, fast-food restaurants, delicatessens, cafés, take-out food service companies, supermarkets and convenience stores. Our competitors change with each of the four day-parts, ranging from coffee bars and bakery cafés to casual dining chains. Many of our competitors, or potential competitors, have substantially greater financial and other resources than we do, which may allow them to react to changes in the market quicker than we can. In addition, aggressive pricing by our competitors or the entrance of new competitors into our markets, could reduce our revenue and operating margins.

We are subject to risks associated with climate change and climate change regulation.

Laws and regulations regarding climate change, energy usage and emissions controls may impact the Company directly through higher cost of goods. The potential impacts of climate change and climate change regulations are highly uncertain at this time, and the Company cannot anticipate or predict the material adverse effect on our financial condition, results of operations or cash flows as a result of climate change and climate change regulations. For instance, changes in the prevailing climates may result in a reduction in, or increased prices of available produce, which may adversely affect our revenue and operating margins.

Our revenue is subject to volatility based on weather and varies by season.

Seasonal factors cause our revenue to fluctuate from quarter to quarter. Because the majority of our revenue results from the sale of smoothies, our revenue is typically lower during the winter months and the holiday season, and during periods of inclement weather (because fewer people choose cold beverages) and higher during the spring, summer and fall months (for the opposite reason).

Fluctuations in various food and supply costs, particularly produce and dairy, could adversely affect our operating results.

Supplies and prices of the various products that we use to prepare our offerings can be affected by a variety of factors, such as weather, seasonal fluctuations, demand, politics and economics in the producing countries. These factors subject us to shortages or interruptions in product supplies, which could adversely affect our revenue and profits. In addition, the prices of fruit and dairy, which are the main products in our offerings, can be highly volatile. The quality of produce we seek tends to trade on a negotiated basis, depending on supply and demand at the time of the purchase. An increase in pricing of any produce that we use in our products could have a significant adverse effect on our profitability. In addition, higher diesel and gasoline prices may affect our supply or transportation costs and may affect our profitability. Although we attempt to mitigate the risks of volatile commodity prices and allow greater predictability in pricing by entering into fixed price, or to-be-fixed price, purchase commitments for a portion of our produce and dairy requirements, we cannot assure you that these activities will be successful or that they will not result in our paying substantially more for our produce supply than would have been required absent such activities. Declines in sales may also adversely affect our business to the extent we have long-term purchase commitments in excess of our needs.

We are dependent upon a limited number of distributors for a significant amount of our food distribution for our Stores.

For Company Stores, we maintain food distribution contracts primarily with two regional distributors, Systems Services of America (“SSA”) and Gordon Food Services (“GFS”), that also service a majority of our Franchise Stores. SSA distributes to the Western United States, and GFS primarily distributes to the Eastern United States. Although we believe our relationship with these distributors will result in increased operational efficiencies and cost savings, we cannot assure you that we will be successful or that we will not have to pay substantially more for distributor services in the event GFS or SSA has operational problems. Should GFS or SSA have operational problems, our operations and our operating margins could be adversely affected.

We may face difficulties entering into new or modified arrangements with existing or new suppliers or new service providers.

If we expand our operations into new geographic areas through new Company Stores, Franchise Stores and/or the JambaGO® platform, or introduce new products with special manufacture, storage or distribution requirements, we may have to seek new suppliers and service providers, or enter into new arrangements with existing ones. We may also encounter difficulties or be unable to negotiate pricing or other terms as favorable as those we currently enjoy, which could harm our business and operating results. For example, the potential growth in smaller format stores may cause the frequency of shipments to increase and the average number of cases per shipment to decrease, thereby increasing the Company’s per case shipment costs.

The Company’s success depends on the value of the Jamba Juice brands.

The Jamba Juice® brand practice is to inspire and simplify healthy living. We believe we must preserve and grow the value of the Jamba Juice brands in order to be successful in building our business, and particularly in building a consumer products growth platform under the Jamba brands. Brand value is based in part on consumer perceptions, and the Jamba Juice brand has been highly rated in several recent brand studies. We intend to reinforce and extend these perceptions for the Jamba brands to help support our licensing efforts. Our brand building initiatives involve increasing our product offerings, opening new Franchise Stores, expanding the JambaGO® and Jamba Smoothie Station™ platforms and entering into licensing arrangements to increase awareness of our brands and create and maintain brand loyalty. Our franchisees and licensees are often authorized to use our logos and provide branded beverages, food and other products directly to customers. We provide training and support to, and monitor the operations of, these business partners, but the product quality and service they deliver may be diminished by any number of factors beyond our control, including financial pressures. We believe customers expect the same quality of products and service from our franchisees and licensees as they do from us. Any shortcoming of one of our business partners, particularly an issue affecting the quality of the service experience or the safety of beverages or food, may be attributed by customers to us, thus damaging our reputation and brand value and potentially affecting our results of operations. If our brand building initiatives are unsuccessful, or if business incidents occur that erode consumer perceptions of our brand, then the value of our products may diminish and we may not be able to implement our business strategy.

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

Our intellectual property is material to the conduct of our business. Our ability to implement our business plan successfully depends in part on our ability to build further brand recognition using our trademarks, service marks, trade dress and other proprietary intellectual property, including our name and logos and the unique ambiance of our stores, both domestically and overseas. We have secured the ownership and rights to our marks in the United States and have filed or obtained registrations in select classes including restaurant services in most other significant foreign jurisdictions. We undertake similar efforts to protect our brands in other relevant consumer product categories in relevant jurisdictions. If our efforts to protect our intellectual property are inadequate, or if any third party misappropriates or infringes on our intellectual property, the value of our store brand and our consumer products brands may be harmed, which could have a material adverse effect on our business. While we have not encountered material claims from prior users of intellectual property relating to restaurant services in areas where we operate or intend to conduct material operations in the near future, there can be no assurances that we will not encounter any material claims in the future. If so, this could harm our image, brands or competitive position and cause us to incur significant penalties and costs.

Our business could be adversely affected by increased labor or healthcare costs. Self-insurance plan claims could materially impact our results.

Labor is a primary component in the cost of operating our business. We compete with other employers in our markets for hourly workers and may become subject to higher labor costs as a result of such competition. We devote significant resources to recruiting and training our team members. A considerable number of the team members employed by us are paid at rates related to the federal minimum wage. In 2009, the federal minimum wage increased to $7.25 per hour. Additionally, many of our Company Store team members work in stores located in states where the minimum wage is greater than the federal minimum wage and receive compensation equal to the state’s minimum wage. The current California minimum wage is $9.00 per hour, and it will increase to $10.00 per hour effective January 1, 2016.

Moreover, municipalities may set minimum wages above the applicable state standards, such as in San Francisco, which raised the minimum wage to $11.05 per hour as of January 1, 2015. Any further increases in the federal minimum wage or the enactment of additional state or local minimum wage increases where our employees may be located will increase our labor costs. Competition for employees in various markets could also result in higher required wage rates. Furthermore, the Company is self-insured for employee healthcare and dental benefits. The Company pays a substantial part of the healthcare benefits for team members at the general manager level and above and for those working at the Company’s corporate office. The Company has a retrospective policy for its Worker’s Compensation risks. Liabilities associated with the risks that the Company retains are estimated in part, by considering historical claims experience, reserves and other actuarial assumptions. The estimated accruals for these liabilities are based on statistical analyses of historical industry data as well as the Company’s actual historical trends. If actual claims experience differs from the Company’s assumptions, historical trends, and estimates, changes in the Company’s insurance reserves could materially impact our results of operations.

The Patient Protection and Affordable Care Act enacted in 2010, as well as other healthcare reform legislation being considered by Congress and state legislatures may have a material adverse impact on our business. We are currently evaluating the future impact of the Patient Protection and Affordable Care Act on our business. Due to provisions requiring phasing-in over time, changes to our healthcare costs structure could have a significant, negative impact on our future business.

We are reliant on our outsourcing partner to provide effective administrative functions.

During the latter part of 2014, we engaged a third party service provider to provide outsourced accounting, IT, human resources, and contract management services. This allowed us to achieve efficiencies and cost savings, in part, through a reduction in our workforce. If our outsourcing partner fails to perform at a sufficient level to ensure our efficient operation, we may not have the resources to timely and efficiently take over those functions, and our financial performance might be adversely impacted as a result.

We are subject to all of the risks associated with leasing space subject to long-term non-cancelable leases.

We, and our franchisees, compete in the market for real estate and our, or their, inability to secure appropriate real estate or lease terms could impact our respective abilities to grow. Our leases generally have initial terms of between five and 15 years, and generally can be extended only in five-year increments if at all. We generally cannot cancel these leases. If an existing or new store is not profitable, and we decide to close it, as we have done in the past and may do in the future, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Additionally, because we sublease the premises of Company Stores sold to franchisees in our refranchising program, we are still legally liable to the landlords under the prime leases, and we will need to assume obligations under the prime lease should a franchisee default on its sublease obligations. Current locations of our stores and franchised locations may become unattractive as demographic patterns change. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could require us to close stores in desirable locations.

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

Our financial performance is highly dependent on stores located in California. Stores located in California comprise over 87% of Company Stores and generate a significant portion of our Company Store revenue. These stores also comprise over 26% of our total global system stores. In recent years, California and other states have experienced significant negative economic impact due to the distressed economic climate. If geographic regions in which we have a high concentration of stores experience significant economic pressures, our sales and operating results could be negatively impacted. In addition, state and local laws, government regulations, weather conditions and natural disasters affecting California and other regions where we have a high concentration of stores may have a material impact upon our operating results.

We may not realize the anticipated benefits of any acquisitions, joint ventures or strategic investments.

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

We, and our franchisees, are subject to various federal, state and local regulations. Each of our stores is subject to state and local licensing and regulation by health, sanitation, food and workplace safety and other agencies. We, and our franchisees, may experience material difficulties or failures in obtaining the necessary licenses or approvals for new stores, which could delay planned store openings. In addition, stringent and varied requirements of local regulators with respect to zoning, land use and environmental factors could delay or prevent development of new stores in particular locations.

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

Our business operations require us to process and/or maintain certain personal, business and financial information about customers, vendors and employees. The use of such information by us is regulated by federal, state and foreign laws, as well as certain third party agreements. If our security and information systems are compromised or if our employees or franchisees fail to comply with the applicable laws and regulations, and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation and result in litigation and settlement costs, damage awards, or penalties and fines. As privacy and information security law and regulations change, we may incur additional costs to ensure that we remain in compliance.

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

Our current growth strategy is to transition to an asset-light business model, including selling Company Stores, and increasing the number of franchise locations as a percentage of all stores in the Jamba System. By emphasizing Franchise Store development, we receive an increasingly significant amount of our revenues in the form of royalties from our franchisees. Accordingly, the success of our business is increasingly dependent upon the operational and financial success of our franchisees. This strategy is subject to risks and uncertainties. While our franchise agreements set forth certain operational standards and guidelines, we have limited control over how our franchisees’ businesses are run, and any significant inability of our franchisees to operate successfully could adversely affect our operating results through decreased royalty payments. We may not be able to identify franchisee candidates with appropriate experience and financial resources or to negotiate mutually acceptable agreements with those that do. Our franchisee candidates may not have access to the financial or management resources that they need to open or continue operating the stores contemplated by their franchise agreements with us. In addition, franchisees may not be able to find suitable sites on which to develop new stores or negotiate acceptable lease terms for the sites, obtain the necessary permits and government approvals or meet construction schedules. If our franchisees incur too much debt or if economic or sales trends deteriorate such that they are unable to repay existing debt, it could result in financial distress or even possible insolvency or bankruptcy. Some of our franchisees experienced financial pressures during fiscal 2014. If a significant number of our franchisees become financially distressed, this could harm our operating results through reduced or delayed royalty payments or increased rent obligations for leased properties on which we are contingently liable.

Our refranchising initiative involves risks that could adversely affect our business and financial results.

In November 2014, as part of our transition to an asset-light business model, we announced a refranchising initiative that includes the sale of up to 114 Company Stores in the California market. We anticipate completing the sales of these stores during 2015. There are a number of risks associated with this initiative, including the difficulty in predicting the ultimate costs, and sales price, associated with the sale of these Company Stores, including employee termination costs, the timing of payments received, the results of negotiations with landlords, the impact of the sale of Company Stores on ongoing operations, any tax impact from the sale of Company Sores, and the future impact to our financial results. If we are unable to manage these risks effectively, our business and financial results could be adversely affected.

Expansion into new geographic markets may present increased risks.

Franchise growth is planned in new geographic areas in the United States and select international markets for fiscal 2015. Our future results, and the results of new Franchise Stores, depend on various factors, including successful selection and expansion into these new geographic markets and market acceptance of the Jamba Juice experience. Those markets may have different competitive conditions, consumer tastes and discretionary spending patterns as compared to existing markets. As a result, those new stores may be less successful than stores in our existing markets. Consumers in a new market may not be familiar with the Jamba Juice brand, and we may need to build brand awareness in that market through greater investments in advertising and promotional activity than we originally planned. Franchisees may find it more difficult in new markets to hire, motivate and keep qualified employees who can project our vision, passion and culture. Stores opened in new markets may also have lower average store revenue than stores opened in existing markets, and may have higher construction, occupancy or operating costs than stores in existing markets. Furthermore, we may have difficulty in finding reliable suppliers or distributors or ones that can provide us, either initially or over time, with adequate supplies of ingredients meeting our quality standards. Revenue at stores opened in new markets may take longer to increase and reach expected revenue levels, and may never do so, thereby affecting our overall royalty income. As with the experience of other retail food concepts that have tried to expand nationally and internationally, we may find that the Jamba Juice concept has limited appeal to customers in new markets or we may experience a decline in the popularity of the Jamba Juice experience. Newly opened stores may not succeed, future markets and stores may not be successful and, even if we are successful, our average store revenue, and the royalty income generated therefrom, may not increase and may even decline.

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

While we have franchise agreements in place with our franchisees that provide certain operational requirements, we do not exercise control over the day-to-day operations of our Franchise Stores. Any operational or developmental shortcomings of our Franchise Stores, including their failure to comply with applicable laws, are likely to be attributed to our system-wide operations in the eyes of consumers and could adversely affect our reputation and have a direct negative impact on the royalty revenue we receive from those and other stores.

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

Our customers occasionally file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to our stores, or that we have problems with food quality or operations. We are also subject to a variety of other claims arising in the ordinary course of our business, including false advertising claims, personal injury claims, contract claims and claims alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, and we could become subject to class action or other lawsuits related to these or different matters in the future. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage, or for which we are not covered by insurance, could materially and adversely affect our financial condition or results of operations. Any adverse publicity resulting from these allegations may also materially and adversely affect our reputation or prospects, which in turn, could adversely affect our results.

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

We are also impacted by trends in litigation, including class-action allegations brought under various consumer protection laws, securities and derivative lawsuits claiming violations of state and federal securities law, and employee lawsuits, including wage and hour claims.  We may also be impacted by litigation involving our relationship with franchisees and the legal distinction between our franchisees and us for employee claims based on, among other things, wage and hour violations, discrimination, harassment, or wrongful termination, as these types of claims are increasingly asserted against franchisors on a co-employer theory by employees of franchisees.

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

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes: (i) maintaining reasonably detailed records that accurately and fairly reflect our transactions; and (ii) providing reasonable assurance that we (a) record transactions as necessary to prepare the financial statements, (b) make receipts and expenditures in accordance with management authorizations, and (c) would timely prevent or detect any unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. A significant financial reporting failure could cause an immediate loss of investor confidence in us and a sharp decline in the market price of our common stock. As disclosed in Item 9A, management identified a material weakness in our internal control over financial reporting related to identifying and accounting for non-standard transactions.

Our anti-takeover provisions may delay or prevent a change of control of us, which may adversely affect the price of our common stock.

Certain provisions in our corporate documents and Delaware law may delay or prevent a change of control of us, which could adversely affect the price of our common stock. For example, the Company’s amended and restated certificate of incorporation and bylaws include anti-takeover provisions such as:

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

The Company, including our franchisees, currently operates all of its stores under leases and typically signs five to 15 year leases. The Company does not intend to purchase real estate for any of its sites in the future. The Company believes that the size and flexibility of its format provide it with a competitive advantage in securing sites. At December 30, 2014, the Company served its customers primarily through a combination of Company Stores, Franchise Stores and International Stores in 34 different States, the District of Columbia, South Korea, Canada, the Philippines, Mexico and the Middle East.

	Store Count as of December 30, 2014
	Company Stores	Franchise & International Stores	Total
United States
Arizona	—	33	33
California	230	174	404
Colorado	—	27	27
Connecticut	—	3	3
Delaware	—	1	1
District of Columbia	—	2	2
Florida	—	23	23
Georgia	—	2	2
Hawaii	—	34	34
Idaho	—	9	9
Illinois	21	7	28
Indiana	1	2	3
Kansas	—	2	2
Louisiana	—	5	5
Maryland	—	4	4
Massachusetts	—	2	2
Michigan	—	2	2
Minnesota	—	7	7
Missouri	—	8	8
Montana	—	1	1
North Carolina	—	5	5
New Jersey	1	8	9
Nevada	—	16	16
New York	10	14	24
Ohio	—	5	5
Oklahoma	—	8	8
Oregon	—	24	24
Pennsylvania	—	5	5
Tennessee	—	3	3
Texas	—	39	39
Utah	—	23	23
Virginia	—	5	5
Washington	—	35	35
Wisconsin	—	4	4
Wyoming	—	1	1
Total in United States	263	543	806
International
South Korea	—	28	28
Philippines	—	16	16
Canada	—	15	15
Mexico	—	2	2
Middle East	—	1	1
Total International	—	62	62
Grand Total	263	605	868

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

The closing price per share of Jamba, Inc. common stock as reported on the NASDAQ Global Market on March 20, 2015, was $15.01.

The following table sets forth, for the fiscal quarter indicated, the quarterly high and low closing sales prices of our shares of common stock as reported on the NASDAQ Global Market, as applicable, for each quarter during the last two fiscal years.

	Common Stock
	High	Low
2013 First Quarter	15.00	11.75
2013 Second Quarter	17.43	12.80
2013 Third Quarter	16.38	12.70
2013 Fourth Quarter	13.70	10.66
2014 First Quarter	13.10	11.58
2014 Second Quarter	12.30	9.95
2014 Third Quarter	14.84	11.34
2014 Fourth Quarter	14.63	12.07

We have not historically paid any cash dividends on our common stock and do not currently have plans to pay any cash dividends.

As of March 20, 2015, there were 100 holders of record of our common stock.

On October 29, 2014, the Board of Directors authorized the repurchase of up to $25 million of shares of common stock (the "2014 Stock Repurchase Program") over an 18 month period. During the fourth quarter the Company repurchased in the open market 910,813 shares under this program at an aggregate cost of $12.0 million. Shares purchased under the 2014 Stock Repurchase Program are considered treasury stock until retired. The following table presents information related to repurchases of shares of the Company's common stock during the fourth quarter of 2014.

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount Yet to be Purchased Under 2014 Stock Purchase Plan(1)

October 29, 2014 –November 25, 2014	401,526	$12.66	401,526	$19,915,000
November 26, 2014 – December 30, 2014	509,287	$13.56	509,287	$13,009,000

Total	910,813	$13.17	910,813

(1) The amounts exclude commission costs.

Performance Graph

The following graph compares our cumulative total stockholder return since December 29, 2009 with the cumulative total return of (i) the NASDAQ Composite Index, (ii) the Russell 2000 Index and (iii) Russell MicroCap Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 29, 2009. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

The table below summarizes the Company’s recent financial information. The historical information was derived from the consolidated financial statements of Jamba, Inc. and subsidiary for the fiscal years ended December 30, 2014, December 31, 2013, January 1, 2013, January 3, 2012 and December 28, 2010. The data set forth below should be read in conjunction with the consolidated financial statements and notes thereto in Item 8 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

(In thousands, except share data and per share amounts)
Statements of Operations Data

	Fiscal Year Ended December 30, 2014(2)	Fiscal Year Ended December 31, 2013(2)	Fiscal Year Ended January 1, 2013(2)	Fiscal Year Ended January 3, 2012(1)(2)	Fiscal Year Ended December 28, 2010(2)
Revenue:
Company stores	$198,737	$212,887	$215,125	$214,837	$254,491
Franchise and other revenue	19,311	16,362	13,664	11,597	8,162
Total revenue	218,048	229,249	228,789	226,434	262,653
Costs and operating expenses (income):
Cost of sales	52,236	52,211	50,215	49,503	61,307
Labor	61,749	62,015	63,086	67,868	85,189
Occupancy	27,630	29,350	29,473	31,092	38,561
Store operating	33,089	34,802	33,524	32,847	38,358
Depreciation and amortization	10,084	10,974	11,062	12,463	14,610
General and administrative	37,278	37,771	40,771	37,798	37,262
Other operating, net	(718)	(242)	45	3,187	3,389
Total costs and operating expenses	221,348	226,881	228,176	234,758	278,676
(Loss) income from operations	(3,300)	2,368	613	(8,324)	(16,023)
Other (expense) income:

Interest income	74	9	61	159	73
Interest expense	(195)	(242)	(217)	(473)	(547)
Total other expense	(121)	(233)	(156)	(314)	(474)
(Loss) Income before income taxes	(3,421)	2,135	457	(8,638)	(16,497)
Income tax (expense) benefit	(168)	(55)	(155)	340	(159)
Net (loss) income	(3,589)	2,080	302	(8,298)	(16,656)
Preferred stock dividends and deemed dividends	—	(588)	(2,181)	(2,331)	(4,077)
Less: Net income attributable to noncontrolling interest	43	—	—	—	—
Net (loss) income (attributable) available to stockholders	$(3,632)	$1,492	$(1,879)	$(10,629)	$(20,733)
Weighted-average shares used in the computation of (loss) earnings per share:
Basic	17,197,904	16,793,235	14,139,888	13,262,131	11,742,299
Diluted	17,197,904	17,222,030	14,139,888	13,262,131	11,742,299
(Loss) earnings per share:
Basic	$(0.21)	$0.09	$(0.13)	$(0.80)	$(1.77)
Diluted	$(0.21)	$0.09	$(0.13)	$(0.80)	$(1.77)

(1)	Fiscal year ended January 3, 2012 contains the results of operations for 53 weeks.
(2)	Share and per share data have been adjusted for all periods presented to reflect a five-for-one reverse stock split effective May 31, 2013.

Selected Balance Sheet Data (at period end)

	December 30, 2014	December 31, 2013	January 1, 2013	January 3, 2012	December 28, 2010
Cash and cash equivalents	$17,750	$32,386	$31,486	$19,607	$29,024
Total assets	92,489	97,916	93,613	88,293	100,054
Total liabilities	75,744	71,074	72,101	68,109	72,112
Series B redeemable preferred stock	—	—	7,916	17,880	20,554
Total stockholders’ equity	16,745	26,842	13,596	2,304	7,388
Total liabilities and stockholders’ equity	92,489	97,916	93,613	88,293	100,054

KEY FINANCIAL METRICS

Management reviews and discusses its operations based on both financial and non-financial metrics. Among the key financial metrics upon which management focuses, is reviewing its performance based on the Company’s consolidated GAAP results, including Company Store comparable sales.

Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least one full fiscal year.

The following table sets forth operating data that do not otherwise appear in our consolidated financial statements as of and for the fiscal years ended December 30, 2014 and December 31, 2013:

	Fiscal Year Ended
	December 30, 2014	December 31, 2013
Percentage change in Company Store comparable sales(1)	2.8%	0.5%
Total Company Stores	263	268
Total Franchise Stores – Domestic	543	535
Total International Stores	62	48
Total Stores	868	851

(1)	Percentage change in Company Store comparable sales compares the sales of Company Stores during the full fiscal year ended to the sales from the same Company Stores for the equivalent period in the prior year. A Company Store is included in this calculation after its first full fiscal year of operations. Sales from Franchise and International Stores are excluded in the Company Store comparable sales.

The following table sets forth certain data relating to Company Stores, Franchise Stores and International Stores for the periods indicated:

	Fiscal year ended
	December 30, 2014	December 31, 2013	January 1, 2013
Company Stores:
Beginning of year	268	301	307
Company Stores opened	—	2	1
Company Stores acquired from franchisees	26	—	—
Company Stores closed	(13)	(4)	(6)
Company Stores sold to franchisees	(18)	(31)	(1)
Total Company Stores	263	268	301

	Fiscal year ended
	December 30, 2014	December 31, 2013	January 1, 2013
Franchise Stores – Domestic:
Beginning of year	535	473	443
Franchise Stores opened	43	52	39
Franchise Stores purchased by Company	(26)	—	—
Franchise Stores closed	(27)	(21)	(10)
Franchise Stores purchased from Company	18	31	1
Total Franchise Stores – Domestic	543	535	473

	Fiscal year ended
	December 30, 2014	December 31, 2013	January 1, 2013
International Stores:
Beginning of year	48	35	19
International Stores opened	24	15	19
International Stores closed	(10)	(2)	(3)
Total International Stores	62	48	35

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

JAMBA, INC. OVERVIEW

Jamba, Inc. through its wholly-owned subsidiary, Jamba Juice Company, is a healthy, active lifestyle brand with a robust global business driven by a portfolio of franchised and company-owned Jamba Juice® stores and licensed JambaGO® and Jamba Smoothie Station™ formats. The Jamba® brand includes innovative product platforms and both licensed and company driven consumer packaged goods. We are a leading restaurant retailer of “better-for-you” specialty food and beverage offerings which include great tasting, whole fruit smoothies, fresh squeezed juices and juice blends, Energy Bowls™, hot teas, and a variety of food items including, hot oatmeal, breakfast wraps, sandwiches, Artisan Flatbreads™ , baked goods, and snacks. Jamba Juice Company continues to expand the Jamba brand by direct selling of consumer packaged goods (“CPG”) products, and by licensing its trademarks for CPG products sold through retail channels such as grocery stores, warehouse clubs, and convenience stores.

Jamba, Inc. was incorporated in January 2005, and went public through an initial public offering later that year. In November 2006, the Company completed its acquisition of Jamba Juice Company, which first began operations in 1990. As of December 30, 2014, there were 868 Jamba Juice stores globally, consisting of 263 Company-owned and operated stores (Company Stores), 543 franchise-operated stores (Franchise Stores) in the United States, and 62 franchise-operated stores at international locations (International Stores).

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

Fiscal Period	Period Covered	Weeks
Fiscal Year 2014	January 1, 2014 to December 30, 2014	52
Fiscal Year 2013	January 2, 2013 to December 31, 2013	52
Fiscal Year 2012	January 4, 2012 to January 1, 2013	52

EXECUTIVE OVERVIEW

Key Overall Strategies

Our BLEND Plan, launched in 2009, continues to guide the Company’s strategy toward transforming Jamba into a globally recognized healthy, active lifestyle brand. Since the introduction of the BLEND Plan, we have accelerated our growth and profitability by following a disciplined set of strategic priorities. The BLEND Plan guides the Company in building Jamba® into a global lifestyle brand that delivers increased earnings and return to shareholders by offering consumers differentiated products and retail experiences at Jamba Juice® stores, ongoing cost-savings initiatives, and through expansion into broader retail distribution channels.

We continue to focus on increasing brand awareness and building our leadership in the fast-growing and highly competitive juice category through differentiated, on-trend new product introductions, an accelerated juice expansion plan and enhanced marketing and communication activation to support our better-for-you brand positioning and to attract new consumers. Our key product categories will be juices, smoothies and bowls.

We will continue to focus on accelerating our move to an asset-light business model, creating strategic alliances that help reduce operating costs and implementing cost-saving efficiencies. We will also continue to expand our global footprint, drive store-level profitability through four-wall cost optimization plans, and transform our model through an aggressive refranchising plan and franchise recruiting efforts.

Fiscal 2014 Financial Summary

•	Net loss was $(3.6) million compared to $2.1 million net income for the prior year.

•	Company Stores comparable sales increased 2.8% for the year compared to the prior year, reflecting a fourth consecutive fiscal year of comparable store sales growth.

•	System-wide comparable sales increased 2.7% and Franchise Store comparable sales increased 2.7% for the year compared to the prior year. System-wide and Franchise Store comparable store sales are non-GAAP financial measures and represent the change in year-over-year sales for all Company and Franchise Stores (system-wide) and for all Franchise Stores, respectively, opened for at least one full fiscal year.

•	Total revenue for the year decreased 4.9% to $218.0 million from $229.2 million for the prior year, primarily due to the net reduction in the number of Company Stores partially offset by the 2.8% increase in Company Store comparable sales and increased JambaGO® revenues.

•	General and administrative expenses for the year decreased 1.3% to $37.3 million for the year compared to $37.8 million for the prior year.

•	Loss from operations was $(3.3) million and operating margin was (1.7)% for the year.

•	Franchisees opened 67 new Jamba Juice stores globally; which included 11 Smoothie Stations in the United States and 24 new International Stores. At December 30, 2014, there were 868 stores globally; 263 Company Stores, 543 Franchise Stores and 62 International Stores.

•	910,813 shares were repurchased at an average cost of $13.17 under our share repurchase plan.

Fiscal 2014 Business Highlights

Brand activation and leadership

Our consumer messaging for 2014 was centered around the theme “Blend In The Good”, designed to focus consumers on the benefits of the fresh fruits and vegetables that are used to make our smoothies, juices and bowls. This campaign was executed over multiple media sources, including digital, social, public relations, TV, radio and print. We reached millions of Millennials through the power of social media in partnership with DanceOn, the number one ranked YouTube channel, and with Pharrell Williams.

In 2014 we re-launched our corporate social responsibility initiatives under the banner of “Team Up For a Healthy Whirl’d” a platform that encourages consumers, partners, and employees to join us in our efforts to inspire healthy people, products, planet, and community. Through Team Up For a Healthy Whirl’d we lead sustainability initiatives, programs to inspire healthier employees, and a number of community engagement activities in the markets we serve.

As we continue to strengthen our brand, we also entered into or expanded programs with strategic partners including with Spendgo, Google, Twitter, SoftCard, Groupon, and others to enhance the customer experience in our stores and in the digital and social media space. Our Jamba Insider Rewards program was introduced in February of 2014 and today we have 2 million loyalty members. Our loyalty members are rewarded with promotional offers such as discounts, free product and advance notice of in-store events. We also continued our long heritage of inspiring and simplifying healthy living in our communities by strongly supporting local and national causes.

Leverage an innovative in-store experience to drive four-wall profitability

As we transition to 2015, we are highly focused on improving 4-wall margins and profitability. Due to the aggressive launch in 2014 of innovative, on-trend products that reaffirmed Jamba’s category leadership in juices and smoothies, we saw increases in labor costs due to a strain on speed-of-service and increases in cost of goods sold, both due to the accelerated rollout of made to order juices and energy bowls. This resulted in 4-wall store profit margin decreases in the third and fourth quarters.

We are confident that we are course-correcting this issue in 2015 by aggressively leveraging an innovative in-store experience through improved speed-of-service, as well as through innovative supply chain, COGS and recipe improvements. These improvements are in pilot in key markets, and we believe they will be operationalized across the system by the end of the second quarter of 2015 and are expected to have a significant positive impact on Company and franchisee 4-wall profitability. As our innovative juice and bowls platforms continue to show strong performance, we believe that with these course-corrections, these product introductions will be key drivers toward the transformation of the brand and continued positive growth.

Expand retail footprint on a global basis

Our growth initiatives embody the multiple portfolio opportunities we have to expand our world-wide restaurant business, including traditional and non- traditional stores, smaller footprint Smoothie Stations™ and the JambaGO® formats. As of December 30, 2014, there were 868 Jamba Juice® stores globally, represented by 263 Company Stores and 543 Franchise Stores, of which 39 were Smoothie Stations™ in the United States, and 62 International Stores. The system is comprised of approximately 70% Franchise and International Store locations and 30% Company Store locations. As of December 30, 2014, we were approaching 2,000 JambaGO® units in operation nationwide.

During 2014, we announced the launch of a new franchise recruiting campaign focusing on single store development in existing and new domestic markets in order to enhance the implementation of our asset-light model. We are engaged in an aggressive marketing campaign, supported by a rigorous application and selection process. Jamba is leveraging a variety of media, including print and online resources as well as multiple-market road shows to attract potential local franchise owners. We plan to increase the number of new domestic stores by approximately 500 over the next 5 years across all platforms.

During the year, 67 new locations were opened in the United States, of which 11 locations were new Smoothie Stations™. In addition, 24 stores were opened at International locations. All International Stores are operated by master franchise partners. For 2015, expect 80 to 120 new store locations to be opened on a global basis, primarily through franchisees. The actual number of openings may differ from our expectations due to various factors, including franchisee access to capital and economic conditions.

At the end of fiscal 2014, we had international master development agreements with partners in South Korea, the Philippines, Mexico and the countries of the Gulf Cooperation Council (Bahrain, Kuwait, Oman, Qatar, Saudi Arabia, and the United Arab Emirates) (GCC). In addition, on September 30, 2014, we entered into a master franchise development agreement with Quan Hung Gourmet Company (QHG) to develop 35 Jamba Juice® stores in Taiwan over the next ten years. QHG owns and operates a variety of restaurant concepts in Taiwan and China, under their own and leading franchised brands. The first Jamba Juice store in Taiwan is expected to open in Taipei during 2015.

New products - leadership in smoothies, juices and bowls

During fiscal 2014, we launched our made-to-order, fresh fruit and vegetable juice platform to over 500 locations. This platform is primarily comprised of made-to-order juices and smoothies blended with fresh, whole fruits and vegetables like kale, apples, cucumbers, ginger and chia seeds, and made-to-order bowls topped with fresh fruit. We believe that we are in the forefront of the consumer trend towards a healthier beverage option. As a result of accelerated rollout of freshly prepared, made-to-order juice to over 500 locations during 2014, we are the leading retailer in this space. In addition, during the third quarter we launched our new line of ready-to-drink, cold-pressed juices to over 300 locations in California. In early 2015, we launched cold-pressed juice in New York City and plan to continue to expand distribution into many additional markets across the Jamba System throughout the year. These juices are made from wholesome fruits and vegetables and are available exclusively at Jamba Juice® Stores in 12 oz. bottles for easy, on-the-go convenience and multiple-unit purchases to support routine consumption at home or the office. Our cold-pressed juices undergo high pressure processing (HPP) to extend their shelf life while protecting the nutrients and flavor of the fresh ingredients. We also developed a three-day juicing routine that combines our healthy foods and cold-pressed juices to help consumers to integrate our ready-to-drink juices into their diets.

We also introduced a new line of made-to-order bowls in stores nationwide during late fiscal 2014. Jamba Energy Bowls, served in convenient, portable servings, are a nutritious blend of real, whole fruit and soymilk or fresh Greek yogurt, topped with an assortment of dry toppings and fresh fruits. Jamba Energy Bowls are a convenient way to get fruit, antioxidants like Vitamin C, and protein and will satisfy consumers that are looking for a meal replacement that is consumed with a spoon.

Drive the asset-light business model to enhance shareholder value

We are committed to moving aggressively to an asset-light business model that will focus on becoming a greater than 80% franchise system by the end of fiscal year 2015. In furtherance of this commitment, during fiscal 2014, we announced a plan to refranchise of up to 114 locations based in California and expect that these transactions will be consummated by the middle of fiscal 2015. To further accelerate our move towards an asset-light business model and to enhance shareholder value, we undertook several key initiatives in 2014 to streamline and reduce our General and Administrative costs, including outsourcing a number of administrative functions to Capgemini, a globally-recognized consulting, technology and outsourcing agency, allowing us to reduce the number of headcount in these administrative areas and to reduce other related expense categories. As a result of the actions we took in fiscal 2014, our expectation for fiscal 2015 is to incur general and administrative costs of $30 million. We look to continue to seek to find ways to further reduce costs as our Company Store base shrinks due to our refranchising initiative.

Our relationship with Capgemini is also intended to provide us with the tools and capabilities required to support our growth plans by enabling rapid execution of our strategic priorities supported by world-class infrastructure, processes and systems. Specific administrative tasks, including software application maintenance and development as well as finance and accounting support currently being handled internally will be transitioned to Capgemini. We are on schedule to complete this transition, utilizing Capgemini’s Global Enterprise Model methodology for business process transformation, by the end of the second quarter of fiscal 2015.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles (GAAP) requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements and related notes. Since future events and their impact cannot be determined with certainty, actual results may differ from our estimates. Such differences may be material to the consolidated financial statements.

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

Intangible Asset Impairment

Goodwill

We evaluate goodwill for impairment on an annual basis during our fourth fiscal quarter, or more frequently if circumstances, such as material deterioration in performance, indicate carrying values may exceed their fair values. In September 2011, the FASB issued new guidance allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. If impairment is deemed more likely than not, management would perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. First, the reporting unit’s estimated fair value is compared to its carrying value, including goodwill. If we determine that the estimated fair value of the reporting unit is less than its carrying value, we move to the second step to determine the implied fair value of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its fair value, an impairment loss is recognized. When reviewing goodwill for impairment, we assess whether goodwill should be allocated to operating levels lower than our single operating segment for which discrete financial information is available and reviewed for decision-making purposes. These lower levels are referred to as reporting units. Currently, our one operating segment was determined to be one reporting unit. Considerable judgment is applied in determining the assumptions used in the qualitative evaluation and in computing fair value. Changes in the assumptions could result in an adjustment to our results of operations.

Other Intangible Assets with Indefinite Lives

We evaluate intangible assets not subject to amortization (primarily trademarks) for impairment on an annual basis during the fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We qualitatively assess the impairment for other intangible assets not subject to amortization to determine whether it is more likely than not that the fair value of intangible assets are less than their carrying amount. For other intangible assets not subject to amortization not assessed qualitatively, a quantitative approach is utilized. We compare the carrying value of the applicable asset to its fair value, which we estimate using a discounted cash flow analysis or by comparison with the market values of similar assets. If the carrying amount of the asset exceeds its estimated fair value, we determine the impairment loss, if any, as the excess of the carrying value of the intangible asset over its fair value. Changes in the assumptions for the discounted cash flow analysis could result in an adjustment to our results of operations.

Other Intangible Assets with Finite Lives

Intangible assets subject to amortization (primarily franchise agreements, reacquired franchise rights, favorable lease intangible assets and acquired customer relationships) are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Intangible assets are amortized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. Estimated useful lives for the franchise agreements are approximately 13.4 years. Actual results may differ from our estimates and could cause an adjustment to results of operations. The useful life of reacquired franchise rights is the remaining term of the respective franchise agreement. The useful life of the favorable lease intangibles is based on the related lease term.

Jambacard® Revenue Recognition

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

We have sold jambacards since November of 2002. The jambacard works as a reloadable gift or debit card. At the time of the initial load, in an amount between $5 and $500, we record an obligation that is reflected as jambacard liability on the consolidated balance sheets. We relieve the liability and record the related revenue at the time a customer redeems any part of the amount on the card. The card does not have any expiration provisions and is not refundable, except as otherwise required by law. Significant changes to the redemption patterns of cardholders or in state laws could result in an adjustment to our results of operations.

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

A valuation allowance is provided for deferred tax assets when it is “more likely than not” that some portion of the deferred tax asset will not be realized. Because of our recent history of operating losses, we believe the recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, have maintained a full valuation allowance against our deferred tax assets as of December 30, 2014.

The benefits of uncertain tax positions are recognized as the greatest amount more than 50% likely of being sustained upon audit based on the technical merits of the position. On a quarterly basis, we review and update our inventory of tax positions as necessary to add any new uncertain tax positions taken, or to remove previously identified uncertain positions that have been adequately resolved. Additionally, uncertain positions may be re-measured as warranted by changes in facts or law. Accounting for uncertain tax positions requires significant judgments, including estimating the amount, timing and likelihood of ultimate settlement. Although we believe that these estimates are reasonable, actual results could differ from these estimates and could cause an adjustment to our results of operations. We classify estimated interest and penalties related to the underpayment of income taxes as a component of income taxes in the consolidated statements of operations.

Share-based compensation

We account for share-based compensation based on fair value measurement guidance. The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing, or a lattice model, as deemed appropriate. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award.

These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility and the expected life of the award. The risk-free rate of interest is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. Expected dividends are zero based on history of not paying cash dividends on our common stock. Expected volatility is based on a 100% of historic daily stock price observations of our common stock since our inception during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. We make assumptions for the number of awards that will ultimately not vest (“forfeitures”) in determining the share-based compensation expense for these awards. We use historical data to estimate expected employee behaviors related to option forfeitures. We apply the simplified method provided by the SEC Staff Accounting Bulletin No. 110 to determine expected life. Currently, there is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models or assumptions, nor is there a means to compare and adjust the estimates to actual values, except for annual adjustments to reflect actual forfeitures.

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

The fair value of performance stock units (“PSUs”), which are granted to Company Vice Presidents and above, is determined based on the fair value at grant date. We record expenses related to PSUs with criteria based on market performance by recognizing grant date fair value over the vesting period. Compensation expense for PSUs with criteria based on predetermined internal performance targets such as EBITDA and total shareholder returns, is recorded when it is probable that the performance criteria will be met and expensed over the remaining vesting period. Considerable judgment is applied in determining the assumptions for computing the fair value of share-based compensation. Changes in the assumptions could result in an adjustment to our results of operations.

Self-Insurance Reserves

We are self-insured for healthcare benefits. The estimated accruals for these liabilities are based on statistical analyses of historical industry data as well as actual historical trends. For our workers’ compensation benefits, we were self-insured for existing and prior years’ exposures through September 30, 2008. Liabilities associated with the risks that we retain for workers compensation benefits are estimated in part, by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions. Our estimates use this actuarial data in conjunction with known industry trends and Company experience. If actual claims experience differs from our assumptions, historical trends, and estimates, changes in our insurance reserves would impact the expense recorded in our consolidated statements of operations.

RESULTS OF OPERATIONS

The discussion that follows should be read in conjunction with the consolidated financial statements and notes thereto. Our consolidated results of operations for fiscal 2014, 2013 and 2012 are summarized below.

(In thousands, except share data and per share amounts)

	Year ended December 30, 2014	%(1)	Year ended December 31, 2013	%(1)	Year ended January 1, 2013	%(1)
Revenue:
Company Stores	$198,737	91.1%	$212,887	92.9%	$215,125	94.0%
Franchise and other revenue	19,311	8.9%	16,362	7.1%	13,664	6.0%
Total revenue	218,048	100.0%	229,249	100.0%	228,789	100.0%
Costs and operating expenses (income):
Cost of sales	52,236	26.3%	52,211	24.5%	50,215	23.3%
Labor	61,749	31.1%	62,015	29.1%	63,086	29.3%
Occupancy	27,630	13.9%	29,350	13.8%	29,473	13.7%
Store operating	33,089	16.6%	34,802	16.3%	33,524	15.6%
Depreciation and amortization	10,084	4.6%	10,974	4.8%	11,062	4.8%
General and administrative	37,278	17.1%	37,771	16.5%	40,771	17.8%
Other operating, net	(718)	(0.3)%	(242)	(0.1)%	45	(0.0)%
Total costs and operating expenses	221,348	101.5%	226,881	99.0%	228,176	99.7%
(Loss) income from operations	(3,300)	(1.5)%	2,368	1.0%	613	0.3%
Other income (expense):
Interest income	74	0.1%	9	0.0%	61	0.0%
Interest expense	(195)	(0.1)%	(242)	(0.1)%	(217)	(0.1)%
Total other expense, net	(121)	(0.0)%	(233)	(0.1)%	(156)	(0.1)%
(Loss) income before income taxes	(3,421)	(1.5)%	2,135	0.9%	457	0.2%
Income tax (expense) benefit	(168)	(0.1)%	(55)	(0.0)%	(155)	(0.0)%
Net (Loss) income	$(3,589)	(1.6)%	$2,080	0.9%	$302	0.2%
Preferred stock dividends and deemed dividends	—	—%	(588)	(0.3)%	(2,181)	(1.0)%
Less: Net income attributable to noncontrolling interest	43	0.0%	—	—	—	—
Net (Loss) income attributable to common stockholders	$(3,632)	(1.6)%	$1,492	0.6%	$(1,879)	(0.8)%
Weighted-average shares used in the computation of (loss) earnings per share:
Basic	17,197,904		16,793,235		14,139,888
Diluted	17,197,904		17,222,030		14,139,888
(Loss) earnings per share:
Basic	$(0.21)		$0.09		$(0.13)
Diluted	$(0.21)		$0.09		$(0.13)

(1)	Cost of sales, labor, occupancy and store operating expense percentages are calculated using Company Stores revenue. All other line items are calculated using Total revenue. Certain percentage amounts do not sum to total due to rounding.

Revenue (in 000s)

	Year Ended December 30, 2014	% of Total Revenue	Year Ended December 31, 2013	% of Total Revenue	Year Ended January 1, 2013	% of Total Revenue
Revenue:
Company Stores	$198,737	91.1%	$212,887	92.9%	$215,125	94.0%
Franchise and other revenue	19,311	8.9%	16,362	7.1%	13,664	6.0%
Total revenue	$218,048	100.0%	$229,249	100.0%	$228,789	100.0%

Fiscal Year 2014 to Fiscal Year 2013

Total revenue in fiscal 2014 was $218.0 million, a decrease of $11.2 million or 4.9%, compared to $229.2 million in fiscal 2013. Total revenue is comprised of revenue from Company Stores, royalties and fees from Franchise Stores in the U.S. and from International Stores, income from JambaGO® locations, license income from sales of Jamba-branded CPG products and direct sales of CPG products.

Company Store revenue

Company Store revenue in fiscal 2014 was $198.7 million, a decrease of $14.2 million or 6.6% compared to $212.9 million in fiscal 2013. The decrease in Company Store revenue is primarily due to the net reduction in Company Stores due to our refranchising strategy, partially offset by the increase in comparable store sales, as illustrated by the following table:

Company Store Decrease in Revenue (in 000’s) 2014 vs. 2013
Company Store comparable sales increase	$5,306
Reduction in Company Store revenue due to decrease in the number of Company Stores, net	(19,456)
Total change in Company Store revenue	$(14,150)

Company Store comparable sales increased $5.3 million in fiscal 2014, or 2.8%, primarily attributable to an increase of 4.7% in average check offset by a decrease of 1.9% in transaction count. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least one full fiscal year. As of December 30, 2014, 100% of our Company Stores had been open for at least one full fiscal year. The percentage change in Company Store comparable sales compares the sales of Company Stores during the fiscal year to the sales from the same Company Stores for the equivalent prior year period.

Franchise and other revenue

Franchise and other revenue in fiscal 2014 was $19.3 million, an increase of $3.0 million, or 18.0%, compared to franchise and other revenue of $16.4 million in fiscal 2013 primarily due to an increase in JambaGO® income and the net increase in the number of Franchise and International Stores.

The number of Franchise Stores and International Stores grew to 605 as of December 30, 2014 compared to 583 as of December 31, 2013.

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

Company Store revenue

Company Store revenue in fiscal 2013 was $212.9 million, a decrease of $2.2 million or 1.0% compared to $215.1 million in fiscal 2012. The decrease in Company Store revenue was due primarily to a net reduction in Company Stores due to our refranchising strategy, partially offset by an increase in Company Store comparable sales, as illustrated by the following table:

Company Store Decrease in Revenue (in 000’s) 2013 vs. 2012
Reduction in Company Store revenue due to decrease in number of Company Stores, net	$(5,090)
Company Store comparable sales increase	1,044
Impact of accounting adjustment for fiscal 2013	1,808
Total change in Company Store revenue	$(2,238)

Company Store comparable sales increased $1.0 million for fiscal 2013, or 0.5%, driven by an increase of 2.4% in average check, partially offset by a decrease of 1.9% in transaction count. Company Store comparable sales represent the change in year-over-year sales for all Company Stores opened for at least one full fiscal year. As of December 31, 2013 approximately 99% of our Company Stores had been open for at least one full fiscal year. The percentage change in Company Store comparable sales compares the sales of Company Stores during fiscal 2013 to the sales from the same Company Stores for the equivalent prior year.

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

Franchise and other revenue

Franchise and other revenue for fiscal 2013 was $16.4 million, an increase of $2.7 million, or 19.7% compared to franchise and other revenue of $13.7 million in fiscal 2012 primarily due to the net increase in the number of Franchise and International Stores (approximately $1.0 million) and revenue generated by JambaGO® and CPG (approximately $1.6 million).

The number of Franchise Stores and International Stores grew to 583 as of December 31, 2013 compared to 508 as of January 1, 2013.

Cost of sales

Cost of sales is primarily comprised of produce, dairy, and other products used to make smoothies and juices, paper products, costs related to managing our system-wide procurement program and vendor rebates.

Fiscal Year 2014 to Fiscal Year 2013

As a percentage of Company Store revenue, cost of sales increased to 26.3% in fiscal 2014, compared to 24.5% in fiscal 2013. The increase of cost of sales as a percentage of Company Store revenue was primarily due to product mix shift (approximately 1.4%) due to the introduction of our freshly squeezed juices and bowl offerings and increases in commodity costs (approximately 0.6%). Cost of sales for fiscal 2014 was $52.2 million, flat compared to $52.2 million for fiscal 2013.

Fiscal Year 2013 to Fiscal Year 2012

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

Fiscal Year 2014 to Fiscal Year 2013

As a percentage of Company Store revenue, labor costs increased to 31.1% in fiscal 2014, compared to 29.1% in fiscal 2013. The increase was primarily attributable to increases in payroll expenses, related to the California minimum wage rate increase to $9.00/hour effective July 1, 2014 (approximately 0.9%) and an increase related to additional staffing needs required to maintain speed of service while supporting the expanded fresh juice and bowls programs (approximately 0.4%). Additionally, labor increased due to an increase in benefit claims (approximately 0.3%). Labor costs for fiscal 2014 were $61.7 million, a decrease of $0.3 million compared to $62.0 million for fiscal 2013, primarily due to a decrease in the number of Company Stores and a decrease in related labor costs and expenses to operate, manage, and support these locations. The reduction in expense was partially offset by the increased labor costs to support the increased sales at existing Company Stores and increased staffing utilized for the roll-out of the new product platforms.

Fiscal Year 2013 to Fiscal Year 2012

As a percentage of Company Store revenue, labor costs were 29.1% in fiscal 2013 compared to 29.3% for fiscal 2012. Labor costs in fiscal 2013 were $62.0 million a decrease of $1.1 million or 1.7%, compared to $63.1 million in fiscal 2012. The decrease was primarily due to a decrease in the number of Company Stores and the related labor costs and expenses to operate, manage, and support these locations, which was partially offset by the increased labor costs to support increased sales.

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes, licenses and property insurance for all Company Store locations.

Fiscal Year 2014 to Fiscal Year 2013

As a percentage of Company Store revenue, occupancy costs was relatively flat, 13.9% in fiscal 2014, compared to 13.8% in fiscal 2013. Occupancy costs for fiscal 2014 were $27.6 million, a decrease of $1.7 million, or 5.9%, compared to $29.4 million for fiscal 2013. The decrease in the number of Company Stores year over year resulted in a decrease in the related occupancy costs and expenses to operate, manage, and support these locations.

Fiscal Year 2013 to Fiscal Year 2012

As a percentage of Company Store revenue, occupancy costs increased to 13.8% in fiscal 2013, compared to 13.7% in fiscal 2012 primarily due to higher pro-rated tenancy costs in various traditional and mall locations. Occupancy costs in fiscal 2013 were $29.4 million, compared to $29.5 million in fiscal 2012. The decrease in the number of Company Stores year over year resulted in a decrease in the related occupancy costs and expenses to operate, manage, and support locations, which was partially offset by increased occupancy costs to support the increased sales and increased common area maintenance charges.

Store operating expenses

Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses.

Fiscal Year 2014 to Fiscal Year 2013

As a percentage of Company Store revenue, total store operating expenses increased to 16.6% in fiscal 2014, compared to 16.3% in fiscal 2013. The increase in total store operating expenses as a percentage of Company Store revenue was primarily due to increased advertising (approximately 0.1%) and utilities (approximately 0.1%). Total store operating expenses for fiscal 2014 were $33.1 million, a decrease of $1.7 million, or 4.9%, compared to $34.8 million for fiscal 2013, primarily due to the decrease in the number of Company Stores year over year which resulted in a decrease in related costs and expenses for these locations.

Fiscal Year 2013 to Fiscal Year 2012

As a percentage of Company Store revenue, total store operating expenses in fiscal 2013 were 16.3%, compared to 15.6% in fiscal 2012, primarily attributable to the reclassification of marketing discounts to store operating expenses (approximately 0.9%). Total store operating expenses in fiscal 2013 were $34.8 million, an increase of $1.3 million, or 3.8%, compared to $33.5 million in fiscal 2012. The increased store operating costs related to marketing expense (approximately $1.9 million) were primarily attributable to the accounting adjustment to reclassify payments to jambacard resellers, previously recorded as reductions in revenue, and was partially offset by the impact of decrease in the number of Company Stores year over year which resulted in a decrease in related costs and expenses for these locations.

Depreciation and amortization

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets.

Fiscal Year 2014 to Fiscal Year 2013

As a percentage of total revenue, depreciation and amortization decreased to 4.6% in fiscal 2014, compared to 4.8% in fiscal 2013. The decrease in depreciation and amortization as a percentage of total revenue was primarily due to the impact of leverage as a result of the increase in Company Store comparable sales (approximately 0.1%) and certain assets becoming fully depreciated while capital expenditures remained flat. Depreciation and amortization for fiscal 2014 was $10.1 million, a decrease of $0.9 million, or 8.1%, compared to $11.0 million for fiscal 2013. The decrease is primarily due to the decrease in the number of Company Stores year over year which resulted in the reduction in carrying value of Company Store fixed assets, partially offset by the capital expenditures for the expansion of the fresh juice platform

Fiscal Year 2013 to Fiscal Year 2012

As a percentage of total revenue, depreciation and amortization remained relatively flat in fiscal 2013, 4.8%, compared to fiscal 2012. Depreciation and amortization in fiscal 2013 was $11.0 million, a decrease of $0.1 million, or 0.8%, compared to $11.1 million in fiscal 2012. The decrease in the number of Company Stores year over year resulted in a decrease in the related assets, resulting in a reduction in the carrying value of Company Store fixed assets, partially offset by additions resulting from the expansion of our Juice concept.

General and administrative

General and administrative (G&A) expenses include costs associated with our corporate headquarters in Emeryville, CA, field supervision, performance related incentives, outside and contract services, accounting and legal fees, travel and travel-related expenses, share-based compensation and other.

Fiscal Year 2014 to Fiscal Year 2013

As a percentage of total revenue, G&A expenses increased to 17.1% in fiscal 2014, compared to 16.5% in fiscal 2013. Total G&A expenses for fiscal 2014 were $37.3 million, a decrease of $0.5 million, or 1.3%, compared to $37.8 million for fiscal 2013. The increase of total G&A expenses was primarily due to costs associated with actions taken in 2014 to reduce future expenses, including one-time severance costs (approximately $0.3 million) and transition costs related to the outsourcing of accounting, IT, human resources, and contract management services (approximately $1.4 million), partially offset by the decrease in payroll related costs related to reduced general and administrative headcount (approximately $1.1million) and reduced legal, professional and outside services charges ($1.2 million).

Fiscal Year 2013 to Fiscal Year 2012

As a percentage of total revenue, total G&A expenses decreased to 16.5% in fiscal 2013 compared to 17.8% in fiscal 2012. Total G&A expenses in fiscal 2013 were $37.8 million, a decrease of $3.0 million or 7.4%, compared to $40.8 million in fiscal 2012. The decrease of total G&A expenses was primarily due to reduced semi-annual performance related incentives (approximately $2.9 million).

Other operating, net

Other operating, net consists of store pre-opening costs, gain or loss on disposals, income from jambacard breakage, store lease termination, and closure costs, jambacard-related fees, expenses related to our franchise, consumer packaged goods and JambaGO® activities and impairment of long-lived assets.

Fiscal Year 2014 to Fiscal Year 2013

Other operating, net was income of $0.7 million for fiscal 2014, compared to $0.2 million for fiscal 2013. The increase is primarily due to decreased impairment expense of long-lived assets due to fewer underperforming stores (approximately $0.6 million), lower store pre-opening costs (approximately $0.1 million) and an increase in jambacard breakage (approximately $1.0 million), bargain purchase gain on the acquisition of assets from a former franchise partner (approximately $0.5 million) partially offset by reduced gains on disposal of fixed assets on sale of Company Stores (approximately $0.5 million) and an increase in jambacard and franchise-related expense, including marketing (approximately $0.9 million).

Fiscal Year 2013 to Fiscal Year 2012

For fiscal 2013, other operating, net was income of $0.2 million, compared to expense of $0.1 million for fiscal 2012. The increase in income of $0.3 million was primarily due to a net gain on disposal of fixed assets (approximately $3.8 million) mainly from the sale of Company Stores, the gain on our contingent consideration, which is recorded at fair value (approximately $0.7 million) and a decrease in jambacard-related fees (approximately $0.6 million), partially offset by an increase in direct expense related CPG and JambaGO® activities (approximately $2.4 million), a decrease in jambacard breakage income (approximately $1.1 million), a decrease in gain on sale of investment (approximately $0.5 million) and an increase in expenses related to domestic and international franchise activities (approximately $0.5 million).

Interest expense

Fiscal Year 2014 to Fiscal Year 2013

Interest expense in fiscal 2014 and fiscal 2013 was $0.2 million.

Fiscal Year 2013 to Fiscal Year 2012

Interest expense in fiscal 2013 and fiscal 2012 was $0.2 million.

Income tax expense/benefit

Fiscal Year 2014 to Fiscal Year 2013

Income tax expense in fiscal 2014 was $(0.2) million compared to an income tax expense of $(0.1) million for fiscal 2013. The increase in income tax expense was primarily due to an increase in foreign withholding tax and the impact of a non-recurring adjustment in the prior year. The increase in foreign withholding taxes was primarily due to the increase in our franchise and royalty income in the foreign countries in fiscal 2014.

Fiscal Year 2013 to Fiscal Year 2012

Income tax expense in fiscal 2013 was $(0.1) million compared to an income tax expense of $(0.2) million for fiscal 2012. The decrease in income tax expense was primarily due to the foreign withholding taxes and a favorable adjustment of our federal alternative minimum tax liability in fiscal 2013. The increase in foreign withholding taxes was primarily due to the increase in our franchise and royalty income in foreign countries in fiscal 2013.

Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

Management reviews and discusses its operations based on both financial and non-financial metrics. Among the key financial metrics upon which management focuses, is reviewing the performance based on the Company’s consolidated GAAP results, including Company Store comparable sales. Management also uses certain supplemental, non-GAAP financial metrics in evaluating financial results, including Franchise Store comparable sales and system-wide comparable sales.

Company Store comparable sales represent the change in year-over-year sales for all Company Stores opened for at least one full fiscal year.

Franchise Store comparable sales, a non-GAAP financial measure, represents the change in year-over-year sales for all Franchise Stores opened for at least one full fiscal year, as reported by franchisees and excludes International Stores.

System-wide comparable store sales, a non-GAAP financial measure, represents the change in year-over-year sales for all Company and Franchise Stores opened for at least one full fiscal year and are based on sales by both company-owned and domestic franchise-operated stores, as reported by franchisees, which are in the store base. System-wide comparable store sales do not include International Stores and JambaGO® locations.

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

The following table sets forth operating data that do not otherwise appear in our consolidated financial statements as of and for the 52 week period ended December 30, 2014 and the 52 week period ended December 31, 2013:

	52 Week Period Ended	52 Week Period Ended
	December 30, 2014	December 31, 2013
Percentage change in Company Store comparable sales(1)	2.8%	0.5%
Percentage change in Franchise Store comparable sales(2)	2.7%	(0.6)%
Percentage change in system-wide comparable sales(2)	2.7%	(0.1)%
Total Company Stores	263	268
Total Franchise Stores	543	535
Total International Stores	62	48

(1)	Percentage change in Company Store comparable sales compares the sales of Company Stores during fiscal year 2014 to the sales from the same Company Stores for fiscal year 2013. A Company Store is included in this calculation after its first full fiscal year of operations. Sales from Franchise and International Stores are not included in the Company Store comparable sales.

(2)	Percentage change in system-wide comparable sales compares the combined sales of Company and Franchise Stores, excluding Smoothie Stations, during fiscal year 2014 to the combined sales from the same Company and Franchise Stores for the fiscal year 2013. A Company or Franchise Store is included in this calculation after its first full fiscal period of operations. System-wide comparable store sales do not include International Stores, Smoothie Stations and JambaGO® locations.

The following table sets forth certain data relating to Company Stores and Franchise Stores for the periods indicated:

	52 week period ended December 30, 2014		52 week period ended December 31, 2013
	Domestic	International	Domestic	International
Company Stores:
Beginning of period	268	—	301	—
Company Stores opened	—	—	2	—
Company Stores acquired from franchisees	26	—	—	—
Company Stores closed	(13)	—	(4)	—
Company Stores sold to franchisees	(18)	—	(31)	—
Total Company Stores	263	—	268	—

	52 week period ended December 30, 2014		52 week period ended December 31, 2013
	Domestic	International	Domestic	International
Franchise and International Stores:
Beginning of period	535	48	473	35
Stores opened	43	24	52	15
Stores purchased by Company	(26)	—	—	—
Stores closed	(27)	(10)	(21)	(2)
Stores purchased from Company	18	—	31	—
Total Franchise Stores	543	62	535	48

Refranchising Strategy

In November 2014 we announced an accelerated refranchising initiative that includes the sale of up to 114 company stores in the California market as part of our transition to an asset-light business model. Our accelerated refranchising initiative is a key driver to reduce general and administrative costs, accelerate growth, and to achieve certain operational efficiencies. Under our previous refranchising initiative, announced on May 2009, we completed the sale of 174 Company Stores by the close of 2011. During fiscal 2013 and fiscal 2014, we refranchised 31 and 18 stores, respectively. As a part of our accelerated refranchising strategy, we expect to complete the refranchising of the 114 Company Stores by the middle of 2015. At the close of fiscal 2014, we included the net book value of 100 of the 114 stores as assets held for sale on the face of the consolidated balance sheets. Prior year balances were also reclassified to match the current year presentation. These stores met the six criteria to be classified as assets held for sale – see Note 4 to our consolidated financial statements.

In the majority of refranchising transactions, we enter into development agreements committing buyers to build additional Franchise Stores in regions their purchased stores occupy. In addition, as part of these refranchising transactions, buyers of mature Company Stores are obligated to refresh and refurbish these stores.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Summary

The following table summarizes our cash flows for each of the past three full fiscal years (in thousands):

	December 30, 2014	December 31, 2013	January 1, 2013
Net cash provided by operating activities	$3,543	$10,470	$17,568
Net cash used in investing activities	(9,417)	(10,234)	(4,498)
Net cash (used in) provided by financing activities	(8,762)	664	(1,191)
Net (decrease) increase in cash and cash equivalents	$(14,636)	$900	$11,879

Liquidity

As of December 30, 2014, we had cash and cash equivalents of $17.8 million compared to $32.4 million in cash and cash equivalents as of December 31, 2013. As of December 30, 2014 and December 31, 2013, we had no short term or long term debt. Our primary sources of liquidity are cash flows provided by operating activities. In addition, we have a revolving line of credit with Wells Fargo Bank, National Association for $15.0 million, which we may utilize as described below. In the future, we may enter equipment leasing arrangements and incur additional indebtedness as necessary and as permitted under our credit agreement. We cannot assure, however, that such financing will be available on favorable terms or at all.

The $14.6 million decrease in cash and cash equivalents in fiscal 2014 was primarily attributable to capital expenditures and the repurchase of common stock. We expect that our cash on hand and future cash flows provided by operating activities will be sufficient to fund our working capital and general corporate needs and the non-discretionary capital expenditures for the foreseeable future. For fiscal 2015, our primary liquidity and capital requirements are for working capital, repurchase of common stock, general corporate needs and the planned capital expenditures. As previously disclosed, our November 2014 announcement about our accelerated refranchising initiative includes the sale of up to 114 company stores in the California market. We anticipate that the gross proceeds from the refranchising of the 114 Company stores will be in the range of $30- $40 million. The use of cash to fund discretionary capital expenditures will be based on the need to conserve our capital.

On February 14, 2012, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association (the “Lender”), which, as amended on November 1, 2012, July 22, 2013, November 4, 2013 and December 30, 2014 (as amended, the “Credit Agreement”), makes available to the Company a revolving line of credit in the amount of $15.0 million. The outstanding balance under the amended credit facility bears interest at a LIBOR Market Index Rate based upon the rate for one month U.S. dollar deposits, plus 2.50% per annum. Under the terms of the Credit Agreement, the Company is required to either maintain minimum cash and consolidated EBITDA levels or maintain maximum consolidated leverage ratios, minimum levels of tangible net worth and a minimum fixed charge coverage ratio. The Credit Agreement terminates July 22, 2016 or may be terminated earlier by the Company or by the Lender. This credit facility is subject to customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions and dispositions of assets. The credit facility is evidenced by a revolving note made by the Company in favor of the Lender, is guaranteed by the Company and is secured by substantially all of its assets including the assets of its subsidiaries and a pledge of stock of its subsidiaries. In addition, the Credit Agreement replaced restricted cash requirements established in prior periods, as the line of credit also collateralizes the Company’s outstanding letters of credit of $1.7 million as of December 30, 2014.

During fiscal 2014, there were no borrowings under the Credit Agreement. To acquire the credit facility, the Company incurred upfront fees, which are being amortized over the term of the Credit Agreement. As of December 30, 2014 and December 31, 2013, the unamortized commitment fee amount was not material and is recorded in prepaid expenses and other current assets on the consolidated balance sheet. As of December 30, 2014, the Company was in compliance with the financial covenants to the Credit Agreement. The unused borrowing capacity under the agreement on December 30, 2014, was $13.3 million.

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

Operating Activities

Net cash provided by operating activities was $3.5 million in fiscal 2014, compared to $10.5 million in fiscal 2013, reflecting a net decrease in cash flows of $7.0 million. This decrease in cash provided by operating activities was primarily due to a net increase in net loss after adjustments for noncash items (approximately $6.7 million) driven by the net loss of $3.6 million in fiscal 2014, and a net increase of cash used in accounts receivable, accounts payable and other assets and liabilities (approximately $0.3 million). The increase in cash used was affected by the increase in accounts receivable for programs that were new or emerging in 2014, including sales of our ready-to-drink product, JambaGO®, and Groupon programs. Cash received after year end relating to balances due for these programs was approximately $3.4 million.

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

Investing Activities

Net cash used in investing activities was $9.4 million in fiscal 2014, compared to $10.2 million in fiscal 2013. Net cash used in investing activities decreased $0.8 million in fiscal 2014, primarily due to proceeds from the sale of Company Stores new and existing franchise partners (approximately $0.8 million), partially offset by increased expenditures on property and equipment (approximately $0.1 million) for the acquisition of store locations in Chicago and for the refresh and remodel program.

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

In fiscal 2015, we expect capital expenditures to be approximately $8 – $10 million depending on our liquidity needs, including investing in improvements to our technology infrastructure, store refreshes and redesigns as well as maintenance capital. We intend to expand to all Company Stores a significant refresh to provide a contemporary and fresh experience for our customers and that includes the whole food nutrition and premium platform.

Financing Activities

Net cash used in financing activities was $8.8 million in fiscal 2014, compared to net cash provided by financing activities of $0.7 million in fiscal 2013. The $9.5 million increase in net cash used in financing activities was primarily due to the repurchase of the shares of the Company's common stock (approximately $12.0 million) under the stock repurchase plan approved by our Board of Directors in 2014, partially offset by an increase in receipts from our stock issuance plans, including from the exercise of stock options (approximately $0.9 million) and the proceeds from the sale of a noncontrolling interest in a subsidiary (approximately $0.8 million).

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

Contractual Obligations

The following table summarizes contractual obligations and borrowings as of December 30, 2014, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods. We expect to fund these commitments primarily with operating cash flows generated in the normal course of business.

	Payments Due by Period (in $’000s)
	Total	Less Than 1 Year	1 – 2 Years	3 – 4 Years	5 or More Years
Operating lease obligations(1)	$117,400	$29,326	$24,848	$34,448	$28,778
Purchase obligations(2)	26,551	3,270	2,811	5,093	15,377
Total	$143,951	$32,596	$27,659	$39,541	$44,155

(1)	Our wholly owned subsidiary, Jamba Juice Company, is a party to each Company Store lease obligation. The operating lease obligations represent future minimum lease payments under non-cancelable operating leases and lease termination fees as of December 30, 2014. The minimum lease payments do not include common area maintenance (“CAM”) charges, insurance, contingent rent obligations or real estate taxes, which are also required contractual obligations under our operating leases. In the majority of our operating leases, CAM charges are not fixed and can fluctuate from year to year. Total CAM charges, insurance, contingent rent obligations, license, permits and real estate taxes related to Company stores and the corporate support center for our fiscal year ended December 30, 2014 were $6.9 million.

(2)	We negotiate pricing and quality specifications for many of the products used in Company Stores and Franchise Stores. This allows for volume pricing and consistent quality of products that meet our standards. Although we negotiate and contract directly with manufacturers, co-packers or growers for our products, we purchase these products from third-party centralized distributors. These distributors source, warehouse and deliver specified products to both Company Stores and Franchise Stores. The Company has purchase obligations with certain suppliers for certain fruits and dairy for various terms typically ranging from one year to five years. The Company has one contract with a supplier for a 15 year term that ends in 2024.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

New Accounting Standards

See the Recent Accounting Pronouncements section in Note 1 of our Notes to Consolidated Financial Statements for a summary of new accounting standards.

SEASONALITY AND QUARTERLY RESULTS

Our business is subject to day-to-day volatility based on weather and varies by season. A significant portion of our revenue is realized during the second and third quarters of the fiscal year, which include the summer months. The fourth quarter of the fiscal year, which encompasses the winter months and the holiday season, has traditionally been our lowest revenue volume quarter. Although we have expanded the number of stores offering our bowls, hot oatmeal, hot beverages, sandwiches and Artisan Flatbread selections, our business will likely continue to be subject to seasonal patterns for the foreseeable future, given that the largest portion of our sales continues to be from the sale of smoothies during the warmer parts of the year. Because of the seasonality of the business, results for an individual quarter are not necessarily indicative of the results, which may be achieved for the full fiscal year.

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

Commodities Prices

We are exposed to the impact of commodity and utility price fluctuations related to unpredictable factors such as weather and various market conditions over which we do not have control. We purchase significant amounts of produce and dairy products to support the needs of our Company Stores. The price and availability of these commodities directly impacts the results of operations and can be expected to impact the future results of operations.

We purchase fruit based on short-term seasonal pricing agreements. These short-term agreements generally set the price of procured frozen fruit and 100% pure fruit concentrates for less than one year based on estimated annual requirements. We purchase fresh produce based on annual pricing agreements. In order to mitigate the effects of price changes in any one commodity on our cost structure, we contract with multiple suppliers both domestically and internationally. These agreements typically set the price for some or all of our estimated annual fruit and fresh produce requirements, protecting us from short-term volatility. Nevertheless, these agreements typically contain a force majeure clause, which, if utilized (such as hurricanes in 2004 that destroyed the Florida orange crop and more recently with the 2007 freeze that affected California citrus), may subject us to significant price increases.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Jamba, Inc.:

We have audited the accompanying consolidated balance sheets of Jamba, Inc. and subsidiaries (the Company) as of December 30, 2014 and December 31, 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended December 30, 2014, December 31, 2013, and January 1, 2013.  In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jamba, Inc. and subsidiaries as of December 30, 2014 and December 31, 2013, and the results of their operations and their cash flows for the fiscal years ended December 30, 2014, December 31, 2013, and January 1, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Jamba Inc.’s internal control over financial reporting as of December 30, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 27, 2015 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California

March 27, 2015

JAMBA, INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)	December 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$17,750	$32,386
Receivables, net of allowances of $280 and $291	16,977	14,110
Inventories	2,300	2,670
Prepaid and refundable taxes	474	483
Prepaid rent	504	307
Assets held for sale	11,221	9,719
Prepaid expenses and other current assets	8,105	6,727
Total current assets	57,331	66,402
Property, fixtures and equipment, net	29,575	27,961
Goodwill	982	1,038
Trademarks and other intangible assets, net	2,360	1,317
Other long-term assets	2,241	1,198
Total assets	$92,489	$97,916
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,926	$5,086
Accrued compensation and benefits	6,325	5,538
Workers’ compensation and health insurance reserves	1,311	1,046
Accrued jambacard liability	38,184	37,121
Other current liabilities	16,454	13,082
Total current liabilities	66,200	61,873
Deferred rent and other long-term liabilities	9,544	9,201
Total liabilities	75,744	71,074
Commitments and contingencies (Notes 8 and 17)
Stockholders’ equity:
Common stock, $.001 par value, 30,000,000 shares authorized; 16,567,803 and 17,154,655 shares issued, and outstanding, respectively	17	17
Additional paid-in capital	396,629	391,234
Treasury shares, at cost	(11,991)	—
Accumulated deficit	(368,041)	(364,409)
Total equity attributable to Jamba, Inc.	$16,614	$26,842
Noncontrolling interest	131	—
Total stockholders’ equity	16,745	26,842
Total liabilities and stockholders’ equity	$92,489	$97,916

Share and per share data have been adjusted for all periods presented to reflect a five-for-one reverse stock split effective May 31, 2013.
See Notes to Consolidated Financial Statements.

JAMBA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)	Fiscal Year Ended December 30, 2014	Fiscal Year Ended December 31, 2013	Fiscal Year Ended January 1, 2013
Revenue:
Company stores	$198,737	$212,887	$215,125
Franchise and other revenue	19,311	16,362	13,664
Total revenue	218,048	229,249	228,789
Costs and operating expenses (income):
Cost of sales	52,236	52,211	50,215
Labor	61,749	62,015	63,086
Occupancy	27,630	29,350	29,473
Store operating	33,089	34,802	33,524
Depreciation and amortization	10,084	10,974	11,062
General and administrative	37,278	37,771	40,771
Other operating, net	(718)	(242)	45
Total costs and operating expenses	221,348	226,881	228,176
(Loss) income from operations	(3,300)	2,368	613
Other income (expense):
Interest income	74	9	61
Interest expense	(195)	(242)	(217)
Total other expense, net	(121)	(233)	(156)
(Loss) income before income taxes	(3,421)	2,135	457
Income tax expense	(168)	(55)	(155)
Net (loss) income	(3,589)	2,080	302
Redeemable preferred stock dividends and deemed dividends	—	(588)	(2,181)
Less: Net income attributable to noncontrolling interest	43	—	—
Net (loss) income attributable to common stockholders	$(3,632)	$1,492	$(1,879)
Weighted-average shares used in the computation of (loss) earnings per share:
Basic	17,197,904	16,793,235	14,139,888
Diluted	17,197,904	17,222,030	14,139,888
(Loss) earnings per share attributable to Jamba, Inc. common stock stockholders:
Basic	$(0.21)	$0.09	$(0.13)
Diluted	$(0.21)	$0.09	$(0.13)

Share and per share data have been adjusted for all periods presented to reflect a five-for-one reverse stock split effective May 31, 2013.
See Notes to Consolidated Financial Statements.

JAMBA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share amounts)	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Equity Attributable to Jamba, Inc.	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of January 3, 2012	13,456,097	$68	$(369,027)	$(366,791)	$2,304	$—	$2,304
Share-based compensation expense	—	—	2,091	—	2,091	—	2,091
Issuance of common stock pursuant to stock plans	57,284	1	97	—	97	—	98
Conversion of redeemable preferred stock	1,910,000	9	10,973	—	10,982	—	10,982
Accretion of redeemable preferred stock	—	—	(1,018)	—	(1,018)	—	(1,018)
Redeemable preferred stock dividends	—	—	(1,163)	—	(1,163)	—	(1,163)
Exercise of warrant	58,400	—	—	—	—	—	—
Net income	—	—	—	302	302	—	302
Balance as of January 1, 2013	15,481,782	$78	$(380,007)	(366,489)	13,596	—	13,596
Share-based compensation expense	—	—	2,550	—	2,550	—	2,550
Issuance of common stock pursuant to stock plans	215,505	1	827	—	828	—	828
Conversion of redeemable preferred stock	1,457,780	7	8,375	—	8,382	—	8,382
Accretion of redeemable preferred stock	—	—	(466)	—	(466)	—	(466)
Redeemable preferred stock dividends	—	—	(122)	—	(122)	—	(122)
Repurchase of fractional shares due to reverse stock split	(412)	(69)	(63)	—	(6)	—	(6)
Net income	—	—	—	2,080	2,080	—	2,080
Balance as of December 31, 2013	17,154,655	$17	$(391,234)	(364,409)	26,842	—	26,842
Share-based compensation expense	—	—	3,069	—	3,069	—	3,069
Issuance of common stock pursuant to stock plans	323,961	—	1,707	—	1,707	—	1,707
Gain on sale of noncontrolling interest	—	—	662	—	662	88	750
Paid to noncontrolling interest	—	—	(42)	—	(42)	—	(42)
Due to noncontrolling interest	—	—	(1)	—	(1)	—	(1)
Treasury shares purchased, not retired	(910,813)	—	(11,991)	—	11,991	—	(11,991)
Net (loss) income	—	—	—	(3,632)	(3,632)	43	(3,589)
Balance as of December 30, 2014	16,567,803	$17	$384,638	$(368,041)	$16,614	$131	$16,745

Share and per share data have been adjusted for all periods presented to reflect a five-for-one reverse stock split effective May 31, 2013.

See Notes to Consolidated Financial Statements.

JAMBA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Fiscal Year Ended December 30, 2014	Fiscal Year Ended December 1, 2013	Fiscal Year Ended January 1, 2013
Cash provided by (used in) operating activities:
Net (loss) income attributable to common stockholders	$(3,589)	$2,080	$302
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,084	10,974	11,062
Lease termination, store closure costs, impairment and gain on disposals	(2,420)	(2,580)	1,531
Gain from sale of investment in joint venture	—	—	(545)
Contingent consideration fair value measurement	(397)	(651)	(57)
Jambacard breakage income	(4,744)	(3,177)	(4,275)
Share-based compensation	3,069	2,550	2,091
Bad debt, purchase obligation reserves and trade credits	358	645	600
Deferred rent	(397)	(1,186)	(1,138)
Equity income from joint ventures	—	—	(70)
Changes in operating assets and liabilities:
Receivables	(2,853)	(2,998)	1,637
Inventories	387	(157)	(1,348)
Prepaid and refundable taxes	9	172	(319)
Prepaid rent	(197)	2,773	(81)
Prepaid expenses and other current assets	(2,369)	(2,842)	(172)
Other long-term assets	(1,654)	243	(215)
Restricted cash from operating activities	—	205	1,147
Accounts payable	(2,145)	(2,809)	3,115
Accrued compensation and benefits	(58)	(2,028)	1,000
Workers’ compensation and health insurance reserves	265	(41)	(5)
Accrued jambacard liability	5,807	6,664	4,653
Other current liabilities	3,319	2,387	(517)
Other long-term liabilities	1,068	246	(828)
Cash provided by operating activities	$3,543	$10,470	$17,568
Cash used in investing activities:
Capital expenditures	(14,280)	(14,711)	(5,249)
Acquisitions, net of cash acquired	(694)	—	(390)
Purchase of investment	—	(300)	—
Proceeds from the sale of stores	5,557	4,777	4
Proceeds from sale of investment in joint venture	—	—	1,032
Capital distributions from investment, net	—	—	105
Cash used in investing activities	$(9,417)	$(10,234)	$(4,498)
Cash provided by (used in) financing activities:
Proceeds pursuant to stock plans	1,707	822	98
Proceeds from sale of noncontrolling interest	750	—	—
Payments to noncontrolling interest	(42)
Payments for treasury shares	(11,146)	—	—
Payments on capital lease obligations	(31)	—	—
Redeemable preferred stock dividends paid	—	(158)	(1,289)
Cash (used in) provided by financing activities	$(8,762)	$664	$(1,191)
Net (decrease) increase in cash and cash equivalents	$(14,636)	$900	$11,879
Cash and cash equivalents at beginning of period	32,386	31,486	19,607
Cash and cash equivalents at end of period	$17,750	$32,386	$31,486
Supplemental cash flow information:
Cash paid for interest	$30	$51	$168
Income taxes paid	178	187	277
Noncash investing and financing activities:
Noncash property, fixtures and equipment additions	1,192	311	937
Noncash purchase of shares of Jamba, Inc.	845	—	—
Accretion of redeemable preferred stock	—	466	1,018
Accrued redeemable preferred stock dividends	—	—	36
Conversion of redeemable preferred stock	—	8,382	10,982

See Notes to Consolidated Financial Statements.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 30, 2014, DECEMBER 31, 2013 AND
JANUARY 1, 2013

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

Jamba, Inc. through its wholly-owned subsidiary, Jamba Juice Company, is a healthy, active lifestyle brand with a robust global business driven by a portfolio of franchised and company-owned Jamba Juice® stores and licensed JambaGO® and Jamba Smoothie StationTM formats. The Jamba® brand includes innovative product platforms and both licensed and company driven consumer packaged goods. We are a leading restaurant retailer of “better-for-you” specialty food and beverage offerings which include great tasting, whole fruit smoothies, fresh squeezed juices and juice blends, Energy BowlsTM, hot teas, and a variety of food items including, hot oatmeal, breakfast wraps, sandwiches, Artisan FlatbreadsTM , baked goods, and snacks. Jamba Juice Company continues to expand the Jamba brand by direct selling of consumer packaged goods (“CPG”) products, and by licensing its trademarks for CPG products sold through retail channels such as grocery stores, warehouse clubs, and convenience stores.

As of December 30, 2014, there were 868 Jamba Juice stores globally, consisting of 263 Company-owned and operated stores (Company Stores), 543 franchise-operated stores (Franchise Stores) in the United States, and 62 franchise-operated stores at international locations (International Stores).

Basis of Presentation — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Jamba Juice Company. On June 4, 2014, the Company sold a 12% equity position in its subsidiary JJSC, LLC, to a partner in Southern California. As a result, the Company has a remaining interest of 88% in JJSC, LLC. The Company consolidates its subsidiary in which there is a noncontrolling interest and in which the Company’s ownership is less than 100 percent. All intercompany balances and transactions have been eliminated. The equity method of accounting is used to account for the joint ventures owned by Jamba Juice Company because Jamba Juice Company exercises significant influence over the operations and financial policies of its partners. Accordingly, the carrying value of this investment is reported in other long-term assets, and the Company’s equity in the net income and losses of its equity investment is reported in other operating, net.

Fiscal Year End — Our fiscal year ends on the Tuesday closest to December 31. The Company’s most recently completed fiscal year, referred to as fiscal 2014, started on January 1, 2014, and ended on December 30, 2014, and had 52 weeks. The Company’s fiscal 2013, started on January 2, 2013, and ended on December 31, 2013, and had 52 weeks, and fiscal 2012, started on January 4, 2012 and ended on January 1, 2013, and had 52 weeks.

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

Concentrations of Risk — From fiscal 2012 through October 2014, the Company maintained food distribution contracts primarily with one supplier. In October 2014, the Company began working exclusively with Gordon Food Services (“GFS”) in the Eastern United States and Systems Services of America (“SSA”) in the Western United States to distribute food sold in the majority of Company and Franchise Stores. From fiscal 2013 through October 2014, the one supplier was SSA, which supplied approximately 92% of the food and products sold in Company Stores. In fiscal 2012, Southwest Traders, Inc. supplied approximately 98% of the food and products sold in Company Stores. The Company's limited supplier relationships could have an adverse effect on the Company’s operations.

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

Receivables — Receivables primarily represent amounts due from sale of jambacards®, royalty fees, advertising fees, construction allowances, amounts receivable from suppliers and CPG customers, jambacards issued by the franchisees and rent receivable from franchisees. The allowance for doubtful accounts is the Company’s estimate of the amount of probable credit losses in the Company’s existing accounts receivable.

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

Business Combinations — The Company accounts for business combinations using the acquisition method. Under the acquisition method, the purchase price of the acquisition is allocated to the underlying tangible and intangible assets acquired based on their respective fair values. Fair values are derived from various observable and unobservable inputs and assumptions. The Company utilizes third-party valuation specialists to assist in the allocation. Initial purchase price allocations are preliminary and are subject to revision within the measurement period, not to exceed one year from the date of acquisition. The costs of the business acquisitions are expensed as incurred. These costs may include fees for accounting, legal, professional consulting and valuation specialists.

Assets Held For Sale — The Company classifies assets as held for sale and suspend depreciation and amortization when approval at the appropriate level has been provided, the assets can be immediately removed from operations, an active program has begun to locate a buyer, the assets are being actively marketed for sale at or near their current fair value, significant changes to the plan of sale are not likely and the sale is probable within one year. Upon classification as held for sale, long-lived assets are no longer depreciated, and an assessment of impairment is performed to identify and expense any excess of carrying value over fair value less costs to sell. Subsequent changes to the estimated fair value less the costs to sell will impact the measurement of assets held for sale. To the extent fair value increases, any impairment previously taken is reversed. If the carrying value of the assets held for sale exceeds the fair value less costs to sell, the Company will record an expense for the amount of the excess. The Company also reclassifies the associated prior year balances. At December 30, 2014, the fair value of assets held for sale exceeded the carrying value.

Impairment of long-lived assets — The Company evaluates long-lived assets for impairment when facts and circumstances indicate that the carrying values of long-lived assets may not be recoverable. The impairment evaluation is generally performed at the individual store asset group level. The Company first compares the carrying value of the asset to the asset’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying value of the asset, the Company measures an impairment loss based on the asset’s estimated fair value. The fair value of a store’s assets is estimated using a discounted cash flow model based on internal projections and taking into consideration the view of a market participant. The estimate of cash flows is based on, among other things, certain assumptions about expected future operating performance. Factors considered during the impairment evaluation include factors related to actual operating cash flows, the period of time since a store has been opened or remodeled, refranchising expectations and the maturity of the relevant market. The Company recorded impairment charges of $0.2 million, $0.7 million and $0.7 million for fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

Goodwill, Trademarks and Other Intangible Asset Impairment — Goodwill is evaluated for impairment on an annual basis during the Company’s fourth fiscal quarter, or more frequently if circumstances, such as material deterioration in performance, indicate carrying values may exceed their fair values. The goodwill impairment analysis is a two-step process: First, the reporting unit’s estimated fair value is compared to its carrying value, including goodwill. If the Company determines that the estimated fair value of the reporting unit is less than its carrying value, it moves to the second step to determine the implied fair value of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss is recognized. In September 2011, the FASB issued new guidance allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. If impairment is deemed more likely than not, management would perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The Company applies the qualitative approach when appropriate. When reviewing goodwill for impairment, the Company assesses whether goodwill should be allocated to operating levels lower than its single operating segment for which discrete financial information is available and reviewed for decision-making purposes. These lower levels are referred to as reporting units. Currently, the Company’s one operating segment was determined to be one reporting unit. During the fiscal year ended December 30, 2014 no goodwill impairment was recorded.

Intangible assets not subject to amortization (primarily trademarks) are evaluated for impairment on an annual basis during the fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company qualitatively assesses the impairment for other intangible assets not subject to amortization to determine whether it is more likely than not that the fair value of intangible assets are less than their carrying amount. For other intangible assets not subject to amortization not assessed qualitatively, a quantitative approach is utilized. The Company compares the carrying value of the applicable asset to its fair value, which the Company estimates using a discounted cash flow analysis or by comparison with the market values of similar assets. If the carrying amount of the asset exceeds its estimated fair value, the Company determines the impairment loss, if any, as the excess of the carrying value of the intangible asset over its fair value. An impairment loss is generally recognized when the carrying amount of the trademarks exceeds the fair value. The fair value of trademarks was estimated using the income approach, which is based on assumptions about future cash flows resulting from our franchise, license agreements and acquired businesses.

Intangible assets subject to amortization (primarily franchise agreements, reacquired franchise rights, favorable lease intangible assets and acquired customer relationships) are tested for impairment if changes in circumstances indicate that their carrying amounts may not be recoverable. The Company first compares the carrying value of the asset to the asset’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying value of the asset, the Company measures an impairment loss based on the asset’s estimated fair value. Intangible assets are amortized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. The useful life for the franchise agreements is approximately 13.4 years. The useful life of reacquired franchise rights represents the remaining term of the franchise agreement. The useful life of the favorable lease portfolio intangible is based on the related lease term. At December 30, 2014, the Company recorded intangible assets of $0.8 million, net, relating to its acquisition of 26 stores in the Midwest from a former franchise partner pursuant to a Settlement and General Release Agreement.

Jambacards® — The Company, through its subsidiary, Jamba Juice Company, sells jambacards to its customers in its retail stores, through its website and through resellers. The Company’s jambacards do not have an expiration date. An obligation is recorded at the time of either an initial load or a subsequent reload in accrued jambacard liability on the Company’s consolidated balance sheets. The Company recognizes income from jambacards when (i) the jambacard is redeemed by the customer or (ii) the likelihood of the jambacard being redeemed by the customer is remote (also referred to as “breakage”) and the Company determines that it does not have a legal obligation to remit the unredeemed jambacards to the relevant jurisdictions. The Company determines the jambacard breakage amount based upon its historical redemption patterns. When the likelihood of redemption becomes remote, the Company recognizes breakage income. Jambacard breakage income is included in other operating, net in the consolidated statements of operations.

Self-Insurance Reserves —The Company is self-insured for healthcare benefits. The estimated accruals for these liabilities are based on statistical analyses of historical industry data as well as actual historical trends. For its workers’ compensation benefits, it is self-insured for existing and prior years’ exposures through September 30, 2008. Liabilities associated with the risks that the Company retains for workers compensation benefits are estimated in part, by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The Company’s estimates use this actuarial data in conjunction with known industry trends and Company experience.

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

Revenue Recognition — Revenue from Company Stores is recognized when product is sold. Revenue is presented net of any taxes collected from customers and remitted to government entities. In February 2014, the Company initiated a point loyalty program for its customers, which allows them to earn points based on the volume of their purchases. Under the loyalty program, a customer receives a discount on future purchases when a defined number of points have been earned. Revenue for the points earned by customers is recognized when the points are redeemed in exchange for the discounts. The estimated amount for points redeemable in exchange for discounts is recorded in deferred revenue and recognized when the customers redeem the points they earned. At December 30, 2014, the amount in deferred revenue for unredeemed points under the loyalty program was $0.7 million.

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

Franchise revenue is generated from royalties, development fees, initial franchise fees and revenue from sales at franchise-operated Smoothie Stations and JambaGO® units. Royalties from Franchise Stores are determined as a percentage of Franchise Store revenue and are recognized in the same period as the related Franchise Store sales occur. If collection of the franchise royalty fee is doubtful, revenue is recognized at the time of collection.

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

The Company charges an initial franchise fee for providing operational materials, new store opening planning, and functional training courses. Initial franchise fees, if any, are due for payment at the time the franchise agreement for a particular store is executed. Franchise fees are recognized as revenue when all material services or conditions have been substantially performed or satisfied and no other material conditions or obligations related to the determination of substantial performance exist. Duties and services that are completed prior to approval include training, facilities inspection, receipt of operating license(s), and clearance from appropriate agencies. These duties and services are substantially complete prior to the approval of the opening of a store. Duties and services relating to the earning of the franchise fees are necessary for the stores to open. Revenue is recognized when the store opens. Revenue from sales at the Company’s flexible format franchise locations are recognized when the products are delivered to the operators of the Smoothie Stations or JambaGO® units.

Other revenue primarily consists of revenue from sales of CPG products sold to retail outlets and online and royalties from licensed CPG products. Revenue from sale of CPG products is recognized when the products are delivered to the customer. License revenue from CPG products is based on a percentage of product sales and is recognized as revenue upon the sale of the product to retail outlets.

Cost of Sales — The Company includes in cost of sales, costs incurred to acquire fruit, dairy and other products used to make smoothies and juices, other food offerings, paper products, as well as the costs related to managing our system-wide procurement program, and payments received from vendors.

Advertising Fund — The Company participates with its franchisees in an advertising fund, established in fiscal 2010, to collect and administer funds contributed for use in advertising and promotional programs, which are designed to increase sales and enhance the reputation of the Company and its franchise owners. Contributions to the advertising fund are required for Company Stores and traditional Franchise Stores and are generally based on a percent of store sales. The Company has control of the advertising fund. The fund is consolidated and the Company reports all assets and liabilities of the fund.

The advertising fund assets, consisting primarily of cash received from the Company and franchisees and accounts receivable from franchisees, can only be used for selected purposes and are considered restricted. The advertising fund liabilities represent the corresponding obligation arising from the receipts of the marketing program. In accordance with ASC Topic 952-605-25, Franchisors – Revenue Recognition, the receipts from the franchisees are recorded as a liability against which specified advertising costs are charged. The Company does not reflect franchisee contributions to the fund as revenue in its consolidated statements of operations or consolidated statements of cash flows.

Advertising fund assets as of December 30, 2014 include $1.2 million of receivables from franchisees, which is recorded in receivables on the consolidated balance sheet. Advertising fund liabilities as of December 30, 2014, of $1.0 million are reported in other current liabilities and accounts payable on the consolidated balance sheet.

Advertising fund assets as of December 31, 2013 include $0.8 million of receivables from franchisees, which is recorded in receivables on the consolidated balance sheet. Advertising fund liabilities as of December 31, 2013, of $0.6 million are reported in other current liabilities and accounts payable on the consolidated balance sheet.

Advertising Costs — Advertising costs are expensed as incurred and were $10.0 million, $10.4 million and $8.5 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively, and are included in store operating expenses. The Company received advertising contributions from its franchisees, which contributions were recorded as an offset to advertising expense, and were $6.1 million, $4.8 million and $3.1 million for fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

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

A liability related to an unrecognized tax benefit is offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations in which a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of a jurisdiction or the tax law of a jurisdiction does not require it, and the Company does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit is presented in the financial statement as a liability and is not combined with deferred tax assets.

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

For purposes of determining the net income available (loss attributable) to common stockholders used in the computation of earnings (loss) per share, the amount of the income (loss) was increased (decreased) by the preferred stock dividends and deemed dividends and net income (loss) attributable to noncontrolling interest. The deemed dividend represents the accretion of the issuance costs and beneficial conversion feature of the Company’s preferred stock.

All outstanding shares of preferred stock were converted to shares of common stock as of June 14, 2013. For fiscal 2013, the impact of the assumed conversion of preferred stock, calculated using the ‘as-if converted’ method, is anti-dilutive and the incremental shares from assumed exercise of restricted stock awards, warrants and stock options were dilutive. The number of incremental shares from the assumed exercise of restricted stock awards, warrants and options was calculated by applying the treasury stock method. Shares and per share data have been adjusted for all periods presented to reflect the Reverse Stock Split effective May 31, 2013 During fiscal 2014, the Company repurchased 910,813 shares (see Note 12), which reduced the basic weighted average shares outstanding. For fiscal 2014, the Company’s basic weighted average shares outstanding were equal to its diluted weighted average shares outstanding, since the Company experienced a net loss.

For fiscal 2012 and fiscal 2014, the Company had net loss attributable to common stockholders and as a result, incremental shares from assumed exercise of restricted stock awards, warrants and options and from the assumed conversion of preferred stock were anti-dilutive. For fiscal 2012, net loss attributable to common stockholders has not been decreased by preferred stock dividends and related deemed dividends. Also the number of preferred shares and common stock equivalents associated with the assumed exercise of restricted stock awards, warrants and options have not been included in the diluted earnings per share calculation as they are anti-dilutive, resulting in the Company’s basic weighted-average shares outstanding being equal to its diluted weighted-average shares outstanding.

Anti-dilutive common stock equivalents of 1.5 million, 2.0 million and 4.1 million have been excluded from diluted weighted-average shares outstanding in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

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

The fair value of performance stock units (PSUs) is determined based on fair value at the date of grant, and is based on the total shareholder return of the Company's common stock relative to a defined group of peer companies over a three-year performance period. The Company records compensation expense on PSUs with criteria based on market performance by recognizing grant date fair value over the vesting period. For PSUs with criteria based on predetermined internal performance targets such as EBITDA, the Company records compensation expense when it is probable that the performance criteria will be met.

Fair Value of Financial Instruments — The following instruments are not measured at fair value on the Company’s consolidated balance sheets but require disclosure of their fair values: cash and cash equivalents, accounts receivables and accounts payable. The estimated fair value of such instruments approximates their carrying value as reported on the consolidated balance sheets due to the short-term nature. The fair value of such financial instruments is determined using the income approach based on the present value of estimated future cash flows. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1.

Segment Reporting — The Company has one reportable retail segment.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance related to revenue recognition. This new standard will replace current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the beginning of fiscal year 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting this new accounting standard on our financial statements.

The FASB issued ASU 2013-11 “Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” in July 2013. This guidance became effective for fiscal years beginning after December 15, 2013. This guidance was adopted and did not have a material impact on the Company’s financial statements.

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

The following table summarizes data about the development agreements for Franchise and International Stores as of December 30, 2014 and December 31, 2013:

	December 30, 2014	December 31, 2013
Number of developers with Franchise Store contractual commitments	30	35
Number of Franchise Stores for which commitments exist	188	161
Number of developers with International Stores contractual commitments	5	5
Number of International Stores for which commitments exist	388	432

Deferred franchise revenue is included in other current liabilities and other long-term liabilities on the consolidated balance sheets. As of December 30, 2014 and December 31, 2013 deferred franchise revenue included $1.1 million and $1.3 million, respectively, relating to non-refundable development fees and initial fees paid by domestic franchisees whose stores have not yet opened. In addition, deferred franchise revenue as of December 30, 2014 and December 31, 2013 included $1.2 million and $0.9 million, respectively, relating to non-refundable international development fees.

3. PROPERTY, FIXTURES AND EQUIPMENT

Property, fixtures, and equipment as of December 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	December 30, 2014	December 31, 2013
Leasehold improvements	$34,840	$34,812
Furniture, fixtures and equipment	43,980	42,370
Construction in progress (primarily stores under construction)	428	164
Total	79,248	77,346
Less accumulated depreciation and amortization	(49,673)	(49,385)
Total	$29,575	$27,961

Depreciation expense related to property, fixtures and equipment for fiscal 2014, fiscal 2013 and fiscal 2012 was $10.0 million, $10.9 million, and $11.0 million, respectively.

4. ACQUISITION AND ASSETS HELD FOR SALE

Acquisition

In September 2014, the Company acquired 26 domestic stores, of which three were immediately closed, in the Midwest from a former franchise partner pursuant to a Settlement and General Release Agreement. The purchase was accounted for using the acquisition method of accounting. Under the acquisition method, the purchase price is allocated to the underlying tangible and intangible assets acquired based on their respective fair values. A summary of the purchase price, the fair value of the net assets acquired and the gain on the purchase follows (in thousands):

Cash paid to acquire stores	$725
Additional consideration resulting from termination of pre-existing relationships	369
Total purchase consideration	$1,094

Net assets acquired:
Current assets	$145
Fixed assets	365
Re-acquired franchise rights	476
Other assets and liabilities	343
Net assets acquired	$1,329

Bargain purchase gain	$235

The bargain purchase price and resulting gain was the result of a reacquisition of stores from a franchisor due to their failure to comply with the franchise agreement. The gain is recorded in Other operating, net on the consolidated statement of operations. In addition, there was a gain on termination of pre-existing relationships that was recorded directly in the consolidated statement of operations, and resulted in an increase in the purchase price consideration and a decrease in the bargain purchase gain. The pro forma effect of the acquisition on the Company’s results of operations was not significant.

The fair value of the fixed assets acquired is classified as level 3 and is based on unobservable inputs including projected future operating results at the store level and assumed discount rates are applied to calculate the present value of the assets. The fair value of re-acquired franchise rights is classified as level 3, and it is based on significant unobservable inputs and assumptions such as management’s estimate of operating profit and assumed discount rates. Significant changes in the inputs or assumptions would increase or decrease the fair value measurements for future impairment of the fixed assets and reacquired franchise rights.

The fixed assets acquired include leasehold improvements which have an estimated useful life of the lesser of 10 years or the term of the underlying lease. The estimated useful life for furniture, fixtures and equipment acquired is three to 10 years.

The Company began actively marketing the stores in February 2015, after which it was determined that the criteria for classification of assets held for sale were met. As a result, the 22 store locations will be reclassified to assets held for sale during the first quarter of 2015.

Assets Held for Sale

In November 2014, the Company announced plans to refranchise 114 Company Stores during the first half of 2015 in order to accelerate its transition to an asset-light business model. As of December 30, 2014, the accompanying consolidated balance sheets include $11.2 million of assets held for sale representing 100 stores that met the criteria as of that date, and is recorded in Assets held for sale. As of December 31, 2013, these assets had a carrying value of $9.7 million and they have been reclassified in the prior year balance sheet in order to conform to the current year presentation.

5. GOODWILL, TRADEMARKS AND OTHER INTANGIBLE ASSETS

A summary of the changes in Goodwill for fiscal 2013 and 2014 follows (in thousands):

Amount
Balance as of January 1, 2013	$1,233
Reclassification to assets held for sale	(195)
Balance as of December 31, 2013	1,038
Disposals and reclassification to assets held for sale	(56)
Balance as of December 30, 2014	$982

The carrying amount and accumulated amortization of trademarks and other intangible assets as of December 30, 2014 and December 31, 2013, were as follows (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount
Intangible Assets
As of December 30, 2014
Favorable leases	$2,440	$(1,860)	$580
Trademarks	929	—	929
Franchise agreements and customer lists	943	(561)	382
Reacquired franchise rights	651	(182)	469
Total	$4,963	$(2,603)	$2,360

	Gross Amount	Accumulated Amortization	Net Amount
As of December 31, 2013
Favorable leases	$1,971	$(1,965)	$6
Trademarks	716	—	716
Franchise agreements and customer lists	1,059	(474)	585
Reacquired franchise rights	275	(265)	10
Total	$4,021	$(2,704)	$1,317

Intangible assets, other than trademarks, are amortized over their expected useful lives, ranging from two to seven years. Amortization expense for intangible assets for fiscal 2014, fiscal 2013 and fiscal 2012 was $0.1 million, $0.1 million and $0.2 million, respectively. The intangible assets of $1.1 million, acquired in the acquisition mentioned in Note 4 above will be reclassified to assets held for sale during the first quarter of fiscal 2015. The remaining intangible assets, subject to amortization of $0.4 million will continue to be amortized over their estimated useful lives. Expected annual amortization expense for the remaining intangible assets recorded as of December 30, 2014 is as follows (in thousands):

Fiscal Year	Amortization Expense
2015	$74
2016	73
2017	73
2018	72
2019	72
Thereafter	20

Trademarks are not subject to amortization and the Company evaluates for impairment on an annual basis during the fourth quarter or more frequently if events or changes in circumstances indicate that the asset might be impaired. There was no impairment charge for trademarks in fiscal 2014 and fiscal 2013. The Company had trademarks of approximately $0.9 million at December 30, 2014 and at December 31, 2013.

6. OTHER LONG-TERM ASSETS

As of December 30, 2014 and December 31, 2013, other long-term assets consisted of the following (in thousands):

	December 30, 2014	December 31, 2013
Notes receivables	$1,256	$300
Deposits and other	985	898
Total	$2,241	$1,198

As of December 30, 2014, notes receivables include $1.3 million due from a franchise partner. This Note has a maturity date of June 1, 2016 and the monthly adjustable interest rate is federal funds prime rate plus 1%. As of December 31, 2013, notes receivables include $0.3 million note with a 0.5% per annum interest rate that was converted into common stock.

7. DEFERRED RENT AND OTHER LONG-TERM LIABILITIES

As of December 30, 2014 and December 31, 2013, other long-term liabilities consisted of the following (in thousands):

	December 30, 2014	December 31, 2013

Deferred rent	$3,762	$4,033
Deferred revenue	3,380	2,598
Construction allowance	1,234	1,359
Contingent consideration	156	553
Other liabilities	1,012	658
Total deferred rent and other long-term liabilities	$9,544	$9,201

8. LEASE COMMITMENTS

The Company leases its office, retail stores, and some equipment under operating leases, with terms expiring through 2025. Most store leases have an initial term of 10 years, with renewal options of up to 10 years and provide for payment of common area operating expenses and real estate taxes. When the Company refranchises Company Stores, usually the franchisees become sublessees and the Company continues to be obligated under the existing lease agreements for the remainder of the lease terms.

Rental expense, net of sublease income was $22.3 million, $23.5 million and $23.5 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively, and was recorded in occupancy costs, cost of goods sold and general and administrative expenses in the statements of operations. The Company recognized sublease income of $9.2 million, $8.3 million and $8.4 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

Contingent rent included in occupancy costs in the statements of operations was $0.5 million, $0.5 million and $0.4 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

The aggregate future minimum noncancelable lease payments and minimum rentals to be received from sublessees as of December 30, 2014, were as follows (in thousands):

Fiscal Year Ending:	Minimum lease payments	Minimum rentals to be received
2015	$29,326	$(8,394)
2016	24,848	(7,445)
2017	20,083	(5,889)
2018	14,365	(3,729)
2019	10,274	(2,491)
Thereafter	18,504	(3,467)
Total	$117,400	$(31,415)

9. CREDIT AGREEMENT

On February 14, 2012, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association (the “Lender”), which, as amended on November 1, 2012, July 22, 2013, November 4, 2013 and December 30, 2014 (as amended, the “Credit Agreement”), makes available to the Company a revolving line of credit in the amount of $15.0 million. The outstanding balance under the amended credit facility bears interest at a LIBOR Market Index Rate based upon the rate for one month U.S. dollar deposits, plus 2.50% per annum. Under the terms of the Credit Agreement, the Company is required to either maintain minimum cash and consolidated EBITDA levels or maintain maximum consolidated leverage ratios, minimum levels of tangible net worth and a minimum fixed charge coverage ratio. The Credit Agreement terminates July 22, 2016 or may be terminated earlier by the Company or by the Lender. This credit facility is subject to customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions and dispositions of assets. The credit facility is evidenced by a revolving note made by the Company in favor of the Lender, is guaranteed by the Company and is secured by substantially all of its assets including the assets of its subsidiaries and a pledge of stock of its subsidiaries. In addition, the Credit Agreement replaced restricted cash requirements established in prior periods, as the line of credit also collateralizes the Company’s outstanding letters of credit of $1.7 million as of December 30, 2014.

During fiscal 2014, there were no borrowings under the Credit Agreement. To acquire the credit facility, the Company incurred upfront fees, which are being amortized over the term of the Credit Agreement. As of December 30, 2014 and December 31, 2013, the unamortized commitment fee amount was not material and is recorded in prepaid expenses and other current assets on the consolidated balance sheet. As of December 30, 2014, the Company was in compliance with the financial covenants to the Credit Agreement. The unused borrowing capacity under the agreement on December 30, 2014, was $13.3 million.

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

The Series B Preferred Stock was classified as temporary stockholders’ equity, since the shares were (i) redeemable at the option of the holder in the future after satisfaction of the requisite holding period and (ii) had conditions for redemption, which were not solely within the control of the Company.

During fiscal 2013, holders of 19,649 shares of outstanding Series B-1 Preferred Stock and 53,240 shares of outstanding Series B-2 Preferred Stock converted such stock into an aggregate of 1,457,780 shares of common stock at the conversion price of $5.75 per share (as adjusted for the Reverse Stock Split). During fiscal 2013, the Company paid cash dividends on the Series B Preferred Stock of $0.1 million. Accretion related to the Series B Preferred Stock in fiscal 2013 was $0.5 million, including the acceleration of accretion on converted shares. Accretion is fully amortized as of December 31, 2013. As of December 31, 2013 and December 30, 2014, there were no shares of Series B Preferred Stock outstanding.

During fiscal 2012, holders of 93,500 shares of outstanding Series B-1 Preferred Stock and 2,000 shares of outstanding Series B-2 Preferred Stock converted such stock into an aggregate of 1,910,000 shares of common stock at the conversion price of $5.75 per share.

During fiscal 2012, the Company paid cash dividends on the Series B Preferred Stock totaling $1.3 million. Accretion related to the Series B Preferred Stock for the fiscal years ended January 1, 2013 was $1.0 million, including the acceleration of accretion on converted shares.

11. SHARE-BASED COMPENSATION

On May 14, 2013, at its 2013 Annual Meeting of Stockholders (the “Annual Meeting”), the Company’s stockholders, upon the recommendation of the Board of Directors, approved the Jamba, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan authorizes the Company to provide incentive compensation in the form of stock options, stock appreciation rights (SARs), restricted stock and stock units, performance shares and units, other stock-based awards, cash-based awards and deferred compensation awards. The 2013 Plan authorizes up to 3,145,122 shares (adjusted for the Reverse Stock Split).

As of December 30, 2014, under the Company’s 2013 Plan, there remained 1,460,080 shares available for grant, and under its 2006 Employee, Director and Consultant Stock Plan (the "2006 Plan"), 47,931 shares remained available for grant. There have been no options granted under the 2013 Plan. Options granted under the 2006 Plan have an exercise price equal to the closing price of the Company’s common stock on the grant date. Options under Jamba Juice Company's 2001 Plan and 1994 Plan (assumed in the Merger) were granted at an exercise price equal to or greater than the fair market value of the common stock at the date of the grant, are exercisable for up to 10 years, and vest annually over a four year period. Options outstanding under the 1994 Plan and the 2001 Plan became fully vested in 2010.

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

These assumptions include the risk-free interest rate, the expected life of the award, expected volatility and expected dividend yield. The risk-free interest rate is based on the zero coupon U.S. Treasury rates appropriate for the expected life of the award. For expected life of the award, the Company applies the guidance provided by the SEC Staff Accounting Bulletin No. 110. Expected volatility is based on historic daily stock price observations of the Company’s common stock since its inception. Expected dividends are zero based on the history of not paying cash dividends on the Company’s common stock and its intention not to make dividend payments in the future. The Company makes assumptions for the number of awards that will ultimately not vest (“forfeitures”) in determining the share-based compensation expense for these awards. The Company uses historical data to estimate expected employee behaviors related to option exercises and forfeitures.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2014, fiscal 2013 and fiscal 2012:

	Fiscal Year Ended December 30, 2014	Fiscal Year Ended December 31, 2013	Fiscal Year Ended January 1, 2013
Weighted-average risk-free interest rate	0.12%	1.31%	0.83%
Expected life of options (years)	0.8	6.25	6.25
Expected stock volatility	60.8%	63.8%	68.7%
Expected dividend yield	0%	0%	0%

A summary of the stock option activities for fiscal years 2014 and 2013 is presented below (shares and dollars in thousands):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Contractual Term Remaining	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	1,250	$11.25
Options granted	30	10.79
Options exercised	(98)	7.42
Options canceled	(56)	15.04
Options outstanding at December 31, 2013	1,126	$11.20	5.68	$5,255
Options granted	5	5.64
Options exercised	(201)	5.11
Options canceled	(41)	19.28
Options outstanding at December 30, 2014	889	$10.89	4.74	$6,110
Options vested or expected to vest at December 30, 2014	884	$10.90	4.74	$6,091
Options exercisable at December 30, 2014	818	$11.00	4.50	$5,763

The intrinsic value of stock options is defined as the difference between the current market value and the exercise price, which is equal to the market value at the time of the grant. Information regarding options outstanding and exercisable at December 30, 2014 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$1.80 – $1.80	5,700	4.22 years	$1.80	5,700	$1.80
$3.00 – $3.00	278,008	3.92 years	3.00	278,008	3.00
$5.40 – $5.40	15,000	4.49 years	5.40	15,000	5.40
$6.55 – $6.55	109,096	3.68 years	6.55	109,096	6.55
$8.05 – $8.05	99,323	6.78 years	8.05	73,477	8.05
$8.95 – $10.75	98,145	5.74 years	9.48	80,045	9.28
$10.79 – $11.05	49,000	7.87 years	10.89	23,375	10.96
$11.10 – $11.10	89,130	5.84 years	11.10	89,130	11.10
$11.35 – $47.55	110,478	3.86 years	25.79	109,478	25.91
$50.25 – $58.85	34,638	1.79 years	55.95	34,638	55.95
	888,518		10.89	817,947	11.00

The weighted-average fair value of options granted was $5.64 in fiscal 2014 due to a modified stock option grant, $6.39 in fiscal 2013 and $6.55 in fiscal 2012. At December 30, 2014, stock options vested or expected to vest over the next three years totaled 0.9 million. The remaining expense to amortize is approximately $0.3 million at December 30, 2014. The weighted average remaining recognition period is approximately 2 years.

Restricted Stock — Information regarding activities during fiscal 2014 and fiscal 2013 for outstanding RSUs granted under the 2006 and 2013 Plans is as follows (shares in thousands):

	Number of shares of RSUs	Weighted-Average Grant Date Fair Value (per share)
RSUs outstanding as of January 1, 2013	115	$15.16
RSUs granted	190	$10.17
RSUs forfeited (canceled)	(33)	$13.25
RSU vested	(63)	$13.63
RSUs outstanding as of December 31, 2013	209	$11.39
RSUs granted	270	$13.21
RSUs forfeited (canceled)	(36)	$13.52
RSUs vested	(102)	$13.50
RSUs outstanding as of December 30, 2014	341	$12.50

During fiscal 2014, the Company granted 0.3 million RSUs to participants in its 2012 Management Incentive Plan at a weighted average grant date fair value of $13.21 and a vesting period over three years. During fiscal 2013, the Company granted 0.2 million RSUs to participants in its 2012 Management Incentive Plan at a weighted average grant date fair value of $10.17 and a vesting period over three years. During fiscal 2012, the Company granted 0.1 million RSUs to participants in its 2012 Management Incentive Plan at a weighted average grant date fair value of $12.30 and a vesting period over three years. The aggregate grant date fair value of the RSUs granted during the year ended December 30, 2014 was $3.3 million. The aggregate intrinsic value of RSUs outstanding as of December 30, 2014, was $4.0 million. The aggregate grant date fair value of the RSUs granted during the year ended December 31, 2013 was $2.5 million. The aggregate intrinsic value of RSUs outstanding as of December 31, 2013, was $2.4 million

Performance Stock — Information regarding activities during fiscal 2014 and fiscal 2013 for outstanding performance stock units (“PSUs”) under the 2006 and 2013 Plans is as follows (shares in thousands):

	Number of shares of PSUs	Weighted-Average Grant Date Fair Value (per share)
PSUs outstanding as of January 1, 2013	68	$12.70
PSUs granted	84	$13.49
PSUs forfeited (canceled)	(23)	$13.19
PSUs vested	(22)	$12.88
PSUs outstanding as of December 31, 2013	107	$13.18
PSUs granted	95	$14.37
PSUs forfeited (canceled)	(46)	$14.16
PSUs vested	(18)	$14.39
PSUs outstanding as of December 30, 2014	138	$14.96

The Company issued 95,000 and 84,000 market based performance stock units (PSUs) in 2014 and 2013, respectively.

These PSUs are RSUs with performance requirements based on external performance criteria, and were granted to Plan participants at the levels of Vice President and above. These PSUs vesting schedule is based on the Company’s total shareholder return (TSR), relative to a defined group of peer companies over a three-year performance period. The Company records expenses related to the PSUs with criteria based on market performance by recognizing grant date fair value over the service period. Fair value was determined using Monte Carlo Simulation Analysis, which incorporated the Company’s TSR relative to the defined peer group at the end of each of the three years of performance. No market based performance stock units vested during fiscal 2014 and 2013.

The aggregate grant date fair value of the PSUs granted during fiscal 2014, 2013 and 2012 was $1.2 million, $0.7 million and $0.9 million, respectively. The aggregate intrinsic value of the PSUs outstanding as of December 30, 2014 and December 31, 2013, was $1.9 million and $1.5 million, respectively.

Share-based compensation expense was $3.1 million, $2.6 million, and $2.1 million for fiscal 2014, fiscal 2013 and fiscal 2012, respectively, and is included in cost of goods sold and general and administrative expenses in the consolidated statements of operations. No income tax benefit was recorded in fiscal 2014, 2013 and 2012. At December 30, 2014, non-vested share-based compensation for stock options and restricted stock awards, net of forfeitures totaled $4.1 million. This expense will be recognized over the remaining weighted average vesting period of approximately two years.

12. STOCK REPURCHASES

On October 29, 2014, the Board of Directors authorized the repurchase of up to $25 million of shares of common stock (the "2014 Stock Repurchase Program") over an 18-month period. During the fourth quarter of fiscal 2014, the Company repurchased in the open market 910,813 shares under this program at an aggregate cost of $12.0 million. Shares purchased under the 2014 Stock Repurchase Program are considered treasury stock until retired. The following table presents information related to repurchases of shares of the Company's common stock during the fourth quarter of 2014.

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount Yet to be Purchased Under 2014 Stock Purchase Plan(1)

October 29, 2014 – November 25, 2014	401,526	$12.66	401,526	$19,915,000
November 26, 2014 – December 30, 2014	509,287	$13.56	509,287	$13,009,000

Total	910,813	$13.17	910,813

(1) The amounts exclude commission costs.

13. INCOME TAXES

The components of the income tax (expense) benefit are as follows (in thousands):

	December 30, 2014	December 31, 2013	January 1, 2013
Current:
Federal	$—	$79	$(81)
State	(37)	(27)	(10)
Foreign	(131)	(107)	(64)
	$(168)	$(55)	$(155)
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
	$—	$—	$—
Income tax benefit (expense)	$(168)	$(55)	$(155)

The difference between the effective income tax rate and the United States federal income tax rate is summarized as follows:

	December 30, 2014	December 31, 2013	January 1, 2013
Statutory federal rate	(34.0%)	34.0%	34.0%
State income taxes less federal benefit	(5.9)	6.1	6.1
Foreign income taxes	2.5	3.5	9.2
Change in valuation allowance	31.5	(47.4)	(36.1)
Meals	1.2	0.8	9.0
Stock options	—	—	(1.0)
Write-off of goodwill	—	—	(0.7)
Business Gain on Acquisition	(8.5)	—	—
Executive compensation exclusion	—	1.9	—
Alternative minimum taxes	1.0	0.8	22.3
Expired tax attribute carryforwards	17.0	6.3	8.7
Tax credits generated	(0.3)	(0.1)	(14.3)
Other	0.3	(3.3)	(3.3)
	4.8%	2.6%	33.9%

Deferred income taxes are provided for the temporary differences between the carrying values of the Company’s assets and liabilities for financial reporting purposes and their corresponding income tax bases. The temporary differences give rise to either a deferred tax asset or liability in the financial statements that is computed by applying current statutory tax rates to taxable and deductible temporary differences based upon the classification (i.e., current or noncurrent) of the asset or liability in the financial statements that relates to the particular temporary difference. Deferred taxes related to differences that are not attributable to a specific asset or liability are classified in accordance with the future period in which they are expected to reverse and be recognized for income tax purposes. The deferred tax assets (liabilities) consisted of the following temporary differences as of December 30, 2014 and December 31, 2013 (in thousands):

	December 30, 2014	December 31, 2013
Reserves and accruals	$10,595	$9,111
Total current deferred tax asset	10,595	9,111
Net operating losses	51,006	48,680
Deferred rent	1,654	1,881
Tax credit attributes	1,196	1,530
Basis difference in intangibles	3,982	3,918
Share-based compensation	2,541	2,153
Basis difference in fixed assets	8,513	11,164
Basis difference in investments	3	19
Reserves and accruals	(6)	—
Total non-current deferred tax asset	68,889	69,345
Valuation allowance	(79,484)	(78,456)
Total net deferred tax asset	$—	$—

Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. A valuation allowance is provided for deferred tax assets when it is “more likely than not” that some portion of the deferred tax asset will not be realized. Because of the Company’s recent history of operating losses, management believes the recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. A valuation allowance has been recorded for the net deferred tax assets at December 30, 2014, which increases the valuation allowance by $1.0 million for the fiscal year ended December 30, 2014.

At December 30, 2014, the Company has federal and state net operating loss carryovers (NOL) of $123.3 million and $131.8 million, respectively, which, if not used earlier, will expire between 2018 and 2034. In addition, the Company also has tax credit carryforwards for federal and state purposes of $0.8 million and $0.6 million, respectively. Of the federal tax credit carryforwards, approximately $0.3 million will start to expire in 2031 if unused before that year. The remaining federal tax credits and the state tax credits do not expire.

The Company underwent an “ownership change” as defined in section 382 of the Internal Revenue Code during the second quarter of our 2009 fiscal year, as a result of our issuance of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock and other prior trading in our stock. The amount of our taxable income for tax years ending after our ownership change which may be offset by NOL and tax credits from pre-change years will be subject to an annual limitation, known as a section 382 limitation. The section 382 limitation may cause NOL’s to expire unutilized. We have reduced our NOL carryovers stated above for the anticipated expirations caused by our 2009 change.  To the extent additional changes have occurred since 2009, additional limitations may apply.

As a result of certain realization requirements of Accounting Standards Codification Topic 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 30, 2014 and December 31, 2013 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. The deferred tax assets include primarily net operating loss carryforwards. Equity will be increased by a gross amount of $1.2 million if and when such deferred tax assets are ultimately recognized. The Company uses tax law ordering when determining when excess tax benefits have been realized.

Changes in the Company’s unrecognized tax benefits are as follows (in thousands):

	Fiscal Year Ended December 30, 2014	Fiscal Year Ended December 31, 2013
Beginning balance	$185	$185
Increases attributable to tax positions taken during prior periods	—	—
Decreases resulting from lapse of applicable statutes of limitations	—	—
Ending balance	$185	$185

As of December 30, 2014, the entire unrecognized tax benefits reduce the deferred tax asset for the net operating loss carryforwards. If recognized, none of the unrecognized tax benefits would impact the Company’s effective tax rate. As of December 30, 2014, it is reasonably possible that the unrecognized tax benefits will not significantly increase or decrease in the next twelve months.

The Company is subject to taxation in the United States and various state and local jurisdictions. As of December 30, 2014, the Company is subject to U.S. federal income tax examinations for the tax years ended January 1, 2013, through December 31, 2013. With few exceptions, as of December 30, 2014, the Company was no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the tax years ended before January 3, 2012.

14. FAIR VALUE MEASUREMENT

Financial Assets and Liabilities

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

The following table presents financial liabilities that were accounted for at fair value on a recurring basis as of December 30, 2014 and December 31, 2013 by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
December 30, 2014
Liabilities:
Contingent consideration(1)	$—	$—	$156
December 31, 2013
Liabilities:
Contingent consideration(2)	$—	$—	$553

(1)	$0.2 million included in deferred rent and other long-term liabilities on the consolidated balance sheet at December 30, 2014.

(2)	$0.6 million included in deferred rent and other long-term liabilities on the consolidated balance sheet at December 31, 2013.

Contingent consideration was initially recorded at $1.4 million in January 2012. As of December 31, 2013, the fair value was $0.6 million, resulting in a gain of $0.7 million. As of December 30, 2014, the fair value was $0.2 million, resulting in a gain of $0.4 million. The gain is recorded in other operating, net on the consolidated statement of operations.

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

The following table presents the Company’s assets that were accounted for at fair value on a non-recurring basis as of December 30, 2014 and December 31, 2013. Total losses include losses recognized from all non-recurring fair value measurements for fiscal 2014 and fiscal 2013 (in thousands):

	Level 1	Level 2	Level 3
December 30, 2014
Assets:
Long-lived assets(1)	—	—	$—
Total losses recognized for all non-recurring fair value measures for the fiscal year ended December 30, 2014.	—	—	$175
December 31, 2013
Assets:
Long-lived assets(1)	—	—	$465
Total losses recognized for all non-recurring fair value measures for the fiscal year ended December 31, 2013	—	—	$728

(1)	Included in property, fixtures and equipment, net on the consolidated balance sheets. There was no impairment charge during the fourth quarter of fiscal 2014.

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

15. EMPLOYEE BENEFIT PLAN

The Company maintains a voluntary defined contribution plan covering all eligible employees. Eligible employees may elect to defer and contribute a percentage of their compensation to the plan, not to exceed the dollar amount set by law. During fiscal 2014, fiscal 2013 and fiscal 2012, the Company matched employees’ contributions on a discretionary basis, resulting in a contribution of $0.1 million each of these fiscal years.

16. OTHER OPERATING, NET

The components of other operating, net are as follows (in thousands):

	Fiscal Year Ended December 30, 2014	Fiscal Year Ended December 31, 2013	Fiscal Year Ended January 1, 2013
Jambacard breakage income	$(4,744)	$(3,177)	$(4,275)
Jambacard expense	1,299	753	1,379
Franchise expense	1,751	763	272
Store pre-opening	763	880	604
Impairment of long-lived assets	175	728	711
Store lease termination and closure	575	148	421
CPG and JambaGO® direct expense	2,637	3,053	682
(Gain) Loss on disposal of fixed assets	(2,957)	(3,153)	648
Gain on sale of investment	—	—	(545)
Gain on contingent consideration	(397)	(651)	(57)
Franchise bad debt	61	215	76
Other	119	199	129
	$(718)	$(242)	$45

Gain/loss on Disposal of Fixed Assets — The Company recognized a gain on disposal of fixed assets of $3.0 million, in fiscal 2014, a gain on disposal of fixed assets of $3.2 million, in fiscal 2013 and a loss on disposal $0.6 million in fiscal 2012. The gain on disposal of fixed assets in fiscal 2014 includes $3.5 million relating to sale of fixed assets of refranchised Company Stores. The gain on disposal of fixed assets in fiscal 2013 includes $4.6 million relating to sale of fixed assets of refranchised Company Stores. The loss on disposal in fiscal 2012 includes a net loss of $0.3 million on sale of fixed assets of refranchised stores.

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

Other — The Company has purchase obligations with certain suppliers for certain fruits and dairy for various terms typically ranging from one year to five years. The Company has one contract with a supplier for a 15 year term that ends in 2024. These contracts are commitments to purchase a minimum level of fruit and other items used in the production of the Company’s products totaling $26.6 million.

18. RELATED-PARTY TRANSACTIONS

The Company paid $0.2 million in fiscal 2012, less than $0.1 million in fiscal 2013 and no payments in fiscal 2014 to Mistral Capital Management, LLC for monitoring fees pursuant to the securities purchase agreement for the sale of its Series B Preferred Stock. Mistral Capital Management, LLC served as an investment manager to certain funds who held shares of the Company’s Series B Preferred Stock. As of December 30, 2014, there are no shares of Series B Preferred Stock outstanding as conversion of all shares of Series B Preferred Stock was completed by June 14, 2013, thereby terminating the rights of preferred stockholders to representation on the Board of Directors.

19. UNAUDITED QUARTERLY INFORMATION

(Dollars in thousands, except share and per share amounts)	Thirteen Weeks Ended April 1, 2014	Thirteen Weeks Ended July 1, 2014	Thirteen Weeks Ended September 30, 2014	Thirteen Weeks Ended December 30, 2014
Revenue:
Company stores	$47,272	$58,632	$53, 377	$39,456
Franchise and other revenue	4,361	5,566	4,907	4,477
Total revenue	51,633	64,198	58, 284	43,933
Costs and operating expenses (income):
Cost of sales	11,582	13,587	14,611	12,456
Labor	14,330	16,243	16, 793	14,383
Occupancy	6,967	6,899	6,917	6,847
Store operating	7,402	8,495	9,400	7,792
Depreciation and amortization	2,618	2,680	2,617	2,169
General and administrative	8,350	9,582	9,487	9,859
Other operating, net	603	106	266	(1,693)
Total costs and operating expenses	51,852	57,592	60, 091	51,813
(Loss) income from operations	(219)	6,606	(1,807)	(7,880)
Other income (expense):
Interest income	16	18	21	19
Interest expense	(46)	(48)	(49)	(52)
Total other (expense) income, net	(30)	(30)	(28)	(33)
(Loss) income before income taxes	(249)	6,576	(1,835)	(7,913)
Income tax benefit (expense)	5	(223)	156	(106)
Net (loss) income	(244)	6,353	(1,679)	(8,019)
Less: Net income attributable to noncontrolling interest	—	17	22	4
Net (loss) income attributable to common stockholders	$(244)	$6,336	$(1,701)	$(8,023)

(Loss) earnings per share:
Basic	$(0.01)	$0.37	$(0.10)	$(0.47)
Diluted	$(0.01)	$0.36	$(0.10)	$(0.47)

Per share data have been adjusted for all periods presented to reflect the five-for-one reverse stock split effective May 31, 2013.

(Dollars in thousands, except share and per share amounts)	Thirteen Weeks Ended April 2, 2013	Thirteen Weeks Ended July 2, 2013	Thirteen Weeks Ended October 1, 2013	Thirteen Weeks Ended December 31, 2013
Revenue:
Company stores	$51,769	$63,365	$57,405	$40,348
Franchise and other revenue	3,916	4,469	4,269	3,708
Total revenue	55,685	67,834	61,674	44,056
Costs and operating expenses (income):
Cost of sales	12,404	14,858	14,592	10,357
Labor	15,755	16,849	15,863	13,548
Occupancy	7,376	7,319	7,405	7,250
Store operating	8,786	9,040	9,338	7,638
Depreciation and amortization	2,772	2,768	2,808	2,626
General and administrative	9,169	10,237	8,377	9,988
Other operating, net	726	120	(33)	(1,055)
Total costs and operating expenses	56,988	61,191	58,350	50,352
(Loss) income from operations	(1,303)	6,643	3,324	(6,296)
Other income (expense):
Interest income	—	—	1	8
Interest expense	(78)	(59)	(54)	(51)
Total other (expense) income, net	(78)	(59)	(53)	(43)
(Loss) income before income taxes	(1,381)	6,584	3,271	(6,339)
Income tax benefit (expense)	139	(234)	(576)	616
Net (loss) income	(1,242)	6,350	2,695	(5,723)

Redeemable preferred stock dividends and deemed dividends	(484)	(104)	—	—
Net (loss) income attributable to common stockholders	$(1,726)	$6,246	$2,695	$(5,723)
(Loss) earnings per share:
Basic	$(0.11)	$0.37	$0.16	$(0.33)
Diluted	$(0.11)	$0.36	$0.15	$(0.33)

 Per share data have been adjusted for all periods presented to reflect the five-for-one reverse stock split effective May 31, 2013.

The sum of earnings (loss) per share for all four quarters may not equal the loss per share of the fiscal year due to rounding.

During the fourth quarter of fiscal 2013, the Company corrected a classification error in its accounting for payments to resellers of jambacards, for the first three quarters of 2013. Management evaluated the materiality of the errors from qualitative and quantitative perspectives and concluded that the errors were immaterial to the current year and all fiscal quarters of 2013. The Company has revised the amounts related to Q1 through Q3 of fiscal 2013 in preparing the accompanying consolidated financial statements of operations for fiscal quarters of 2013, and has also revised its quarterly historical financial statements in subsequent filings. The correction of the immaterial error resulted in an increase in Company Store revenue and a corresponding increase in Store operating expense. For the fiscal quarters ended April 2, 2013, July 2, 2013 and October 1, 2013, the correction to Company Store revenue and Store operating expense was $0.6 million, $0.6 million and $0.3 million, respectively.

The sum of earnings (loss) per share for all four quarters may not equal the earnings per share of the fiscal year due to rounding.

20. SUBSEQUENT EVENTS

As of December 31, 2013, the Company had a 15% investment in JJC Washington I, LLC, a joint venture with its franchisee in the Washington, D.C. area, and accounts for its investment under the equity method. The Company suspended recording losses on this investment and will record equity earnings when the unrecognized equity losses are fully offset by unrecognized equity earnings. In February 2015, the Company entered into an agreement to invest $450,000 to develop and protect our brand in a new market.

In September 2014, the Company acquired 26 domestic stores in the Midwest from a former franchise partner, of which three were immediately closed, pursuant to a Settlement and General Release Agreement. At fiscal year-end these stores had been approved for sale and a search for active buyers was in place, however, the stores needed additional refresh work performed and store operating processes streamlined and were not in saleable condition. Subsequent to year end, the stores converted into saleable condition and met all the criteria for classification as assets held for sale.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s controls are designed to do, and management necessarily was required to apply its judgment in evaluating the risk related to controls and procedures.

In connection with the preparation of this Annual Report on Form 10-K, as of December 30, 2014, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting,” we have identified a material weakness in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Due to this material weakness, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 30, 2014. These conclusions were communicated to the Audit Committee. Notwithstanding the existence of the material weakness described below, management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for all periods and dates presented.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 30, 2014. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (1992). Based on this assessment, our CEO and CFO concluded that our internal control over financial reporting was not effective as of December 30, 2014 based on the criteria set forth by COSO in Internal Control — Integrated Framework (1992).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness we identified relates to an insufficient complement of finance and accounting resources within the organization, in part attributable to employee turnover related to recently implemented cost reductions and infrastructure changes, to ensure the proper application of U.S. GAAP with respect to the Company’s non-routine transactions. Specifically, we have determined that (1) our controls over non-routine transactions were not designed to capture all non-routine activities and (2) our controls were not designed to ensure that non-routine transactions are adequately analyzed and accounted for in accordance with GAAP. While the material weakness resulted in audit adjustments during our fourth quarter ended December 30, 2014, it did not result in any material misstatements of the Company's consolidated financial statements or disclosures for any interim periods during, or for the annual periods of, our 2014, 2013 and 2012 fiscal years. However, if not remediated, the material weakness could result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

The effectiveness of the Company’s internal control over financial reporting as of December 30, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Remedial Actions

We plan to address the material weaknesses identified as follows:

•	Augmentation of our finance and accounting staff with additional personnel and evaluation of our personnel in all key finance and accounting positions.

•	Documentation of key policies and internal control procedures for significant accounting areas with an emphasis on implementing additional procedures to identify and properly account for complex non-routine transactions.

Management believes the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. We cannot assure you, however, when we will remediate such weakness, nor can we be certain of whether additional actions will be required or the costs of any such actions.

Changes in Internal Control Over Financial Reporting

During our last fiscal quarter we implemented a number of strategic initiatives focused on cost reductions, including the implementation of our arrangement with a third party provider of technology and outsourcing services and a workforce reduction of approximately 11% of our employees at our support center. While we expect the impact of these initiative will lessen as we complete our transitional steps in our outsourcing arrangement, these initiatives contributed to the lack of availability of finance and accounting resources which materially affected our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

NONE

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Jamba, Inc.:

We have audited Jamba Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A(b) of the Company’s December 30, 2014 annual report on Form 10-K.. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to an insufficient complement of finance and accounting resources with adequate skills within the organization to ensure the proper application of U.S. GAAP with respect to the Company’s non-routine transactions has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jamba, Inc. and its subsidiaries as of December 30, 2014 and December 31, 2013, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the fiscal years ended December 30, 2014, December 31, 2013 and January 1, 2013. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated March 27, 2015 which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Jamba, Inc. has not maintained effective internal control over financial reporting as of December 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

San Francisco, California

March 27, 2015

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Directors of the Company is incorporated herein by reference from the Company’s 2015 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2014 fiscal year.

Information regarding the Executive Officers of the Company is contained in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company’s 2015 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2014 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, information required by Item 12 is incorporated herein by reference from the Company’s 2015 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2014 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference from the Company’s 2015 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2014 fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from the Company’s 2015 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2014 fiscal year.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report:

(1) List of Financial Statements

The following consolidated financial statements are included herein in Part II, Item 8 of this Annual Report on Form 10-K:

(2) Schedules to Financial Statements:Schedule II

All other financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company’s Consolidated Financial Statements and Notes thereto or included in Part II, Item 8 of this Annual Report on Form 10-K.

(3) List of Exhibits

Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Emeryville, State of California, on the 27th day of March, 2015.

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

Name	Title	Date
/s/ James D. White James D. White	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 27, 2015
/s/ Karen L. Luey Karen L. Luey	Chief Financial Officer, Chief Administrative Officer, Executive Vice President and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 27, 2015
/s/ Michael A. Depatie Michael A. Depatie	Director	March 27, 2015
/s/ Lorna Donatone Lorna Donatone	Director	March 27, 2015
/s/ Richard L. Federico Richard L. Federico	Director	March 27, 2015
/s/ Andrew Heyer Andrew Heyer	Director	March 27, 2015
/s/ Lesley H. Howe Lesley H. Howe	Director	March 27, 2015
/s/ Marvin Igelman Marvin Igelman	Director	March 27, 2015
/s/ David A. Pace David A. Pace	Director	March 27, 2015
/s/ James C. Pappas James C. Pappas	Director	March 27, 2015
/s/ Glenn W. Welling Glenn W. Welling	Director	March 27, 2015

JAMBA, INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 30, 2014, December 31, 2013, and January 1, 2013
(In thousands)

Allowance for Doubtful Accounts

	Balance at the Beginning of the Period	Charged to Expenses	Charged (Credited) to Other Accounts	Deductions	Balance at the End of the Period
Year ended December 30, 2014	$291	$54	$—	$(63)	$280
Year ended December 31, 2013	$108	$183	$—	$—	$291
Year ended January 1, 2013	$294	$56	$—	$(242)	$108

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-32552	3.1	December 5, 2006
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	8-K	001-32552	3.2	December 5, 2006
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	8-K	001-32552	3.1	May 31, 2013
3.4	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock	8-K	001-32552	3.1	October 9, 2008
3.5	Certificate of Designation of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock	8-K	001-32552	3.1	June 17, 2009
3.6	Amended and Restated Bylaws of the Company	8-K	001-32552	3.3	August 17, 2010
4.1	Specimen Common Stock Certificate	S-1	333-122812	4.2	February 14, 2005
4.2	Rights Agreement, effective as of October 8, 2008 between Jamba, Inc. and Continental Stock Transfer & Trust Company as Rights Agent	8-K	001-32552	4.1	October 9, 2008
4.3	Amendment No. 1 to Rights Agreement dated June 16, 2009 between Jamba, Inc. and Continental Stock Transfer & Trust Company as Rights Agent	8-K	001-32552	4.3	June 17, 2009
4.4	Registration Rights Agreement dated June 16, 2009 between Jamba, Inc., the Investors and North Point	8-K	001-32552	4.1	June 17, 2009
10.1	Form of Indemnity Agreement entered into between the Company and its directors, officers and certain other employees	8-K	001-32552	10.1	December 5, 2006
10.2	Form of Distribution Agreement by and between Jamba Juice Company and various suppliers	8-K	001-32552	10.4	December 5, 2006
10.3	Office Lease for the property located at 6475 Christie Avenue, Emeryville, CA 94608, by and between Jamba Juice Company and Bay Center Office, LLC dated July 28, 2006	8-K	001-32552	10.5	December 5, 2006

10.4	Amended and Restated 1994 Stock Incentive Plan**	8-K	001-32552	10.16	December 5, 2006
10.5	2001 Equity Incentive Plan**	8-K	001-32552	10.17	December 5, 2006
10.6	Jamba, Inc. Amended and Restated 2006 Employee, Director and Consultant Stock Plan**	DEF14A	001-32552	Annex A	April 1, 2010
10.7	Form of Incentive Stock Option Plan under the 2006 Plan**	10-Q	001-32552	10.2	August 17, 2011
10.8	Form of Non-Qualified Stock Option Agreement under the 2006 Plan**	10-Q	001-32552	10.3	August 17, 2011
10.9	Form of Restricted Stock Units Agreement under the 2006 Plan**	10-Q	001-32552	10.4	August 17, 2011
10.10	Jamba, Inc. 2010 Employee Stock Purchase Plan	DEF14A	001-32552	Annex B	April 1, 2010
10.11	Non-employee Director Compensation Policy, as amended**	10-K	001-32552	10.11	March 7, 2013
10.12	Distribution Service Agreement by Systems Services of America and Jamba Juice Company dated as of December 16, 2012*	10-K	001-32552	10.11	March 7, 2013
10.13	Form of Executive Employment Agreement entered into between Jamba Juice Company and each of Karen L. Luey, Thibault de Chatellus, Steve Adkins, Greg Schwartz and Susan Shields**	8-K	001-32552	10.1	October 14, 2008
10.14	Employment Agreement dated November 17, 2008 between Jamba Juice Company and James White**	8-K	001-32552	10.1	November 18, 2008
10.15	Notice of Grant of Non-Qualified Stock Option and Non-Qualified Stock Option Agreement, Dated December 1, 2008, entered into between Jamba, Inc. and James White**	10-K	001-32552	10.22	March 16, 2009
10.16	Jamba, Inc. Management Incentive Plan**	8-K	001-32552	10.1	December 21, 2010
10.17	Credit Agreement dated as of February 14, 2012 by and among the Company, Jamba Juice company and Wells Fargo Bank, National Association	10-K	001-32552	10.18	March 9, 2012
10.18	Amendment to the Credit Agreement dated as of November 1, 2012 by and among the Company, Jamba Juice Company and Wells Fargo Bank, National Association	10-K	001-32552	10.19	March 7, 2013

10.19	First Amendment to Office Lease for the property located at 6475 Christie Avenue, Emeryville, CA 94608, by and between Jamba Juice Company and Bay Center Investor, LLC, dated March 25, 2011	10-Q	001-32552	10.1	August 2, 2012
10.20	Second Amendment to Office Lease for the property located at 6475 Christie Avenue, Emeryville, CA 94608, by and between Jamba Juice Company and Bay Center Investor, LLC, dated May 31, 2012	10-Q	001-32552	10.2	August 2, 2012
10.21	Jamba, Inc. 2013 Equity Incentive Plan**	8-K	001-32552	10.1	May 16, 2013
10.22	Form of Notice of Grant of Stock Option under 2013 Equity Incentive Plan**	8-K	001-32552	10.2	May 16, 2013
10.23	Form of Stock Option Agreement under 2013 Equity Incentive Plan**	8-K	001-32552	10.3	May 16, 2013
10.24	Form of Notice of Grant of Restricted Stock under 2013 Equity Incentive Plan**	8-K	001-32552	10.4	May 16, 2013
10.25	Form of Restricted Stock Agreement under 2013 Equity Incentive Plan**	8-K	001-32552	10.5	May 16, 2013
10.26	Form of Notice of Grant of Restricted Stock Unit under 2013 Equity Incentive Plan**	8-K	001-32552	10.5	May 16, 2013
10.27	Form of Restricted Stock Unit Agreement under 2013 Equity Incentive Plan**	8-K	001-32552	10.7	May 16, 2013
10.28	Second Amendment to the Credit Agreement dated as of July 22, 2013 by and among the Company, Jamba Juice Company and Wells Fargo Bank, National Association	10-Q	001-32552	10.8	August 6, 2013
10.29	Executive Retention and Severance Plan**	10-Q	001-32552	10.9	August 6, 2013
10.30	Amendment to Severance Arrangements with Bruce Schroder, dated as of October 7, 2013**	10-K	001-32552	10.30	March 10, 2014
10.31	Amendment and Limited Waiver, dated November 4, 2013, to the Credit Agreement dated as of July 22, 2013 by and among the Company, Jamba Juice Company and Wells Fargo Bank, National Association	10-K	001-32552	10.31	March 10, 2014

10.32	Nonemployee Director Restricted Stock Unit Deferral Program and Election Notice	10-Q	001-32552	10.1	August 11, 2014
14.1	Code of Business Conduct and Ethics	8-K	001-32552	14.1	December 5, 2006
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm–KPMG LLP					X
24	Power of Attorney, included on signature page hereto					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

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

