Form 10-K/A
period 2014-12-30
JAMBA, INC.
filed 2015-04-20
CIK 1316898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 001-32552

Jamba, Inc.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 30, 2014 (the “Original Filing”). In the process of filing the Original Filing, a clerical error was made wherein an earlier draft of Item 9A was erroneously included in place of the final version of Item 9A. The sole purpose of this Amendment No. 1 is to amend the disclosure included in Item 9A to include the final version of Item 9A, which revises, among other things, the description of the material weakness identified by management as well as the remedial actions to be undertaken by management.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new Rule 13a-14(a)/15d-14(a) certifications, which are attached as exhibits hereto. Because no financial statements or other financial information has been amended by or included in this Amendment No. 1 on Form 10-K/A, paragraph 3 of the certifications has been omitted.

This Amendment No. 1 on Form 10-K/A does not change or update any other disclosure contained in the Original Filing, including, without limitation, the Reports of Independent Registered Public Accounting Firm included in Items 8 and 9B of the Original Filing.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 30, 2014, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting,” we have identified a material weakness in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Because of this material weakness, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 30, 2014. These conclusions were communicated to the Audit Committee. Notwithstanding the existence of the material weakness described below, management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for all periods and dates presented.

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).  Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 30, 2014. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (1992). Based on this assessment, our CEO and CFO concluded that our internal control over financial reporting was not effective as of December 30, 2014 based on the criteria set forth by COSO in Internal Control — Integrated Framework (1992) because of the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness we identified relates to an insufficient complement of finance and accounting resources with adequate skills within the organization to ensure the proper application of U.S. GAAP with respect to the Company’s non-routine transactions. Specifically, we have determined that (1) our controls over non-routine transactions were not operating effectively to identify such non-routine transactions and (2) our controls were not operating effectively to ensure that non-routine transactions were adequately accounted for in accordance with GAAP. The material weakness resulted in adjustments during our fourth quarter ended December 30, 2014, impacting property, fixtures and equipment, net, trademarks and other intangible assets, net, other long-term assets, additional paid-in capital, general and administrative and other operating, net. If not remediated, there is a reasonable possibility the material weakness could result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

The effectiveness of the Company’s internal control over financial reporting as of December 30, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 9B of this Annual Report on Form 10-K.

(c)	Remedial Actions

Management believes that the material weakness identified was due in part to employee turnover related to recently implemented cost reductions and infrastructure changes and did not result in any material misstatements of the Company’s consolidated financial statements or disclosures for any interim periods during, or for the annual periods of our 2014, 2013 and 2012 fiscal years.

We plan to address the material weakness identified by augmenting our finance and accounting staff with additional qualified personnel and evaluating our current personnel in key finance and accounting positions.

Management believes that the remediation efforts to be undertaken will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. We cannot assure you, however, when we will remediate such weakness, nor can we be certain of whether additional actions will be required or the costs of any such actions.

(d)	Changes in Internal Control Over Financial Reporting

Other than the material weakness referenced above there were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

3.

The information required by this item is incorporated by reference from the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Emeryville, State of California, on April 17, 2015.

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