Form 10-Q
period 2015-03-31
JAMBA, INC.
filed 2015-05-11
CIK 1316898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of common stock, $0.001 par value, of Jamba, Inc. issued and outstanding as of May 5, 2015 was 15,997,796.

JAMBA, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED March 31, 2015

Exhibits
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JAMBA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)	March 31, 2015	December 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$8,116	$17,750
Receivables, net of allowances of $272 and $280	16,226	16,977
Inventories	2,267	2,300
Prepaid and refundable taxes	329	474
Prepaid rent	2,931	504
Assets held for sale	22,875	24,351
Prepaid expenses and other current assets	7,554	8,105
Total current assets	60,298	70,461
Property, fixtures and equipment, net	16,002	16,445
Goodwill	897	982
Trademarks and other intangible assets, net	1,295	2,360
Other long-term assets	1,969	2,241
Total assets	$80,461	$92,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,310	$3,926
Accrued compensation and benefits	4,813	6,325
Workers’ compensation and health insurance reserves	1,680	1,311
Accrued jambacard liability	32,368	38,184
Other current liabilities	21,005	16,454
Total current liabilities	62,176	66,200
Deferred rent and other long-term liabilities	8,643	9,544
Total liabilities	70,819	75,744

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value, 30,000,000 shares authorized; 17,523,014 and 16,166,869 shares issued and outstanding at March 31, 2015, respectively and 16,567,803 shares issued and outstanding at December 30, 2014,	$18	$17
Additional paid-in capital	397,928	396,629
Treasury shares, at cost	(18,674)	(11,991)
Accumulated deficit	(369,792)	(368,041)
Total equity attributable to Jamba, Inc.	9,480	16,614
Noncontrolling interest	162	131
Total stockholders’ equity	9,642	16,745
Total liabilities and stockholders’ equity	$80,461	$92,489

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Week Period Ended	13 Week Period Ended
(In thousands, except share and per share amounts)	March 31, 2015	April 1, 2014
Revenue:
Company stores	$47,728	$47,272
Franchise and other revenue	4,776	4,361
Total revenue	52,504	51,633

Costs and operating expenses:
Cost of sales	12,407	11,582
Labor	16,088	14,330
Occupancy	6,835	6,967
Store operating	8,034	7,402
Depreciation and amortization	1,873	2,618
General and administrative	8,963	8,350
Other operating, net	(28)	603
Total costs and operating expenses	54,172	51,852
Loss from operations	(1,668)	(219)

Other income (expense), net:

Interest income	15	16
Interest expense	(41)	(46)
Total other expense, net	(26)	(30)

Loss before income taxes	(1,694)	(249)
Income tax (expense) benefit	(26)	5
Net loss	(1,720)	(244)
Less: Net income attributable to noncontrolling interest	31	—
Net loss attributable to Jamba, Inc.	$(1,751)	$(244)

Weighted-average shares used in the computation of loss per share:
Basic	16,370,885	17,165,087
Diluted	16,370,885	17,165,087

Loss per share attributable to Jamba, Inc. common stockholders:
Basic	$(0.11)	$(0.01)
Diluted	$(0.11)	$(0.01)

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 Week Period Ended	13 Week Period Ended
(In thousands)	March 31, 2015	April 1, 2014
Net loss	$(1,720)	$(244)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,873	2,618
Lease termination, store closure costs, impairment and gain on disposals	(540)	(312)
Jambacard breakage income	(1,022)	(524)
Share-based compensation	1,146	735
Bad debt, purchase obligation and trade credits	175	76
Deferred rent	(261)	(2,296)
Equity loss	204	—
Changes in operating assets and liabilities:
Receivables	739	2,196
Inventories	(123)	11
Prepaid and refundable taxes	145	124
Prepaid rent	(2,427)	(2,603)
Prepaid expenses and other current assets	(63)	329
Other long-term assets	962	15
Accounts payable	(2,528)	(1,516)
Accrued compensation and benefits	(1,512)	(1,711)
Workers’ compensation and health insurance reserves	369	(57)
Accrued jambacard liability	(4,794)	(3,549)
Other current liabilities	4,532	1,609
Deferred rent and other long-term liabilities	(610)	360
Cash used in operating activities	$(5,455)	$(4,739)
Cash provided by (used in) investing activities:
Capital expenditures	(420)	(2,656)
Proceeds from sale of stores	2,333	—
Cash provided by (used in) investing activities	$1,913	$(2,656)
Cash provided by (used in) financing activities:
Payments for treasury shares	(6,265)	—
Proceeds pursuant to stock plans	185	303
Payments on capital lease obligations	(12)	—
Cash provided by (used in) financing activities	$(6,092)	$303
Net decrease in cash and cash equivalents	(9,634)	(7,092)
Cash and cash equivalents at beginning of period	17,750	32,386
Cash and cash equivalents at end of period	$8,116	$25,294

Supplemental cash flow information:
Cash paid for interest	$8	$43
Income taxes paid	—	12
Noncash investing and financing activities:
Accrued property, fixtures and equipment in additions	$494	$1,304
Noncash purchase of shares of Jamba, Inc.	$418	$—

See accompanying notes to condensed consolidated financial statements.

JAMBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Jamba, Inc. through its wholly-owned subsidiary, Jamba Juice Company, is a healthy, active lifestyle brand with a robust global business driven by a portfolio of franchised and company-owned Jamba Juice® stores and licensed JambaGO® and Jamba Smoothie StationTM formats. The Jamba® brand includes innovative product platforms and both licensed and company driven consumer packaged goods. We are a leading restaurant retailer of “better-for-you” specialty food and beverage offerings which include great tasting, whole fruit smoothies, fresh squeezed juices and juice blends, Energy BowlsTM, hot teas, and a variety of food items, including hot oatmeal, breakfast wraps, sandwiches, Artisan FlatbreadsTM , baked goods, and snacks. Jamba Juice Company continues to expand the Jamba brand by direct selling of consumer packaged goods (“CPG”) products, and by licensing its trademarks for CPG products sold through retail channels such as grocery stores, warehouse clubs, and convenience stores.

As of March 31, 2015, there were 867 Jamba Juice stores globally, consisting of 259 Company-owned and operated stores (“Company Stores”), 546 franchisee-owned and operated stores (“Franchise Stores”) in the United States, and 62 Franchise Stores in international locations (“International Stores”).

Basis of Presentation — The consolidated financial statements include the accounts of the Company and Jamba Juice Company and also include Jamba Juice Company’s 88% owned subsidiary, Jamba Juice Southern California, LLC (“JJSC LLC”). All intercompany balances and transactions have been eliminated. The equity method of accounting is used to account for JJSC LLC because Jamba Juice Company exercises significant influence over the operations and financial policies of its partners. Accordingly, the carrying value of this investment is reported in other long-term assets, and the Company’s equity in the net income and losses of its equity investment is reported in other operating, net.

Unaudited Interim Financial Information—The condensed consolidated balance sheet as of March 31, 2015 and the condensed consolidated statements of operations, stockholders’ equity and cash flows for each of the 13 week periods ended March 31, 2015 and April 1, 2014 have been prepared by the Company, without audit, and have been prepared on the same basis as the Company’s audited consolidated financial statements. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position as of March 31, 2015 and the results of operations and cash flows for the 13 week periods ended March 31, 2015 and April 1, 2014. The condensed consolidated balance sheet as of December 30, 2014 has been derived from the Company’s audited consolidated financial statements.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 30, 2014.

Advertising Fund —The Company participates with its franchisees in an advertising fund to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchise owners. Contributions to the advertising fund are required for Company Stores and traditional Franchise Stores, and are generally based on a percentage of store sales. The Company has control of the advertising fund. The fund is consolidated and the Company reports all assets and liabilities of the fund that it consolidates.

The advertising fund assets, consisting primarily of accounts receivable from franchisees, can only be used for selected purposes and are considered restricted. The advertising fund liabilities represent the corresponding obligation arising from the receipts of the marketing program. The receipts from the franchisees are recorded as a liability against which specified advertising costs are charged. The Company does not reflect franchisee contributions to the fund in its condensed consolidated statements of operations.

Advertising fund assets as of March 31, 2015 include $1.7 million of receivables from franchisees, which is recorded in receivables on the condensed consolidated balance sheet. Advertising fund liabilities as of March 31, 2015 of $1.6 million are reported in other current liabilities and accounts payable on the condensed consolidated balance sheet.

Advertising fund assets as of December 30, 2014 include $1.2 million of receivables from franchisees, which is recorded in receivables on the condensed consolidated balance sheet. Advertising fund liabilities as of December 30, 2014 of $1.0 million are reported in other current liabilities and accounts payable on the condensed consolidated balance sheet.

Assets Held For Sale — The Company classifies assets as held for sale and suspends depreciation and amortization when approval at the appropriate level has been provided for disposal, the assets can be immediately removed from operations, an active program has begun to locate a buyer, the assets are being actively marketed for sale at or near their current fair value, significant changes to the plan of sale are not likely and the sale is probable within one year. Upon classification as held for sale, long-lived assets are no longer depreciated, and an assessment of impairment is performed to identify and expense any excess of carrying value over fair value less costs to sell. Subsequent changes to the estimated fair value less the costs to sell will impact the measurement of assets held for sale. To the extent fair value increases, any impairment previously taken is reversed. If the carrying value of the assets held for sale exceeds the fair value less costs to sell, the Company will record an expense for the amount of the excess. The Company also reclassifies the associated prior year balances.

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

Anti-dilutive shares including restricted stock awards, warrants and stock options totaling 1.6 million and 1.5 million have been excluded from the calculation of diluted weighted-average shares outstanding for the 13 week period ended March 31, 2015 and for the 13 week period ended April 1, 2014, respectively.

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

Recent Accounting Pronouncements — In April 2015, the Financial Accounting Standards Board (the "FASB") issued amended guidance which requires debt issuance costs to be presented as a direct deduction from the carrying value of the associated debt liability rather than as separate assets on the balance sheet. The recognition and measurement guidance for debt issuance costs are not affected by this amendment.  This amended guidance will be effective for the Company beginning fiscal year 2016. Early adoption is permitted, and the new guidance will be applied on a retrospective basis. The Company does not expect the adoption of this amended guidance to have a significant impact on its Consolidated Financial Statements.

In February 2015, the FASB issued amended guidance to the consolidation standard which updates the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendment modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, among other provisions. This amended guidance will be effective for the Company beginning fiscal year 2016.  Early adoption is permitted.  The Company is currently assessing the impact the adoption of the amended guidance will have on its Consolidated Financial Statements.

In January 2015, the FASB issued amended guidance which eliminates the concept of extraordinary items from generally accepted accounting principles. This amendment is effective beginning January 1, 2016, and may be applied retrospectively or prospectively. Early adoption is permitted. Prior to this amendment, an entity was required to separately classify and present an event or transaction that was determined to be both unusual in nature and infrequent in occurrence as an extraordinary item, net of tax, after income from continuing operations in the income statement. Upon adopting this amended guidance, a material event or transaction that an entity considers to be unusual or infrequent, or both, may still be presented separately but will now be presented on a pre-tax basis within income from continuing operations or disclosed in the notes to the financial statements. The Company does not expect this guidance to have a significant impact on its Consolidated Financial Statements.

2. SHARE-BASED COMPENSATION

A summary of stock option activity under the Plans as of March 31, 2015, and changes during the 13 week period then ended is presented below (shares and dollars in thousands):

	Number of Options	Weighted-Average Exercise Price (per share)	Weighted-Average Contractual Term Remaining (years)	Aggregate Intrinsic Value
Options outstanding at December 30, 2014	889	$10.89	4.74	$6,110
Options granted	955	13.94
Options exercised	(37)	4.92
Options canceled	(5)	38.67
Options outstanding at March 31, 2015	1,802	$12.55	7.42	$6,539
Options vested or expected to vest at March 31, 2015	1,496	$12.28	6.90	$18,361
Options exercisable at March 31, 2015	782	$11.10	4.31	$8,674

During the 13 week period ended March 31, 2015, 1.0 million stock options were granted under the 2013 Equity Incentive Plan at a weighted average grant date fair value of $6.04. The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Weighted-average risk-free interest rate	1.7%
Expected life of options (years)	5.85
Expected stock volatility	43.7%
Expected dividend yield	0%

No stock options were granted during the 13 week period ended April 1, 2014.

Restricted Stock — Information regarding activities during the thirteen week period ended March 31, 2015 for outstanding restricted stock units (RSUs) granted under the 2013 Equity Incentive Plan is as follows (shares in thousands):

	Number of shares of RSUs	Weighted- Average Grant Date Fair Value (per share)

RSUs outstanding as of December 30, 2014	341	$11.95
RSUs granted	3	$15.01
RSUs forfeited (canceled)	(4)	$13.78
RSU vested	(7)	$13.94

RSUs outstanding as of March 31, 2015	333	$11.91

During the 13 week period ended March 31, 2015, three thousand RSU’s were granted under the 2013 Equity Incentive Plan at a weighted average grant date fair value of $15.01. During the 13 week period ended April 1, 2014, 0.1 million RSUs were granted under the 2013 Equity Incentive Plan at a weighted average grant date fair value of $12.34.

Performance Stock — No performance stock units (“PSUs”) were granted or vested during the 13 week periods ended March 31, 2015 or April 1, 2014.

Share-based compensation expense, which is included in general and administrative expenses, was $1.1 million and $0.7 million for the 13 week periods ended March 31, 2015 and April 1, 2014, respectively. At March 31, 2015, unvested share-based compensation for stock options and restricted stock awards, net of forfeitures, totaled $6.4 million. This expense will be recognized over the remaining weighted average vesting period of approximately 3 years. There was no income tax benefit related to share-based compensation expense during the 13 week periods ended March 31, 2015, and April 1, 2014.

3. ASSETS HELD FOR SALE

In November 2014, the Company announced plans to transition to an asset light model through the refranchising of Company stores. In connection with that planned transition, 100 company stores met the criteria as assets held for sale as of December 30, 2014. During the 13 week period ended March 2015, an additional 109 stores met the criteria to be classified as assets held for sale. A loss of $1.1 million was taken in March 2015 as a result of the reclassification of 14 of the stores to reflect the adjustment to the lower of the net book value or fair value less costs to sell. As of March 31, 2015 and December 30, 2014 assets of $22.9 million and $24.4 million, respectively, including goodwill of $0.3 million and $0.2 million, respectively, and are reflected as held for sale in the accompanying condensed consolidated balance sheets.

Assets held for sale at March 31, 2015, reflects 100 stores that met the criteria for classification as assets held for sale as of December 30, 2014 and an additional 109 stores met that criteria during the quarter ended March 31, 2015. The Company estimates that more than 85% of the store disposals will be completed during the second quarter of 2015. The remaining store disposals are expected to be completed during the third quarter of 2015. Gain or loss on the disposal of assets held for sale is reported in other operating, net on the condensed consolidated statement of operations. During the quarter ended March 31, 2015, the Company sold assets held for sale of two stores for $1.5 million resulting in a gain of $1.3 million.

On April 28, 2015, the Company sold 21 of the stores recorded in assets held for sale at March 31, 2015 for proceeds of $4.9 million.

4. FAIR VALUE MEASUREMENT

Financial Assets and Liabilities

The following table represents our financial assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2015 and December 30, 2014 by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
March 31, 2015
Liabilities:
Contingent consideration (1)	$—	$—	$156

December 30, 2014
Liabilities:
Contingent consideration (2)	$—	$—	$156

(1)	$0.2 million included in deferred rent and other long-term liabilities on the condensed consolidated balance sheet at March 31, 2015.
(2)	$0.2 million included in deferred rent and other long-term liabilities on the condensed consolidated balance sheet at December 30, 2014.

As of March 31, 2015, the fair value of contingent consideration is $0.2 million, resulting in no gain or loss for the 13 week period ended March 31, 2015. At December 30, 2014, the fair value was $0.2 million.

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

5. CREDIT AGREEMENT

On February 14, 2012, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association (the “Lender”) which, as amended on November 1, 2012, July 22, 2013 and November 4, 2013 (as amended, the “Credit Agreement”), makes available to the Company a revolving line of credit in the amount of $15.0 million. The outstanding balance under the Credit Agreement bears interest at a LIBOR Market Index Rate based upon the rate for one month U.S. dollar deposits, plus 2.50% per annum. Under the terms of the Credit Agreement, the Company is required to maintain maximum consolidated leverage ratios, minimum levels of tangible net worth and a minimum fixed charge coverage ratio. The Credit Agreement terminates July 22, 2016 or may be terminated earlier by the Company or by the Lender. This credit facility is subject to customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions and dispositions of assets. The credit facility is evidenced by a revolving note made by the Company in favor of the Lender, is guaranteed by the Company and is secured by substantially all of its assets including the assets of its subsidiaries and a pledge of stock of its subsidiaries. In addition, the Credit Agreement replaced restricted cash requirements established in prior periods, as the line of credit also collateralizes the Company’s outstanding letters of credit of $1.5 million as of March 31, 2015.

During the 13 week period ended March 31, 2015, there were no borrowings under the Credit Agreement. To acquire the credit facility, the Company incurred upfront fees which are being amortized over the term of the Credit Agreement. As of March 31, 2015 and December 30, 2014, the unamortized commitment fee amount was not material. As of March 31, 2015, the Company was in compliance with all the financial covenants to the Credit Agreement. The unused borrowing capacity under the agreement on March 31, 2015, was $13.5 million.

6. STOCK REPURCHASES

On October 29, 2014, the Board of Directors authorized the repurchase of up to $25 million of shares of common stock over an 18-month period (the "2014 Stock Repurchase Program"). During the thirteen week period ended March 31, 2015, the Company repurchased in the open market 445,414 shares under this program at an average price per share of $15.00 for an aggregate cost of $6.7 million. Shares purchased under the 2014 Stock Repurchase Program are considered treasury stock until retired. The Company's total shares of common stock repurchased since inception through March 31, 2015 was 1.4 million, at an average price per share of $13.77.

7. OTHER OPERATING, NET

For the 13 week periods ended March 31, 2015 and April 1, 2014, the components of other operating, net were as follows (in thousands):

	13 Week Period Ended March 31, 2015	13 Week Period Ended April 1, 2014
Jambacard breakage income	$(1,022)	$(524)
Jambacard expense	111	147
Franchise expense	722	331
Store pre-opening	22	153
Impairment of long-lived assets	—	30
Store lease termination and closure	22	18
CPG and JambaGO® direct expense	610	568
(Gain) loss on disposal of fixed assets	(778)	(67)
Franchise bad debt	12	(9)
(Gain) loss on investments	204	—
Other	69	(44)

	$(28)	$603

Gain/loss on Disposal of Fixed Assets — The Company recognized a gain on disposal of fixed assets of $0.8 million and $0.1 million during the quarter ended March 31, 2015 and April 1, 2014, respectively. Gain on disposal of fixed assets during the quarter ended March 31, 2015 included $1.9 million for sale of fixed assets of refranchised Company Stores. This gain included $1.3 million related to assets held for sale at December 30, 2014. In addition, the Company recorded a $1.1 million write-down relating to assets held for sale at March 31, 2015 that were sold subsequent to March 31, 2015.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions.) Forward-looking statements include, but are not limited to, statements concerning projected new store openings, revenue growth rates, and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive conditions. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2014.

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

EXECUTIVE OVERVIEW

Key Overall Strategies

Our BLEND Plan, launched in 2009, continues to guide the Company’s strategy toward transforming Jamba into a globally recognized healthy, active lifestyle brand. The BLEND Plan is our strategic roadmap to transform Jamba into a global lifestyle brand and a best-in-class franchisor, as well as guiding our commitment to creating greater shareholder value through a number of strategic initiatives. Our BLEND Plan priorities include driving the expansion of our franchise base on a global basis, increasing store level profitability through cost optimization plans, continuing to develop our brand equity and becoming the clear leader in product platforms like smoothies, juices and bowls.

In addition, during fiscal 2015 we will continue to focus on accelerating our move to an asset-light model through our refranchising initiatives, with a goal to bring us to a greater than 90% franchise system by the end of the current fiscal year.

2015 First Quarter Financial Summary

•	Company Stores comparable sales increased 6.0% for the quarter compared to the prior year. System-wide comparable sales increased 5.0% and Franchise Store comparable sales increased 4.2% for the quarter compared to the prior year. System- wide and Franchise Store comparable store sales are non-GAAP financial measures and represent the change in year-over-year sales for all Company and Franchise Stores (system-wide) and for all Franchise Stores, respectively, opened for at least one full fiscal year.

•	Net loss was $(1.8) million compared to a net loss of $(0.2) million for the prior year.

•	Total revenue for the quarter increased 1.7% to $52.5 million from $51.6 million for the prior year, primarily due to the 6.0% increase in Company Store comparable sales and increased JambaGO® revenues.

•	Loss from operations was $(1.7) million and operating margin was (3.2)% for the quarter.

•	General and administrative expenses for the 13 weeks ended March 31, 2015 increased 7.1% to $9.0 million compared with $8.4 million for the prior year period. General and administrative expenses for 2015 are targeted for approximately $30 million as we move toward the asset-light business model.

•	Shares repurchased during the quarter were 445,414, utilizing $6.7 million under the $25 million 2014 Stock Repurchase Program. Cumulatively through the end of the first quarter, 1,356,227 shares were repurchased for $18.7 million under this program.

•	Plans were accelerated to move to a greater than 90% franchise system by the end of fiscal 2015. We reached an agreement to refranchise 100 company-owned stores in San Francisco, Sacramento and San Diego to the Vitaligent group for $36 million in cash. Under our accelerated initiative, we plan to refranchise approximately 90 -100 additional stores by the end of the current fiscal year, which positions us to reach our accelerated, cumulative goal of a 90% franchise system. We expect to receive cash proceeds of $55 -$70 million from these refranchise transactions.

•	Franchisees opened six new Jamba Juice stores globally. At March 31, 2015, there were 867 stores globally; 259 Company Stores, 546 Franchise Stores and 62 International Stores.

Fiscal 2015 First Quarter Business Highlights

Brand activation and leadership

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

We continue to enhance our multi-channel marketing efforts in 2015 through several activities centered on Jamba’s nutritional products. We look to support consumers’ focus on new fitness goals in the new year by promoting our Whole Food Nutrition juices and smoothies in our New Year/ New You campaign. The campaign was launched by a homepage take-over on Men’s Fitness online, through social media, and via our loyalty program. We also launched our “Amazing Greens” and “Green is Good” campaign in the first quarter, which guarantees that consumers will enjoy Jamba vegetable based beverages or have them replaced with another Jamba product of equal value. Awareness was generated via in-store point of purchase, online and social media and through a robust public relations campaign in major media markets.

By leveraging technology and online services and partners, including Yelp®, ApplePay®, Google® and others, we connect with today’s tech-savvy consumers, helping them locate stores, order ahead, speed up transactions and improve the online and in-store experience. In the first quarter we launched an improved Jamba website and surpassed the 2 million member mark in our Jamba Insider Rewards (JIR) loyalty program. Through JIR, we distribute monthly emails to our members, informing them of new products and promotions.

We also continue to enhance our presence in social media, increasing our following on Facebook (almost 1.8 million followers as of March 2015), Twitter and Instagram with postings that receive increasing favor with Jamba fans. Our YouTube channel continues to attract fans and increase awareness with the addition of fun and informative videos leveraging registered dieticians who sit on the Jamba Healthy Living Council and NFL star Vernon Davis. Our high-profile influencers and celebrity athletes post in support of our products and promotions on an ongoing basis.

We continue to reaffirm our heritage as a good partner in the community. In February 2015, we launched a month-long fundraising campaign to support the American Heart Association (AHA). The AHA “Heart-Check” called out specific products on the Jamba menu board as being approved by the AHA for their nutritional value. We also partnered with the National Gardening Association and the GenYouth Foundation programs and media events focused on kids’ health, and we launched a new fundraising card to help support schools in our markets.

We also broadened our sponsorship efforts nationally. We were a sponsor at high-profile events including the Oscars, the NBA All-Star weekend and on popular TV shows like The Doctors and Good Morning America. We had Jamba events, signage and sampling at sports venues with the Golden State Warriors and Portland TrailBlazers of the NBA. Through our Team For a Healthy America partnerships, we held fitness clinics and donated garden grants to schools across the country.

Our marketing campaigns included promotional offers capitalizing on Valentine’s Day and St. Patrick’s Day. We worked with local franchisees on dozens of local promotions designed to increase trial and awareness. Our continued efforts to support our juice platform focused on our new Cold Pressed Juice in key markets in California and New York.

Leverage an innovative in-store experience to drive four-wall profitability

We are highly focused on improving 4-wall margins and profitability. However, the accelerated launch in late 2014 of our innovative, on-trend, made to order juices and bowls led to higher labor costs, due to increased hiring to combat a strain on speed-of- service, and also increased cost of goods sold, resulting in 4-wall store profit margin decreases in the first quarter of fiscal 2015.

Early in the second quarter, we will launch operational initiatives that we believe will improve speed of service and throughput across all stores. These initiatives were tested in pilot stores during the first quarter of 2015 and we expect to see improvement in the labor line for the full year of 2015. On the cost of goods sold side, we entered into new fresh produce contracts at the end of the first quarter that will positively impact the costs of our made-to-order juices and bowls. In addition, we plan to roll out additional made-to-order juice SKU’s and improved recipe formulations by the end of the second quarter. We believe that these initiatives will improve our costs of goods sold for the full fiscal year of 2015.

As our innovative juice and bowls platforms continue to show strong performance, we believe that with these course-corrections, these product introductions will be key drivers toward the transformation of the brand and continued positive growth.

Expand retail footprint on a global basis

Our growth initiatives include multiple portfolio opportunities we have to expand our global restaurant business, including traditional and non- traditional stores, smaller footprint Smoothie Stations™ and the JambaGO® formats. As of March 31, 2015, we had 867 Jamba Juice stores globally, represented by 259 Company Stores and 546 Franchise Stores, including 40 smoothie stations in the United States, and 62 International Stores. The system is comprised of approximately 70% Franchise and International Store locations and 30% Company Store locations. We opened four Franchise Stores and two International Stores during the first quarter of 2015. We expect to open approximately 100 global store locations by the end of fiscal 2015, primarily through franchisees. JambaGO ended the quarter with approximately 2,000 units.

New products - leadership in smoothies, juices and bowls

During fiscal 2014, we launched our made-to-order, fresh fruit and vegetable juice platform in over 500 locations, and currently have this platform in 550 locations with additional units to be added throughout fiscal 2015. This platform is primarily comprised of made-to-order juices and smoothies blended with fresh, whole fruits and vegetables like kale, apples, cucumbers, ginger and chia seeds. We believe that we are in the forefront of the consumer trend towards a healthier beverage option.

In addition, we now have 348 locations in California and New York City showcasing our new line of ready-to-drink, cold-pressed juices and plan to continue to expand distribution into many additional markets across the Jamba System throughout the year. These juices are made from wholesome fruits and vegetables and are available exclusively at Jamba Juice® Stores in 12 oz. bottles for easy, on-the-go convenience and multiple-unit purchases to support routine consumption at home or the office. Our cold-pressed juices undergo high pressure processing (HPP) to extend their shelf life while protecting the nutrients and flavor of the fresh ingredients. We also developed a three-day juicing routine that combines our healthy foods and cold-pressed juices to help consumers integrate our ready-to-drink juices into their diets.

We also introduced a new line of made-to-order bowls in stores nationwide during late fiscal 2014. Jamba Energy Bowls, served in convenient, portable servings, are a nutritious blend of real, whole fruit and soymilk or fresh Greek yogurt, topped with an assortment of dry toppings and fresh fruits. Jamba Energy Bowls™ are a convenient way to get fruit, antioxidants like Vitamin C, and protein and will satisfy consumers looking for a meal replacement they can eat with a spoon.

Drive the asset-light business model to enhance shareholder value

We are committed to moving aggressively to an asset-light business model that will focus on becoming a greater than 90% franchise system by the end of fiscal year 2015. We continue to make significant progress on this and on April 1, 2015, we announced a sale of 100 company owned stores to an existing franchisee. We anticipate that this deal will close by the end of the second quarter of 2015 with estimated proceeds of $36 million. On April 28, 2015, we announced the completion of the refranchising of 21 stores to two existing franchisees. We anticipate that there will be further refranchising transactions during the second and third quarter of 2015.

To further accelerate our move to an asset-light business model, and to enhance shareholder value, we will undertake initiatives in 2015 to streamline and further reduce our general and administrative costs by fiscal 2016. As a result of the actions we took in fiscal 2014, our expectation for fiscal 2015 is to incur general and administrative costs of $30 million; and our expectation for fiscal 2016 is general and administrative costs of $25 million. We look to continue to seek ways to further reduce costs as our Company Store base shrinks due to our refranchising initiative.

RESULTS OF OPERATIONS — 13 WEEK PERIOD ENDED MARCH 31, 2015 AS COMPARED TO 13 WEEK PERIOD ENDED APRIL 1, 2014 (UNAUDITED)

	13 Week Period Ended		13 Week Period Ended
(In thousands)	March 31, 2015	% (1)	April 1, 2014	% (1)
Revenue:
Company Stores	$47,728	90.9%	$47,272	91.6%
Franchise and other revenue	4,776	9.1%	4,361	8.4%
Total revenue	52,504	100.0%	51,633	100.0%
Costs and operating expenses:
Cost of sales	12,407	26.0%	11,582	24.5%
Labor	16,088	33.7%	14,330	30.3%
Occupancy	6,835	14.3%	6,967	14.7%
Store operating	8,034	16.8%	7,402	15.7%
Depreciation and amortization	1,873	3.6%	2,618	5.1%
General and administrative	8,963	17.1%	8,350	16.2%
Other operating, net	(28)	(0.1)%	603	1.2%
Total costs and operating expenses	54,172	103.2%	51,852	100.4%
Loss from operations	(1,668)	(3.2)%	(219)	(0.4)%
Other income (expense), net:
Interest income	15	0.0%	16	0.0%
Interest expense	(41)	(0.1)%	(46)	(0.1)%
Total other expense, net	(26)	(0.1)%	(30)	(0.1)%
Loss before income taxes	(1,694)	(3.3)%	(249)	(0.5)%
Income tax (expense) benefit	(26)	0.0%	5	0.0%
Net loss	(1,720)	(3.3)%	(244)	(0.5)%
Less: Net income attributable to noncontrolling interest	31	0.1%	—	(0.0)%
Net loss attributable to Jamba, Inc.	$(1,751)	(3.2)%	$(244)	(0.5)%

(1)	Cost of sales, labor, occupancy and store operating percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue.

Revenue

(in 000’s)

	13 Week Period Ended March 31, 2015	% of Total Revenue	13 Week Period Ended April 1, 2014	% of Total Revenue
Revenue:
Company stores	$47,728	90.9%	$47,272	91.6%
Franchise and other revenue	4,776	9.1%	4,361	8.4%
Total revenue	$52,504	100.0%	$51,633	100.0%

Total revenue is comprised of revenue from Company Stores, royalties and fees from Franchise Stores in the U.S. and from International Stores, income from JambaGO® locations, license income from sales of Jamba-branded CPG products and direct sales of CPG products. Total revenue for the 13 week period ended March 31, 2015 was $52.5 million, an increase of $0.9 million, or 1.7%, compared to $51.6 million for the 13 week period ended April 1, 2014. The increase in total revenue was primarily due to an increase in system-wide comparable sales for the quarter compared to the prior year.

Company Store revenue

Company Store revenue for the 13 week period ended March 31, 2015 was $47.7 million, an increase of $0.5 million or 1.0%, compared to Company Store revenue of $47.3 million for the 13 week period ended April 1, 2014. The increase in Company Store revenue was primarily due to an increase in product pricing along with an increase in Company Store comparable sales as illustrated by the following table:

Company Store Increase (Decrease) in Revenue (in 000’s)
First quarter 2015 vs. First quarter 2014

Company Store comparable sales increase	$2,692
Reduction in the number of Company Stores, net	(2,236)

Total change in Company Store revenue	$456

Company Store comparable sales increased by $2.7 million for the 13 week period ended March 31, 2015, or 6.0%, attributable to an increase of 5.8% in average check and an increase in transaction count of 0.2% as compared to the same period in the prior year. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least a full fiscal year. As of March 31, 2015, 98.5% of our Company Stores had been open for at least one full year.

Franchise and other revenue

Franchise and other revenue was $4.8 million, an increase of $0.4 million or 9.5% for the 13 week period ended March 31, 2015 compared to $4.4 million for the 13 week period ended April 1, 2014. The increase was primarily due to the increase in royalties associated with the Franchise Store comparable store sales increase of 4.2% and the net increase in the number of Franchise and International Stores (approximately $0.4 million).

The aggregate number of Franchise and International Stores as of March 31, 2015 and April 1, 2014 was 608 and 591, respectively.

Cost of Sales

Cost of sales is mostly comprised of fruit, dairy, and other products used to make smoothies and juices, paper products, and delivery fees. As a percentage of Company Store revenue, cost of sales increased to 26.0% for the 13 week period ended March 31, 2015, compared to 24.5% for the 13 week period ended April 1, 2014. The increase of cost of sales as a percentage of Company Store revenue was primarily due to a shift in product mix related to the expanded whole food blending and fresh-squeezed juice offerings (approximately 2.0%), partially offset by a decrease in commodity costs (approximately 0.5%). Cost of sales for the 13 week period ended March 31, 2015 was $12.4 million, an increase of $0.8 million, or 7.1%, compared to $11.6 million for the 13 week period ended April 1, 2014, primarily related to the shift in product mix and increased sales from increased comparable sales for the 13 week period ended March 31, 2015.

Labor

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. As a percentage of Company Store revenue, labor costs were 33.7% for the 13 week period ended March 31, 2015 compared to 30.3% for the 13 week period ended April 1, 2014. The increase was primarily attributable to an increase related to additional staffing needs required to maintain speed of service while supporting the new expanded juice and bowls programs (approximately 0.9%), an increase in the California Wage Rate to $9.00/hour effective July 2014 and an increase in health insurance costs related to Affordable Care Act compliance in 2015. Labor costs for the 13 week period ended March 31, 2015 were $16.1 million, an increase of $1.8 million, or 12.3%, compared to $14.3 million for the 13 week period ended April 1, 2014, which is primarily due to the increased staffing implemented to maintain speed of service to obtain increased store comparable sales of 6.0% for the 13 week period ended March 31, 2015.

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes, licenses and property insurance for all Company Store locations. As a percentage of Company Store revenue, occupancy costs decreased to 14.3% for the 13 week period ended March 31, 2015, compared to 14.7% for the 13 week period ended April 1, 2014. The decrease in occupancy costs as a percentage of Company Store revenue was primarily due to a reduction in the number of Company Stores with higher rents than the average store rent (approximately 0.4%). Occupancy costs for the 13 week period ended March 31, 2015 were $6.8 million compared to $7.0 million for the 13 week period ended April 1, 2014.

Store Operating

Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses. As a percentage of Company Store revenue, total store operating expenses increased to 16.8% for the 13 week period ended March 31, 2015, compared to 15.7% for the 13 week period ended April 1, 2014. The increase in total store operating expenses as a percentage of Company Store revenue was primarily due to repairs and maintenance costs incurred to prepare stores for refranchising (approximately 0.2%), increased advertising (approximately 0.2%), and increased uniform costs related to the new-look roll-out (approximately 0.4%). Total store operating expenses for the 13 week period ended March 31, 2015 were $8.0 million, an increase of $0.6 million, or 8.5%, compared to $7.4 million for the 13 week period ended April 1, 2014.

Depreciation and Amortization

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. As a percentage of total revenue, depreciation and amortization decreased to 3.6% for the 13 week period ended March 31, 2015, compared to 5.1% for the 13 week period ended April 1, 2014. The decrease in depreciation and amortization as a percentage of total revenue was primarily due to the 99 stores reclassified from property, fixtures and equipment to assets held for sale at December 30, 2014 and the discontinuation of depreciation on those assets. Depreciation and amortization for the 13 week period ended March 31, 2015 was $1.9 million, a decrease of $0.7 million, or 28.5%, compared to $2.6 million for the 13 week period ended April 1, 2014.

General and Administrative

General and administrative (G&A) expenses include costs associated with our corporate headquarters in Emeryville, CA, field supervision, performance related incentives, outside and contract services, accounting and legal fees, travel and travel-related expenses, share-based compensation and other. As a percentage of total revenue, G&A expenses increased to 17.1% for the 13 week period ended March 31, 2015, compared to 16.2% for the 13 week period ended April 1, 2014. Total G&A expenses for the 13 week period ended March 31, 2015 were $9.0 million, an increase of $0.6 million, or 7.3%, compared to $8.4 million for the 13 week period ended April 1, 2014. The increase of total G&A expenses was primarily due to professional fees (approximately $0.7 million), increased stock compensation expense related to both the timing of grants (2014 and 2015 employee grants in August 2014 and March 2015, respectively) and modified options relating to the acceleration to an asset-light model, included in the restructuring severance (approximately $0.4 million) and outsourcing costs (approximately $0.4 million), partially offset by a decrease in payroll as a result of reduced general and administrative headcount (approximately $0.6 million).

Other Operating, Net

Other operating, net consists primarily of gain or loss on disposals, income from jambacard breakage, store lease termination, impairment charge and closure costs, jambacard-related fees, pre-opening expense and expenses related to our franchise, CPG and JambaGO activities. For the 13 week period ended March 31, 2015, other operating, net was income of less than $0.1 million compared to other operating expense of $0.6 million for the 13 week period ended April 1, 2014. Changes in the components of other operating, net include an increase in net gain on disposal of fixed assets (approximately $0.7 million) mainly from activities pursuant to our refranchising strategy and increased jambacard breakage (approximately $0.5 million), partially offset by increased costs related to franchise, JambaGO and CPG operations (approximately $0.4 million) and equity loss of an investee (approximately $0.2).

Income Tax Expense

We have recorded income tax expense for both the 13 week periods ended March 31, 2015 and April 1, 2014, respectively. Our effective income tax rates were 2.0% and 1.9% for the 13 week periods ended March 31, 2015 and April 1, 2014, respectively. For the 13 week periods ended March 31, 2015 and April 1, 2014, the effective tax rates were primarily affected by pretax loss, the foreign withholding and the U.S. alternative minimum taxes of the respective periods.

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

Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least one full year. Franchise Store comparable sales, a non-GAAP financial measure, represents the change in year-over-year sales for all Franchise Stores opened for at least one full year, as reported by franchisees and excludes International Stores. System-wide comparable store sales, a non-GAAP financial measure, represents the change in year-over-year sales for all Company and Franchise Stores opened for at least one full year and is based on sales by both company-owned and domestic franchise-operated stores, as reported by franchisees, which are in the store base. System-wide comparable store sales do not include International Stores, JambaGO units and smoothie stations.

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

The following table sets forth operating data that do not otherwise appear in our condensed consolidated financial statements as of, and for, the 13 week period ended March 31, 2015, and the 13 week period ended April 1, 2014:

	13 Week Period Ended	13 Week Period Ended
	March 31, 2015	April 1, 2014
Percentage change in Company Store comparable sales (1)	6.0%	0.6%
Percentage change in Franchise Store comparable sales (2)	4.2%	0.1%
Percentage change in system-wide comparable sales (2)	5.0%	0.3%
Total Company Stores	259	263
Total Franchise Stores	546	544
Total International Stores	62	47

(1)	Percentage change in Company Store comparable sales compares the sales of Company Stores during a 13 week period in 2015 to the sales from the same Company Stores for the equivalent period in the prior year. A Company Store is included in this calculation after one full year of operations. Sales from Franchise Stores are not included in Company Store comparable sales.

(2)	Percentage change in system-wide comparable sales compares the combined sales of Company and Franchise Stores during a 13 week period in 2015 to the combined sales from the same Company and Franchise Stores for the equivalent 13 week period in the prior year. A Company or Franchise Store is included in this calculation after one full year of operations.

The following table sets forth certain data relating to Company Stores, Franchise and International Stores for the periods indicated:

	13 Week Period Ended March 31, 2015		13 Week Period Ended April 1, 2014
	Domestic	International	Domestic	International
Company Stores:
Beginning of Period	263	—	268	—
Company Stores opened	—	—	—	—
Company Stores closed	—	—	(1)	—
Company Stores sold to franchisees	(4)	—	(4)	—

Total Company Stores	259	—	263	—

Franchise and International Stores:
Beginning of Period	543	62	535	48
Franchise Stores opened	4	2	9	2
Franchise Stores closed	(5)	(2)	(4)	(3)
Franchise Stores purchased from Company	4	—	4	—

Total Franchise and International Stores	546	62	544	47

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Summary

The following table summarizes our cash flows for the 13 week periods ended March 31, 2015 and April 1, 2014 (in thousands):

	13 Week Period Ended March 31, 2015	13 Week Period Ended April 1, 2014
Net cash used in operating activities	$(5,455)	$(4,739)
Net cash provided by (used in) investing activities	1,913	(2,656)
Net cash (used in) provided by financing activities	(6,092)	303

Net decrease in cash and cash equivalents	$(9,634)	$(7,092)

Liquidity

As of March 31, 2015, we had cash and cash equivalents of $8.1 million compared to $17.8 million as of December 30, 2014. As of March 31, 2015 and December 30, 2014, we had no short term or long term debt. Our primary sources of liquidity are cash flows provided by operating activities. In addition, we have a revolving line of credit with Wells Fargo Bank, National Association (the “Credit Agreement”) for $15.0 million, which we may utilize as described below. In the future, we may enter equipment leasing arrangements and incur additional indebtedness as necessary and as permitted under our credit agreement. We cannot assure, however, that such financing will be available on favorable terms or at all.

We expect that our cash on hand and future cash flows provided by operating activities and our refranchising initiative will be sufficient to fund our working capital and general corporate needs and the non-discretionary capital expenditures for the foreseeable future. Our primary liquidity and capital requirements are for working capital and general corporate needs and the planned fiscal 2015 capital expenditures. The use of cash to fund discretionary capital expenditures will be based on the need to conserve our capital.

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

During the 13 week period ended March 31, 2015, there were no borrowings under the Credit Agreement, though the line of credit collateralizes outstanding letters of credit in an amount of $1.5 million (replacing restricted cash requirements established in prior periods). To acquire the credit facility, we incurred upfront fees which are being amortized over the term of the Credit Agreement. As of March 31, 2015, the unamortized commitment fee amount was not material. As of March 31, 2015, we were in compliance with all related covenants and the unused borrowing capacity under the agreement was $13.5 million. Since its inception, we have never utilized the borrowing capacity under the Credit Agreement.

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

Operating Activities

Net cash used in operating activities was $5.5 million for the 13 week period ended March 31, 2015, compared to $4.7 million for the 13 week period ended April 1, 2014, reflecting a net increase in cash flows used in operating activities of $0.7 million. This increase in cash used in operating activities was primarily due to a net increase in cash used in operating assets and liabilities (approximately $0.5 million) and an increase in net loss after adjustments for noncash items (approximately $0.2 million). The increase in net loss (approximately $1.5 million) was partially offset by the increase in noncash items (approximately $1.3 million). Cash flows relating to vendor balances and employee compensation declined compared to the prior year primarily due to the reduction in the number of Company Stores.

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

Investing Activities

Net cash provided by investing activities was $1.9 million for the 13 week period ended March 31, 2015, compared to net cash used in investing activities of $2.7 million for the 13 week period ended April 1, 2014. The $4.6 million increase in net cash provided by investing activities during the 13 week period ended March 31, 2015 was primarily due to an increase in proceeds from disposal of fixed assets (approximately $2.3 million) resulting from our refranchising strategy and a decrease in capital expenditure payments (approximately $2.2 million).

In fiscal 2015, we expect capital expenditures to be approximately $8 to $9 million depending on our liquidity needs, including store refreshes and redesigns to facilitate fresh-squeezed juice and whole food nutrition offerings, investing in improvements to our technology infrastructure as well as maintenance capital. We have embarked on a significant refresh of all Jamba Juice® stores to provide a contemporary and fresh experience for our customers and that supports our whole food nutrition and fresh-squeezed platform.

Financing Activities

Net cash used in financing activities was $6.1 million for the 13 week period ended March 31, 2015, compared to net cash provided by financing activities of $0.3 million for the 13 week period ended April 1, 2014. The $6.4 million increase in net cash used in financing activities was primarily due to the repurchase of the shares of the Company's common stock (approximately $6.3 million) under the stock repurchase plan approved by our Board of Directors in 2014 and a decrease in in receipts from our stock issuance plans, including from the exercise of stock options (approximately $0.1 million).

Contractual Obligations

There have been no significant changes to our contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 30, 2014.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that we are required to make in order to prepare the financial statements. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no significant changes to the policies and estimates as discussed in our Annual Report on Form 10-K for the year ended December 30, 2014.

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

Our pricing philosophy is not to attempt to change consumer prices with every move up or down of the commodity market, but to take a longer-term view of managing margins and the value perception of our products in the eyes of our customers. Management’s objective is to maximize our revenue through increased customer frequency. However, management has the ability to increase certain menu prices in response to food commodity prices.

We do not purchase derivative instruments on the open market.

We are subject to changes in the risk free interest rate in connection with the cash we hold in interest bearing accounts.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s internal controls to ensure the proper application of U.S. GAAP with respect to the Company’s non-routine transactions and the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as a result of the material weakness in the Company’s internal control over financial reporting previously disclosed under Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2014, or Annual Report.

The material weakness in our internal control over ensuring the proper application of U.S. GAAP with respect to non-routine transactions, which is described more fully in our Annual Report, continued to exist as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company is actively engaged in implementing the remediation efforts described in the Company’s Annual Report which are designed to address this material weakness, and subsequent to the filing of its Annual Report has specifically: (i) added additional qualified and experienced personnel to the finance organization; and (ii) continued recruiting efforts to hire qualified personnel to fill vacated positions. While progress has been made, additional time is needed to fully implement and demonstrate the effectiveness of the remediation efforts. The Company is committed to operating effective controls, and management continues to regularly assess the progress and sufficiency of the ongoing initiatives and make adjustments as and when necessary.

Notwithstanding the ineffectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and the material weakness in our internal control over non-routine transactions that existed as of that date, management believes that (i) this Quarterly Report on Form 10-Q does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-Q and (ii) the unaudited consolidated financial statements, and other financial information, included in this Quarterly Report on Form 10-Q fairly present in all material respects in accordance with GAAP our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.

Changes in Internal Control over Financial Reporting

The Company is taking actions to remediate the material weakness related to its internal control over non-routine transactions, as described above. Other than the material weakness referenced above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The Company’s risk factors are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2014 and have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 29, 2014, the Board of Directors authorized the repurchase of up to $25 million of shares of common stock (the "2014 Stock Repurchase Program") over an 18 month period. During the first quarter the Company repurchased in the open market 445,414 shares under this program at an aggregate cost of $6.7 million. Shares purchased under the 2014 Stock Repurchase Program are considered treasury stock until retired. The following table presents information related to repurchases of shares of the Company's common stock during the first quarter of 2015.

(Dollars in thousands, except per share information)	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount Yet to be Purchased Under 2014 Stock Purchase Plan(1)

12/31/14-1/28/15	178,430	$15.25	178,430	10,288,000
1/29/15-2/24/15	55,206	$15.47	55,206	9,433,000
2/25/15-3/31/15	211,778	$14.67	211,778	6,326,000

Total	445,414	$15.00	445,414

(1) The amounts exclude commission costs.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Settlement Agreement, dated as of January 12, 2015, by and among Jamba, Inc. and each of the Investors identified therein.	8-K	001-32552	10.1	January 13, 2015

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of May, 2015.

JAMBA, INC.

By:	/s/ James D. White
James D. White
Chairman of the Board, Chief Executive
Officer
and President (Duly Authorized Officer)

By:	/s/ Karen L. Luey
Karen L. Luey
Chief Financial Officer, Chief Administrative Officer, Executive Vice President and Secretary
(Principal Financial Officer and Chief
Accounting Officer)

