Form 10-Q
period 2015-06-30
JAMBA, INC.
filed 2015-08-10
CIK 1316898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of common stock, $0.001 par value, of Jamba, Inc. issued and outstanding as of August 3, 2015 was 16,140,542.

JAMBA, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 JAMBA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 30,
	2015	2014

ASSETS
Current Assets:
Cash and cash equivalents	$13,918	$17,750
Receivables, net of allowances of $366 and $280	18,928	16,977
Inventories	2,177	2,300
Prepaid and refundable taxes	217	474
Prepaid rent	2,501	504
Assets held for sale	20,456	26,626
Prepaid expenses and other current assets	6,293	8,105

Total current assets	64,490	72,736
Property, fixtures and equipment, net	13,512	15,236
Goodwill	897	982
Trademarks and other intangible assets, net	1,154	1,294
Other long-term assets	1,899	2,241

Total assets	$81,952	$92,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,471	$3,926
Accrued compensation and benefits	4,985	6,325
Workers’ compensation and health insurance reserves	1,754	1,311
Accrued jambacard liability	31,431	38,184
Other current liabilities	18,604	16,454

Total current liabilities	58,245	66,200
Deferred rent and other long-term liabilities	9,021	9,544

Total liabilities	67,266	75,744

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $0.001 par value—30,000,000 shares authorized; 17,686,163 and 16,134,765 shares issued and outstanding at June 30, 2015, respectively, and 17,478,616 and 16,567,803 shares issued and outstanding at December 30, 2014, respectively	18	17
Additional paid-in capital	399,945	396,629
Treasury shares, at cost	(21,814)	(11,991)
Accumulated deficit	(363,463)	(368,041)

Total equity attributable to Jamba, Inc.	14,686	16,614
Noncontrolling interest	-	131

Total stockholders’ equity	14,686	16,745

Total liabilities and stockholders’ equity	$81,952	$92,489

See accompanying notes to the unaudited condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	13-Week Period Ended		26-Week Period Ended
	June 30, 2015	July 1, 2014	June 30, 2015	July 1, 2014
Revenue:
Company stores	$48,360	$58,632	$96,088	$105,904
Franchise and other revenue	5,766	5,566	10,542	9,927

Total revenue	54,126	64,198	106,630	115,831

Costs and operating expenses:
Cost of sales	11,474	13,587	23,881	25,169
Labor	14,876	16,243	30,964	30,573
Occupancy	6,131	6,899	12,966	13,866
Store operating	8,059	8,495	16,093	15,897
Depreciation and amortization	1,344	2,680	3,217	5,298
General and administrative	8,427	9,582	17,390	17,932
Gain on disposal of assets	(4,480)	(979)	(5,258)	(1,046)
Other operating, net	1,834	1,085	2,584	1,755

Total costs and operating expenses	47,665	57,592	101,837	109,444

Income from operations	6,461	6,606	4,793	6,387

Other income (expense), net:
Interest income	14	18	29	34
Interest expense	(68)	(48)	(109)	(94)

Total other expense, net	(54)	(30)	(80)	(60)

Income before income taxes	6,407	6,576	4,713	6,327
Income tax expense	(57)	(223)	(83)	(218)

Net income	6,350	6,353	4,630	6,109
Less: Net income attributable to noncontrolling interest	21	17	52	17

Net income attributable to Jamba, Inc.	6,329	6,336	$4,578	6,092

Weighted-average shares used in computation of earnings per share attributable to Jamba, Inc.:
Basic	16,073,667	17,200,698	16,222,276	17,182,893
Diluted	16,573,444	17,611,007	16,723,127	17,604,395

Net income per share attributable to common stockholders attributable to Jamba, Inc.
Basic	$0.39	$0.37	$0.28	$0.35
Diluted	$0.38	$0.36	$0.27	$0.35

 See accompanying notes to the unaudited condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	26-Week Period Ended
	June 30, 2015	July 1, 2014
Cash flows (used in) provided by operating activities:
Net income	$4,630	$6,109
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,217	5,298
Impairment, store closure costs and disposals	(6,140)	(893)
Jambacard breakage income	(1,996)	(1,327)
Gain on contingent consideration	(156)	-
Gain on sale of investment in joint venture	(662)	-
Stock-based compensation	2,626	1,403
Bad debt, purchase obligation reserve and trade credits	1,009	202
Deferred rent	(631)	(2,553)
Equity loss	204	-
Changes in operating assets and liabilities:
Receivables	(779)	796
Inventories	(80)	202
Prepaid and refundable taxes	257	246
Prepaid rent	(1,997)	(2,647)
Prepaid expenses and other current assets	1,332	320
Other long-term assets	(55)	(1,915)
Accounts payable	(2,842)	(276)
Accrued compensation and benefits	(1,340)	1,892
Workers’ compensation and health insurance reserves	443	465
Accrued jambacard liability	(4,757)	(2,579)
Other current liabilities	2,174	1,703
Other long-term liabilities	299	336

Net cash (used in) provided by operating activities	(5,244)	6,782

Cash flows provided by (used in) investing activities:
Capital expenditures	(2,102)	(9,050)
Proceeds from sale of stores	12,191	1,175

Net cash provided by (used in) investing activities	10,089	(7,875)

Cash flows (used in) provided by financing activities:
Payments for treasury shares	(9,823)	-
Proceeds pursuant to stock issuance	1,222	333
Payment to noncontrolling interest	(52)	-
Proceeds from sale to noncontrolling interest	(24)	750

Net cash (used in) provided by financing activities	(8,677)	1,083

Net decrease in cash and cash equivalents	(3,832)	(10)

Cash and cash equivalents at beginning of period	17,750	32,386

Cash and cash equivalents at end of period	$13,918	$32,376

Supplemental cash flow information:
Cash paid for interest	$20	$15
Cash paid for income taxes	$-	$47

Noncash investing and financing activities:
Property, fixtures and equipment in accounts payable	$387	$635

See accompanying notes to the unaudited condensed consolidated financial statements.

JAMBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business

 Jamba, Inc., a Delaware corporation (“Jamba” or the “Company”), and its wholly-owned subsidiary, Jamba Juice Company, is a healthy, active lifestyle brand with a robust expanding global business driven by a portfolio of franchised and company-owned Jamba Juice® stores and licensed JambaGO® and Jamba Smoothie StationTM formats. The Jamba® brand includes innovative product platforms and both licensed and company driven consumer packaged goods. The Company is a leading restaurant retailer of “better-for-you” specialty food and beverage offerings which include great tasting, whole fruit smoothies, fresh squeezed juices and juice blends, Energy BowlsTM, hot teas, and a variety of food items, including hot oatmeal, breakfast wraps, sandwiches, Artisan FlatbreadsTM , baked goods, and snacks. The Company continues to expand the Jamba brand by direct selling of consumer packaged goods (“CPG”), and by licensing its trademarks for CPG products sold through retail channels such as grocery stores, warehouse clubs and convenience stores. The Company’s headquarters are located in Emeryville, California.

 As of June 30, 2015, there were 875 Jamba Juice stores globally, consisting of 206 Company-owned and operated stores (“Company Stores”), 601 franchisee-owned and operated stores (“Franchise Stores”) in the United States, and 68 Franchise Stores in international locations (“International Stores”).

2. Summary of Significant Accounting Policies

Basis of presentation and consolidation

 The accompanying unaudited condensed consolidated financial statements of Jamba, Inc. have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q. The December 30, 2014 condensed consolidated balance sheet was derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of the 13-week or 26-week periods ended June 30, 2015 are not necessarily indicative of the results of operations to be expected for the entire fiscal year.

The condensed consolidated financial statements include the accounts of the Company and its direct or indirect subsidiaries, Jamba Juice Company and Jamba Juice Company’s 88% owned subsidiary, Jamba Juice Southern California, LLC (“JJSC”). On April 28, 2015, the Company sold its 88% interest in JJSC to the holder of JJSC’s noncontrolling interest, pursuant to its refranchising initiative. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications were made to the Company’s prior financial statements to conform to current year presentation. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2014.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates.

Advertising fund

The Company participates with its franchisees in an advertising fund to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchise owners. Contributions to the advertising fund are required for the Company Stores and traditional Franchise Stores, and are generally based on a percentage of store revenue. The Company has control of the advertising fund. The fund is consolidated and the Company reports all assets and liabilities of the fund.

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

Advertising fund assets as of June 30, 2015 include $1.9 million of receivables from franchisees, which is recorded in receivables on the condensed consolidated balance sheet. Advertising fund liabilities as of June 30, 2015 of $1.1 million are reported in other current liabilities and accounts payable on the condensed consolidated balance sheet.

Advertising fund assets as of December 30, 2014 include $1.2 million of receivables from franchisees, which is recorded in receivables on the condensed consolidated balance sheet. Advertising fund liabilities as of December 30, 2014 of $1.0 million are reported in other current liabilities and accounts payable on the condensed consolidated balance sheet.

Assets held for sale

The Company classifies assets as held for sale and suspends depreciation and amortization when approval has been provided for disposal, the assets can be immediately removed from operations, an active program has begun to locate a buyer, the assets are being actively marketed for sale at or near their current fair value, significant changes to the plan of sale are not likely and the sale is probable within one year. Upon classification as held for sale, long-lived assets are no longer depreciated, and an assessment of impairment is performed to identify and expense any excess of carrying value over fair value less costs to sell. Subsequent changes to the estimated fair value less the costs to sell will impact the measurement of assets held for sale. To the extent fair value increases, any impairment previously taken is reversed. If the carrying value of the assets held for sale exceeds the fair value less costs to sell, the Company will record an expense for the amount of the excess. The Company also reclassifies the associated prior year balances.

Earnings per share

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

Anti-dilutive shares including restricted stock awards, warrants and stock options totaling 2.3 million and 1.9 million were excluded from the calculation of diluted weighted-average shares outstanding for the 13-week and 26-week periods ended June 30, 2015, respectively. Anti-dilutive shares including restricted stock awards, warrants and stock options totaling 1.5 million were excluded from the calculation of diluted weighted-average shares outstanding for each of the 13-week and 26-week periods ended July 1, 2014.

Fair value measurement

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued amended guidance on Revenue from Contracts with Customers which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is evaluating the impact of adopting this new accounting standard on its consolidated financial statements.

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

In April 2015, the FASB issued amended guidance which requires debt issuance costs to be presented as a direct deduction from the carrying value of the associated debt liability rather than as separate assets on the balance sheet. The recognition and measurement guidance for debt issuance costs are not affected by this amendment.  This amended guidance will be effective for the Company beginning fiscal year 2016. Early adoption is permitted, and the new guidance will be applied on a retrospective basis. The Company does not expect the adoption of this amended guidance to have a significant impact on its Consolidated Financial Statements.

3. Share-based Compensation

Stock options

A summary of stock option activity under the Company’s equity incentive plans as of June 30, 2015, and changes during the 26-week period then ended is presented below (shares and dollars in thousands):

			Weighted-Average
	Number of	Weighted-Average	Contractual Term	Aggregate
	Options	Exercise Price	Remaining (years)	Intrinsic Value

Balance at December 30, 2014	889	$10.89	4.74	$6,110
Granted	955	$13.94
Exercised	(172)	$7.07
Canceled	(11)	$29.08

Balance at June 30, 2015	1,661	$12.92	7.14	$6,801

Vested and expected to vest—June 30, 2015	1,375	$12.72	6.67	$17,494

Exercisable—June 30, 2015	655	$11.70	3.69	$7,660

 No options were granted during the 13-week period ended June 30, 2015. During the 26-week period ended June 30, 2015, 1.0 million stock options were granted under the 2013 Equity Incentive Plan at a weighted-average grant date fair value of $6.04 per share. The fair value of stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

26-Week Period Ended
June 30, 2015

Risk-free interest rate	1.7%
Expected term (in years)	5.85
Expected volatility	43.7%
Expected dividend yield	0.0%

No stock options were granted during the 13-week or 26-week periods ended July 1, 2014.

Restricted Stock Units

Information regarding activities during the 26-week period ended June 30, 2015 for restricted stock units (RSUs) granted under the 2013 Equity Incentive Plan is as follows (shares in thousands):

		Weighted-Average
	Number of	Grant Date
	RSUs	Fair Value

RSUs Outstanding at December 30, 2014	341	$11.95
Granted	35	15.86
Vested	(35)	15.54
Forfeited/canceled	(14)	13.83

RSUs Outstanding at June 30, 2015	327	$11.90

During the 26-week period ended June 30, 2015, RSUs of 35,000 were granted under the 2013 Equity Incentive Plan at a weighted-average grant date fair value of $15.86. During the 26-week period ended July 1, 2014, RSUs of 80,000 were granted under the 2013 Equity Incentive Plan at a weighted-average grant date fair value of $11.56.

Performance share units

No performance share units (“PSUs”) were granted or vested during the 13-week or 26-week periods ended June 30, 2015 or July 1, 2014. During the 26-week period ended June 30, 2015 22,833 PSUs were canceled.

 Share-based compensation expense included in general and administrative expense was $1.5 million and $2.6 million for the 13-week and 26-week periods ended June 30, 2015, and $0.7 million and $1.4 million for the 13-week and 26-week periods ended July 1, 2014, respectively. At June 30, 2015 unvested share-based compensation for stock options and restricted stock awards, net of forfeitures, totaled $3.8 million. This expense will be recognized over the remaining weighted-average vesting periods of approximately 3.5 years. There was no income tax benefit related to share-based compensation expense during the 13-week periods and 26-week periods ended June 30, 2015, and July 1, 2014.

4. Assets Held For Sale

 In November 2014, the Company announced plans to transition to an asset light model through the refranchising of Company Stores. In connection with that planned transition, 100 stores, comprised of 99 Company Stores and one unopened store, met the criteria as assets held for sale as of December 30, 2014. During the 26-week period ended June 30, 2015, an additional 124 stores met the criteria to be classified as assets held for sale. A loss of $1.1 million was recorded in the 26-week period ended June 30, 2015 as a result of the reclassification of 14 of the stores to reflect the adjustment to the lower of the net book value or fair value less costs to sell. As of June 30, 2015 and December 30, 2014 assets of $20.5 million and $26.6 million, respectively, include goodwill and other intangibles of $1.3 million and $1.4 million, respectively, are reflected as held for sale in the accompanying condensed consolidated balance sheets.

The Company sold 49 stores and 53 stores for a total price of $11.3 million and $13.7 million in the 13-week and 26-week periods ended June 30, 2015, respectively. The Company expects to sell substantially all of the remaining 173 stores classified as assets held for sale at June 30, 2015 by the first fiscal quarter of 2016.

Gain or loss on the disposal of assets held for sale is recorded within gain on disposal of assets in the condensed consolidated statement of operations. The Company recorded a gain of $4.5 million and $5.4 million from the disposal of assets held for sale relating to refranchising during the 13-week and 26-week periods ended June 30, 2015, respectively.

5. Fair Value Measurement

Financial assets and liabilities

The fair value of financial liability accounted for on a recurring basis as of June 30, 2015 and December 30, 2014, relating to contingent consideration associated with a previous business acquisition, was recorded at $0 and $0.2 million, respectively.  The fair value as of December 30, 2014 was included in deferred rent and other long-term liabilities in the condensed consolidated balance sheet. The Company recorded a gain of $0.2 million during the 13-week and 26-week periods ended June 30, 2015 due to the elimination of the fair value of contingent consideration as it was no longer deemed probable of payment.

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

Non-financial assets and liabilities

The Company’s non-financial assets and liabilities primarily consist of long-lived assets, trademarks and other intangibles, which are reported at carrying value. These non-financial assets and liabilities are not required to be measured at fair value on a recurring basis. The Company evaluates long-lived assets for impairment when facts and circumstances indicate that their carrying values may not be recoverable. Trademarks and other intangibles are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

6. Credit Facility

 The Company has a revolving line of credit of $15.0 million with Wells Fargo, N.A that expires in July 2016. The credit facility is collateralized by substantially all of the Company’s assets. The outstanding balance under the credit facility bears interest at a LIBOR Market Index Rate based upon the rate for one month U.S. dollar deposits, plus 2.50% per annum. The credit facility requires the Company to maintain maximum consolidated leverage ratios, minimum levels of tangible net worth and a minimum fixed charge coverage ratio. There were no borrowings outstanding under the credit facility and the Company was in compliance with the covenants as of June 30, 2015 and December 30, 2014. The line of credit collateralizes the Company’s outstanding letters of credit of $1.5 million. The unused borrowing capacity under the Credit Agreement at June 30, 2015 was $13.5 million.

7. Stock Repurchases

 In October 2014, the Company’s Board of Directors authorized the repurchase of up to $25 million of shares of common stock over a period of 18 months (the “2014 Stock Repurchase Program”). In May 2015, the Board authorized to increase the Company’s share repurchase program by $15 million, over a period of 18 months, to $40 million (“the 2015 Stock Repurchase Program”). During the 13-week and 26-week periods ended June 30, 2015, the Company repurchased 195,171 and 640,585 shares, respectively, under the 2014 Stock Repurchase Program. The average price per share during the 13-week period was $16.09 for an aggregate cost of $3.1 million and the average price per share during the 26-week period was $15.33, resulting in an aggregate cost of $9.8 million, leaving $3.2 million available for share repurchase in the $25 million repurchase that expires April 2016 and $15 million available for share repurchase that expires in November 2016. Shares repurchased under the 2014 Stock Repurchase Program are considered treasury stock until retired.

8. Other Operating, Net

 The components of other operating, net were as follows (in thousands):

	13-Week Period Ended		26-Week Period Ended
	June 30, 2015	July 1, 2014	June 30, 2015	July 1, 2014

Jambacard breakage income	$(974)	$(803)	$(1,996)	$(1,327)
Jambacard expense	128	219	238	366
Franchise expense	693	441	1,415	772
Store pre-opening	166	267	188	420
Impairment of long-lived assets	295	145	295	175
Store lease termination and closure	40	40	62	58
CPG and JambaGO® direct expense	633	774	1,243	1,342
Franchise bad debt and trade credit write-off	785	22	798	13
Loss on equity investments	-	-	204	-
Other	68	(20)	137	(64)

Total other operating, net	$1,834	$1,085	$2,584	$1,755

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

10. Subsequent Events

Since June 30, 2015, the Company closed two refranchising transactions in which a total of 98 stores, comprised of 97 Company Stores and one unopened store, were sold for proceeds of approximately $31.6 million, consisting of approximately $29.6 million in cash and a $2 million note receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). Except for historical information, the discussion in this Form 10-Q contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions). Forward-looking statements include, but are not limited to, statements concerning the effect of our refranchising initiative, projected new store openings, store refranchising, revenue growth rates, and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price and current competitive conditions. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2014.

Overview

Jamba, Inc. and its wholly-owned subsidiary, Jamba Juice Company, is a healthy, active lifestyle brand with a robust expanding global business driven by a portfolio of franchised and company-owned Jamba Juice® stores and licensed JambaGO® and Jamba Smoothie StationTM formats. The Jamba® brand includes innovative product platforms and both licensed and company driven consumer packaged goods. We are a leading restaurant retailer of “better-for-you” specialty food and beverage offerings which include great tasting, whole fruit smoothies, fresh squeezed juices and juice blends, Energy BowlsTM, hot teas, and a variety of food items including, hot oatmeal, breakfast wraps, sandwiches, Artisan FlatbreadsTM , baked goods and snacks. We continue to expand the Jamba brand by direct selling of consumer packaged goods (“CPG”), and by licensing our trademarks for CPG products sold through retail channels such as grocery stores, warehouse clubs, and convenience stores.

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

In addition, during fiscal 2015 we continue to focus on accelerating our move to an asset-light model through our refranchising initiatives, with a goal to bring us to a greater than 90% franchise system by the end of the current fiscal year.

2015 Second Quarter Financial Summary

•	Company Stores comparable sales decreased 5.9% for the quarter compared to the prior year. System-wide comparable sales decreased 3.9% and Franchise Store comparable sales decreased 2.6% for the quarter compared to the prior year. System-wide and Franchise Store comparable store sales are non-GAAP financial measures and represent the change in year-over-year sales for all Company and Franchise Stores (system-wide) and for all Franchise Stores, respectively, opened for at least one full fiscal year.

•	Net income attributable to Jamba, Inc. was $6.3 million for each of the 13-week periods ended June 30, 2015 and July 1, 2014.

•	Total revenue for the quarter decreased 15.7% to $54.1 million from $64.2 million for the prior year, primarily due to the reduction in the number of Company Stores as part of our refranchising initiative and the 5.9% decrease in Company Store comparable sales.

•	Income from operations was $6.5 million and operating margin was 11.9% for the quarter.

•	General and administrative expenses for the 13-week period ended June 30, 2015 decreased 12.1% to $8.4 million compared with $9.6 million for the prior year period.

•	Shares repurchased during 13-week period ended June 30, 2015 were 195,171, utilizing $3.1 million under the $25 million 2014 Stock Repurchase Program. Cumulatively, from inception through the end of the second quarter, 1,551,398 shares were repurchased for $21.8 million under this program.

•	Plans were accelerated to move to a greater than 90% franchise system by the end of fiscal 2015. We closed six refranchising transactions during the 13-week period ended June 30, 2015 for proceeds of approximately $11.4 million, including $10.1 million of cash. We closed two refranchising transactions subsequent to June 30, 2015, to sell 98 stores, comprised of 97 Company Stores and one unopened store, for approximately $31.6 million resulting in a gain of $14.0 million and expect to close another two to three transactions by the end of fiscal 2015.

•	Franchisees opened 16 new Jamba Juice stores globally. At June 30, 2015, there were 875 stores globally; 206 Company Stores, 601 Franchise Stores and 68 International Stores.

Fiscal 2015 Second Quarter Business Highlights

Brand activation and leadership

We continue to build our total brand value through multi-channel brand marketing and product innovation, including the adoption of consumer loyalty programs, the development of engaging national and local marketing programs and entering into national scale partnerships. We are addressing our customers’ health and wellness needs by our offerings centered on “Whole Food Nutrition,” which encompasses blending juices and combining whole fruits and vegetables into nutritious and convenient beverages and product offerings across all day-parts.

We continue to enhance our multi-channel marketing efforts in 2015 through several activities centered on Jamba’s great-tasting, nutritional products. During the second quarter, we offered consumers a tasty and nutritious way to stay cool and hydrated this summer with Jamba Colada Fruit Refreshers with Coconut Water. Jamba Colada Fruit Refreshers, made with real whole fruit and naturally-hydrating coconut water, are a good source of Vitamin C and come in three fun island flavors. Awareness was generated via in-store point of purchase, online and social media and through a robust public relations campaign in major media markets.

By leveraging technology and online services and partners, including Yelp®, ApplePay®, Google, Cardyltics and others, we connect with today’s tech-savvy consumers, helping them locate stores, order ahead, speed up transactions and improve the online and in-store experience. In the second quarter our social media launched an improved Jamba website and surpassed the 2 million member mark in our Jamba Insider Rewards (JIR) loyalty program. Through JIR, we distribute monthly emails to our members, informing them of new products and promotions.

We also continue to enhance our presence on social media, increasing our following on Facebook (almost 1.8 million followers as of June 2015), Twitter and Instagram with postings that receive increasing favor with Jamba fans. Jamba was awarded the “Who Won the Week” recognition 6 consecutive weeks for our social media postings. Our YouTube channel continues to attract fans and increase awareness with the addition of fun and informative videos leveraging registered dieticians who sit on the Jamba Healthy Living Council and NFL star Vernon Davis. Our high-profile influencers and celebrity athletes post in support of our products and promotions on an ongoing basis.

We continue to reaffirm our heritage as a good partner in the community. In April 2015, we supported National Gardening Month, partnering with the National Gardening Association and their Kid’s Gardening program. We continued to drive awareness of the need to encourage better dietary and fitness habits in kids through our team Up For a Healthy America program and partnerships with the National Gardening Association and the GenYouth Foundation. We supported kids and schools through our work with local sports teams, the awarding of 19 garden grants to schools across the country, and we launched a new fundraising card to help support schools in our markets.

Our marketing campaigns included promotional offers centered around Memorial Day. We worked with local franchisees on dozens of local promotions designed to increase trial and awareness. Our continued efforts to support our juice platform focused on our new Cold Pressed Juice in key markets in California and New York.

Leverage an innovative in-store experience to drive profitability

As we move towards a 90% franchise model, our primary focus will be on franchisee profitability. Areas that we will highlight are driving profitable traffic and continuing to find ways to reduce cost of goods used in our product platforms. We will continue to improve Company Store margins, although as we move to the franchise model, the profitability of the enterprise will be governed by franchisee unit growth, cost containment and franchisee profitability.

Early in the second quarter, we launched operational initiatives to help improve speed of service and throughput across all stores. These initiatives were tested in pilot stores during the first quarter of 2015 and deployed during the second quarter. We saw our average speed of service decreased to 3.1 minutes, a greater than 10% improvement since September 2014. We expect to see improvement in the labor line for the full year of 2015. On the cost of goods sold side, the new fresh produce contracts that we entered into, the recipe formulations and additional SKU’S rolled out in the second quarter have improved cost of goods sold for the second quarter. We believe that these initiatives will improve our costs of goods sold for the full fiscal year of 2015.

As our innovative juice and bowls platforms continue to show strong performance, we believe that with these course-corrections, these product introductions will be key drivers toward the transformation of the brand and continued positive growth.

Expand retail footprint on a global basis

As part of the new business model, unit growth will be the primary driver of our enterprise growth. Domestically, we plan on opening 500 new units over the next four to five years, in both traditional and small format venues. We have a variety of formats to expand our global footprint, including traditional and non-traditional stores, smaller footprint Smoothie Stations™ and the JambaGO® formats. As of June 30, 2015, we had 807 Jamba® stores system-wide in the United States, of which 601 are Franchise Stores, including 40 non-traditional smoothie stations, and 206 Company Stores, and 68 International Stores. The system is comprised of approximately 76% Franchise and International Store locations and 24% Company Store locations at the end of the second quarter. We opened 10 Franchise Stores and six International Stores during the second quarter of 2015. We expect to open approximately 100 global store locations by the end of fiscal 2015 through franchisees.

The Company entered into two separate master development agreements in June 2015. One master development agreement was with one of Indonesia’s leading lifestyle retailers to develop 70 Jamba Juice ® stores in Indonesia over the next ten years. The second master development agreement was with a seasoned operator of other food and beverage concepts in Thailand to develop 30 Jamba Juice ® stores in Thailand over the next ten years. The first Jamba Juice ® stores in Indonesia and Thailand are expected to open in 2016.

Our JambaGO ® business consists of over 2,000 units deployed across the United States. Typical venues that utilize our JambaGo ® technology include Target Cafes, K-12 schools, colleges, universities and other captive venues where speed of services and through-put are critical.

New products - leadership in smoothies, juices and bowls

During fiscal 2014, we launched our made-to-order, fresh fruit and vegetable juice platform in over 500 locations, and currently have this platform in 550 locations with additional units to be added throughout fiscal 2015. This platform is primarily comprised of made-to-order juices and smoothies blended with fresh, whole fruits and vegetables like kale, apples, cucumbers, ginger and chia seeds. We believe that we are in the forefront of the consumer trend towards healthier beverage options.

In addition, we now have 348 locations in California showcasing our new line of ready-to-drink, cold-pressed juices and plan to continue to expand distribution into many additional markets across the Jamba System throughout the year. These juices are made from wholesome fruits and vegetables and are available exclusively at Jamba Juice® Stores in 12 oz. bottles for easy, on-the-go convenience and multiple-unit purchases to support routine consumption at home or the office. Our cold-pressed juices undergo high pressure processing (HPP) to extend their shelf life while protecting the nutrients and flavor of the fresh ingredients. New SKU’s were announced early third quarter including organic, Non-GMO ready-to-drink Cold Pressed Juice Blends. The new product is part of the Company’s ongoing commitment to provide consumers with better-for-you beverage choices. The product comes bottled for on-the-go convenience.

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

Drive the asset-light business model to enhance shareholder value

 We are committed to moving aggressively to an asset-light business model that will focus on becoming a greater than 90% franchise system by the end of fiscal year 2015. Subsequent to the end of the second quarter, two refranchising transactions closed involving a total of 98 stores, comprised of 97 Company Stores and one unopened store, and we expect to close two to three additional transactions during the remainder of this fiscal year. We anticipate having approximately 885-900 Franchise Stores and 50-60 Company Stores by the end of fiscal 2015. We project total proceeds of $60-70 million from the refranchising transactions in 2015 with the majority of the proceeds to be received in the third quarter.

To further accelerate our move to an asset-light business model, and to enhance shareholder value, we continue to seek ways to further reduce costs as our Company Store base shrinks due to our refranchising initiative.

Results of Operations

13-Week Period Ended June 30, 2015 as Compared to 13-Week Period Ended July 1, 2014 (Unaudited)

(in thousands)

	13-Week Period Ended June 30, 2015	%(1)	13-Week Period Ended July 1, 2014	%(1)
Revenue:
Company stores	$48,360	89.3%	$58,632	91.3%
Franchise and other revenue	5,766	10.7%	5,566	8.7%

Total revenue	54,126	100.0%	64,198	100.0%

Costs and operating expenses:
Cost of sales	11,474	23.7%	13,587	23.2%
Labor	14,876	30.8%	16,243	27.7%
Occupancy	6,131	12.7%	6,899	11.8%
Store operating	8,059	16.7%	8,495	14.5%
Depreciation and amortization	1,344	2.5%	2,680	4.2%
General and administrative	8,427	15.6%	9,582	14.9%
Gain on disposal of assets	(4,480)	(8.3)%	(979)	(1.5)%
Other operating, net	1,834	3.4%	1,085	1.7%

Total costs and operating expenses	47,665	88.1%	57,592	89.7%

Income from operations	6,461	11.9%	6,606	10.3%

Other income (expense), net:
Interest income	14	0.0%	18	0.0%
Interest expense	(68)	(0.1)%	(48)	(0.1)%

Total other expense, net	(54)	(0.1)%	(30)	(0.0)%

Income before income taxes	6,407	11.8%	6,576	10.2%
Income tax expense	(57)	-0.1%	(223)	(0.3)%

Net income	6,350	11.7%	6,353	9.9%
Less: Net income attributable to noncontrolling interest	21	0.0%	17	0.0%

Net income attributable to Jamba, Inc.	$6,329	11.7%	$6,336	9.9%

(1)	Cost of sales, labor, occupancy and store operating percentages are calculated using Company stores revenue. All other line items are calculated using total revenue.

Revenue

(in thousands)

	13-Week Period Ended June 30, 2015	% of Total Revenue	13-Week Period Ended July 1, 2014	% of Total Revenue
Revenue:
Company stores	$48,360	89.3%	$58,632	91.3%
Franchise and other revenue	5,766	10.7%	5,566	8.7%

Total revenue	$54,126	100.0%	$64,198	100.0%

 Total revenue is comprised of revenue from Company Stores, royalties and fees from Franchise Stores in the U.S. and from International Stores, income from JambaGO® locations, license income from sales of Jamba-branded CPG products and direct sales of CPG products. Total revenue for the 13-week period ended June 30, 2015 was $54.1 million, a decrease of $10.1 million, or 15.7%, compared to $64.2 million for the 13-week period ended July 1, 2014. The decrease in total revenue was primarily due to 52 less Company Stores as a result of 58 refranchises and 12 store closures along with a decrease in Company Store comparable sales, partially offset by 18 re-acquired franchise stores since July 1, 2014.

Company Store revenue

Company Store revenue for the 13-week period ended June 30, 2015 was $48.4 million, a decrease of $10.3 million or 17.5%, compared to Company Store revenue of $58.6 million for the 13-week period ended July 1, 2014. The decrease in Company Store revenue was primarily due to 52 less Company Stores, net, along with a decrease in Company Store comparable sales as illustrated by the following table:

Company Store Decrease in Revenue
(in thousands)
Second Quarter 2015 vs. Second Quarter 2014:
Company Stores comparable sales decrease	$(3,039)
Reduction in number of Company Stores, net	(7,233)

Total change in Company Store revenue	$(10,272)

Company Store comparable sales decreased by $3.0 million for the 13-week period ended June 30, 2015, or 5.9%, attributable to a decrease in transaction count of 11.5% partially offset by an increase of 5.6% in average check as compared to the same period in the prior year. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least a full fiscal year. As of June 30, 2015, 100% of our Company Stores had been open for at least one full year.

Franchise and other revenue

Franchise and other revenue was $5.8 million, an increase of $0.2 million or 3.6% for the 13-week period ended June 30, 2015 compared to $5.6 million for the 13-week period ended July 1, 2014. The increase was primarily due to the increase in royalties associated with increase in Franchised Stores, partially offset by a Franchise Store comparable store sales decrease of 2.6%.

The aggregate number of Franchise and International Stores as of June 30, 2015 and July 1, 2014 was 669 and 599, respectively.

Cost of Sales

Cost of sales is primarily comprised of produce, dairy, and other products used to make smoothies and juices, paper products, and delivery fees. As a percentage of Company Store revenue, cost of sales increased to 23.7% for the 13-week period ended June 30, 2015, compared to 23.2% for the 13-week period ended July 1, 2014.  The increase in cost of sales as a percentage of Company Store revenue was primarily due to lower vendor rebates as a result of lower purchase volumes of specific commodities (approximately 1.5%), partially offset by lower sales discounts (approximately -0.5%), product mix and price changes (approximately -0.4%), and a decrease in commodity costs (approximately -0.2%). Cost of sales for the 13-week period ended June 30, 2015 was $11.5 million, a decrease of $2.1 million, or 15.6%, compared to $13.6 million for the 13-week period ended July 1, 2014.  The decrease in dollars is driven by a decrease in net sales of $10.3 million, or 17.5%, primarily as a result of refranchising.

Labor

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. As a percentage of Company Store revenue, labor costs were 30.8% for the 13-week period ended June 30, 2015 compared to 27.7% for the 13-week period ended July 1, 2014. The 3.1% increase was primarily attributable to the minimum wage increase in California on July 1, 2014 (approximately 1.6%), higher wages in the Chicago stores acquired in second half of 2014 (approximately 0.9%), the deleverage impact as a result of the decrease in Company Store comparable sales, and the increase in product mix of our juice and bowl platforms, partially offset by reduced hours (approximately 0.8%). The increase in the ratio of made-to-order items was partially offset by the launch of new standard operating procedures in June that reduced the production times. Additionally, labor increased due to increased health insurance costs due to compliance with the Affordable Care Act (approximately 0.4%), which was offset by reduction of store incentive payouts due to lower sales (approximately 0.5%). Labor costs for the 13-week period ended June 30, 2015 were $14.9 million, a decrease of $1.4 million, or 8.4%, compared to $16.2 million for the 13-week period ended July 1, 2014, which is primarily due to fewer Company Stores resulting from refranchising.

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes, licenses and property insurance for all Company Store locations. As a percentage of Company Store revenue, occupancy costs increased to 12.7% for the 13-week period ended June 30, 2015, compared to 11.8% for the 13-week period ended July 1, 2014. The increase in occupancy costs as a percentage of Company Store revenue was primarily due to the refranchising of Company Stores that carried a lower rent base (approximately 1.3%). Occupancy costs for the 13-week period ended June 30, 2015 were $6.1 million compared to $6.9 million for the 13-week period ended July 1, 2014, which is primarily due to fewer Company Stores resulting from refranchising.

Store Operating

Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses. As a percentage of Company Store revenue, total store operating expenses increased to 16.7% for the 13-week period ended June 30, 2015, compared to 14.5% for the 13-week period ended July 1, 2014. The increase in total store operating expenses as a percentage of Company Store revenue was primarily due to an increase in advertising costs (approximately 1.0%), credit card usage (approximately 0.2%) and repairs and preparation for refranchising transactions (approximately 0.6%). Total store operating expenses for the 13-week period ended June 30, 2015 were $8.1 million, a decrease of $0.4 million, or 5.1%, compared to $8.5 million for the 13-week period ended July 1, 2014 primarily due to fewer Company Stores resulting from refranchising.

Depreciation and Amortization

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. As a percentage of total revenue, depreciation and amortization decreased to 2.5% for the 13-week period ended June 30, 2015, compared to 4.2% for the 13-week period ended July 1, 2014. The decrease in depreciation and amortization as a percentage of total revenue was primarily due to reclassification from property, fixtures and equipment to assets held for sale for stores prior to their refranchising and the resulting discontinuation of depreciation on those assets. Depreciation and amortization for the 13-week period ended June 30, 2015 was $1.3 million, resulting in a decrease of $1.3 million, or 49.9%, compared to $2.7 million for the 13-week period ended July 1, 2014.

General and Administrative

General and administrative (G&A) expenses include costs associated with our corporate headquarters in Emeryville, CA, field supervision, performance related incentives, outside and contract services, accounting and legal fees, travel and travel-related expenses, share-based compensation and other. As a percentage of total revenue, G&A expenses increased to 15.6% for the 13-week period ended June 30, 2015, compared to 14.9% for the 13-week period ended July 1, 2014. Total G&A expenses for the 13-week period ended June 30, 2015 were $8.4 million, a decrease of $1.2 million, or 12.1%, compared to $9.6 million for the 13-week period ended July 1, 2014. The decrease of total G&A expenses was primarily due to reduced payroll as a result of reduced general and administrative headcount (approximately $1.1 million) and reduced semi-annual performance related incentives (approximately $1.7 million), partially offset by increased professional fees (approximately $0.1 million), increased stock compensation expense related to both the timing of grants (2014 and 2015 employee grants in August 2014 and March 2015, respectively) and modified options relating to the acceleration to an asset-light model, (approximately $0.8 million) and outsourcing costs (approximately $0.5 million).

Gain on Disposal of Assets

Gain on disposal of assets includes gains from sales of Company Stores, fixed asset retirements and sales of furniture, fixtures and equipment. For the 13-week period ended June 30, 2015, gain on disposal of assets was $4.5 million compared to $1.0 million for the 13-week period ended July 1, 2014, an increase of 357.6%. The increase was primarily due to the increased gains on refranchise sales of Company Stores (approximately $3.0 million).

Other Operating, Net

Other operating, net consists primarily of income from jambacard breakage, store lease termination, impairment charge and closure costs, jambacard related fees, pre-opening expense, expenses related to our franchise, CPG and JambaGO® activities, and franchise bad debt and trade credit write-off. For the 13-week period ended June 30, 2015, other operating, net was an expense of $1.8 million compared to an expense of $1.1 million for the 13-week period ended July 1, 2014, an increase of 69.0%. Changes in the components of other operating, net include increased costs related to franchise operations due to the increase in Franchise Stores (approximately $0.3 million) and an increase in bad debt related to the write-off of barter credits for marketing services due to vendor insolvency (approximately $0.8 million), partially offset by increased jambacard breakage (approximately $0.2 million).

Income Tax Expense

We have recorded income tax expense for both the 13-week period ended June 30, 2015 and July 1, 2014, respectively. Our effective income tax rates were 1.0% and 3.4% for the 13-week period ended June 30, 2015 and July 1, 2014, respectively. For the 13-week period ended June 30, 2015 and July 1, 2014, the effective tax rates were primarily affected by forecasted pretax income or loss, a change in the valuation allowance related to deductible temporary differences, the U.S. alternative minimum and foreign withholding taxes of the respective periods.

26-Week Period Ended June 30, 2015 as Compared to 26-Week Period Ended July 1, 2014 (Unaudited)

(in thousands)

	26-Week Period Ended June 30, 2015	%(1)	26-Week Period Ended July 1, 2014	%(1)
Revenue:
Company stores	$96,088	90.1%	$105,904	91.4%
Franchise and other revenue	10,542	9.9%	9,927	8.6%

Total revenue	106,630	100.0%	115,831	100.0%

Costs and operating expenses:
Cost of sales	23,881	24.9%	25,169	23.8%
Labor	30,964	32.2%	30,573	28.9%
Occupancy	12,966	13.5%	13,866	13.1%
Store operating	16,093	16.7%	15,897	15.0%
Depreciation and amortization	3,217	3.0%	5,298	4.6%
General and administrative	17,390	16.3%	17,932	15.5%
Gain on disposal of assets	(5,258)	(4.9)%	(1,046)	(0.9)%
Other operating, net	2,584	2.4%	1,755	1.5%

Total costs and operating expenses	101,837	95.5%	109,444	94.5%

Income from operations	4,793	4.5%	6,387	5.5%

Other income (expense), net:
Interest income	29	0.0%	34	0.0%
Interest expense	(109)	(0.1)%	(94)	(0.1)%

Total other expense, net	(80)	(0.1)%	(60)	(0.1)%

Income before income taxes	4,713	4.4%	6,327	5.5%
Income tax expense	(83)	(0.1)%	(218)	(0.2)%

Net income	4,630	4.3%	6,109	5.3%
Less: Net income attributable to noncontrolling interest	52	0.0%	17	0.0%

Net income attributable to Jamba, Inc.	$4,578	4.3%	$6,092	5.3%

(1)	Cost of sales, labor, occupancy and store operating percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue.

Revenue

(in thousands)

	26-Week Period Ended June 30, 2015	% of Total Revenue	26-Week Period Ended July 1, 2014	% of Total Revenue
Revenue:
Company stores	$96,088	90.1%	$105,904	91.4%
Franchise and other revenue	10,542	9.9%	9,927	8.6%

Total revenue	$106,630	100.0%	$115,831	100.0%

Total revenue is comprised of revenue from Company Stores, royalties and fees from Franchise Stores in the U.S. and from International Stores, income from JambaGO® locations, license income from sales of Jamba-branded CPG products and direct sales of CPG products. Total revenue for the 26-week period ended June 30, 2015 was $106.6 million, a decrease of $9.2 million, or 8.0%, compared to $115.8 million for the 26-week period ended July 1, 2014. The decrease in total revenue was primarily due to 52 less Company Stores as a result of 58 refranchises and 12 store closures, partially offset by 18 re-acquired franchise stores since July 1, 2014.

Company Store revenue

Company Store revenue for the 26-week period ended June 30, 2015 was $96.1 million, a decrease of $9.8 million or 9.3%, compared to Company Store revenue of $105.9 million for the 26-week period ended July 1, 2014.

The decrease in total revenue was primarily due to 52 less Company Stores as a result of 58 refranchises and 12 store closures, partially offset by 18 re-acquired franchise stores since July 1, 2014 along with a decrease in Company Store comparable sales as illustrated by the following table:

Company Store Decrease in Revenue
(in thousands)
Year-To-Date Q2 2015 vs. Year-To-Date Q2 2014:
Company Stores comparable sales decrease	$(347)
Reduction in number of Company Stores, net	(9,469)

Total change in Company Store revenue	$(9,816)

    Company Store comparable sales decreased by $0.3 million for the 26-week period ended June 30, 2015, or 0.4%, attributable to a decrease in transaction count of 5.7%, partially offset by an increase of 5.3% in average check as compared to the same period in the prior year. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least a full fiscal year. As of June 30, 2015, 100% of our Company Stores had been open for at least one full year.

Franchise and other revenue

Franchise and other revenue was $10.5 million, an increase of $0.6 million or 6.2% for the 26-week period ended June 30, 2015 compared to $9.9 million for the 26-week period ended July 1, 2014. The increase was primarily due to the increase in royalties associated with increase in Franchised Stores and an increase in Franchise Store comparable store sales of 0.3%.

Cost of Sales

Cost of sales is primarily comprised of fruit, dairy, and other products used to make smoothies and juices, paper products, and delivery fees. As a percentage of Company Store revenue, cost of sales increased to 24.9% for the 26-week period ended June 30, 2015, compared to 23.8% for the 26-week period ended July 1, 2014.  The increase in cost of sales as a percentage of Company Store revenue was primarily due to lower vendor rebates as a result of lower purchase volumes of specific commodities (approximately 1.2%), product mix and price changes (approximately 0.4%), partially offset by lower discounts (approximately -0.5%), and a decrease in commodity costs (approximately -0.4%). Cost of sales for the 26-week period ended June 30, 2015 was $23.9 million, a decrease of $1.3 million, or 5.1%, compared to $25.2 million for the 26-week period ended July 1, 2014.  The decrease in dollars is driven by a decrease in net sales of $9 million, or 8%, primarily as a result of refranchising and decrease in Company Store sales.

Labor

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. As a percentage of Company Store revenue, labor costs were 32.2% for the 26-week period ended June 30, 2015 compared to 28.9% for the 26-week period ended July 1, 2014. The 3.3% increase was primarily attributable to the minimum wage increase in California on July 1, 2014 (approximately 0.6%), higher wages in the Chicago stores acquired in second half of 2014 (approximately 0.9%), the deleverage impact as a result of the decrease in Company Store comparable sales, and the increase in product mix of our juice and bowl platforms, partially offset by reduced hours (approximately 1.3%). Additionally, labor increased due to increased health insurance costs due to compliance with the Affordable Care Act (approximately 0.8%), partially offset by reduction of store incentive payouts due to lower sales (approximately 0.2%). Labor costs for the 26-week period ended June 30, 2015 were $30.9 million, a decrease of $0.3 million, or 3.9%, compared to $30.6 million for the 26-week period ended July 1, 2014, which is primarily due to fewer stores resulting from refranchising.

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes, licenses and property insurance for all Company Store locations. As a percentage of Company Store revenue, occupancy costs increased to 13.5% for the 26-week period ended June 30, 2015, compared to 13.1% for the 26-week period ended July 1, 2014. The increase in occupancy costs as a percentage of Company Store revenue was primarily due to the refranchising of Company Stores with lower rents than the average store rent (approximately 0.4%). Occupancy costs for the 26-week period ended June 30, 2015 were $13.0 million, a decrease of $0.9 million, or 6.5%, compared to $13.9 million for the 26-week period ended July 1, 2014, which is primarily due to fewer stores resulting from refranchising.

Store Operating

Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses. As a percentage of Company Store revenue, total store operating expenses increased to 16.7% for the 26-week period ended June 30, 2015, compared to 15.0% for the 26-week period ended July 1, 2014. The increase in total store operating expenses as a percentage of Company Store revenue was primarily due to repairs and maintenance costs incurred to prepare stores for refranchising (approximately 0.3%), increased advertising (approximately 0.5%), and increased uniform costs related to the new-look roll-out (approximately 0.3%). Total store operating expenses for the 26-week period ended June 30, 2015 were $16.1 million, an increase of $0.2 million, or 1.2%, compared to $15.9 million for the 26-week period ended July 1, 2014, primarily due to the matters referenced above partially offset by the impact of fewer Company Stores resulting from our refranchising initiative.

Depreciation and Amortization

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. As a percentage of total revenue, depreciation and amortization decreased to 3.0% for the 26-week period ended June 30, 2015, compared to 4.6% for the 26-week period ended July 1, 2014. The decrease in depreciation and amortization as a percentage of total revenue was primarily due to reclassification from property, fixtures and equipment to assets held for sale of stores prior to their refranchising and the resulting discontinuation of depreciation on those assets. Depreciation and amortization for the 26-week period ended June 30, 2015 was $3.2 million, a decrease of $2.1 million, or 39.3%, compared to $5.3 million for the 26-week period ended July 1, 2014.

General and Administrative

General and administrative (G&A) expenses include costs associated with our corporate headquarters in Emeryville, CA, field supervision, performance related incentives, outside and contract services, accounting and legal fees, travel and travel-related expenses, share-based compensation and other. As a percentage of total revenue, G&A expenses increased to 16.3% for the 26-week period ended June 30, 2015, compared to 15.5% for the 26-week period ended July 1, 2014. Total G&A expenses for the 26-week period ended June 30, 2015 were $17.4 million, a decrease of $0.5 million, or 3.0%, compared to $17.9 million for the 26-week period ended July 1, 2014. The decrease of total G&A expenses was primarily due to a decrease in payroll as a result of reduced general and administrative headcount (approximately $2.1 million) and reduced semi-annual performance related incentives (approximately $1.7 million), partially offset by an increase in professional fees (approximately $1.0 million), increased stock compensation expense related to both the timing of grants (2014 and 2015 employee grants in August 2014 and March 2015, respectively) and modified options relating to the acceleration to an asset-light model, (approximately $1.2 million) and outsourcing costs (approximately $0.9 million).

Gain on Disposal of Assets

Gain on disposal of assets includes gains from sales of Company Stores, fixed asset retirements and sales of furniture, fixtures and equipment. For the 26-week period ended June 30, 2015, gain on disposal of assets was $5.3 million compared to $1.0 million for the 26-week period ended July 1, 2014, an increase of 402.7%. The increase was primarily due to the increased gains on refranchise sales of Company Stores (approximately $3.5 million).

Other Operating, Net

Other operating, net consists primarily of income from jambacard breakage, store lease termination, impairment charge and closure costs, jambacard-related fees, pre-opening expense, expenses related to our franchise, CPG and JambaGO® activities, franchise bad debt and trade credit write-off, and loss on equity investments. For the 26-week period ended June 30, 2015, other operating, net was an expense of $2.6 million compared to an expense of $1.8 million for the 26-week period ended July 1, 2014, an increase of 47.2%. Changes in the components of other operating, net include increased costs related to franchise operations due to the increase in Franchise Stores (approximately $0.6 million) and an increase in bad debt related to the write-off of barter credits for marketing services due to vendor insolvency (approximately $0.8 million), partially offset by increased jambacard breakage (approximately $0.7 million).

Income Tax Expense

We have recorded income tax expense for both the 26-week period ended June 30, 2015 and July 1, 2014, respectively. Our effective income tax rates were 1.7% and 3.4% for the 26-week period ended June 30, 2015 and July 1, 2014, respectively. For the 26-week period ended June 30, 2015 and July 1, 2014, the effective tax rates were primarily affected by forecasted pretax income, a change in the valuation allowance related to deductible temporary differences originating during those periods, the alternative minimum taxes and foreign withholding taxes. The effective tax rates were also impacted by a reduction of the federal income tax liability related to the net operating loss deduction for alternative minimum tax purposes.

Key Financial Metrics and Non-GAAP Measures

We review and discuss our operations based on both financial and non-financial metrics. Among the key financial metrics upon which we focus is reviewing our performance based on our consolidated GAAP results, including Company Store comparable sales. We also use certain supplemental, non-GAAP financial metrics in evaluating financial results, including Franchise Store comparable sales and system-wide comparable sales.

Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least one full year. Franchise Store comparable sales, a non-GAAP financial measure, represents the change in year-over-year sales for all Franchise Stores opened for at least one full year, as reported by franchisees and excludes International Stores. System-wide comparable store sales, a non-GAAP financial measure, represents the change in year-over-year sales for all Company and Franchise Stores opened for at least one full year and is based on sales by both company-owned and domestic franchise-operated stores, as reported by franchisees, which are in the store base. System-wide comparable store sales do not include International Stores, JambaGO® units and smoothie stations.

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

We review the increase or decrease in Company Store comparable sales, Franchise Store comparable sales and system-wide comparable sales compared with the same period in the prior year to assess business trends and make certain business decisions. We believe that Franchise Store comparable sales and system-wide comparable sales data, non-GAAP financial measures, are useful in assessing the overall performance of the Jamba brand and, ultimately, the performance of the Company.

The following table sets forth operating data that do not otherwise appear in our condensed consolidated financial statements as of, and for, the 13-week and 26-week periods ended June 30, 2015 and July 1, 2014:

	13-Week Period Ended		26-Week Period Ended
	June 30, 2015	July 1, 2014	June 30, 2015	July 1, 2014

Percentage change in Company Store comparable sales(1)	(5.9)%	2.5%	(0.4)%	1.6%
Percentage change in Franchise Store comparable sales(2)	(2.6)%	2.0%	0.3%	1.2%
Percentage change in system-wide comparable sales(2)	(3.9)%	2.2%	0.1%	1.4%
Total Company Stores	206	258	206	258
Total Franchise Stores	601	551	601	551
Total International Stores	68	48	68	48

(1)	Percentage change in Company Store comparable sales compares the sales of Company Stores during the 13-week and 26-week periods in 2015 to the sales from the same Company Stores for the equivalent period in the prior year. A Company Store is included in this calculation after one full year of operations. Sales from Franchise Stores are not included in Company Store comparable sales.

(2)	Percentage change in system-wide comparable sales compares the combined sales of Company and Franchise Stores during the 13-week and 26-week periods in 2015 to the combined sales from the same Company Stores and Franchise Stores for the equivalent period in the prior year. A Company Store or Franchise Store is included in this calculation after one full year of operations.

The following table sets forth certain data relating to Company Stores, Franchise and International Stores for the periods indicated:

	26-Week Period Ended June 30, 2015		26-Week Period Ended July 1, 2014
	Domestic	International	Domestic	International

Company Stores:
Beginning of period	263	-	268	-
Company Stores opened	-	-	-	-
Company Stores closed	(4)	-	(2)	-
Company Stores sold to franchisees	(53)	-	(8)	-

Total Company Stores	206	-	258	-

Franchise and International Stores:
Beginning of period	543	62	535	48
Franchise Stores opened	14	8	22	8
Franchise Stores closed	(9)	(2)	(14)	(8)
Franchise Stores purchased from the Company	53	-	8	-

Total Franchise and International Stores	601	68	551	48

Refranchising Initiative

In November 2014 we announced an accelerated refranchising initiative that includes the sale of up to 114 Company Stores in the California market as part of our transition to an asset-light business model. Our accelerated refranchising initiative is a key driver to reduce general and administrative costs, accelerate growth, and to achieve certain operational efficiencies. As a part of our accelerated refranchising strategy, we completed the refranchising of 53 Company Stores during the 26-week period ended June 30, 2015.

We anticipate completing the refranchising of over 200 stores by the end of fiscal year 2015. At the end the second quarter of 2015, we included the fair value of 173 stores as assets held for sale on the face of the consolidated balance sheets. Prior year balances were also reclassified to match the current year presentation. These stores met the six criteria as described in Note 1 to the condensed consolidated financial statements and are classified as assets held for sale.

In the majority of refranchising transactions, we enter into development agreements committing buyers to build additional Franchise Stores in regions their purchased stores occupy. In addition, as part of these refranchising transactions, buyers of mature Company Stores are obligated to refresh and refurbish these stores.

Liquidity and Capital Resources

Cash Flows Summary

The following table summarizes our cash flows for the 26-week period ended June 30, 2015 and July 1, 2014 (in thousands):

	26-Week Period Ended
	June 30, 2015	July 1, 2014

Net cash (used in) provided by operating activities	$(5,244)	$6,782
Net cash provided by (used in) investing activities	10,089	(7,875)
Net cash (used in) provided by financing activities	(8,677)	1,083

Net decrease in cash and cash equivalents	$(3,832)	$(10)

 Liquidity

As of June 30, 2015, we had cash and cash equivalents of $13.9 million compared to $17.8 million as of December 30, 2014. As of June 30, 2015 and December 30, 2014, we had no outstanding borrowings against our revolving credit facility. Our primary sources of liquidity are cash provided by operating activities. In addition, we have a revolving line of credit with Wells Fargo, N.A. of $15.0 million that expires in July 2016. In the future, we may enter equipment leasing arrangements and incur additional indebtedness as necessary and as permitted under our credit facility. We cannot assure, however, that such financing will be available on favorable terms or at all.

We expect that our cash on hand and future cash provided by operating activities and our refranchising initiative will be sufficient to fund our working capital and general corporate needs and the non-discretionary capital expenditures for the foreseeable future. Our primary liquidity and capital requirements are for working capital and general corporate needs and the planned fiscal 2015 capital expenditures. The use of cash to fund discretionary capital expenditures will be based on the need to conserve our capital.

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

Operating Activities

Net cash used in operating activities was $5.2 million for the 26-week period ended June 30, 2015, compared to net cash provided by operating activities of $6.8 million in the 26-week period ended July 1, 2014, reflecting a net increase in cash flows used in operating activities of $12.0 million. This increase in cash used in operating activities was primarily due to a net increase in cash used in operating assets and liabilities (approximately $5.9 million) and an increase in net loss after adjustments for noncash items (approximately $6.1 million). Cash flows relating to vendor balances and employee compensation declined compared to the prior year primarily due to the reduction in the number of Company Stores.

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

Investing Activities

Net cash provided by investing activities was $10.1 million for the 26-week period ended June 30, 2015, compared to net cash used in investing activities of $7.9 million for the 26-week period ended July 1, 2014. The $18.0 million increase in net cash provided by investing activities during the 26-week period ended June 30, 2015 was primarily due to an increase in proceeds from disposal of fixed assets (approximately $11.0 million) resulting from our refranchising strategy and a decrease in capital expenditure payments (approximately $6.9 million).

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

Financing Activities

Net cash used in financing activities was $8.7 million for the 26-week period ended June 30, 2015, compared to net cash provided by financing activities of $1.1 million for the 26-week period ended July 1, 2014. The $9.8 million increase in net cash used in financing activities was primarily due to the repurchase of the shares of the Company's common stock (approximately $9.8 million) under the stock repurchase plan approved by our Board of Directors in 2014 and proceeds from sale of noncontrolling interest in the second quarter of 2014 that did not recur in 2015 (approximately $0.8 million) partially offset by an increase in receipts from our stock issuance plans, including from the exercise of stock options (approximately $0.9 million).

Contractual Obligations

There have been no significant changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 30, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Jamba Juice’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of June 30, 2015, due to the existence of the following material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain sufficient finance and accounting resources within the organization, in part attributable to employee turnover related to recently implemented cost reductions and infrastructure changes, to ensure the proper application of U.S. GAAP with respect to the Company’s non-routine transactions. Specifically, our controls over non-routine transactions were not designed to capture all non-routine activities and our controls were not designed to ensure that non-routine transactions are adequately analyzed and accounted for in accordance with GAAP.

 Despite the existence of this material weakness, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

The following change in our internal control over financial reporting was completed during the quarter ended June 30, 2015 and has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

•	We have hired additional professional accounting resources to assist with the preparation and review of accounting policies and procedures and financial reporting with knowledge, experience and training in the application of GAAP.

We have also initiated the following corrective actions, which management believes are reasonably likely to materially affect our controls and procedures as they are designed to remediate the material weaknesses as described above:

•	We are in the process of further enhancing, our internal finance and accounting organizational structure, which includes hiring additional resources.

•	We are in the process of further enhancing, the supervisory procedures that will include additional levels of analysis and quality control reviews within the accounting and financial reporting functions.

We do not expect to have fully remediated these material weaknesses until management has tested those internal controls and found them to have been remediated. We expect to complete this process during our annual testing for fiscal 2015.

The Company is taking actions to remediate the material weakness related to its internal control over non-routine transactions, as described above. Other than the material weakness referenced above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 29, 2014, the Company’s Board of Directors authorized the repurchase of up to $25 million of shares of common stock (the "2014 Stock Repurchase Program") over a period of 18 months. During the second quarter the Company repurchased in the open market 195,171 shares under this program at an aggregate cost of $3.1 million. On May 11, 2015, the Company’s Board of Directors authorized the repurchase of an additional $15 million of shares of common stock (the “2014 Stock Repurchase Program”) over a period of 18 months. There have been no shares of common stock repurchased under the additional $15 million of shares of common stock authorization. Shares purchased under the 2014 Stock Repurchase Program are considered treasury stock until retired. The following table presents information related to repurchases of shares of the Company's common stock during the second quarter of 2015 (in thousands except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs(1)

April 1, 2015 — April 28, 2015	158,849	$16.09	158,849	3,770
April 29, 2015 — May 26, 2015	36,322	$16.08	36,322	3,186
May 27, 2015 — June 30, 2015	-	$-	-	3,186

Total	195,171	$16.09	195,171	3,186

(1) The amounts exclude commission costs.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Elimination of Series A Preferred Stock of Jamba, Inc..	8-K	001-32552	3.1	April 3, 2015
4.1	Amendment No.2 to Rights Agreement by and between Jamba, Inc. and Continental Stock Transfer & Trust Company, dated as of April 2, 2015.	8-K	001-32552	4.1	April 3, 2015

10.1	Asset Purchase Agreement dated April 1, 2015 by and between Jamba Juice Company and Vitaligent, LLC.					X
10.2	First Amendment to Asset Purchase Agreement dated July 28, 2015 by and between Jamba Juice Company and Vitaligent, LLC.					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of August, 2015.

JAMBA, INC.

By:	/s/ James D. White
James D. White
Chairman of the Board, Chief Executive
Officer
and President (Duly Authorized Officer)

By:	/s/ Karen L. Luey
Karen L. Luey
Chief Financial Officer, Chief Administrative Officer, Executive Vice President and Secretary
(Principal Financial Officer and Chief
Accounting Officer)

