Form 10-Q
period 2015-09-29
JAMBA, INC.
filed 2015-11-09
CIK 1316898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2015

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

The number of shares of common stock, $0.001 par value, of Jamba, Inc. issued and outstanding as of November 2, 2015 was 15,042,847.

JAMBA, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 29, 2015

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 JAMBA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	September 29, 2015	December 30, 2014

ASSETS
Current Assets:
Cash and cash equivalents	$25,236	$17,750
Receivables, net of allowances of $538 and $280	17,620	16,977
Inventories	1,451	2,300
Prepaid and refundable taxes	343	474
Prepaid rent	1,773	504
Assets held for sale	4,883	26,626
Prepaid expenses and other current assets	4,872	8,105

Total current assets	56,178	72,736
Property, fixtures and equipment, net	13,484	15,236
Goodwill	908	982
Trademarks and other intangible assets, net	1,061	1,294
Other long-term assets	3,863	2,241

Total assets	$75,494	$92,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,417	$3,926
Accrued compensation and benefits	3,421	6,325
Workers’ compensation and health insurance reserves	840	1,311
Accrued jambacard liability	28,799	38,184
Other current liabilities	19,556	16,454

Total current liabilities	54,033	66,200
Deferred rent and other long-term liabilities	8,621	9,544

Total liabilities	62,654	75,744

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $0.001 par value—30,000,000 shares authorized; 17,886,779 and 15,160,499 shares issued and outstanding at September 29, 2015, respectively, and 17,478,616 and 16,567,803 shares issued and outstanding at December 30, 2014, respectively,	18	17
Additional paid-in capital	401,295	396,629
Treasury shares, at cost	(38,113)	(11,991)
Accumulated deficit	(350,360)	(368,041)

Total equity attributable to Jamba, Inc.	12,840	16,614
Noncontrolling interest	-	131

Total stockholders’ equity	12,840	16,745

Total liabilities and stockholders’ equity	$75,494	$92,489

See accompanying notes to the unaudited condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	13-Week Period Ended		39-Week Period Ended
	September 29, 2015	September 30, 2014	September 29, 2015	September 30, 2014
Revenue:
Company stores	$28,213	$53,377	$124,301	$159,281
Franchise and other revenue	7,284	4,907	17,826	14,834

Total revenue	35,497	58,284	142,127	174,115

Costs and operating expenses:
Cost of sales	6,626	14,611	30,507	39,780
Labor	8,843	16,793	39,807	47,366
Occupancy	3,980	6,917	16,946	20,783
Store operating	5,901	9,400	21,994	25,297
Depreciation and amortization	1,143	2,617	4,360	7,915
General and administrative	9,003	9,487	26,393	27,419
Gain on disposal of assets	(16,076)	(555)	(21,334)	(1,601)
Other operating, net	2,776	821	5,360	2,576

Total costs and operating expenses	22,196	60,091	124,033	169,535

Income (loss) from operations	13,301	(1,807)	18,094	4,580

Other income (expense), net:
Interest income	49	21	78	55
Interest expense	(53)	(49)	(162)	(143)

Total other expense, net	(4)	(28)	(84)	(88)

Income (loss) before income taxes	13,297	(1,835)	18,010	4,492
Income tax (expense) benefit	(194)	156	(277)	(62)

Net income (loss)	13,103	(1,679)	17,733	4,430
Less: Net income attributable to noncontrolling interest	-	22	52	39

Net income (loss) attributable to Jamba, Inc.	$13,103	$(1,701)	$17,681	$4,391

Weighted-average shares used in computation of earnings per share attributable to Jamba, Inc.: Basic	15,808,680	17,291,287	16,084,411	17,219,043
Diluted	16,214,943	17,291,287	16,558,680	17,663,050

Net income (loss) per share attributable to common stockholders attributable to Jamba, Inc. Basic	$0.83	$(0.10)	$1.10	$0.26
Diluted	$0.81	$(0.10)	$1.07	$0.25

 See accompanying notes to the unaudited condensed consolidated financial statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	39-Week Period Ended
	September 29, 2015	September 30, 2014
Cash flows (used in) provided by operating activities:
Net income	$17,733	$4,430
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,360	7,915
Impairment, store closure costs and gain on disposals	(25,394)	(1,512)
Jambacard breakage income	(2,649)	(2,335)
Gain on contingent consideration	(156)	-
Gain on sale of investment in joint venture	(662)	-
Stock-based compensation	3,633	2,246
Bad debt and purchase obligation reserves	1,433	501
Deferred rent	(1,330)	(2,742)
Loss on investment	173	-
Changes in operating assets and liabilities:
Receivables	997	2,914
Inventories	486	(558)
Prepaid and refundable taxes	131	(222)
Prepaid rent	(1,269)	(2,791)
Prepaid expenses and other current assets	2,579	138
Other long-term assets	(1,696)	(1,202)
Accounts payable	(2,884)	(1,222)
Accrued compensation and benefits	(2,904)	(1,002)
Workers’ compensation and health insurance reserves	(471)	286
Accrued jambacard liability	(6,736)	(3,902)
Other current liabilities	3,130	4,569
Other long-term liabilities	600	166

Net cash (used in) provided by operating activities	(10,896)	5,677

Cash flows provided by (used in) investing activities:
Capital expenditures	(3,907)	(11,528)
Business acquisition	-	(611)
Proceeds from disposal of assets	46,926	2,772

Net cash provided by (used in) investing activities	43,019	(9,367)

Cash flows provided by (used in) financing activities:
Payment on capital lease obligations	(28)	(31)
Payments for treasury shares	(26,122)	-
Proceeds pursuant to stock issuance	1,565	1,019
Payment to noncontrolling interest	(52)	-
Proceeds from sale to noncontrolling interest	-	750

Net cash (used in) provided by financing activities	(24,637)	1,738

Net increase (decrease) in cash and cash equivalents	7,486	(1,952)

Cash and cash equivalents at beginning of period	17,750	32,386

Cash and cash equivalents at end of period	$25,236	$30,434

Supplemental cash flow information:
Cash paid for interest	$23	$25
Cash paid for income taxes	$-	$107

Noncash investing and financing activities:
Property, fixtures and equipment in accounts payable	$383	$373
Note taken for store disposal	$2,000	$-
Noncash acquisition consideration	$-	$81

See accompanying notes to the unaudited condensed consolidated financial statements.

JAMBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business

 Jamba, Inc., a Delaware corporation (“Jamba” or the “Company”), and its wholly-owned subsidiary, Jamba Juice Company, is a healthy, active lifestyle brand with a robust expanding global business driven by a portfolio of franchised and company-owned Jamba Juice® stores and licensed JambaGO® and Jamba Juice ExpressTM formats. The Jamba® brand includes innovative product platforms and both licensed and Company driven consumer packaged goods. The Company is a leading restaurant retailer of “better-for-you” specialty food and beverage offerings which include great tasting, whole fruit smoothies, fresh squeezed juices and juice blends, Energy BowlsTM, hot teas, and a variety of food items, including hot oatmeal, breakfast wraps, sandwiches, Artisan FlatbreadsTM , baked goods, and snacks. The Company continues to expand the Jamba brand by direct selling of consumer packaged goods (“CPG”), and by licensing its trademarks for CPG products sold through retail channels such as grocery stores, warehouse clubs and convenience stores. The Company’s headquarters are located in Emeryville, California.

During the third quarter of 2015, Jamba Juice changed the name of their Smoothie Station offering to Jamba Juice Express TM. All references throughout the document have been changed to reflect this name change.

 As of September 29, 2015, there were 884 Jamba Juice stores globally, consisting of 94 Company-owned and operated stores (“Company Stores”), 720 franchisee-owned and operated stores (“Franchise Stores”) in the United States, and 70 Franchise Stores in international locations (“International Stores”). The JambaGO® business consists of over 2,000 licensed units located across the United States. JambaGo® units are typically installed in K-12 schools, colleges, universities, Target Cafes as well as other captive venues.

2. Summary of Significant Accounting Policies

Basis of presentation and consolidation

 The accompanying unaudited condensed consolidated financial statements of Jamba, Inc. have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q. The December 30, 2014 condensed consolidated balance sheet was derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of the 13-week or 39-week periods ended September 29, 2015 are not necessarily indicative of the results of operations to be expected for the entire fiscal year.

The condensed consolidated financial statements include the accounts of the Company and its direct or indirect subsidiary, Jamba Juice Company. The accounts of Jamba Juice Southern California, LLC (“JJSC”) are included through April 28, 2015, when the Company sold its 88% interest in JJSC to the holder of JJSC’s noncontrolling interest, in connection with the refranchising initiative. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications were made to the Company’s prior financial statements to conform to current year presentation. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 30, 2014.

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

Advertising fund

The Company participates with the franchisees in an advertising fund to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchise owners. Contributions to the advertising fund are required for the Company Stores and traditional Franchise Stores, and are generally based on a percentage of store revenue. The Company has control of the advertising fund. The fund is consolidated and all assets and liabilities of the fund are reported.

The advertising fund assets, consisting primarily of accounts receivable from franchisees, can only be used for selected purposes and are considered restricted. The advertising fund liabilities represent the corresponding obligation arising from the receipts of the marketing program. The receipts from the franchisees are recorded as a liability against which specified advertising costs are charged. Franchisee contributions to the fund are not reflected in the condensed consolidated statements of operations.

 Advertising fund assets as of September 29, 2015 include $2.5 million of receivables from franchisees, which is recorded in receivables on the condensed consolidated balance sheet. Advertising fund liabilities as of September 29, 2015 of $1.9 million are reported in other current liabilities and accounts payable on the condensed consolidated balance sheet.

Advertising fund assets as of December 30, 2014 include $1.2 million of receivables from franchisees, which is recorded in receivables on the condensed consolidated balance sheet. Advertising fund liabilities as of December 30, 2014 of $1.0 million are reported in other current liabilities and accounts payable on the condensed consolidated balance sheet.

Assets held for sale

Assets are classified as held for sale and depreciation and amortization is suspended when approval has been provided for disposal, the assets can be immediately removed from operations, an active program has begun to locate a buyer, the assets are being actively marketed for sale at or near their current fair value, significant changes to the plan of sale are not likely and the sale is probable within one year. Upon classification as held for sale, long-lived assets are no longer depreciated, and an assessment of impairment is performed to identify and expense any excess of carrying value over fair value less costs to sell. Subsequent changes to the estimated fair value less the costs to sell will impact the measurement of assets held for sale. To the extent fair value increases, any impairment previously taken is reversed. If the carrying value of the assets held for sale exceeds the fair value less costs to sell, an expense will be recorded for the amount of the excess. The associated prior year balances are also reclassified.

Earnings per share

Earnings per share is computed in accordance with Accounting Standards Codification (“ASC”) 260, Earnings per Share. Basic earnings per share is computed based on the weighted-average of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted-average number of common shares and potentially dilutive securities, which includes outstanding warrants and outstanding options and restricted stock awards granted under the stock compensation plans.

Anti-dilutive shares including restricted stock awards, warrants and stock options totaling 2.0 million and 1.9 million were excluded from the calculation of diluted weighted-average shares outstanding for the 13-week and 39-week periods ended September 29, 2015, respectively. Anti-dilutive shares including restricted stock awards, warrants and stock options totaling 2.0 million and 1.5 million were excluded from the calculation of diluted weighted-average shares outstanding for each of the 13-week and 39-week periods ended September 30, 2014, respectively.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued amended guidance on revenue from contracts with customers which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of the annual period beginning after December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is evaluating the impact of adopting this new accounting standard on the consolidated financial statements.

In January 2015, the FASB issued amended guidance which eliminates the concept of extraordinary items from generally accepted accounting principles. This amendment is effective beginning January 1, 2016, and may be applied retrospectively or prospectively. Early adoption is permitted. Prior to this amendment, an entity was required to separately classify and present an event or transaction that was determined to be both unusual in nature and infrequent in occurrence as an extraordinary item, net of tax, after income from continuing operations in the income statement. Upon adopting this amended guidance, a material event or transaction that an entity considers to be unusual or infrequent, or both, may still be presented separately but will now be presented on a pre-tax basis within income from continuing operations or disclosed in the notes to the financial statements. The Company does not expect this guidance to have a significant impact on the Consolidated Financial Statements.

In February 2015, the FASB issued amended guidance to the consolidation standard which updates the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendment modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, among other provisions. This amended guidance will be effective for the Company beginning fiscal year 2016.  Early adoption is permitted.  The Company is currently assessing the impact the adoption of the amended guidance will have on the Consolidated Financial Statements.

In April 2015, the FASB issued amended guidance which requires debt issuance costs to be presented as a direct deduction from the carrying value of the associated debt liability rather than as separate assets on the balance sheet. The recognition and measurement guidance for debt issuance costs are not affected by this amendment.  This amended guidance will be effective for the Company beginning fiscal year 2016. Early adoption is permitted, and the new guidance will be applied on a retrospective basis. The Company does not expect the adoption of this amended guidance to have a significant impact on the Consolidated Financial Statements.

In July 2015, the FASB issued guidance which simplifies the measurement of inventory for companies. ASU No. 2015-11 applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost method and requires measurement of that inventory at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance will be effective for the Company beginning fiscal year 2017. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a significant impact on the Consolidated Financial Statements.

3. Share-based Compensation

Stock options

A summary of stock option activity under our equity incentive plans as of September 29, 2015, and changes during the 39-week period then ended is presented below (shares and dollars in thousands):

			Weighted- Average
	Number of	Weighted- Average	Contractual Term	Aggregate
	Options	Exercise Price	Remaining (years)	Intrinsic Value

Balance at December 30, 2014	889	$10.89	4.74	$6,110
Granted	962	$13.94
Exercised	(211)	$7.35
Canceled	(62)	$17.35

Balance at September 29, 2015	1,578	$12.98	7.18	$4,532

Vested and expected to vest—September 29, 2015	1,364	$12.83	6.69	$4,467

Exercisable—September 29, 2015	617	$11.83	3.67	$4,071

During the 13-week and 39-week periods ended September 29, 2015, stock options of 6,500 and 962,000 were granted under the 2013 Equity Incentive Plan at a weighted-average grant date fair value of $6.51 and $6.04 per share, respectively. No stock options were granted during the 13-week or 39-week periods ended September 30, 2014. The fair value of stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

39-Week Period Ended
September 29, 2015

Risk-free interest rate	1.7%
Expected term (in years)	5.85
Expected volatility	43.7%
Expected dividend yield	0.0%

Restricted Stock Units

Information regarding activities during the 39-week period ended September 29, 2015 for restricted stock units (RSUs) granted under the 2013 Equity Incentive Plan is as follows (shares in thousands):

		Weighted-Average
	Number of	Grant Date
	RSUs	Fair Value

RSU's Outstanding at December 30, 2014	341	$11.95
Granted	39	$15.64
Vested	(28)	$13.82
Forfeited/canceled	(164)	$13.98

RSU's Outstanding at September 29, 2015	188	$10.66

During the 13-week and 39-week periods ended September 29, 2015, RSUs of 4,000 and 39,000 were granted under the 2013 Equity Incentive Plan at a weighted-average grant date fair value of $13.71 and $15.64 per share, respectively. During the 13-week and 39-week periods ended September 30, 2014, RSUs of 172,000 and 251,000 were granted under the 2013 Equity Incentive Plan at a weighted-average grant date fair value of $14.04 and $13.26 per share, respectively.

Performance share units

No performance share units (“PSUs”) were granted during the 13-week or 39-week periods ended September 29, 2015. During the 39-week period ended September 29, 2015, PSUs of 32,000 were vested and 24,000 were canceled. During the 39-week period ended September 30, 2014, PSUs of 85,000 were granted under the 2013 Equity Incentive Plan at a weighted-average grant date fair value of $14.04 per share and 30,000 PSUs were canceled.

 Share-based compensation expense included in general and administrative expense was $1.0 million and $3.6 million for the 13-week and 39-week periods ended September 29, 2015, and $0.8 million and $2.2 million for the 13-week and 39-week periods ended September 30, 2014, respectively. At September 29, 2015 unvested share-based compensation for stock options and restricted stock awards, net of forfeitures, totaled $3.6 million. This expense will be recognized over the remaining weighted-average vesting periods of approximately 3.5 years. There was no income tax benefit related to share-based compensation expense during the 13-week periods and 39-week periods ended September 29, 2015, and September 30, 2014.

4. Assets Held For Sale

 In November 2014, the Company announced plans to transition to an asset light model through the refranchising of Company Stores. In connection with that planned transition, 100 stores comprised of 99 Company Stores and one unopened store, met the criteria as assets held for sale as of December 30, 2014. During the 39-week period ended September 29, 2015, an additional 124 stores met the criteria to be classified as assets held for sale. A loss of $1.1 million was recorded in the first quarter of 2015 as a result of the reclassification of stores to reflect the adjustment to the lower of the net book value or fair value less costs to sell and $1.6 million was recorded in the third quarter of 2015 due to a reduction in the estimated selling price for certain locations. As of September 29, 2015 and December 30, 2014 assets held for sale of $4.9 million and $26.6 million, respectively, include goodwill and other intangibles of $0.1 million and $1.4 million, respectively, in the accompanying condensed consolidated balance sheets.

The Company refranchised 110 opened stores and one unopened store, and 163 opened stores and one unopened store, for total proceeds that includes note receivables and receipts for inventory and operating fund of $36.1 million and $49.8 million in the 13-week and 39-week periods ended September 29, 2015, respectively. The Company expects to refranchise substantially all of the remaining 64 Company Stores classified as assets held for sale at September 29, 2015 by the end of the first fiscal quarter of 2016.

Gain or loss on the disposal of assets held for sale is recorded within gain on disposal of assets in the condensed consolidated statement of operations. The Company recorded a gain of $16.2 million and $21.5 million from the disposal of assets held for sale relating to refranchising during the 13-week and 39-week periods ended September 29, 2015, respectively.

5. Fair Value Measurement

Financial assets and liabilities

The fair value of the financial liability accounted for on a recurring basis as of September 29, 2015 and December 30, 2014, relating to contingent consideration associated with a previous business acquisition, was recorded at $0 and $0.2 million, respectively.  The fair value as of December 30, 2014 was included in deferred rent and other long-term liabilities in the condensed consolidated balance sheet. The Company recorded a gain of $0.2 million during the 39-week period ended September 29, 2015 due to the reversal of the contingent consideration. As of June 30, 2015 the contingent consideration was no longer deemed probable of payment due to changes in circumstance.

 Level 3 Inputs

 The fair value of the contingent consideration was classified as level 3 because it is based on unobservable inputs. Significant inputs and assumptions include management’s estimate of operating profits from the related business, the timing of the payout and the discount rate used to calculate the present value of the liability. Significant changes in any level 3 input or assumption would result in increases or decreases to the related fair value measurements.

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

6. Credit Facility

 The Company has a revolving line of credit of $15.0 million with Wells Fargo, N.A. that expires in July 2016. The credit facility is collateralized by substantially all of the Company’s assets. The outstanding balance under the credit facility bears interest at a LIBOR Market Index Rate based upon the rate for one month U.S. dollar deposits, plus 2.50% per annum. The credit facility requires the Company to maintain maximum consolidated leverage ratios, minimum levels of tangible net worth and a minimum fixed charge coverage ratio. There were no borrowings outstanding under the credit facility and the Company was not in compliance with the covenants as of September 29, 2015. The Company was in compliance as of December 30, 2014. The line of credit collateralizes the Company’s outstanding letters of credit of $1.5 million. The unused borrowing capacity under the Credit Agreement at September 29, 2015 was $13.5 million.

7. Stock Repurchases

 In October 2014, the Company’s Board of Directors authorized the repurchase of up to $25 million of shares of common stock over a period of 18 months (the “2014 Stock Repurchase Program”). The Board of Directors authorized to increase the stock repurchase program by $15 million to $40 million in May 2015, and by $5 million to $45 million in September 2015, with the authorizations expiring on May 4, 2016. During the 13-week and 39-week periods ended September 29, 2015, the Company repurchased 1,174,882 and 1,815,467 shares, respectively, under the 2014 Stock Repurchase Program. The average price per share during the 13-week period was $13.87 for an aggregate cost of $16.3 million and the average price per share during the 39-week period was $14.39, resulting in an aggregate cost of $26.1 million, leaving $6.9 million available for share repurchase that expires in May 2016. Shares repurchased under the 2014 Stock Repurchase Program are considered treasury stock until retired.

8. Other Operating, Net

 The components of other operating, net were as follows (in thousands):

	13-Week Period Ended		39-Week Period Ended
	September 29, 2015	September 30, 2014	September 29, 2015	September 30, 2014

Jambacard breakage income	$(654)	$(1,008)	$(2,649)	$(2,335)
Jambacard expense	246	164	484	531
Franchise expense	273	623	1,688	1,450
Store pre-opening	287	166	474	586
Impairment of long-lived assets	1,907	-	2,202	175
Store lease termination and closure	207	180	269	237
CPG and JambaGO® direct expense	474	665	1,717	1,977
Franchise bad debt and trade credit write-off	213	13	1,011	26
Other	(177)	18	164	(71)

Total other operating, net	$2,776	$821	$5,360	$2,576

Impairment of long-lived assets for the 13-week period ended and 39-week period ended September 29, 2015 includes a loss of $1.6 million relating to the impairment of stores classified as assets held for sale to reflect the adjustment to fair value less costs to sell and $0.3 million relating to the impairment of assets associated with Talbott Teas due to changes in circumstance.

9. Commitments and Contingencies

 The Company is a defendant in litigation arising in the normal course of business. Although there can be no assurance as to the ultimate disposition of these matters, it is management’s opinion, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on results of operations, liquidity or financial condition.

10. Subsequent Events

Since September 29, 2015, one refranchising transaction was closed in which a total of 16 Company Stores were sold for cash proceeds of approximately $3.3 million.

On October 1, 2015, the Company announced James D. White, the Chief Executive Officer, will be retiring and it is anticipated that he will continue in his role with the Company until his successor is found. In accordance with his employment agreement the severance and bonus of $0.8 million were accrued at September 29, 2015 as they were considered probable of payment and an obligation of the Company. Compensation expense related to the accelerated vesting of options also in accordance with his employment agreement may be recorded when a separation date is determined. The Executive Transition Services Agreement resulted in modifications to outstanding stock options, which will be accounted for in the fourth quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). Except for historical information, the discussion in this Form 10-Q contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions). Forward-looking statements include, but are not limited to, statements concerning the effect of our refranchising initiative, projected new store openings, store refranchising, revenue growth rates, and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price and current competitive conditions. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion titled “Risk Factors” below and in our Annual Report on Form 10-K for the fiscal year ended December 30, 2014.

Overview

Jamba, Inc. and its wholly-owned subsidiary, Jamba Juice Company, is a healthy, active lifestyle brand with a robust expanding global business driven by a portfolio of franchised and company-owned Jamba Juice® stores and licensed JambaGO® and Jamba Juice ExpressTM formats. The Jamba® brand includes innovative product platforms and both licensed and company driven consumer packaged goods. We are a leading restaurant retailer of “better-for-you” specialty food and beverage offerings which include great tasting, whole fruit smoothies, fresh squeezed juices and juice blends, Energy BowlsTM, hot teas, and a variety of food items including, hot oatmeal, breakfast wraps, sandwiches, Artisan FlatbreadsTM, baked goods and snacks. We continue to expand the Jamba brand by direct selling of consumer packaged goods (“CPG”), and by licensing our trademarks for CPG products sold through retail channels such as grocery stores, warehouse clubs, and convenience stores.

EXECUTIVE OVERVIEW

Key Overall Strategies

Our BLEND Plan, launched in 2009, is our strategic roadmap to transform Jamba into a global lifestyle brand and a best-in-class franchisor, as well as guiding our commitment to creating greater shareholder value through a number of strategic initiatives. Our BLEND Plan priorities include driving the expansion of our franchise base on a global basis, increasing store level profitability through cost optimization plans, continuing to develop our brand equity and becoming the clear leader in product platforms like smoothies, juices and bowls.

In addition, during fiscal 2015 we continue to focus on accelerating our move to an asset-light model through our refranchising initiatives, with a goal to bring us to a greater than 90% franchise system by the end of the current fiscal year.

2015 Third Quarter Financial Summary

•	Company Stores comparable sales increased 6.6% for the quarter compared to the prior year. System-wide comparable sales increased 5.6% and Franchise Store comparable sales increased 5.3% for the quarter compared to the prior year. System-wide and Franchise Store comparable store sales are non-GAAP financial measures and represent the change in year-over-year sales for all Company and Franchise Stores (system-wide) and for all Franchise Stores, respectively, opened for at least one full fiscal year.

•	Net income was $13.1 million for the 13 week period ended September 29, 2015 and a net loss of $(1.7) million for the 13-week period ended September 30, 2014.

•	Total revenue for the quarter decreased 39.1% to $35.5 million from $58.3 million for the prior year, primarily due to the reduction in the number of Company Stores as part of our refranchising initiative, partially offset by the 5.6% increase in system-wide comparable sales and net new global franchise locations. The number of company owned stores at the end of the third quarter of 2015 was 94, compared to 272 at the end of the same period in 2014.

•	Income from operations was $13.3 million for the quarter, due primarily to the gain on disposal of assets relating to our refranchising initiative, and operating margin was 37.5%.

•	General and administrative expenses for the 13-week period ended September 29, 2015 decreased 5.1% to $9.0 million compared with $9.5 million for the prior year period.

•	Shares repurchased during 13-week period ended September 29, 2015 were 1,174,882, utilizing $16.3 million under the $45 million 2014 Stock Repurchase Program. Cumulatively, from inception through the end of the third quarter, 2,726,280 shares were repurchased for $38.1 million under this program.

•	We closed three refranchising transactions during the 13-week period ended September 29, 2015 for proceeds of approximately $36.1 million, including $34.1 million of cash.

•	Franchisees opened 23 new Jamba Juice stores globally. At September 29, 2015, there were 884 stores globally; 94 Company Stores, 720 Franchise Stores and 70 International Stores.

Fiscal 2015 Third Quarter Business Highlights

Brand activation and leadership

 Through our ongoing efforts to build total brand value we continue to position Jamba as a leading global health and wellness brand. As we move to our new asset-light model, we are also building the brand on a local level through multi-channel brand marketing, including the expansion of consumer loyalty programs, the development of engaging local marketing promotions and robust social media communications. By providing our franchisees with tools and technologies that target their customers through email, social media, radio and out-of-home advertising, we are helping them target consumers in their immediate trade areas. In the third quarter, we piloted a television ad campaign in key markets, our first-ever television ads.

We are building the brand on both a national and global level through innovative product development as we continue to meet the needs of today’s increasingly health-conscious consumer. We are addressing our customers’ health and wellness needs by our offerings centered on “Whole Food Nutrition,” which encompass blending juices and combining whole fruits and vegetables into nutritious and convenient beverages and product offerings across all day-parts. During the third quarter, we launched our organic, non-GMO cold pressed juice line, available in stylish bottles for consumers who are on-the-go or who wish to stock up with multiple purchases. We are now also offering consumers a great-tasting and nutritious alternative with our new Almond Milk Smoothies. Awareness of both products was generated via in-store point of purchase, online and social media and through a robust public relations campaign in major media markets.

By leveraging technology and online services and partners, including Yelp®, ApplePay®, Google, Cardlytics and others, we connect with today’s tech-savvy, time-constrained consumers. We recently launched our new Jamba Juice mobile application (app), helping customers locate stores, order ahead, speed up transactions and improve the online and in-store experience. We see markedly increased engagement in our social media platforms and on the improved Jamba website, which we launched earlier in the year. With over 2 million members, our Jamba Insider Rewards (JIR) program provides incentives for our most loyal customers to make increased visits to Jamba stores. Through JIR, we distribute monthly emails to our members informing them of new products and promotions.

We also continue to enhance our presence on social media through engaging content and the power of influencers who actively promote Jamba to their own followers in Facebook, YouTube and other social media platforms. These influencers post about Jamba product nutritional benefits in an authentic voice, exponentially amplifying our own marketing communications and reaching more consumers most interested in health and wellness. We also continue to command a strong following on Facebook, Twitter and Instagram with postings that receive increasing favor with Jamba fans. Jamba was again noted for outpacing all competitors in social media postings during several weeks in the third quarter. Our YouTube channel continues to attract fans and increase awareness with the addition of fun and informative videos leveraging registered dieticians who sit on the Jamba Healthy Living Council and NFL star Vernon Davis. Our high-profile influencers and celebrity athletes post in support of our products and promotions on an ongoing basis.

Continuing in our mission to serve the community, we launched our fall grant program, partnering with the National Gardening Association and their Kid’s Gardening program. We continued to drive awareness of the need to encourage better dietary and fitness habits in kids through our Team Up For a Healthy America program and through partnerships with the American Heart Association, National Gardening Association and the GenYouth Foundation. Our recently launched fundraising card helps support schools in Jamba markets across the country.

We launched several successful marketing campaigns, including a promotional offer centered on Labor Day that yielded over 40 million impressions and drove significant traffic into Jamba stores. We worked with local franchisees on numerous local promotions designed to increase trial and awareness. Our continued efforts to support our juice platform focused on our new Cold Pressed Juice in key markets in California and New York.

Leverage an innovative in-store experience to drive profitability

As we move towards a greater than 90% franchise model, our primary focus will be on franchisee profitability. Areas that we will highlight are driving profitable traffic and continuing to find ways to reduce cost of goods used in our product platforms. We will continue to improve Company Store margins, although as we move to the franchise model, the profitability of the enterprise will be governed by franchisee unit growth, cost containment and franchisee profitability.

Early in the second quarter, we launched operational initiatives to help improve speed of service and throughput across all stores. These initiatives were tested in pilot stores during the first quarter of 2015 and deployed during the second quarter. The third quarter of 2015 was the first full quarter with the operational initiatives deployed. Our speed of service continues to improve with a decrease to 3.41 minutes, a greater than 11% improvement since September 2014 in the average time to prepare a customer’s order. We expect to see improvement in the labor line for the full year of 2015. Cost of goods sold improved in the third quarter by 390 basis points due to an increase in sales mix of lower cost of good smoothies, lower discounting activity, retail price increases, new fresh produce contracts, and lower cost juice recipe formulations. We believe that these initiatives will improve our costs of goods sold for the full fiscal year of 2015.

As our innovative juice and bowls platforms continue to show strong performance, we believe that with these course-corrections, these product introductions will be key drivers toward the transformation of the brand and continued positive growth.

Expand retail footprint on a global basis

As part of the new business model, unit growth will be the primary driver of our enterprise growth. Domestically, we plan on our franchisees opening 500 new units over the next four to five years, in both traditional and small format venues. We have a variety of formats to expand our global footprint, including traditional and non-traditional stores, smaller footprint Jamba Juice Express™ and the JambaGO® formats. As of September 29, 2015, we had 814 Jamba® stores system-wide in the United States, of which 720 are Franchise Stores, including 42 non-traditional Jamba Juice ExpressTM, and 94 Company Stores, and 70 International Stores. The system is comprised of approximately 89% Franchise and International Store locations and 11% Company Store locations at the end of the third quarter. Our franchisees opened 17 domestic Franchise Stores and 6 International Stores during the third quarter of 2015. They have opened 46 global store locations by the end of the third quarter of 2015 and expect to open approximately 80-90 global store locations by the end of fiscal 2015.

The Company entered into two separate master development agreements with international partners in June 2015. One master development agreement was with one of Indonesia’s leading lifestyle retailers to develop 70 Jamba Juice® stores in Indonesia over the next ten years. The second master development agreement was with a seasoned operator of food and beverage concepts in Thailand to develop 30 Jamba Juice® stores in Thailand over the next ten years. The first Jamba Juice® stores in Indonesia and Thailand are expected to open in 2016.

Our JambaGO® business consists of over 2,000 units deployed across the United States. Typical venues that utilize our JambaGo® technology include Target Cafes, K-12 schools, colleges, universities and other captive venues where speed of services and through-put are critical.

New products - leadership in smoothies, juices and bowls

During fiscal 2014, we launched our made-to-order, fresh fruit and vegetable juice platform in over 500 locations, and currently operate this platform in 550 locations with additional units to be added throughout fiscal 2015. This platform is primarily comprised of made-to-order juices and smoothies blended with fresh whole fruits and vegetables like kale, apples, cucumbers, ginger and chia seeds. We believe that we are in the forefront of the consumer trend towards healthier beverage options.

In addition, we now have 527 total locations in 24 states showcasing our new line of ready-to-drink, organic cold-pressed juices. These juices are made from fresh fruits and vegetables and are available exclusively at Jamba Juice® Stores in 12 oz. bottles for easy, on-the-go convenience and multiple-unit purchases to support routine consumption at home or the office. Our cold-pressed juices undergo high pressure processing (HPP) to extend their shelf life while protecting the nutrients and flavor of the fresh ingredients.

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

Drive the asset-light business model to enhance shareholder value

 We are committed to moving aggressively to an asset-light business model that will focus on becoming a greater than 90% franchise system by the end of fiscal year 2015. During the third quarter, we completed three refranchising transactions involving a total of 111 stores, comprised of 110 operating Company Stores and one unopened store, bringing us to an approximately 89% franchise system. We closed a refranchise deal subsequent to the end of the quarter for 16 Company Stores, which will increase our franchise owned base to 91%. We anticipate having approximately 865-875 Franchise Stores and 50-60 Company Stores by the end of fiscal 2015. We project total proceeds of approximately $60 million from our refranchising transactions.

To further accelerate our move to an asset-light business model, and to enhance shareholder value, we continue to seek ways to further reduce costs as our Company Store base shrinks due to our refranchising initiative.

Results of Operations

13-Week Period Ended September 29, 2015 as Compared to 13-Week Period Ended September 30, 2014

(Unaudited)

(in thousands)

	13-Week Period Ended September 29, 2015	%(1)	13-Week Period Ended September 30, 2014	%(1)
Revenue:
Company stores	$28,213	79.5%	$53,377	91.6%
Franchise and other revenue	7,284	20.5%	4,907	8.4%

Total revenue	35,497	100.0%	58,284	100.0%

Costs and operating expenses:
Cost of sales	6,626	23.5%	14,611	27.4%
Labor	8,843	31.3%	16,793	31.5%
Occupancy	3,980	14.1%	6,917	13.0%
Store operating	5,901	20.9%	9,400	17.6%
Depreciation and amortization	1,143	3.2%	2,617	4.5%
General and administrative	9,003	25.4%	9,487	16.3%
Gain on disposal of assets	(16,076)	(45.3)%	(555)	(1.0)%
Other operating, net	2,776	7.8%	821	1.4%

Total costs and operating expenses	22,196	62.5%	60,091	103.1%

Income (loss) from operations	13,301	37.5%	(1,807)	(3.1)%

Other income (expense), net:
Interest income	49	0.1%	21	0.0%
Interest expense	(53)	(0.1)%	(49)	(0.1)%

Total other expense, net	(4)	(0.0)%	(28)	(0.1)%

Income (loss) before income taxes	13,297	37.5%	(1,835)	(3.2)%
Income tax (expense) benefit	(194)	(0.5)%	156	0.3%

Net income (loss)	13,103	36.9%	(1,679)	(2.9)%
Less: Net income attributable to noncontrolling interest	-	0.0%	22	0.0%

Net income (loss) attributable to Jamba, Inc.	$13,103	36.9%	$(1,701)	(2.9)%

(1)	Cost of sales, labor, occupancy and store operating percentages are calculated using Company stores revenue. All other line items are calculated using total revenue.

Revenue

(in thousands)

	13-Week Period Ended September 29, 2015	% of Total Revenue	13-Week Period Ended September 30, 2014	% of Total Revenue
Revenue:
Company stores	$28,213	79.5%	$53,377	91.6%
Franchise and other revenue	7,284	20.5%	4,907	8.4%

Total revenue	$35,497	100.0%	$58,284	100.0%

 Total revenue is comprised of revenue from Company Stores, royalties and fees from Franchise Stores in the U.S. and from International Stores, income from JambaGO® locations, license income from sales of Jamba-branded CPG products and direct sales of CPG products. Total revenue for the 13-week period ended September 29, 2015 was $35.5 million, a decrease of $22.8 million, or 39.1%, compared to $58.3 million for the 13-week period ended September 30, 2014. The decrease in total revenue was primarily due to 178 fewer Company Stores, 168 as a result of our refranchising activity and 10 store closures partially offset by an increase in system-wide comparable sales of 5.6%.

Company Store revenue

Company Store revenue for the 13-week period ended September 29, 2015 was $28.2M million, a decrease of $25.2 million or 47.1%, compared to Company Store revenue of $53.4 million for the 13-week period ended September 30, 2014. The decrease in Company Store revenue was primarily due to 178 fewer Company Stores, offset by an increase in Company Store comparable sales of 6.6% as illustrated by the following table:

Company Store Decrease in Revenue
(in thousands)
Third Quarter 2015 vs. Third Quarter 2014:
Company Stores comparable sales increase	$1,732
Reduction in number of Company Stores, net	(26,896)

Total change in Company Store revenue	$(25,164)

Company Store comparable sales increased by $1.7 million for the 13-week period ended September 29, 2015, or 6.6%, attributable to an increase of 7.4% in average check, partially offset by a decrease in transaction count of 0.8% as compared to the same period in the prior year. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least a full fiscal year. As of September 29, 2015, 100% of our Company Stores had been open for at least one full year.

Franchise and other revenue

Franchise and other revenue was $7.3 million, an increase of $2.4 million or 48.4% for the 13-week period ended September 29, 2015 compared to $4.9 million for the 13-week period ended September 30, 2014. The increase was primarily due to an increase in royalties associated with an increase in the number of Franchise Stores and an increase in Franchise Store comparable store sales of 5.3%.

The aggregate number of Franchise and International Stores as of September 29, 2015 and September 30, 2014 was 790 and 590, respectively.

Cost of Sales

Cost of sales is primarily comprised of produce, dairy, and other products used to make smoothies and juices, paper products, and delivery fees. As a percentage of Company Store revenue, cost of sales decreased to 23.5% for the 13-week period ended September 29, 2015, compared to 27.4% for the 13-week period ended September 30, 2014.  The decrease in cost of sales as a percentage of Company Store revenue was primarily due to more favorable sales mix between smoothies and juices (approximately 1.5%), lower sales discounts (approximately 1.5%), retail price changes (approximately 1.2%), and partially offset by a small increase in waste (approximately 0.2%). Cost of sales for the 13-week period ended September 29, 2015 was $6.6 million, a decrease of $8.0 million, or 54.7%, compared to $14.6 million for the 13-week period ended September 30, 2014.  The decrease in dollars is also driven by a decrease in net sales of $25.2 million, or 47.1%, primarily resulting from our refranchising initiative.

Labor

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. As a percentage of Company Store revenue, labor costs were 31.3% for the 13-week period ended September 29, 2015 compared to 31.5% for the 13-week period ended September 30, 2014.

The comparison of labor compared to the third quarter of prior year is summarized below in the following table:

Third Quarter 2015 vs. Third Quarter 2014:	% of Company Store Revenue
Decreases to Labor
Leverage on higher sales volume and implementation of operational optimization	2.8%
Product mix	1.0%
Increased staffing efficiencies	0.6%
Total decrease	4.4%

Increases to Labor
Average wage impact at California stores	1.4%
Sales deleverage attributed to Chicago stores	0.7%
Non-recurring workers' compensation and health insurance costs on refranchised stores	1.2%
Non-recurring paid time-off costs incurred at refranchised stores	0.9%
Total increase	4.2%

Labor costs for the 13-week period ended September 29, 2015 were $8.8 million, a decrease of $8.0 million, or 47.3%, compared to $16.8 million for the 13-week period ended September 30, 2014, which is primarily due to fewer Company Stores resulting from our refranchising initiative.

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes, licenses and property insurance for all Company Store locations. As a percentage of Company Store revenue, occupancy costs increased to 14.1% for the 13-week period ended September 29, 2015, compared to 13.0% for the 13-week period ended September 30, 2014. The increase in occupancy costs as a percentage of Company Store revenue was primarily due to the refranchising of Company Stores that carried a lower rent base. Occupancy costs for the 13-week period ended September 29, 2015 were $4.0 million compared to $6.9 million for the 13-week period ended September 30, 2014, which is primarily due to fewer Company Stores resulting from our refranchising initiative.

Store Operating

Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses. As a percentage of Company Store revenue, total store operating expenses increased to 20.9% for the 13-week period ended September 29, 2015, compared to 17.6% for the 13-week period ended September 30, 2014. The increase in total store operating expenses as a percentage of Company Store revenue was primarily due to an increase in advertising costs (approximately 2.7%), Software/Hardware (approximately 0.2%) and repairs for refranchising transactions (approximately 0.5%). Total store operating expenses for the 13-week period ended September 29, 2015 were $5.9 million, a decrease of $3.5 million, or 37.2%, compared to $9.4 million for the 13-week period ended September 30, 2014 primarily due to fewer Company Stores resulting from our refranchising initiative.

Depreciation and Amortization

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. As a percentage of total revenue, depreciation and amortization decreased to 3.2% for the 13-week period ended September 29, 2015, compared to 4.5% for the 13-week period ended September 30, 2014. The decrease in depreciation and amortization as a percentage of total revenue was primarily due to reclassification from property, fixtures and equipment to assets held for sale for stores prior to their refranchising and the resulting discontinuation of depreciation on those assets. Depreciation and amortization for the 13-week period ended September 29, 2015 was $1.1 million, resulting in a decrease of $1.5 million, or 56.3%, compared to $2.6 million for the 13-week period ended September 30, 2014.

General and Administrative

General and administrative (G&A) expenses include costs associated with our corporate headquarters in Emeryville, CA, field supervision, performance related incentives, outside and contract services, accounting and legal fees, travel and travel-related expenses, share-based compensation and other. As a percentage of total revenue, G&A expenses increased to 25.4% for the 13-week period ended September 29, 2015, compared to 16.3% for the 13-week period ended September 30, 2014. Total G&A expenses for the 13-week period ended September 29, 2015 were $9.0 million, a decrease of $0.5 million, or 5.1%, compared to $9.5 million for the 13-week period ended September 30, 2014. The decrease of total G&A expenses was primarily due to reduced payroll as a result of reduced general and administrative headcount (approximately $1.0 million) and decreased professional fees (approximately $0.2 million) offset by the Chief Executive Officer’s severance and bonus (approximately $0.8 million).

Gain on Disposal of Assets

Gain on disposal of assets includes gains from the refranchising of Company Stores and sales of furniture, fixtures and equipment. For the 13-week period ended September 29, 2015, gain on disposal of assets was $16.1 million compared to $0.6 million for the 13-week period ended September 30, 2014, an increase of $15.5 million. The increase was primarily due to the gain on refranchising of Company Stores relating to our refranchising initiative in 2015.

Other Operating, Net

Other operating, net consists primarily of income from jambacard breakage, impairment charges, store lease termination and closure costs, jambacard related fees, impairment of long-lived assets, pre-opening expense, expenses related to our franchise, CPG and JambaGO® activities, and franchise bad debt and trade credit write-off. For the 13-week period ended September 29, 2015, other operating, net was an expense of $2.8 million compared to an expense of $0.8 million for the 13-week period ended September 30, 2014, an increase of $2.0 million. Changes in the components of other operating, net include an increase in impairment loss relating to stores classified as assets held for sale and Talbott Teas (both totalling approximately $1.9 million), and a decrease in jambacard breakage (approximately $0.4 million), partially offset by a decrease in franchise expense relating to store operation programs that occurred in the third quarter of 2014 and not in 2015 (approximately $0.4 million).

Income Tax Expense

We have recorded income tax expense for both the 13-week period ended September 29, 2015 and September 30, 2014, respectively. Our effective income tax rates were 2.0% and 8.5% for the 13-week period ended September 29, 2015 and September 30, 2014, respectively. For the 13-week period ended September 29, 2015 and September 30, 2014, the effective tax rates were primarily affected by pretax income, a change in the valuation allowance related to deductible temporary differences originating during the current year, the alternative minimum tax and foreign withholding taxes of the respective periods.

39-Week Period Ended September 29, 2015 as Compared to 39-Week Period Ended September 30, 2014 (Unaudited)

(in thousands)

	39-Week Period Ended September 29, 2015	%(1)	39-Week Period Ended September 30, 2014	%(1)
Revenue:
Company stores	$124,301	87.5%	$159,281	91.5%
Franchise and other revenue	17,826	12.5%	14,834	8.5%

Total revenue	142,127	100.0%	174,115	100.0%

Costs and operating expenses:
Cost of sales	30,507	24.5%	39,780	25.0%
Labor	39,807	32.0%	47,366	29.7%
Occupancy	16,946	13.6%	20,783	13.0%
Store operating	21,994	17.7%	25,297	15.9%
Depreciation and amortization	4,360	3.1%	7,915	4.5%
General and administrative	26,393	18.6%	27,419	15.7%
Gain on disposal of assets	(21,334)	(15.0)%	(1,601)	(0.9)%
Other operating, net	5,360	3.8%	2,576	1.5%

Total costs and operating expenses	124,033	87.3%	169,535	97.4%

Income from operations	18,094	12.7%	4,580	2.6%

Other income (expense), net:
Interest income	78	0.1%	55	0.0%
Interest expense	(162)	(0.1)%	(143)	(0.1)%

Total other expense, net	(84)	(0.1)%	(88)	(0.1)%

Income before income taxes	18,010	12.7%	4,492	2.6%
Income tax expense	(277)	(0.2)%	(62)	(0.0)%

Net income	17,733	12.5%	4,430	2.5%
Less: Net income attributable to noncontrolling interest	52	0.0%	39	0.0%

Net income attributable to Jamba, Inc.	$17,681	12.4%	$4,391	2.5%

(1)	Cost of sales, labor, occupancy and store operating percentages are calculated using Company stores revenue. All other line items are calculated using total revenue.

Revenue

(in thousands)

	39-Week Period Ended September 29, 2015	% of Total Revenue	39-Week Period Ended September 30, 2014	% of Total Revenue
Revenue:
Company stores	$124,301	87.5%	$159,281	91.5%
Franchise and other revenue	17,826	12.5%	14,834	8.5%

Total revenue	$142,127	100.0%	$174,115	100.0%

Total revenue is comprised of revenue from Company Stores, royalties and fees from Franchise Stores in the U.S. and from International Stores, income from JambaGO® locations, license income from sales of Jamba-branded CPG products and direct sales of CPG products. Total revenue for the 39-week period ended September 29, 2015 was $142.1 million, a decrease of $32.0 million, or 18.4%, compared to $174.1 million for the 39-week period ended September 30, 2014. The decrease in total revenue was primarily due to 178 fewer Company Stores, 168 as a result of our refranchising activity and 10 store closures, since September 30, 2014.

Company Store revenue

Company Store revenue for the 39-week period ended September 29, 2015 was $124.3 million, a decrease of $35.0 million or 22.0%, compared to Company Store revenue of $159.3 million for the 39-week period ended September 30, 2014.

The decrease in total revenue was primarily due to 178 fewer Company Stores as a result of 168 refranchises and 10 store closures, partially offset by an increase in Company Store comparable sales as illustrated by the following table:

Company Store Decrease in Revenue
(in thousands)
Year-To-Date Q3 2015 vs. Year-To-Date Q3 2014:
Company Stores comparable sales increase	$1,359
Reduction in number of Company Stores, net	(36,339)

Total change in Company Store revenue	$(34,980)

    Company Store comparable sales increased by $1.4 million for the 39-week period ended September 29, 2015, or 1.1%, attributable to an increase of 5.5% in average check, partially offset by a decrease in transaction count of 4.4% as compared to the same period in the prior year. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least a full fiscal year. As of September 29, 2015, 100% of our Company Stores had been open for at least one full year.

Franchise and other revenue

Franchise and other revenue was $17.8 million, an increase of $3.0 million or 20.2% for the 39-week period ended September 29, 2015 compared to $14.8 million for the 39-week period ended September 30, 2014. The increase was primarily due to an increase in royalties associated with an increase in the number of Franchise Stores and an increase in Franchise Store comparable store sales of 2.5%.

Cost of Sales

Cost of sales is primarily comprised of fruit, dairy, and other products used to make smoothies and juices, paper products, and delivery fees. As a percentage of Company Store revenue, cost of sales decreased to 24.5% for the 39-week period ended September 29, 2015, compared to 25.0% for the 39-week period ended September 30, 2014.  The decrease in cost of sales as a percentage of Company Store revenue was primarily due to retail price changes (approximately 0.9%), partially offset by product mix due to higher sales of Bowls (approximately 0.3%). Cost of sales for the 39-week period ended September 29, 2015 was $30.5 million, a decrease of $9.3 million, or 23.3%, compared to $39.8 million for the 39-week period ended September 30, 2014.  The decrease in dollars is driven by a decrease in net sales of $35.0 million, or 22.0%, primarily as a result of our refranchising initiative and decrease in Company Store sales.

Labor

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. As a percentage of Company Store revenue, labor costs were 32.0% for the 39-week period ended September 29, 2015 compared to 29.7% for the 39-week period ended September 30, 2014.

The comparison of labor compared to the first three quarters of prior year is summarized below in the following table:

Year-To-Date Q3 2015 vs. Year-To-Date Q3 2014:	% of Company Store Revenue
Increases to Labor
Minimum wage impact at California stores	1.3%
Sales deleverage attributed to Chicago stores	0.2%
Non-recurring workers compensation and health insurance costs on refranchised stores	0.8%
Non-recurring paid time-off costs incurred at refranchised stores	0.3%
Product mix	0.4%
Total increase	3.0%

Decreases to Labor
Leverage on higher sales volume and implementation of operational optimization	0.6%
Total decrease	0.6%

Labor costs for the 39-week period ended September 29, 2015 were $39.8 million, a decrease of $7.6 million, or 16.0%, compared to $47.4 million for the 39-week period ended September 30, 2014, which is primarily due to fewer stores resulting from our refranchising initiative.

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes, licenses and property insurance for all Company Store locations. As a percentage of Company Store revenue, occupancy costs increased to 13.6% for the 39-week period ended September 29, 2015, compared to 13.0% for the 39-week period ended September 30, 2014. The increase in occupancy costs as a percentage of Company Store revenue was primarily due to the refranchising of Company Stores with lower rent base. Occupancy costs for the 39-week period ended September 29, 2015 were $16.9 million, a decrease of $3.8 million, or 18.5%, compared to $20.8 million for the 39-week period ended September 30, 2014, which is primarily due to fewer stores resulting from our refranchising initiative.

Store Operating

Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses. As a percentage of Company Store revenue, total store operating expenses increased to 17.7% for the 39-week period ended September 29, 2015, compared to 15.9% for the 39-week period ended September 30, 2014. The increase in total store operating expenses as a percentage of Company Store revenue was primarily due to repairs and maintenance costs incurred to prepare stores for refranchising (approximately 0.3%), increased advertising (approximately 0.9%), and increased uniform costs related to the new-look roll-out (approximately 0.2%). Total store operating expenses for the 39-week period ended September 29, 2015 were $22.0 million, a decrease of $3.3 million, or 13.1%, compared to $25.3 million for the 39-week period ended September 30, 2014, primarily due to fewer Company Stores resulting from our refranchising initiative.

Depreciation and Amortization

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. As a percentage of total revenue, depreciation and amortization decreased to 3.1% for the 39-week period ended September 29, 2015, compared to 4.5% for the 39-week period ended September 30, 2014. The decrease in depreciation and amortization as a percentage of total revenue was primarily due to reclassification from property, fixtures and equipment to assets held for sale of stores prior to their refranchising and the resulting discontinuation of depreciation on those assets. Depreciation and amortization for the 39-week period ended September 29, 2015 was $4.4 million, a decrease of $3.6 million, or 44.9%, compared to $7.9 million for the 39-week period ended September 30, 2014.

General and Administrative

General and administrative (G&A) expenses include costs associated with our corporate headquarters in Emeryville, CA, field supervision, performance related incentives, outside and contract services, accounting and legal fees, travel and travel-related expenses, share-based compensation and other. As a percentage of total revenue, G&A expenses increased to 18.6% for the 39-week period ended September 29, 2015, compared to 15.7% for the 39-week period ended September 30, 2014. Total G&A expenses for the 39-week period ended September 29, 2015 were $26.4 million, a decrease of $1.0 million, or 3.7%, compared to $27.4 million for the 39-week period ended September 30, 2014. The decrease of total G&A expenses was primarily due to a decrease in payroll as a result of reduced general and administrative headcount (approximately $3.9 million) partially offset by an increase in professional fees (approximately $1.6 million), the Chief Executive Officer’s severance and bonus (approximately $0.8 million) and increase in occupancy/office expenses (approximately $0.4 million).

 Gain on Disposal of Assets

Gain on disposal of assets includes gains from the refranchising of Company Stores, fixed asset retirements and sales of furniture, fixtures and equipment. For the 39-week period ended September 29, 2015, gain on disposal of assets was $21.3 million compared to $1.6 million for the 39-week period ended September 30, 2014, an increase of $19.7 million. The increase was primarily due to the increased gains on refranchising of Company Stores in 2015.

Other Operating, Net

Other operating, net consists primarily of income from jambacard breakage, impairment charges, store lease termination and closure costs, jambacard-related fees, pre-opening expense, expenses related to our franchise, CPG and JambaGO® activities, and franchise bad debt and trade credit write-off. For the 39-week period ended September 29, 2015, other operating, net was an expense of $5.4 million compared to an expense of $2.6 million for the 39-week period ended September 30, 2014, an increase of $2.8 million. Changes in the components of other operating, net include an increase in impairment loss relating to stores classified as assets held for sale and Talbott Teas (both totalling approximately $2.0 million) and an increase in bad debt related to the write-off of barter credits for marketing services due to vendor insolvency (approximately $1.0 million), partially offset by an increase in jambacard breakage income (approximately $0.3 million).

Income Tax Expense

We have recorded income tax expense for both the 39-week period ended September 29, 2015 and September 30, 2014, respectively. Our effective income tax rates were 1.6% and 1.3% for the 39-week period ended September 29, 2015 and September 30, 2014, respectively. For the 39-week period ended September 29, 2015 and September 30, 2014, the effective tax rates were primarily affected by pretax income, a change in the valuation allowance related to deductible temporary differences originating during the current year, the alternative minimum tax and foreign withholding taxes of the respective periods.

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

Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least one full year. Franchise Store comparable sales, a non-GAAP financial measure, represents the change in year-over-year sales for all Franchise Stores opened for at least one full year, as reported by franchisees and excludes International Stores. System-wide comparable store sales, a non-GAAP financial measure, represents the change in year-over-year sales for all Company and Franchise Stores opened for at least one full year and is based on sales by both company-owned and domestic franchise-operated stores, as reported by franchisees, which are in the store base. System-wide comparable store sales do not include International Stores, JambaGO® units and Jamba Juice ExpressTM.

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

The following table sets forth operating data that do not otherwise appear in our condensed consolidated financial statements as of, and for, the 13-week and 39-week periods ended September 29, 2015 and September 30, 2014:

	13-Week Period Ended		39-Week Period Ended
	September 29, 2015	September 30, 2014	September 29, 2015	September 30, 2014

Percentage change in Company Store comparable sales(1)	6.6%	3.7%	1.1%	2.3%
Percentage change in Franchise Store comparable sales(2)	5.3%	3.9%	2.5%	2.1%
Percentage change in system-wide comparable sales(2)	5.6%	3.8%	2.0%	2.2%
Total Company Stores	94	272	94	272
Total Franchise Stores	720	535	720	535
Total International Stores	70	55	70	55

(1)	Percentage change in Company Store comparable sales compares the sales of Company Stores during the 13-week and 39-week periods in 2015 to the sales from the same Company Stores for the equivalent period in the prior year. A Company Store is included in this calculation after one full year of operations. Sales from Franchise Stores are not included in Company Store comparable sales.

(2)	Percentage change in system-wide comparable sales compares the combined sales of Company and Franchise Stores during the 13-week and 39-week periods in 2015 to the combined sales from the same Company Stores and Franchise Stores for the equivalent period in the prior year. A Company Store or Franchise Store is included in this calculation after one full year of operations.

The following table sets forth certain data relating to Company Stores, Franchise and International Stores for the periods indicated:

	39-Week Period Ended September 29, 2015		39-Week Period Ended September 30, 2014
	Domestic	International	Domestic	International

Company Stores:
Beginning of period	263	-	268	-
Company Stores opened	-	-	-	-
Company Stores closed	(6)	-	(6)	-
Company Stores acquired from franchisees	-	-	23	-
Company Stores sold to franchisees	(163)	-	(13)	-

Total Company Stores	94	-	272	-

Franchise and International Stores:
Beginning of period	543	62	535	48
Franchise Stores opened	31	15	34	17
Franchise Stores closed	(17)	(7)	(24)	(10)
Franchise Stores acquired by the Company	-	-	(23)	-
Franchise Stores purchased from the Company	163	-	13	-

Total Franchise and International Stores	720	70	535	55

Refranchising Initiative

In November 2014, we announced an accelerated refranchising initiative that includes the sale of up to 114 Company Stores as part of our transition to an asset-light business model. Our accelerated refranchising initiative is a key driver to reduce general and administrative costs, accelerate growth, and to achieve certain operational efficiencies. As a part of our accelerated refranchising strategy, we completed the refranchising of 164 stores, comprised of 163 Company Stores and one unopened store during the 39-week period ended September 29, 2015.

We subsequently expanded the scope of our refranchising initiative and anticipate completing the refranchising of approximately 200 stores by the end of fiscal year 2015. At the end of the third quarter of 2015, we included the fair value of 64 stores as assets held for sale on the face of the consolidated balance sheets. Prior year balances were also reclassified to match the current year presentation. These stores met the six criteria as described in Note 1 to the condensed consolidated financial statements and are classified as assets held for sale.

In the majority of refranchising transactions, we enter into development agreements committing buyers to build additional Franchise Stores in regions their purchased stores occupy. In addition, as part of these refranchising transactions, buyers of mature Company Stores are obligated to refresh and refurbish these stores.

Liquidity and Capital Resources

Cash Flows Summary

The following table summarizes our cash flows for the 39-week period ended September 29, 2015 and September 30, 2014 (in thousands):

	39-Week Period Ended
	September 29, 2015	September 30, 2014

Net cash (used in) provided by operating activities	$(10,896)	$5,677
Net cash provided by (used in) investing activities	43,019	(9,367)
Net cash (used in) provided by financing activities	(24,637)	1,738

Net increase (decrease) in cash and cash equivalents	$7,486	$(1,952)

 Liquidity

As of September 29, 2015, we had cash and cash equivalents of $25.2 million compared to $17.8 million as of December 30, 2014. As of September 29, 2015 and December 30, 2014, we had no outstanding borrowings against our revolving credit facility. Our primary sources of liquidity are cash provided by operating activities and proceeds from our refranchising activities. In addition, we have a revolving line of credit with Wells Fargo, N.A. of $15.0 million that expires in July 2016. In the future, we may enter equipment leasing arrangements and incur additional indebtedness as necessary and as permitted under our credit facility. We cannot assure, however, that such financing will be available on favorable terms or at all.

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

Operating Activities

Net cash used in operating activities was $10.9 million for the 39-week period ended September 29, 2015, compared to net cash provided by operating activities of $5.7 million in the 39-week period ended September 30, 2014, reflecting a net increase in cash flows used in operating activities of $16.6 million. This increase in cash used in operating activities was primarily due to an increase in net loss after adjustments for noncash items (approximately $11.4 million) and a net increase in cash used in operating assets and liabilities (approximately $5.2 million). Net loss after adjustments for noncash items increased primarily due to a decrease in cash flows driven by a decline in Company Store revenue, pursuant to our refranchising initiative. Cash flows relating to operating assets and liabilities declined compared to prior year primarily due to our refranchising initiative and an increase in redemption of jambacards. The Company expects that operating cash flow will be generated through a combination of company store profitability and franchise royalty fees, offset by a reduced General and Administrative cost structure.

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

Investing Activities

Net cash provided by investing activities was $43.0 million for the 39-week period ended September 29, 2015, compared to net cash used in investing activities of $9.4 million for the 39-week period ended September 30, 2014. The $52.4 million increase in net cash provided by investing activities during the 39-week period ended September 29, 2015 was primarily due to an increase in proceeds from disposal of assets (approximately $44.2 million) resulting from our refranchising activities, a decrease in capital expenditure payments (approximately $7.6 million) and business acquisition costs in the third quarter of 2014 that did not occur in 2015 (approximately $0.6 million).

In fiscal 2015, we expect capital expenditures to be approximately $9.0 to $10.0 million depending on our liquidity needs, including store refreshes and redesigns to facilitate fresh-squeezed juice and whole food nutrition offerings, investing in improvements to our technology infrastructure as well as maintenance capital. We have embarked on a significant refresh of all Jamba Juice® stores to provide a contemporary and fresh experience for our customers and that supports our whole food nutrition and fresh-squeezed platform.

Financing Activities

Net cash used in financing activities was $24.6 million for the 39-week period ended September 29, 2015, compared to net cash provided by financing activities of $1.7 million for the 39-week period ended September 30, 2014. The $26.4 million increase in net cash used in financing activities was primarily due to the repurchase of the shares of the Company's common stock (approximately $26.1 million) under the stock repurchase plan approved by our Board of Directors in 2014 and proceeds from sale of noncontrolling interest in JJSC in the second quarter of 2014 that did not recur in 2015 (approximately $0.8 million) partially offset by an increase in receipts from our stock issuance plans, including from the exercise of stock options (approximately $0.5 million).

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Jamba Juice’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of September 29, 2015, due to the existence of a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Management believes the foregoing efforts, which we began to implement as described below, will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. We cannot assure you, however, when we will remediate such weakness, nor can we be certain of whether additional actions will be required or the costs of any such actions.

Changes in Internal Control over Financial Reporting

The following change in our internal control over financial reporting was completed during the quarter ended September 29, 2015 and has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

•	We have hired additional professional accounting resources to assist with the preparation and review of accounting policies and procedures and financial reporting with knowledge, experience and training in the application of GAAP.

We have also initiated the following corrective actions, which management believes is reasonably likely to materially affect our controls and procedures as they are designed to remediate the material weaknesses as described above:

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

We are taking actions to remediate the material weakness related to our internal control over non-routine transactions, as described above. Other than the material weakness referenced above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 29, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are party to various legal proceedings arising in the ordinary course of our business. Based on the information currently available, we are not currently a party to any legal proceeding that management believes would have a material adverse effect on our consolidated financial position or results of operations.

Item 1A. Risk Factors

Our risk factors are included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2014 and have not materially changed other than as follows:

RISKS RELATED TO OUR BUSINESS

The loss of our Chief Executive Officer could adversely affect our business.

On October 1, 2015, we announced that James D. White will retire as President, Chief Executive Officer and as Chairman of the Board of Directors of the Company, and that he would remain in his current position to help oversee the operations until a successor has been identified.  Our success depends substantially on the contributions and abilities of our executive management team as well as other key employees. We believe that these individuals understand our operational strategies and priorities and the steps necessary to drive our long-term growth and stockholder value.  Competition in our industry is strong and our ability to retain key employees, including a Chief Executive Officer, can be difficult. Our failure to recruit, retain, and motivate executive management, key employees and a successor Chief Executive Officer sufficient to maintain a competitive position within our industry, and to implement our strategic priorities, would adversely affect our results of operations.

Our revenue is subject to volatility based on weather and varies by season and our operational results may be subject to unusual weather conditions.

Seasonal factors cause our revenue to fluctuate from quarter to quarter. Because the majority of our revenue results from the sale of smoothies, our revenue is typically lower during the winter months and the holiday season, and during periods of inclement weather (because fewer people choose cold beverages) and higher during the spring, summer and fall months (for the opposite reason).  Unusual weather conditions, which may or may not result from climate change or other changes in global meteorological conditions, may add to this volatility.  Unusual weather conditions may also have an adverse impact on agriculture, result in increased ingredients and raw materials costs and adversely affect our results of operations.

Our financial results depend upon the operating results of our franchisees.

Following the implementation of our significant refranchising initiative, we receive a substantial portion of our revenues in the form of royalties and other franchise revenues, which are generally based on development fees, initial franchise fees and a percentage of sales at franchise-operated stores, Jamba Juice Expresses™ and JambaGO® units. Accordingly, our financial results to a large extent are dependent upon the operational and financial success of our franchisees. If sales trends or economic conditions worsen for our franchisees, their financial results may deteriorate and our royalty and other revenues may decline and our accounts receivable from franchisees and related allowance for doubtful accounts for our franchisees may increase.

RISKS RELATED TO OUR FRANCHISE BUSINESS

Termination of an arrangement with a master developer could adversely impact our revenues.

We enter into relationships with “master developers” to develop and operate restaurants in defined international geographic areas. Master developers are granted exclusivity rights with respect to larger territories than our typical franchisees. The termination of an arrangement with a master developer or a lack of expansion by certain master developers could result in the delay of the development and expansion of our business in our targeted international markets. Any such delay or interruption could result in lower revenues for us, particularly if we were to choose to close International Stores following the termination of an arrangement with a master developer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 29, 2014, the Company’s Board of Directors authorized the repurchase of up to $25 million of shares of common stock over a period of 18 months. The Company’s Board of Directors authorized to increase the Company’s stock repurchase program by $15 million to $40 million in May 2015, and by $5 million to $45 million in September 2015, with the authorizations expiring on May 4, 2016. During the 13-week and 39-week periods ended September 29, 2015, the Company repurchased 1,174,882 and 1,815,467 shares, respectively, under the 2014 Stock Repurchase Program. The average price per share during the 13-week period was $13.87 for an aggregate of $16.3 million and the average price per share during the 39-week period was $14.39, resulting in an aggregate cost of $26.1 million, leaving $6.9 million available for share repurchase that expires in May 2016. Shares repurchased under the 2014 Stock Repurchase Program are considered treasury stock until retired. The following table presents information related to repurchases of shares of the Company's common stock during the third quarter of 2015 (in thousands except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)

July 1, 2015 — July 28, 2015	15,500	$14.83	15,500	$17,950
July 29, 2015 — August 25, 2015	558,369	13.55	558,369	10,390
August 26, 2015 — September 29, 2015	601,013	14.15	601,013	6,887

Total	1,174,882	$13.87	1,174,882	$6,887

(1) The amounts exclude commission costs.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

 Cash Retention Bonus Plan

Effective November 9, 2015, the Board adopted a cash retention bonus plan under which up to $0.6 million would be available to the Company’s employees, including each of the Company’s named executive officers, for retention purposes to the extent the participant remains employed by the Company on June 30, 2016. The cash retention bonus plan is in addition to any amounts payable to participants under the Company’s 2015 incentive compensation plan. All of the Company’s named executive officers, other than James White, are eligible to receive retention bonuses under the retention plan in amounts to be subsequently determined by the Compensation Committee of the Board of Directors.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	First Amendment, dated July 28, 2015, to the Asset Purchase Agreement, dated April 1, 2015.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS XBRL Instance Document						X
101.SCH XBRL Taxonomy Extension Schema Document						X
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document						X
101.DEF XBRL Taxonomy Extension Definition Linkbase Document						X
101.LAB XBRL Taxonomy Extension Label Linkbase Document						X
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document						X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of November, 2015.

JAMBA, INC.

By:	/s/ James D. White
James D. White
Chairman of the Board, Chief Executive
Officer
and President (Duly Authorized Officer)

By:	/s/ Karen L. Luey
Karen L. Luey
Chief Financial Officer, Chief Administrative Officer, Executive Vice President and Secretary
(Principal Financial Officer and Chief
Accounting Officer)