Form 10-Q
period 2016-03-29
JAMBA, INC.
filed 2016-05-06
CIK 1316898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2016

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

The number of shares of common stock of Jamba, Inc. issued and outstanding as of April 29, 2016 was 15,091,228.

JAMBA, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 29, 2016

Exhibits
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JAMBA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 29,	December 29,
	2016	2015
(Dollars in thousands, except share and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$12,536	$19,730
Receivables, net of allowances of $618 and $618	16,068	16,932
Inventories	770	818
Prepaid expenses and other current assets	5,158	6,533

Total current assets	34,532	44,013
Property, fixtures and equipment, net	18,221	18,744
Goodwill	1,184	1,184
Trademarks and other intangible assets, net	1,424	1,464
Other long-term assets	4,121	4,211

Total assets	$59,482	$69,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,922	$3,815
Accrued compensation and benefits	2,533	3,788
Workers’ compensation and health insurance reserves	651	633
Accrued jambacard liability	26,569	29,306
Other current liabilities	16,508	18,093

Total current liabilities	48,183	55,635
Deferred rent and other long-term liabilities	8,195	8,990

Total liabilities	56,378	64,625

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $0.001 par value—30,000,000 shares authorized; 17,948,545 and 15,089,728 shares issued and outstanding at March 29, 2016, respectively, and 17,938,820 and shares issued and 15,080,003 outstanding at December 29, 2015, respectively	18	18
Additional paid-in capital	404,538	403,605
Treasury shares, at cost	(40,009)	(40,009)
Accumulated deficit	(361,443)	(358,623)

Total stockholders’ equity	3,104	4,991

Total liabilities and stockholders’ equity	$59,482	$69,616

See Notes to Condensed Consolidated Financial Statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13-Week Period Ended
(Dollars in thousands, except share and per share amounts)	March 29, 2016	March 31, 2015
Revenue:
Company stores	$11,953	$47,728
Franchise and other revenue	6,801	4,776

Total revenue	18,754	52,504

Costs and operating expenses:
Cost of sales	2,962	12,407
Labor	4,158	16,088
Occupancy	2,036	6,835
Store operating	2,362	8,034
Depreciation and amortization	1,502	1,873
General and administrative	7,610	8,963
Loss (gain) on disposal of assets	109	(778)
Store pre-opening	324	22
Store lease termination and closure	120	22
Other operating, net	271	706

Total costs and operating expenses	21,454	54,172

Loss from operations	(2,700)	(1,668)

Other income (expense), net:
Interest income	71	15
Interest expense	(59)	(41)

Total other income (expense), net	12	(26)

Loss before income taxes	(2,688)	(1,694)
Income tax expense	(132)	(26)

Net loss	(2,820)	(1,720)
Less: Net income attributable to noncontrolling interest	-	31

Net loss attributable to Jamba, Inc.	$(2,820)	$(1,751)

Weighted-average shares used in computation of earnings per share attributable to Jamba, Inc.: Basic	15,084,037	16,370,885
Diluted	15,084,037	16,370,885

Net loss per share attributable to common stockholders attributable to Jamba, Inc. Basic	$(0.19)	$(0.11)
Diluted	$(0.19)	$(0.11)

See Notes to Condensed Consolidated Financial Statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13-Week Period Ended
(Dollars in thousands)	March 29, 2016	March 31, 2015
Cash flows used in operating activities:
Net loss	$(2,820)	$(1,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,502	1,873
Store closure costs and gain on disposals	89	(540)
Jambacard breakage income	(705)	(1,022)
Stock-based compensation	831	1,146
Bad debt and purchase obligation reserves	-	175
Deferred rent	(300)	(261)
Loss on investment	26	204
Changes in operating assets and liabilities:
Receivables	864	739
Inventories	48	(123)
Prepaid expenses and other current assets	1,375	(2,345)
Other long-term assets	61	962
Accounts payable	(2,121)	(2,528)
Accrued compensation and benefits	(1,255)	(1,512)
Workers’ compensation and health insurance reserves	18	369
Accrued jambacard liability	(2,032)	(4,794)
Other current liabilities	(1,584)	4,532
Other long-term liabilities	(481)	(610)

Net cash used in operating activities	(6,484)	(5,455)

Cash flows (used in) provided by investing activities:
Capital expenditures	(812)	(420)
Proceeds from disposal of assets	-	2,333

Net cash (used in) provided by investing activities	(812)	1,913

Cash flows provided by (used in) financing activities:
Payment on capital lease obligations	(1)	(12)
Payments for treasury shares	-	(6,265)
Proceeds pursuant to stock issuance	103	185

Net cash provided by (used in) financing activities	102	(6,092)

Net decrease in cash and cash equivalents	(7,194)	(9,634)

Cash and cash equivalents at beginning of period	19,730	17,750

Cash and cash equivalents at end of period	$12,536	$8,116

Supplemental cash flow information:
Cash paid for interest	$8	$8
Cash paid for income taxes	$9	$-

Noncash investing and financing activities:
Property, fixtures and equipment in accounts payable	$228	$494
Non cash acquisition consideration	$-	$418

See Notes to Condensed Consolidated Financial Statements.

JAMBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	DESCRIPTION OF BUSINESS

Business

Jamba, Inc. consummated its initial public offering in July 2005. On March 10, 2006, Jamba, Inc. entered into an Agreement and Plan of Merger with Jamba Juice Company (the “Merger Agreement”). On November 29, 2006 (the “Merger Date”), Jamba, Inc. consummated the merger with Jamba Juice Company (the “Merger”) whereby Jamba Juice Company, which first began operations in 1990, became its wholly owned subsidiary.

Jamba, Inc. through its wholly-owned subsidiary, Jamba Juice Company, is a healthy, active lifestyle brand with a robust expanding global business driven by a portfolio of franchised and company-owned Jamba Juice® stores and licensed JambaGO® and Jamba Juice Express™ formats. The Jamba® brand includes innovative product platforms and both licensed and company driven consumer packaged goods. The Company is a leading restaurant retailer of “better-for-you” specialty food and beverage offerings which include great tasting, whole fruit smoothies, fresh squeezed juices and juice blends, Energy Bowls™, and a variety of food items including, hot oatmeal, breakfast wraps, Artisan Flatbreads™, baked goods, and snacks. Jamba Juice Company continues to expand the Jamba brand by direct selling of consumer packaged goods (“CPG”) products, and by licensing its trademarks for CPG products sold through retail channels such as grocery stores, warehouse clubs, and convenience stores. The Company’s headquarters are located in Emeryville, California.

As of March 29, 2016, there were 885 Jamba Juice stores globally, consisting of 68 Company-owned and operated stores (“Company Stores”), 752 franchisee-owned and operated stores (“Franchise Stores”) in the United States, and 65 Franchise Stores in international locations (“International Stores”). The JambaGO® business consists of approximately 2,000 licensed units located across the United States. JambaGO® units are typically installed in K-12 schools, colleges, universities, Target Cafes, as well as other captive venues.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

 The accompanying unaudited condensed consolidated financial statements of Jamba, Inc. have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q. The December 29, 2015 Condensed Consolidated Balance Sheets was derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of the 13-week period ended March 29, 2016 are not necessarily indicative of the results of operations to be expected for the entire fiscal year.

The condensed consolidated financial statements include the accounts of the Company and its direct or indirect subsidiary, Jamba Juice Company. The accounts of Jamba Juice Southern California, LLC (“JJSC”) are included through April 28, 2015, when the Company sold its 88% interest in JJSC to the holder of JJSC’s noncontrolling interest. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications were made to the Company’s prior financial statements to conform to current year presentation. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 29, 2015.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates.

Earnings (Loss) Per Share

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

Anti-dilutive common stock equivalents totaling 1.8 million and 1.6 million were excluded from the calculation of diluted weighted-average shares outstanding for the 13-week periods ended March 29, 2016 and March 31, 2015, respectively.  Basic and diluted earnings (loss) per share do not differ given the net loss position as potentially dilutive securities are anti-dilutive.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued amended guidance on revenue from contracts with customers which amended the existing accounting standards for revenue recognition. Accounting Standards Update (“ASU”) 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date to fiscal years beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of the fiscal year beginning after December 15, 2016 (including interim reporting periods within those periods). The amendment guidance may be applied retrospectively to each prior period presented with the option to apply practical expedients or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently assessing what impact, if any, the adoption of this ASU will have on its Consolidated Financial Statements and related disclosure.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provides guidance on management’s responsibility to evaluate whether there is substantial doubt about the ability to continue as a going concern and to provide related disclosures. This guidance will be effective for annual periods ending after December 15, 2016, with early application permitted. The Company does not expect the adoption of this guidance to have a significant impact on its Consolidated Financial Statements and related disclosure.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost method and requires measurement of that inventory at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance will be effective for the Company beginning fiscal year 2017, with early adoption permitted. The Company does not expect the adoption of this guidance to have a significant impact on its Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The guidance will be effective for the Company beginning fiscal year 2018. The Company does not expect the adoption of this guidance to have a significant impact on its Consolidated Financial Statements and related disclosure.

In February 2016, the FASB issued ASU 2016-02, Leases, which will require lessees to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The guidance will be effective for the Company beginning fiscal year 2019, with early adoption permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company is currently assessing the impact the adoption of this ASU will have on its Consolidated Financial Statements and related disclosure.

 In March 2016, the FASB issued ASU 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products. The new guidance creates an exception under ASC 405-20, Liabilities-Extinguishments of Liabilities, to derecognize financial liabilities related to certain prepaid stored-value products using a revenue-like breakage model. The guidance will be effective for the Company beginning fiscal year 2018, with early adoption permitted. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently assessing what impact, if any, the adoption of this ASU will have on its Consolidated Financial Statements and related disclosure.

In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest in an investee triggers equity method accounting. The guidance will be effective for the Company beginning fiscal year 2017, with early adoption permitted. The amendments can be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. The Company is currently assessing what impact, if any, the adoption of this ASU will have on its Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance will be effective for the Company beginning fiscal year 2017, with early application permitted. The Company is currently assessing what impact, if any, the adoption of this ASU will have on its Consolidated Financial Statements and related disclosure.

3.	ASSETS HELD FOR SALE

In November 2014, the Company announced plans to transition to an asset light model through the refranchising of Company stores. In connection with that planned transition, 99 Company Stores and one unopened company store met the criteria as assets held for sale as of December 30, 2014. During fiscal 2015, an additional 125 stores met the criteria to be classified as assets held for sale increasing the total to 224 stores of which 176 stores were refranchised from assets held for sale. The 48 remaining stores were reclassified out of assets held for sale back to their original asset group based on management’s decision to retain the stores. As of March 29, 2016 and December 29, 2015 there are no stores in assets held for sale and $0 is reflected as held for sale in the accompanying Condensed Consolidated Balance Sheets.

The Company recognized a loss on disposal of assets of $0.1 million and a gain on disposal of assets of $0.8 million during the quarter ended March 29, 2016 and March 31, 2015, respectively. Gain on disposal of assets during the quarter ended March 31, 2015 included $1.9 million for sale of fixed assets of refranchised Company Stores. In addition, a loss of $1.1 million was recorded as a result of the reclassification of stores to assets held for sale. This adjustment reflected the lower of net book value or fair value for a certain group of stores.

4.	FAIR VALUE MEASUREMENT

Financial Assets and Liabilities

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

On February 14, 2012, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association (the “Lender”) which, as amended on November 1, 2012, July 22, 2013, November 4, 2013, December 30, 2014, and December 29, 2015 (as amended, the “Credit Agreement”), makes available to the Company a revolving line of credit in the amount of $10.0 million. The outstanding balance under the Credit Agreement bears interest at a LIBOR Market Index Rate based upon the rate for one month U.S. dollar deposits, plus 2.50% per annum. Under the terms of the Credit Agreement, the Company is required to either maintain minimum cash or consolidated EBITDA levels, minimum levels of tangible net worth and a minimum fixed charge coverage ratio. The Credit Agreement terminates July 22, 2016 or may be terminated earlier by the Company or by the Lender. This credit facility is subject to customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions and dispositions of assets. The credit facility is evidenced by a revolving note made by the Company in favor of the Lender, is guaranteed by the Company and is secured by substantially all of its assets including the assets of its subsidiaries and a pledge of stock of its subsidiaries. In addition, the Credit Agreement replaced restricted cash requirements established in prior periods, as the line of credit also collateralizes the Company’s outstanding letters of credit of $0.6 million as of March 29, 2016.

During the 13-week period ended March 29, 2016, there were no borrowings under the Credit Agreement. To acquire the credit facility, the Company incurred upfront fees which are being amortized over the term of the Credit Agreement. As of March 29, 2016 and December 29, 2015, the unamortized commitment fee amount was not material. As of March 29, 2016, the Company was not in compliance with all the financial covenants to the Credit Agreement, which will restrict any future borrowings.

6.	SHARE-BASED COMPENSATION

Stock Options — A summary of stock option activity under the Plans as of March 29, 2016, and changes during the 13-week period then ended are presented below (shares in thousands):

			Weighted-Average
	Number of	Weighted-Average	Contractual Term	Aggregate
Options	Shares	Exercise Price	Remaining (years)	Intrinsic Value

Balance at December 29, 2015	1,530	$12.42	5.76	$3,960
Granted	150	12.35
Exercised	(10)	10.58
Canceled	(98)	14.99

Balance at March 29, 2016	1,572	$12.26	6.15	$3,108

Vested and expected to vest—March 29, 2016	1,412	$12.11	5.81	$3,106

Exercisable—March 29, 2016	719	$10.70	2.62	$3,083

During the 13-week period ended March 29, 2016, options exercisable for 150,000 shares of the Company’s common stock were granted under the 2013 Equity Incentive Plan at a weighted average grant date fair value of $12.35. The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

13-Week Period Ended
March 29, 2016

Risk-free interest rate	1.5%
Expected term (in years)	5.85
Expected volatility	42.2%
Expected dividend yield	0.0%

During the 13-week period ended March 31, 2015, options exercisable for 1.0 million shares of the Company’s common stock were granted under the 2013 Equity Incentive Plan at a weighted average grant date fair value of $6.04.

Restricted Stock — Information regarding activities during the 13-week period ended March 29, 2016 for outstanding restricted stock units (RSUs) granted under the 2013 Equity Incentive Plan is as follows (shares in thousands):

		Weighted-Average
	Number of	Grant Date
RSUs	Shares	Fair Value

Non-vested at December 29, 2015	190	$14.09
Granted	-	-
Vested	-	-
Forfeited	(15)	13.89

Non-vested at March 29, 2016	175	$14.11

During the 13-week period ended March 29, 2016, no RSUs were granted under the 2013 Equity Incentive Plan. During the 13-week period ended March 31, 2015, RSUs exercisable for 3,000 shares of the Company’s common stock were granted under the 2013 Equity Incentive Plan at a weighted average grant date fair value of $15.01.

Performance Stock — No performance stock units were granted or vested during the 13-week periods ended March 29, 2016 or March 31, 2015.

Share-based compensation expense, which is included in general and administrative expenses, was $0.8 million and $1.1 million for the 13-week periods ended March 29, 2016 and March 31, 2015, respectively. At March 29, 2016, unvested share-based compensation for stock options and restricted stock awards, net of forfeitures, totaled $3.8 million. This expense will be recognized over the remaining weighted average vesting period of approximately 3 years. There was no income tax benefit related to share-based compensation expense during the 13-week periods ended March 29, 2016, and March 31, 2015.

In January 2016, in connection with the hiring of the Company’s new Chief Executive Officer, the Company agreed to grant equity awards to the new Chief Executive Officer, which included an award of 350,000 performance-based restricted stock units vesting upon achievement of compound annual stock price growth rate targets of 15%, 22.5% and 30% over a three-year period, 50,000 “premium-priced” stock options with an exercise price determined based on a 15% compound annual stock price growth rate over three years, and 150,000 stock options granted at 100% of fair market value on the grant date. The 150,000 stock options granted at 100% of fair market value on the grant date were granted in March 2016 and the 50,000 “premium-priced” stock options were granted in April 2016. The 350,000 performance-based restricted stock units will be granted subsequent to the 13-week period ended March 29, 2016, subject to the stockholders’ approval of the Company’s amendment of the Jamba Inc. 2013 Equity Incentive Plan authorizing the underlying shares to be issued.

7.	STOCK REPURCHASES

On October 29, 2014, the Company’s Board of Directors authorized the repurchase of up to $25.0 million of shares of common stock over an 18-month period (the "2014 Stock Repurchase Program"). The Company’s Board of Directors authorized an increase to the Stock Repurchase Program of $15.0 million to a total of $40.0 million in May 2015 and an additional $5.0 million to a total of $45.0 million in September 2015, which expired on May 4, 2016. During the 13-week period ended March 29, 2016, the Company did not repurchase shares. Shares repurchased under the Stock Repurchase Program are considered treasury stock until retired. The Company's total shares of common stock repurchased since inception through March 29, 2016 was 2.9 million, at an average price per share of $13.99.

8.	OTHER OPERATING, NET

For the 13-week periods ended March 29, 2016 and March 31, 2015, the components of other operating, net were as follows (in thousands):

	13-Week Period Ended
	March 29, 2016	March 31, 2015

Jambacard breakage income	$(705)	$(1,022)
Jambacard expense	160	111
CPG and JambaGO® direct expense	633	610
Franchise discount expense	193	274
Franchise sublease income	(261)	(41)
Franchise other expense	72	336
Bad debt	-	12
International expense	166	153
Loss on investments	26	204
Other	(13)	69

Total other operating, net	$271	$706

9.	COMMITMENTS AND CONTINGENCIES

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

10.	RELATED-PARTY TRANSACTIONS

In the first quarter of fiscal 2016, the Company received $0.1 million from Country Pure Foods related to vendor supply chain management fees and less than $0.1 million from Sodexo related to licensing fees for Jamba units operated by Sodexo. One Jamba Juice Director is on the Board of Directors for Country Pure Foods and another Jamba Juice Director is an executive with Sodexo.

11.	SUBSEQUENT EVENTS

On April 27, 2016, the Company executed an agreement for early termination of a store lease. The store was closed on December 29, 2015 and the estimated fair value of the lease termination obligation was accrued in fiscal 2015. The agreement will result in a reduction of store lease termination and closure costs of approximately $0.1 million, which will be recognized in the next quarter.

On May 4, 2016, the Company announced a plan to relocate its corporate headquarters from Emeryville, California to Frisco, Texas, a suburb of Dallas. The relocation process, including the consolidation of certain other operations of the Company, is expected to be completed within the next six to eight months. The Company expects to incur approximately $6.0 million related to its relocation of corporate headquarters as a result of personnel relocation, employee attrition, retention, severance and replacement, office relocation and other costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions). Forward-looking statements include, but are not limited to, statements concerning projected new store openings, revenue growth rates, and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive conditions. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2015.

JAMBA, INC. OVERVIEW

Jamba, Inc. through its wholly-owned subsidiary, Jamba Juice Company, is a healthy, active lifestyle brand with a robust global business driven by a portfolio of franchised and company-owned Jamba Juice® stores and licensed JambaGO® and Jamba Juice Express™ formats. The Jamba® brand includes innovative product platforms and both licensed and company driven consumer packaged goods. We are a leading restaurant retailer of “better-for-you” specialty food and beverage offerings which include great tasting, whole fruit smoothies, fresh squeezed juices and juice blends, Energy Bowls™, and a variety of food items including, hot oatmeal, breakfast wraps, sandwiches, Artisan Flatbreads™, baked goods, and snacks. Jamba Juice Company continues to expand the Jamba brand by direct selling of CPG products, and by licensing its trademarks for CPG products sold through retail channels such as grocery stores, warehouse clubs, and convenience stores.

Jamba, Inc. was incorporated in January 2005, and went public through an initial public offering later that year. In November 2006, the Company completed its acquisition of Jamba Juice Company, which first began operations in 1990. As of March 29, 2016, there were 885 Jamba Juice stores globally, consisting of 68 Company Stores, 752 Franchise Stores in the United States, and 65 International Stores.

All references to store counts, including data for new store openings, are reported net of related store closures, unless otherwise noted.

EXECUTIVE OVERVIEW

Key Overall Strategies

We entered 2016 with our refranchising efforts completed resulting in over 90% of Jamba Juice stores now being franchisee owned and operated. In the first quarter, we also successfully executed a transition of the Company leadership, which combined with the refranchising effort, positions us for a new, exciting era in Jamba’s history. As we move forward in our new model, our vision will continue to be to inspire and simplify healthy living. In order to do that we will be pursuing five core strategies which are described in the following paragraphs.

Build A Great Brand - First we will position Jamba as a youthful and contemporary brand that brings our vision to life through aspirational products and programs; a brand that inspires and simplifies healthy living for our customers, for our franchisees, for our employees, and for the communities we serve. We will strive to make Jamba more accessible, allowing consumers to find our products in places like airports, colleges, malls, and resorts, as well as in our traditional stores. Through the ongoing development of innovative, on-trend products we will provide consumers with healthier food and beverage options that are not only better for them, but are also affordable.

Focus on the Stores - Our second core strategy is to build a customer and store-centric operating philosophy through a franchise-focused support organization that puts the customer at the center of everything we do. The primary focus of our entire organization will be on our stores. We will create and deploy tools and programs to ensure that the experiences guests have in every Jamba store exceed their expectations, that our stores represent the fun, vibrant essence of our brand, and that our team members and franchise partners feel rewarded and proud to be associated with our brand. We will filter all other activities through this lens.

Drive Sales and Transactions Through Innovation – We will increase sales and transactions through innovation and compelling product offerings. This approach will continue to strengthen our leadership position within our core categories of smoothies, juices, and bowls. We will support these with enhanced marketing and communication activation, promoting our better for you brand positioning and the quality of our ingredients. We will also expand and enhance our offerings in complementary food as well as work to offset the natural effects of seasonality on our business with the development of hot beverages.

Improve Store Profitability Through Simplification – We will partner with our franchisees to continue the progress begun in 2015 toward improving store level profitability through productivity and operations simplification. We will introduce continuous supply chain enhancements, four-wall optimization plans and increased labor efficiency. Investments in emerging technologies will also be made to upgrade our operating platforms, creating a more efficient and productive environment for our owners. Finally, we will continue to explore ways to further reduce the investment cost of new units thus improving the profitability of our expansion activity.

Expand Our Footprint – Lastly, our previous strategies will unlock our ability to continue the expansion of the Jamba® footprint both domestically and internationally through new unit development across all store formats. With aggressive franchise recruitment and development, and the expansion of our existing markets, we will increase the growth of both traditional and non-traditional stores. Our Jamba Juice Express™ and JambaGO® formats provide flexible options with lower costs-to-build, allowing us to penetrate a wide array of venues and markets that may not support a traditional store format.

In short, our future activities will see us focus on the things that our customers expect of us. Through a disciplined focus on these core strategies, we will position the Company to compete and win by providing exciting new products for our consumers, improving profitability for our franchise partners and investors, supporting our communities, and increasing our footprint globally and domestically. We will continue to inspire and simplify healthy living for all of our stakeholders; our customers, our franchisees, our employees and the communities in which we operate.

2016 First Quarter Financial Summary

•	System-wide comparable sales (includes both Company and Franchise Stores) decreased 2.1% for the quarter. Company Store comparable sales increased 0.2% for the quarter and Franchise Store comparable sales decreased 2.4% for the quarter compared to the prior year. System-wide and Franchise Store comparable store sales are non-GAAP financial measures and represent the change in year-over-year sales, opened for at least one full fiscal year.

•	Total revenue for the quarter decreased 64.3% to $18.8 million from $52.5 million for the prior year, primarily due to the reduction in the number of Company Stores as part of the Company’s refranchising initiative.

•	Total Company-owned stores at the end of the first quarter of 2016 was 68, compared to 259 at the end of the first quarter of 2015.

•	Net loss attributable to Jamba, Inc. was $(2.8) million compared to $(1.8) million for the prior year.

•	General and administrative expenses for the 13-weeks ended March 29, 2016 decreased 15.1% to $7.6 million compared with $9.0 million for the prior year period.

•	At March 29, 2016, there were 68 Company Stores and 817 Franchise Stores, of which 752 are located domestically and 65 are located internationally.

 Fiscal 2016 First Quarter Business Highlights

Accessible and Affordable Brand

Our commitment to the ongoing development of better-for-you food and beverage options for consumers continues to drive traffic into our stores. In 2016 we began with the introduction in the first quarter of our new “Superfood Smoothies”, Tropical Pitaya™ Smoothie and Acai Berry Charger™ Smoothie. We also introduced our Pitaya Energy Bowl™, putting a creamy tropical twist on a classic parfait.

Also in the first quarter, we continued to support the community through our corporate social responsibility initiatives under the banner of “Team Up For a Healthy Whirl’d”. For three weeks in the first quarter of 2016, we executed a nationwide fundraising campaign to support the American Heart Association (AHA) that not only supported the cause, but also drove incremental visits. Our Company and Franchise Stores engaged with local consumers through fundraising and special events for the AHA, representing the third consecutive year of Jamba’s support for this important organization.

To further enhance the customer experience in our stores, we expanded programs with strategic partners in the digital and social media space, including Spendgo, Fishbowl, Twitter, and others. Membership in our Jamba Insider Rewards (“JIR”) program continues to add to the more than two million existing loyalty members. Also, in the first quarter of 2016, work continued towards updating the Jamba Juice mobile application (“app”) that was launched in the second half of 2015. Consumer adoption of the app increased significantly in the first three months of 2016. The app helps customers locate stores, order ahead, speed up transactions and improve the online and in-store experience.

Customer and Store-Centric Operating Philosophy

During the first quarter of 2016, we continued our transition to being a top tier franchisor by refocusing our team on support to our stores and to our customers. During our 2016 Franchise Leadership Conference held in March, we emphasized that focus with all of our partners and team members and re-enforced our commitment to a store-centric operating philosophy. In addition to our great-tasting products, we have an ongoing mission to provide customers with an enhanced in-store experience. Usage of our Jamba order-ahead app increased with over 122,000 installs, resulting in reduced wait times and simplified ordering. Further enhancements to the app are planned for the second half of 2016.

In addition, in putting our customers at the heart of everything we do, we have introduced analytical tools that allow our franchisees to monitor and improve operational metrics, and in the first quarter of 2016, Jamba’s overall satisfaction scores remained at the top of our industry peers.

Driving Sales and Transactions through Product Innovation

Jamba continues to be the number one smoothie brand in the country. In addition, our made-to-order, fresh fruit and vegetable juice platform is now available in over 550 locations, making Jamba the leading retailer of fresh-squeezed, made-to-order juices. This platform is comprised of made-to-order juices and smoothies blended with fresh, whole fruits and vegetables like kale, apples, cucumbers, ginger and chia seeds. Also, during the first quarter, we expanded our line of made-to-order bowls to include a Pitaya Energy offering, which are now available in stores nationwide. Jamba Energy Bowls, served in convenient, portable servings, are a nutritious blend of real, whole fruit and soymilk or fresh Greek yogurt, topped with an assortment of dry toppings and fresh fruits.

Our product development will continue to be guided by our commitment to providing consumers with fresh, nutritional ingredients, great-tasting food and beverages, at affordable prices. We are confident that our pipeline of new product remains strong for the remainder of 2016 and beyond. Our new products will continue to drive new and existing customers into our stores and will help franchise profitability through increased transactions. Our on-trend, better-for-you positioning continues to make Jamba a leading healthy lifestyle brand.

Operations Simplification

As we transition to 2016 with the completion of our move to a franchise business model, we are highly focused on improving franchisee profitability and 4-wall store margins. During the first quarter of 2016, we continued to operationalize several key initiatives that were launched in 2015, which make a significant positive impact on costs of goods and labor. Continuous improvements in speed of service are helping to offset minimum wage increases to help manage labor costs and improve customer satisfaction. Our supply chain optimization efforts have significantly aided in offsetting the inflationary impact of commodity price increases.

In addition, during the first quarter of 2016, we began the rollout of our new and improved BlendTec blenders. These new blenders improve the quality of our finished products, improve the speed of service and reduce the noise levels within our stores. Approximately, 30% of our system has installed the new blenders and this rollout will continue across the system for the balance of 2016.

Global Expansion

As of March 29, 2016, there were 885 Jamba Juice® stores globally, represented by 68 Company Stores and 752 Franchise Stores, of which 43 were Jamba Juice Express™ in the United States, and 65 International Stores. The system is comprised of approximately 92% Franchise and International Store locations and 8% Company Store locations. As of March 29, 2016, we had approximately 2,000 JambaGO® units in operation nationwide.

A primary growth driver of our enterprise will be global new unit development. During the quarter, we opened 13 U.S. locations, including two co-branded pilot locations with Bruegger’s and three Jamba Juice Express™ units. At the end of the first quarter of 2016, we had international master development agreements with partners in Indonesia, Thailand, South Korea, the Philippines, Mexico and the countries of the Gulf Cooperation Council (Bahrain, Kuwait, Oman, Qatar, Saudi Arabia, and the United Arab Emirates). During the first quarter, we opened three new locations in the Philippines, the U.A.E., and South Korea.

Our shift to an asset-light business model means the Jamba system is now comprised of greater than 90% franchise-locations, up from 70% in 2014 following the completion of our refranchising initiatives in 2015. This transition in our core business model will continue to facilitate a more streamlined cost structure enabling faster execution and an enhanced focus on our franchisees and our growth initiatives.

Additionally, on May 4, 2016, we announced the relocation of our corporate headquarters from Emeryville, California to Frisco, Texas, a suburb of Dallas. We expect to complete the relocation in the next six to eight months. The move is intended to, among other things, reduce costs, attract and retain talent and provides a more central location for our market expansion plans. In connection with this relocation, we expect to incur charges of approximately $6.0 million, associated with personnel relocation, employee attrition, retention, severance and replacement, office relocation and other costs. These charges are expected to be incurred in the third and fourth quarter of fiscal year 2016.

RESULTS OF OPERATIONS — 13-WEEK PERIOD ENDED MARCH 29, 2016 AS COMPARED TO 13-WEEK PERIOD ENDED MARCH 31, 2015 (UNAUDITED)

	13-Week Period Ended March 29, 2016	% (1)	13-Week Period Ended March 31, 2015	% (1)
Revenue:
Company stores	$11,953	63.7%	$47,728	90.9%
Franchise and other revenue	6,801	36.3%	4,776	9.1%

Total revenue	18,754	100.0%	52,504	100.0%

Costs and operating expenses:
Cost of sales	2,962	24.8%	12,407	26.0%
Labor	4,158	34.8%	16,088	33.7%
Occupancy	2,036	17.0%	6,835	14.3%
Store operating	2,362	19.8%	8,034	16.8%
Depreciation and amortization	1,502	8.0%	1,873	3.6%
General and administrative	7,610	40.6%	8,963	17.1%
Loss (gain) on disposal of assets	109	0.6%	(778)	(1.5)%
Store pre-opening	324	1.7%	22	0.0%
Store lease termination and closure	120	0.6%	22	0.0%
Other operating, net	271	1.4%	706	1.3%

Total costs and operating expenses	21,454	114.4%	54,172	103.2%

Loss from operations	(2,700)	(14.4)%	(1,668)	(3.2)%

Other income (expense), net:
Interest income	71	0.4%	15	0.0%
Interest expense	(59)	(0.3)%	(41)	(0.1)%

Total other income (expense), net	12	0.1%	(26)	(0.1)%

Loss before income taxes	(2,688)	(14.3)%	(1,694)	(3.3)%
Income tax expense	(132)	(0.7)%	(26)	(0.0)%

Net loss	(2,820)	(15.0)%	(1,720)	(3.3)%
Less: Net income attributable to noncontrolling interest	-	0.0%	31	0.1%

Net loss attributable to Jamba, Inc.	$(2,820)	(15.0)%	$(1,751)	(3.2)%

______________________

(1)	Cost of sales, labor, occupancy and store operating percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue.

Revenue

(in thousands)

	13-Week Period Ended March 29, 2016	% of Total Revenue	13-Week Period Ended March 31, 2015	% of Total Revenue
Revenue:
Company stores	$11,953	63.7%	$47,728	90.9%
Franchise and other revenue	6,801	36.3%	4,776	9.1%

Total revenue	$18,754	100.0%	$52,504	100.0%

Total revenue is comprised of revenue from Company Stores, royalties and fees from Franchise Stores in the U.S. and from International Stores, income from JambaGO® locations, license income from sales of Jamba-branded CPG products and direct sales of CPG products. Total revenue for the 13-week period ended March 29, 2016 was $18.8 million, a decrease of $33.8 million, or 64.3%, compared to $52.5 million for the 13-week period ended March 31, 2015. The decrease in total revenue was primarily due to a decrease in Company Stores for the quarter compared to the prior year. For the quarter ended March 29, 2016 we had 68 Company Stores compared to 259 in the prior year.

Company Store revenue

Company Store revenue for the 13-week period ended March 29, 2016 was $12.0 million, a decrease of $35.8 million or 75.0%, compared to Company Store revenue of $47.7 million for the 13-week period ended March 31, 2015. The decrease in Company Store revenue was primarily due to a decrease in the number of Company Stores primarily as a result of our refranchising activities, partially offset by an increase in Company Store comparable sales as illustrated by the following table:

Company Store Decrease in Revenue
(in thousands)
First Quarter 2016 vs. First Quarter 2015:
Company Stores comparable sales increase	$21
Reduction in number of Company Stores, net	(35,796)

Total change in Company Store revenue	$(35,775)

Company Store comparable sales was essentially flat for the 13-week period ended March 29, 2016, or 0.2%, attributable to an increase of 4.7% in average check offset by a decrease in transaction count of (4.5)% as compared to the same period in the prior year. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least a full fiscal year. As of March 29, 2016, 98.5% of our Company Stores had been open for at least one full year.

Franchise and other revenue

Franchise and other revenue was $6.8 million, an increase of $2.0 million or 42.4% for the 13-week period ended March 29, 2016 compared to $4.8 million for the 13-week period ended March 31, 2015. The increase was primarily due to the increase in royalties associated with the net increase in the number of Franchise and International Stores offset by the Franchise Store comparable store sales decrease of (2.4)%.

The aggregate number of Franchise and International Stores as of March 29, 2016 and March 31, 2015 was 817 and 605, respectively.

Cost of Sales

Cost of sales is mostly comprised of fruit, dairy, and other products used to make smoothies and juices, paper products, and delivery fees at Company Stores. As a percentage of Company Store revenue, cost of sales decreased to 24.8% for the 13-week period ended March 29, 2016, compared to 26.0% for the 13-week period ended March 31, 2015. The decrease in cost of sales as a percentage of Company Store revenue was primarily due to retail price increase (approximately 1.2%) combined with lower discounting (approximately 0.2%), partially offset by higher product mix shift related to the expanded bowl and fresh-squeezed juice offerings (approximately 0.2%). Cost of sales for the 13-week period ended March 29, 2016 was $3.0 million, a decrease of $9.4 million, or 76.1%, compared to $12.4 million for the 13-week period ended March 31, 2015, primarily related to the lower Company Store base as a result of refranchising initiatives.

Labor

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. As a percentage of Company Store revenue, labor costs were 34.8% for the 13-week period ended March 29, 2016 compared to 33.7% for the 13-week period ended March 31, 2015. The increase was primarily attributable to an increase in California wage rate effective January 1, 2016 (approximately 1.2%) along with portfolio mix shift to higher labor percentage of Chicago stores (approximately 0.3%) as a result of refranchising activities, partially offset by lower compensation incentive payout (approximately 0.3%). Labor costs for the 13-week period ended March 29, 2016 were $4.2 million, a decrease of $11.9 million, or 74.2%, compared to $16.1 million for the 13-week period ended March 31, 2015, which is primarily due to the decrease in number of Company Stores as a result of our refranchising activities.

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes, licenses and property insurance for all Company Store locations. As a percentage of Company Store revenue, occupancy costs increased to 17.0% for the 13-week period ended March 29, 2016, compared to 14.3% for the 13-week period ended March 31, 2015. The increase in occupancy costs as a percentage of Company Store revenue was primarily due to the refranchising of Company Stores that carried a lower rent as a percentage of Company Store revenue. Occupancy costs for the 13-week period ended March 29, 2016 were $2.0 million, a decrease of $4.8 million, or 70.2%, compared to $6.8 million for the 13-week period ended March 31, 2015, which is primarily due to the decrease in number of Company Stores as a result of our refranchising activities.

Store Operating

Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses. As a percentage of Company Store revenue, total store operating expenses increased to 19.8% for the 13-week period ended March 29, 2016, compared to 16.8% for the 13-week period ended March 31, 2015. The increase in total store operating expenses as a percentage of Company Store revenue was primarily due to higher marketing costs as a result of timing differences (approximately 1.3%), higher software/hardware expenses (approximately 0.8%) and higher utility costs (approximately 0.6%). Total store operating expenses for the 13-week period ended March 29, 2016 were $2.4 million, a decrease of $5.7 million, or 70.6%, compared to $8.0 million for the 13-week period ended March 31, 2015.

Depreciation and Amortization

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. As a percentage of total revenue, depreciation and amortization increased to 8.0% for the 13-week period ended March 29, 2016, compared to 3.6% for the 13-week period ended March 31, 2015. The increase in depreciation and amortization as a percentage of total revenue was primarily due to the discontinuation of depreciation relating to stores in assets held for sale prior to their refranchising in the prior year and an increase in depreciation relating to capitalized information technology corporate programs in the current year. Depreciation and amortization for the 13-week period ended March 29, 2016 was $1.5 million, a decrease of $0.4 million, or 19.8%, compared to $1.9 million for the 13-week period ended March 31, 2015.

General and Administrative

General and administrative (G&A) expenses include costs associated with our corporate headquarters in Emeryville, CA, field supervision, performance related incentives, outside and contract services, accounting and legal fees, travel and travel-related expenses, share-based compensation and other G&A expenses. Total G&A expenses for the 13-week period ended March 29, 2016 were $7.6 million, a decrease of $1.4 million, or 15.1%, compared to $9.0 million for the 13-week period ended March 31, 2015. The decrease of total G&A expenses was primarily due to head count reduction due to the restructuring for an asset-light model (approximately $1.3 million), decrease travel expense (approximately $0.1 million) and lower software/hardware expense (approximately $0.1 million), partially offset by an increase of legal, professional and outside services charges (approximately $0.2 million).

Loss (gain) on Disposal of Assets

Loss or (gain) on disposal of assets includes losses from disposal of assets and gains from the refranchising of Company Stores and sales of related furniture, fixtures and equipment. For the 13-week period ended March 29, 2016, loss on disposal of assets was $0.1 million compared to a $0.8 million gain for the 13-week period ended March 31, 2015, an increase of $0.9 million. The change was primarily due to the gain on refranchising of Company Stores in the first quarter of 2015 relating to our refranchising initiative. The refranchising initiative was completed in the fourth quarter of fiscal 2015.

Store Pre-Opening

For the 13-week period ended March 29, 2016, store pre-opening expense was $0.3 million compared to less than $0.1 million for the 13- week period ended March 31, 2015, an increase of $0.3 million. The increase was primarily due to an increase in the number of Franchise stores being opened this year (approximately $0.1 million), and the rent associated with a store closed for remodeling (approximately $0.1 million).

Store Lease Termination and Closure

For the 13-week period ended March 29, 2016, store lease termination and closure costs were $0.1 million compared to less than $0.1 million for the 13- week period ended March 31, 2015.

Other Operating, Net

Other operating, net consists primarily of income from jambacard breakage, jambacard-related fees, franchise expense, international expense, gain/loss on investments, bad debt expense, and CPG and JambaGO® activities. For the 13-week period ended March 29, 2016, other operating, net was $0.3 million compared to $0.7 million for the 13-week period ended March 31, 2015. Changes in the components of other operating, net include a decrease in franchise other expense relating to one-time expenses in prior year (approximately $0.3 million), increase in franchise sublease income due to increase in subleased franchise stores (approximately $0.2 million), a decrease in equity loss of an investment (approximately $0.2 million), decrease in franchise discount expense (approximately $0.1 million), partially offset by a decrease in jambacard breakage income (approximately $0.3 million).

Income Tax Expense

We have recorded income tax expense for both the 13-week periods ended March 29, 2016 and March 31, 2015, respectively. Our effective income tax rates were (4.9)% and (2.0)% for the 13-week periods ended March 29, 2016 and March 31, 2015, respectively. For the 13-week periods ended March 29, 2016 and March 31, 2015, the effective tax rates were primarily affected by pre-tax loss, foreign withholding and the U.S. alternative minimum taxes in the respective periods.

KEY FINANCIAL METRICS AND NON-GAAP MEASURES

We review and discuss our operations based on both financial and non-financial metrics. Among the key financial metrics upon which management focuses is reviewing our performance based on our consolidated GAAP results, including Company Store comparable sales. We also use certain supplemental, non-GAAP financial metrics in evaluating financial results, including Franchise Store comparable sales and system-wide comparable sales.

Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least one full year. Franchise Store comparable sales, a non-GAAP financial measure, represents the change in year-over-year sales for all Franchise Stores opened for at least one full year, as reported by franchisees and excludes International Stores. System-wide comparable store sales, a non-GAAP financial measure, represents the change in year-over-year sales for all Company and Franchise Stores opened for at least one full year and is based on sales by both company-owned and domestic franchise-operated stores, as reported by franchisees, which are in the store base. System-wide comparable store sales do not include International Stores, JambaGO® units and Jamba Juice Express™.

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

The following table sets forth operating data that do not otherwise appear in our condensed consolidated financial statements as of, and for, the 13-week period ended March 29, 2016, and the 13-week period ended March 31, 2015:

	13-Week Period Ended
	March 29, 2016	March 31, 2015

Percentage change in Company Store comparable sales(1)	0.2%	6.0%
Percentage change in Franchise Store comparable sales(1)	(2.4)%	4.2%
Percentage change in system-wide comparable sales(2)	(2.1)%	5.0%
Total Company Stores	68	259
Total Franchise Stores	752	546
Total International Stores	65	62

(1)	Percentage change in Company Store or Franchise Store comparable sales compares the sales of the specified stores during the 13-week period to the sales from the same set of stores for the equivalent period in the prior year. A store is included in this calculation after one full year of operations. Company Store comparable sales do not include Franchise Store sales.

(2)	Percentage change in system-wide comparable sales compares the combined sales of Company and Franchise Stores during a 13-week period to the combined sales from the same Company and Franchise Stores for the equivalent period in the prior year. A store is included in this calculation after one full year of operations.

The following table sets forth certain data relating to Company Stores, Franchise and International Stores for the periods indicated:

	13-Week Period Ended March 29, 2016		13-Week Period Ended March 31, 2015
	Domestic	International	Domestic	International

Company Stores:
Beginning of period	70	-	263	-
Company Stores opened	-	-	-	-
Company Stores closed	(2)	-	-	-
Company Stores acquired from franchisees	-	-	-	-
Company Stores sold to franchisees		-	(4)	-

Total Company Stores	68	-	259	-

Franchise and International Stores:
Beginning of period	748	75	543	62
Franchise Stores opened	13	3	4	3
Franchise Stores closed	(9)	(13)	(5)	(6)
Franchise Stores acquired by the Company	-	-	-	-
Franchise Stores purchased from the Company	-	-	4	-

Total Franchise and International Stores	752	65	546	59

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Summary

 The following table summarizes our cash flows for the 13-week periods ended March 29, 2016 and March 31, 2015 (in thousands):

	13-Week Period Ended
	March 29, 2016	March 31, 2015

Net cash used in operating activities	$(6,484)	$(5,455)
Net cash (used in) provided by investing activities	(812)	1,913
Net cash provided by (used in) financing activities	102	(6,092)

Net decrease in cash and cash equivalents	$(7,194)	$(9,634)

Liquidity

As of March 29, 2016, we had cash and cash equivalents of $12.5 million compared to $19.7 million as of December 29, 2015. As of March 29, 2016 and December 29, 2015, we had no short term or long term debt. Our primary sources of liquidity are cash flows provided by operating activities. In the future, we may enter equipment leasing arrangements and incur additional indebtedness as necessary and as permitted under our Credit Agreement. We cannot assure, however, that such financing will be available on favorable terms or at all.

We expect that our cash on hand and future cash flows provided by operating activities and our refranchising initiative will be sufficient to fund our working capital and general corporate needs and the non-discretionary capital expenditures for the foreseeable future. Our primary liquidity and capital requirements are for working capital and general corporate needs and the planned fiscal 2016 capital expenditures. The use of cash to fund discretionary capital expenditures will be based on the need to conserve our capital. Additionally, we expect to incur approximately $6.0 million in personnel relocation, employee attrition, retention, severance and replacement, office relocation and other costs related to our relocation of our corporate headquarters, and approximately $2.0 million in capital costs related to the buildout of our corporate headquarters and data center migration.

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

During the 13-week period ended March 29, 2016, there were no borrowings under the Credit Agreement, though the line of credit collateralizes outstanding letters of credit in an amount of $0.6 million (replacing restricted cash requirements established in prior periods). To acquire the credit facility, we incurred upfront fees which are being amortized over the term of the Credit Agreement. As of March 29, 2016, the unamortized commitment fee amount was not material. As of March 29, 2016, we were not in compliance with all related covenants, which restricts any future borrowings. Since its inception, we have never utilized the borrowing capacity under the Credit Agreement.

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

Operating Activities

Net cash used in operating activities was $6.5 million for the 13-week period ended March 29, 2016, compared to $5.5 million for the 13-week period ended March 31, 2015, reflecting a net increase in cash flows used in operating activities of $1.0 million. This increase in cash used in operating activities was primarily due to an increase in net loss after adjustments for noncash items (approximately $1.2 million), partially offset by a net decrease in cash used in operating assets and liabilities (approximately $0.2 million). Net loss after adjustments for noncash items decreased primarily due to a decrease in cash flows driven by a decline in Company Store revenue, pursuant to our refranchising initiative. The Company expects that operating cash flow will be generated through a combination of company store profitability and franchise royalty fees, and a reduced cost structure.

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

Investing Activities

Net cash used in investing activities was $0.8 million for the 13-week period ended March 29, 2016, compared to net cash provided by investing activities of $1.9 million for the 13-week period ended March 31, 2015. The $2.7 million change in net cash used in investing activities during the 13-week period ended March 29, 2016 was primarily due to a decrease in proceeds from disposal of fixed assets (approximately $2.3 million) due to refranchising activity that occurred in the first quarter of fiscal 2015 and an increase in capital expenditure payments (approximately $0.4 million).

In fiscal 2016, we expect capital expenditures to be approximately $4 to $5 million depending on our liquidity needs, which includes store refreshes and redesigns to facilitate fresh-squeezed juice and whole food nutrition offerings in the Chicago market, investing in improvements to our technology infrastructure as well as maintenance capital.

Financing Activities

Net cash provided by financing activities was $0.1 million for the 13-week period ended March 29, 2016, compared to net cash used in financing activities of $6.1 million for the 13-week period ended March 31, 2015. The $6.2 million change in net cash provided by financing activities was primarily due to the repurchase of the shares of the Company's common stock (approximately $6.3 million) under the stock repurchase plan approved by our Board of Directors in 2014 that occurred in the first quarter of fiscal 2015, partially offset by a decrease in receipts from our stock issuance plans, including from the exercise of stock options (approximately $0.1 million).

Contractual Obligations

There have been no significant changes to our contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 29, 2015.

COMMODITY PRICES, AVAILABILITY AND GENERAL RISK CONDITIONS

We contract for significant amounts of individually quick frozen fruit, fruit concentrate and dairy products to support the needs of both our Company Stores and Franchise Stores. The price and availability of these commodities directly impact our results of operations and can be expected to impact our future results of operations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that we are required to make in order to prepare the financial statements. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no significant changes to the policies and estimates as discussed in our Annual Report on Form 10-K for the year ended December 29, 2015.

Recent Accounting Pronouncements

See Recent Accounting Pronouncements section of Note 2 to our Notes to Condensed Consolidated Financial Statements for information about new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We do not enter into market risk sensitive instruments for trading purposes. We are exposed to financial market risks due primarily to changes in interest rates in our interest bearing accounts. We do not believe a change in interest rate will materially affect our financial position or results of operations. As of December 29, 2015 a one percent change of the interest rate would result in an annual change in the results of operations of approximately $0.2 million.

Commodities Prices

We are exposed to the impact of commodity and utility price fluctuations related to unpredictable factors such as weather and various market conditions over which we do not have control. We purchase significant amounts of produce and dairy products to support the needs of our Company Stores. The price and availability of these commodities directly impact the results of operations and can be expected to impact the future results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 29, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are party to various legal proceedings arising in the ordinary course of our business. Based on the information currently available, the Company is not currently a party to any legal proceeding that management believes would have a material adverse effect on the consolidated financial position or results of operations.

Item 1A. Risk Factors

Our risk factors are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2015 and have not materially changed except for the following additional risk factor:

The relocation of our corporate headquarters and data center could adversely affect our operations, operating results and financial condition, as we may experience disruptions to our business and incur additional costs in connection with the relocation.

We announced on May 4, 2016, the relocation of our corporate headquarters and data center from Emeryville, California to Frisco, Texas, a suburb of Dallas.  The process of moving our headquarters is inherently complex and not part of our day-to-day operations, and includes the relocation of our data center, which contains a significant portion of our core business information and applications.  The relocation process could cause significant disruption to our operations and cause the temporary diversion of management resources, all of which could have a material adverse effect on our operations, operating results and financial condition.  Certain members of the Company’s executive team, management and staff may decide not to relocate, and the need to replace Company personnel who do not relocate, train new employees and transition Company operating knowledge may cause disruptions in our business.  While we have implemented a transition plan to provide for the move of our corporate operations and data center, including relocation benefits for employees who may be transferring, and severance and retention benefits for employees who will not be continuing with the Company after the move, we may encounter difficulties retaining employees who elect to transfer and attracting new talent in the Dallas area to replace our employees who are unwilling to relocate, and we may experience disruption in accessibility to our data as we migrate our data center.  In addition, we may incur additional costs for duplication in staff as we effect the transition.  We can give no assurance that the relocation will be completed as planned or within the expected timeframe. In addition, the relocation may involve significant additional costs to us and the expected benefits of the move may not be fully realized due to associated disruption to our operations and personnel.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Employment Agreement dated January 22, 2016 by and between Jamba Juice Company and David Pace.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of May, 2016.

JAMBA, INC.

By:	/s/ David A. Pace
David A. Pace
Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Karen L. Luey
Karen L. Luey
Chief Financial Officer, Chief Administrative Officer, Executive Vice President and Secretary
(Principal Financial Officer and Chief
Accounting Officer)

