Form 10-Q
period 2016-06-28
JAMBA, INC.
filed 2016-08-05
CIK 1316898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2016

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

The number of shares of common stock of Jamba, Inc. outstanding as of July 29, 2016 was 15,254,707.

JAMBA, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 28, 2016

Exhibits
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JAMBA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 28,	December 29,
	2016	2015
(Dollars in thousands, except share and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$15,773	$19,730
Receivables, net of allowances of $369 and $618	12,259	16,932
Inventories	704	818
Prepaid expenses and other current assets	4,217	6,533

Total current assets	32,953	44,013
Property, fixtures and equipment, net of accumulated depreciation of $37,876 and $36,815	17,775	18,744
Goodwill	1,184	1,184
Trademarks and other intangible assets, net	1,390	1,464
Other long-term assets	3,159	4,211

Total assets	$56,461	$69,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,812	$3,815
Accrued compensation and benefits	4,645	3,788
Workers’ compensation and health insurance reserves	344	633
Accrued jambacard liability	25,230	29,306
Accrued expenses	8,237	9,977
Other current liabilities	7,208	8,116

Total current liabilities	47,476	55,635
Deferred rent and other long-term liabilities	7,162	8,990

Total liabilities	54,638	64,625

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $0.001 par value—30,000,000 shares authorized; 18,112,896 and 15,254,079 shares issued and outstanding at June 28, 2016, respectively, and 17,938,820 and 15,080,003 shares issued and outstanding at December 29, 2015, respectively	18	18
Additional paid-in capital	405,736	403,605
Treasury shares, at cost	(40,009)	(40,009)
Accumulated deficit	(363,922)	(358,623)

Total stockholders’ equity	1,823	4,991

Total liabilities and stockholders’ equity	$56,461	$69,616

See Notes to Condensed Consolidated Financial Statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13-Week Period Ended		26-Week Period Ended
(Dollars in thousands, except share and per share amounts)	June 28, 2016	June 30, 2015	June 28, 2016	June 30, 2015
Revenue:
Company stores	$13,874	$48,360	$25,827	$96,088
Franchise and other revenue	7,666	5,766	14,467	10,542

Total revenue	21,540	54,126	40,294	106,630

Costs and operating expenses:
Cost of sales	3,321	11,474	6,283	23,881
Labor	4,668	14,876	8,826	30,964
Occupancy	1,900	6,131	3,936	12,966
Store operating	2,272	8,059	4,634	16,093
Depreciation and amortization	1,674	1,344	3,176	3,217
General and administrative	9,423	8,427	17,033	17,390
Loss (gain) on disposal of assets	188	(4,480)	297	(5,258)
Store pre-opening	326	166	650	188
Impairment of long-lived assets	127	295	127	295
Store lease termination and closure costs	(56)	40	64	62
Other operating, net	245	1,333	516	2,039

Total costs and operating expenses	24,088	47,665	45,542	101,837

(Loss) income from operations	(2,548)	6,461	(5,248)	4,793

Other income (expense), net:
Interest income	74	14	145	29
Interest expense	(59)	(68)	(118)	(109)

Total other income (expense), net	15	(54)	27	(80)

(Loss) income before income taxes	(2,533)	6,407	(5,221)	4,713
Income tax benefit (expense)	54	(57)	(78)	(83)

Net (loss) income	(2,479)	6,350	(5,299)	4,630
Less: Net income attributable to noncontrolling interest	-	21	-	52

Net (loss) income attributable to Jamba, Inc.	$(2,479)	$6,329	$(5,299)	$4,578

Weighted-average shares used in the computation of earnings (loss) per share attributable to Jamba, Inc.
Basic	15,168,348	16,073,667	15,126,192	16,222,276
Diluted	15,168,348	16,573,444	15,126,192	16,723,127

(Loss) earnings per share attributable to Jamba, Inc. common stockholders
Basic	$(0.16)	$0.39	$(0.35)	$0.28
Diluted	$(0.16)	$0.38	$(0.35)	$0.27

See Notes to Condensed Consolidated Financial Statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26-Week Period Ended
(Dollars in thousands)	June 28, 2016	June 30, 2015
Cash flows used in operating activities:
Net (loss) income	$(5,299)	$4,630
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	3,176	3,217
Store closure costs and gain on disposals	410	(6,140)
Jambacard breakage income	(1,645)	(1,996)
Gain on contingent consideration	-	(156)
Gain on sale of investment in joint venture	-	(662)
Stock-based compensation	1,698	2,626
Bad debt and purchase obligation reserves	-	1,009
Deferred rent	(820)	(631)
Loss on investment	26	204
Changes in operating assets and liabilities:
Receivables	4,673	(779)
Inventories	114	(80)
Prepaid expenses and other current assets	2,315	(408)
Other long-term assets	1,026	(55)
Accounts payable	(2,558)	(2,842)
Accrued compensation and benefits	857	(1,340)
Workers’ compensation and health insurance reserves	(289)	443
Accrued jambacard liability	(2,431)	(4,757)
Accrued expenses	(1,738)	1,551
Other current liabilities	(909)	623
Other long-term liabilities	(976)	299

Net cash used in operating activities	(2,370)	(5,244)

Cash flows (used in) provided by investing activities:
Capital expenditures	(2,018)	(2,102)
Proceeds from disposal of assets	-	12,191

Net cash (used in) provided by investing activities	(2,018)	10,089

Cash flows provided by (used in) financing activities:
Payment on capital lease obligations	(2)	-
Payments for treasury shares	-	(9,823)
Proceeds pursuant to stock issuance	433	1,222
Payments to noncontrolling interest	-	(52)
Proceeds from sale to noncontrolling interest	-	(24)

Net cash provided by (used in) financing activities	431	(8,677)

Net decrease in cash and cash equivalents	(3,957)	(3,832)

Cash and cash equivalents at beginning of period	19,730	17,750

Cash and cash equivalents at end of period	$15,773	$13,918

Supplemental cash flow information:
Cash paid for interest	$12	$20
Cash paid for income taxes	$10	$-

Noncash investing and financing activities:
Property, fixtures and equipment in accounts payable	$555	$387

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

Jamba, Inc. through its wholly-owned subsidiary, Jamba Juice Company, is a healthy, active lifestyle brand with a robust expanding global business driven by a portfolio of franchised and company-owned Jamba Juice® stores and licensed JambaGO® and Jamba Juice Express™ formats. The Jamba® brand includes innovative product platforms and both licensed and company driven consumer packaged goods. The Company is a leading restaurant retailer of “better-for-you” specialty food and beverage offerings which include great tasting, whole fruit smoothies, fresh squeezed juices and juice blends, Energy Bowls™, and a variety of food items including, hot oatmeal, breakfast wraps, Artisan Flatbreads™, baked goods, and snacks. Jamba Juice Company continues to expand the Jamba brand by direct selling of consumer packaged goods (“CPG”) products, and by licensing its trademarks for CPG products sold through retail channels such as grocery stores, warehouse clubs, and convenience stores. The Company’s headquarters are located in Emeryville, California and will be relocated to Frisco, Texas by the end of fiscal 2016.

As of June 28, 2016, there were 885 Jamba Juice stores globally, consisting of 68 Company-owned and operated stores (“Company Stores”), 751 franchisee-owned and operated stores (“Franchise Stores”) in the United States, and 66 Franchise Stores in international locations (“International Stores”). The JambaGO® business consists of approximately 2,000 licensed units located across the United States. JambaGO® units are typically installed in K-12 schools, colleges, universities, Target Cafes, as well as other captive venues.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

 The accompanying unaudited condensed consolidated financial statements of Jamba, Inc. have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q. The December 29, 2015 Condensed Consolidated Balance Sheets was derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of the 13-week or 26-week periods ended June 28, 2016 are not necessarily indicative of the results of operations to be expected for the entire fiscal year.

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

Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments from owners and distributions to owners. The Company currently has no components of comprehensive income other than net income, therefore no separate statement of comprehensive income is presented.

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with Accounting Standards Codification (“ASC”) 260, Earnings per Share. Basic earnings (loss) per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed based on the weighted-average number of common shares and potentially dilutive securities, which includes preferred stock outstanding, outstanding warrants and outstanding options and restricted stock awards granted under the Company’s stock option plans.

Anti-dilutive common stock equivalents totaling 2.0 million and 1.9 million were excluded from the calculation of diluted weighted-average shares outstanding for the 13-week and 26-week periods ended June 28, 2016, respectively.  Anti-dilutive common stock equivalents totaling 2.3 million and 1.9 million were excluded from the calculation of diluted weighted-average shares outstanding for the 13-week and 26-week periods ended June 30, 2015, respectively.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued amended guidance on revenue from contracts with customers which amended the existing accounting standards for revenue recognition. Accounting Standards Update (“ASU”) 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date to fiscal years beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of the fiscal year beginning after December 15, 2016 (including interim reporting periods within those periods). The amendment guidance may be applied retrospectively to each prior period presented with the option to apply practical expedients or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently assessing the impact this ASU will have on its Consolidated Financial Statements and related disclosure.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provides guidance on management’s responsibility to evaluate whether there is substantial doubt about the ability to continue as a going concern and to provide related disclosures. This guidance will be effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The Company does not expect the adoption of this guidance to have a significant impact on its Consolidated Financial Statements and related disclosure.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance will be effective for the Company beginning fiscal year 2017, with early application permitted. The Company is currently assessing the impact the adoption of this ASU will have on its Consolidated Financial Statements and related disclosure.

3.	ASSETS HELD FOR SALE

In November 2014, the Company announced plans to transition to an asset light model through the refranchising of Company stores. In connection with that planned transition, 99 Company Stores and one unopened company store met the criteria as assets held for sale as of December 30, 2014. During fiscal 2015, an additional 125 stores met the criteria to be classified as assets held for sale increasing the total to 224 stores of which 176 stores were refranchised from assets held for sale. The 48 remaining stores were reclassified out of assets held for sale back to their original asset group based on management’s decision to retain the stores. As of June 28, 2016 and December 29, 2015 there are no stores in assets held for sale and $0 is reflected as held for sale in the accompanying Condensed Consolidated Balance Sheets.

Gain or loss on the disposal of assets held for sale is recorded within gain on disposal of assets in the condensed consolidated statement of operations. The Company recognized a loss on disposal of assets of $0.2 million and $0.3 million during the 13-week and 26-week periods ended June 28, 2016, respectively.

The Company sold 49 stores and 53 stores for a total price of $11.3 million and $13.7 million in the 13-week and 26-week periods ended June 30, 2015, respectively. The Company recorded a gain of $4.5 million and $5.3 million from the disposal of assets held for sale primarily relating to refranchising during the 13-week and 26-week periods ended June 30, 2015, respectively.

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

As a result of the quarterly impairment reviews, the Company recognized total losses of $0.1 million and $0.3 million were recognized for the 26-week periods ended June 28, 2016 and June 30, 2015, respectively, included in impairment of long-lived assets.  The losses in fiscal year 2016 relate to impairment of fixed assets of an individual store.

5.	CREDIT AGREEMENT

On February 14, 2012, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association (the “Lender”) which, as amended on November 1, 2012, July 22, 2013, November 4, 2013, December 30, 2014, and December 29, 2015 (as amended, the “Credit Agreement”), makes available to the Company a revolving line of credit in the amount of $10.0 million. The outstanding balance under the Credit Agreement bears interest at a LIBOR Market Index Rate based upon the rate for one month U.S. dollar deposits, plus 2.50% per annum. Under the terms of the Credit Agreement, the Company is required to either maintain minimum cash or consolidated EBITDA levels, minimum levels of tangible net worth and a minimum fixed charge coverage ratio. The credit facility is subject to customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions and dispositions of assets. The credit facility is evidenced by a revolving note made by the Company in favor of the Lender, is guaranteed by the Company and is secured by substantially all of its assets including the assets of its subsidiaries and a pledge of stock of its subsidiaries. In addition, the Credit Agreement replaced restricted cash requirements established in prior periods, as the line of credit also collateralizes the Company’s outstanding letters of credit of $0.4 million as of June 28, 2016.

During the 13-week period ended June 28, 2016, there were no borrowings under the Credit Agreement. To acquire the credit facility, the Company incurred upfront fees which are being amortized over the term of the Credit Agreement. As of June 28, 2016 and December 29, 2015, the unamortized commitment fee amount was not material. As of June 28, 2016, the Company was not in compliance with all the financial covenants to the Credit Agreement, which will restrict any future borrowings. Subsequent to the quarter end, the Credit Agreement expired on July 22, 2016, with no amounts drawn on the credit facility since its inception. After the expiration of the Credit Agreement, the Company subsequently collateralized the existing letters of credit with a restricted cash collateral account.

6.	SHARE-BASED COMPENSATION

On May 17, 2016, at its 2016 Annual Meeting of Stockholders, the Company’s stockholders, upon the recommendation of the Board of Directors, approved an additional 900,000 shares of common stock to be offered or issued under the Company’s 2013 Equity Incentive Plan.

Stock Options — A summary of stock option activity under the Plans as of June 28, 2016, and changes during the 26-week period then ended are presented below (shares in thousands):

			Weighted-Average
	Number of	Weighted-Average	Contractual Term	Aggregate
Options	Shares	Exercise Price	Remaining (years)	Intrinsic Value

Balance at December 29, 2015	1,530	$12.42	5.76	$3,960
Granted	282	13.41
Exercised	(111)	3.89
Canceled	(194)	15.25

Balance at June 28, 2016	1,507	$12.87	6.12	$1,400

Vested and expected to vest—June 28, 2016	1,358	$12.78	5.82	$1,400

Exercisable—June 28, 2016	625	$11.71	2.23	$1,400

During the 13-week and 26-week periods ended June 28, 2016, stock options of 132,000 and 282,000 were granted under the 2013 Equity Incentive Plan at a weighted average grant date fair value of $4.73 and $4.74, respectively. The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

26-Week Period Ended
June 28, 2016

Risk-free interest rate	1.36%
Expected term (in years)	5.19
Expected volatility	44.3%
Expected dividend yield	0%

No options were granted during the 13-week period ended June 30, 2015. During the 26-week period ended June 30, 2015, stock options of 1.0 million were granted under the 2013 Equity Incentive Plan at a weighted-average grant date fair value of $6.04.

Restricted Stock — Information regarding activities during the 26-week period ended June 28, 2016 for outstanding restricted stock units (RSUs) granted under the 2013 Equity Incentive Plan is as follows (shares in thousands):

		Weighted-Average
	Number of	Grant Date
RSUs	Shares	Fair Value

Non-vested at December 29, 2015	190	$14.09
Granted	474	3.76
Vested	(58)	14.51
Forfeited	(25)	13.96

Non-vested at June 28, 2016	581	$5.63

During the 13-week and 26-week periods ended June 28, 2016, RSUs of 473,500 were granted under the 2013 Equity Incentive Plan at a weighted average grant date fair value of $3.76. The grant date fair value is primarily driven by achieving the growth rate targets of the market-based restricted stock units. During the 26-week period ended June 30, 2015, RSUs of 35,000 shares were granted under the 2013 Equity Incentive Plan at a weighted average grant date fair value of $15.86.

Performance Stock — No performance stock units were granted or vested during the 13-week or 26-week periods ended June 28, 2016 or June 30, 2015. During the 26-week period ended June 28, 2016, PSUs of 1,300 were issued and PSUs of 1,300 were canceled. During the 26-week period ended June 30, 2015, PSUs of 22,800 were canceled.

Share-based compensation expense, which is included in general and administrative expenses, was $0.9 million and $1.7 million for the 13-week and 26-week periods ended June 28, 2016 and $1.5 million and $2.6 million for the 13-week and 26-week periods ended June 30, 2015, respectively. At June 28, 2016, unvested share-based compensation for stock options and restricted stock awards, net of forfeitures, totaled $4.9 million. This expense will be recognized over the remaining weighted average vesting period of approximately 2 years.

In January 2016, in connection with the hiring of the Company’s new Chief Executive Officer, the Company agreed to grant equity awards which included an award of 350,000 market-based restricted stock units vesting upon achievement of compound annual stock price growth rate targets of 15%, 22.5% and 30% over a three-year period, 50,000 “premium-priced” stock options with an exercise price determined based on a 15% compound annual stock price growth rate over three years, and 150,000 stock options granted at 100% of fair market value on the grant date. The 150,000 stock options granted at 100% of fair market value on the grant date were granted in March 2016 and the 50,000 “premium-priced” stock options were granted in April 2016. The 350,000 market-based restricted stock units were granted in May 2016.

During the 13-week period ended June 28, 2016, in connection with employee hiring, the Company agreed to grant inducement awards which included an award of 85,000 market-based restricted stock units vesting upon achievement of compound annual stock price growth rate targets of 15%, 22.5% and 30%, 75,000 stock options granted at 100% of fair market value on the grant date, and 6,000 time-based restricted stock units. These equity awards vest over a three-year period.

7.	STOCK REPURCHASES

On October 29, 2014, the Company’s Board of Directors authorized the repurchase of up to $25.0 million of shares of common stock over an 18-month period (the "2014 Stock Repurchase Program"). The Company’s Board of Directors authorized an increase to the Stock Repurchase Program of $15.0 million to a total of $40.0 million in May 2015 and an additional $5.0 million to a total of $45.0 million in September 2015, which expired on May 4, 2016. During the 13-week and 26-week periods ended June 28, 2016, the Company did not repurchase shares. Shares repurchased under the Stock Repurchase Program are considered treasury stock until retired. The Company's total shares of common stock repurchased since inception through June 28, 2016 was 2.9 million, at an average price per share of $13.99.

8.	OTHER OPERATING, NET

For the 13-week periods ended June 28, 2016 and June 30, 2015, the components of other operating, net were as follows (in thousands):

	13-Week Period Ended		26-Week Period Ended
	June 28, 2016	June 30, 2015	June 28, 2016	June 30, 2015

Jambacard breakage income	$(940)	$(974)	$(1,645)	$(1,996)
Jambacard expense	224	128	384	238
CPG and JambaGO® direct expense	518	633	1,151	1,243
Franchise discount expense	120	165	313	439
Franchise sublease (income) expense	(36)	125	(297)	84
Franchise other expense	287	197	359	533
Bad debt	-	785	-	798
International expense	158	206	324	359
Loss on investments	-	-	26	204
Other (income) expense	(86)	68	(99)	137

Total other operating, net	$245	$1,333	$516	$2,039

9.	COMMITMENTS AND CONTINGENCIES

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

During the 26-week period ending June 28, 2016, the Company received $0.1 million from Country Pure Foods related to vendor supply chain management fees and approximately $0.2 million from Sodexo related to licensing fees for Jamba units operated by Sodexo. One Jamba Juice Director is on the Board of Directors for Country Pure Foods and another Jamba Juice Director is an executive with Sodexo.

11.	SUBSEQUENT EVENTS

On July 6, 2016 the Company entered into a development agreement with a franchisee for the development of 20 Jamba Juice stores within the state of Michigan over the next eight years. The agreement includes a $0.2 million development fee to be received in the third quarter of fiscal year 2016.

On July 8, 2016, the Company entered into an agreement with the state of Texas to receive economic development grants of up to $0.8 million. These grants are contingent upon the Company fulfilling new full-time job and occupancy requirements in Texas from 2017 through 2024.

On July 22, 2016, the Company’s Credit Facility with Wells Fargo expired. Since the inception of the line of credit, the Company did not borrow on the facility and utilized it primarily for collateral against letters of credit. The existing letters of credit balance of $0.4 million will be collateralized by cash.

On August 4, 2016 the Company announced that its Board of Directors has approved the terms of a share repurchase plan. Pursuant to the program, the Company is authorized to repurchase up to $20 million of its common stock subject to available cash resources over the next two year period.  Under the program, the Company may repurchase shares on the open market, through privately negotiated transactions or otherwise, at times, in amounts and at prices considered appropriate by the Company.  The number of shares to be purchased and the timing of any purchases are subject to various factors, including the price of the Company’s common stock, the Company’s capital position, the amount of retained earnings of the Company, general market conditions and other economic factors and corporate and regulatory requirements, and may be modified, suspended or terminated at any time.

On August 5, 2016, the Company appointed Ms. Marie Perry as Executive Vice President, Chief Financial and Administrative Officer of the Company succeeding Ms. Karen Luey as Chief Financial and Administrative Officer of the Company.  The Company’s wholly-owned subsidiary Jamba Juice Company previously entered into an employment agreement with Ms. Perry dated May 2, 2016 described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2016 and filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.  Jamba Juice Company also entered into a Transition Services Agreement dated August 3, 2016 with Ms. Luey.  See Item 5 of Part II for additional details.

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

JAMBA, INC. OVERVIEW

Jamba, Inc. through its wholly-owned subsidiary, Jamba Juice Company, is a healthy, active lifestyle brand with a robust global business driven by a portfolio of franchised and company-owned Jamba Juice® stores and licensed JambaGO® and Jamba Juice Express™ formats. The Jamba® brand includes innovative product platforms and both licensed and company driven consumer packaged goods. We are a leading restaurant retailer of “better-for-you” specialty beverage and food offerings which include great tasting, whole fruit smoothies, fresh squeezed juices and juice blends, Energy Bowls™, and a variety of food items including, hot oatmeal, breakfast wraps, sandwiches, Artisan Flatbreads™, baked goods, and snacks. Jamba Juice Company continues to expand the Jamba brand by direct selling of CPG products, and by licensing its trademarks for CPG products sold through retail channels such as grocery stores, warehouse clubs, and convenience stores.

Jamba, Inc. was incorporated in January 2005, and went public through an initial public offering later that year. In November 2006, the Company completed its acquisition of Jamba Juice Company, which first began operations in 1990. As of June 28, 2016, there were 885 Jamba Juice stores globally, consisting of 68 Company Stores, 751 Franchise Stores in the United States, and 66 International Stores.

All references to store counts, including data for new store openings, are reported net of related store closures, unless otherwise noted.

EXECUTIVE OVERVIEW

Key Overall Strategies

During the second quarter we announced the planned relocation of the Jamba Support Center from Emeryville, California to Frisco, Texas, currently scheduled to occur at the end of the fiscal year. The move will provide several advantages to Jamba, including lower overhead costs, access to a strong pool of restaurant talent, and a more central location to our franchisees as we continue to build markets in the eastern U.S.. The move and recent transition in leadership provide a clear opportunity to reset the organization with unwavering focus on our five key strategies:

•	Build an Iconic Brand
•	Establish a Customer and Store-Centric Operating Environment
•	Drive Sales and Transactions through Innovation
•	Improve Store Profitability through Simplification
•	Expand Our Global Footprint

2016 Second Quarter Financial Summary

•	Total revenue for the quarter decreased 60.2% to $21.5 million from $54.1 million for the prior year, primarily due to the reduction in the number of Company Stores as part of the Company’s refranchising strategy.

•	Company Store comparable sales increased 5.7% for the quarter and Franchise Store comparable sales increased 4.0% for the quarter compared to the prior year. System-wide comparable sales (includes both Company and Franchise Stores) increased 4.2% for the quarter. System-wide and Franchise Store comparable store sales are non-GAAP financial measures and represent the change in year-over-year sales, for stores opened for at least one full fiscal year.

•	Net (loss) income attributable to Jamba, Inc. was $(2.5) million compared to $6.3 million for the prior year primarily due to expenses related to non-recurring transition costs in 2016. Included in the 2015 results were $4.5 million related to gains recognized from refranchising.

•	General and administrative expenses for the 13-weeks ended June 28, 2016 increased 11.8% to $9.4 million compared with $8.4 million for the prior year period, primarily due to expenses related to non-recurring transition costs in 2016 of $3.8 million.

•	Total Company-owned stores at the end of the second quarter of 2016 was 68, compared to 206 at the end of the second quarter of 2015.

•	At June 28, 2016, there were 68 Company Stores and 817 Franchise Stores, of which 751 are located domestically and 66 are located internationally.

Fiscal 2016 Second Quarter Business Highlights

Build an Iconic Brand

During the second quarter, our brand-building efforts included the introduction of innovative smoothie, juice and bowl options that have been well received by our guests. Limited time only products featuring refreshing tropical flavors and seasonal fruit are two of the platforms we leveraged in order to drive customers into our stores. We also amplified our local marketing efforts, focusing on both established and emerging markets with strong activation with local schools, businesses and community groups. We improved our consumer messaging through our “Make it Real” campaign that reminds and educates guests that our products are hand-crafted and made from real fruits, vegetables, and other good stuff. Also in the second quarter, we gave consumers more reasons to celebrate Cinco de Mayo and the Summer Solstice with promotional offers designed to drive traffic.

We continued to maintain our heritage as a strong supporter of the communities we serve. Through our corporate social responsibility initiatives under the banner of “Team Up For a Healthy Whirl’d”, we increased our focus in local markets on fundraising, hiring, local sponsorships and supporting youth sports. In partnership with DonorsChoose.org, we provided funding for school athletic equipment in several Jamba markets, and we ran our annual garden grant program through our association with KidsGardening.

To further enhance the customer experience in our stores, we expanded programs with strategic partners in the digital and social media space, including Spendgo, Fishbowl, Google, and others. Membership in our Jamba Insider Rewards (“JIR”) program continues to add to the more than three million existing loyalty members.

Establish a Customer and Store-Centric Operating Environment

During the second quarter, we continued our transition toward becoming a top tier franchisor by improving our support to our stores and to our customers. During our 2016 Franchise Leadership Conference held in March, we emphasized that focus with all of our partners and team members and reinforce our commitment to a store-centric operating philosophy. In addition to our great-tasting products, we have an ongoing mission to provide customers with an enhanced in-store experience. Also, in the second quarter, we successfully executed an update to the Jamba Juice mobile application (“app”) that was launched in the second half of 2015. Among the new options, Jamba guests now have access to regionalized menus and can customize smoothies, juices and bowls as part of their enhanced order ahead experience.

Driving Sales and Transactions through Innovation

Our commitment to the ongoing development of better-for-you beverage and food options for consumers continues to drive traffic into our stores with the introduction in the second quarter of our new, refreshing “Island Getaway Smoothies”, Gotta Guava™ Smoothie and tropical Sunburst™ Smoothie. We also introduced our line of Protein Smoothies in our California stores to satisfy customers’ needs for replenishment after workouts and for meal replacements and Strawberry Fruit Refresher juice for healthy summer refreshment. Protein Smoothies will launch in all remaining stores in August.

Jamba continues to be the number one smoothie brand in the country. In addition, our made-to-order, fresh fruit and vegetable juice platform is now available in over 550 locations, making Jamba the leading retailer of fresh-squeezed, made-to-order juices. This platform is comprised of made-to-order juices and smoothies blended with fresh, whole fruits and vegetables like kale, apples, cucumbers, ginger and chia seeds. We have also expanded our line of made-to-order bowls to include a Pitaya Energy offering, which are now available in stores nationwide. Jamba Energy Bowls, served in convenient portable servings, are a nutritious blend of real, whole fruit and soymilk or fresh Greek yogurt, topped with an assortment of dry toppings and fresh fruits.

Our product development will continue to be guided by our commitment to providing consumers with fresh, nutritional ingredients, great-tasting beverages and food, at affordable prices. We are confident that our pipeline of new product remains strong for the remainder of 2016 and beyond. We expect our new products will continue to drive new and existing customers into our stores and will help franchise profitability through increased transactions. Our on-trend, better-for-you positioning continues to make Jamba a leading healthy lifestyle brand.

Improve Store Profitability through Simplification

With the completion of our move to a franchise business model, we are highly focused on improving franchisee profitability and 4-wall store margins. During the second quarter of 2016, we continued to operationalize several key initiatives that were launched in 2015, which make a significant positive impact on costs of goods and labor. Continuous improvements in speed of service are helping to offset minimum wage increases to help manage labor costs and improve customer satisfaction. Our supply chain optimization efforts have significantly aided in offsetting the inflationary impact of commodity price increases.

In addition, during the second quarter of 2016, we continued with the rollout of our new and improved BlendTec blenders. The new blender technology improves the quality of our finished products, improves the speed of service and reduces the noise levels within our stores. This rollout will continue across the system for the balance of 2016.

Expand Our Global Footprint

As of June 28, 2016, there were 885 Jamba Juice® stores globally, represented by 68 Company Stores and 751 Franchise Stores, of which 43 were Jamba Juice Express™ in the United States, and 66 International Stores. The system is comprised of approximately 92% Franchise and International Store locations and 8% Company Store locations. As of June 28, 2016, we had approximately 2,000 JambaGO® units in operation nationwide.

In July 2016 we celebrated the grand opening of the Jamba Juice Innovation Bar at our newly remodeled Pasadena, CA location. The one-of-a-kind concept store will feature innovative beverage and food offerings unique to the space and serve as a learning lab where we can create and test new beverage and food concepts.

A primary growth driver of our enterprise will be global new unit development. During the quarter, we opened 10 U.S. locations, including one co-branded pilot location with Bruegger’s and one Jamba Juice Express™ unit. At the end of the second quarter of 2016, we had international master development agreements with partners in Indonesia, Thailand, South Korea, the Philippines, Mexico and the countries of the Gulf Cooperation Council (Bahrain, Kuwait, Oman, Qatar, Saudi Arabia, and the United Arab Emirates). During the second quarter, we opened two new locations in the U.A.E. and South Korea. We expect that our new international franchisees in Indonesia and Thailand will open stores before the end of fiscal 2016.

In July 2016 we entered into a development agreement with an industry franchising leader to develop 20 locations in the greater Detroit market. The agreement includes an accelerated growth plan over the first three years of the eight year agreement.

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

Support Center Relocation

On May 4, 2016, we announced the relocation of our corporate headquarters from Emeryville, California to Frisco, Texas, a suburb of Dallas. We expect to complete the relocation in the next six months. The move is intended to, among other things, reduce costs, attract and retain talent and provide a more central location for our market expansion plans. In connection with this relocation, we expect to incur charges of approximately $7.8 million, associated with personnel relocation, employee attrition, retention, severance and replacement, office relocation and other costs. These charges are expected to be incurred from the second quarter of fiscal year 2016 through the first quarter of 2017.

On July 19, 2016, we announced the hiring of our Chief Marketing Officer, Rachel Phillips-Luther who will start in August 2016. With the hire of Rachel Phillips-Luther, our Executive Team will be fully in place for our relocation to Frisco, Texas.

RESULTS OF OPERATIONS — 13-WEEK PERIOD ENDED JUNE 28, 2016 AS COMPARED TO 13-WEEK PERIOD ENDED JUNE 30, 2015 (UNAUDITED)

	13-Week Period Ended June 28, 2016	% (1)	13-Week Period Ended June 30, 2015	% (1)
Revenue:
Company stores	$13,874	64.4%	$48,360	89.3%
Franchise and other revenue	7,666	35.6%	5,766	10.7%

Total revenue	21,540	100.0%	54,126	100.0%

Costs and operating expenses:
Cost of sales	3,321	23.9%	11,474	23.7%
Labor	4,668	33.6%	14,876	30.8%
Occupancy	1,900	13.7%	6,131	12.7%
Store operating	2,272	16.4%	8,059	16.7%
Depreciation and amortization	1,674	7.8%	1,344	2.5%
General and administrative	9,423	43.7%	8,427	15.6%
Loss (gain) on disposal of assets	188	0.9%	(4,480)	(8.3)%
Store pre-opening	326	1.5%	166	0.3%
Impairment of long-lived assets	127	0.6%	295	0.5%
Store lease termination and closure costs	(56)	(0.3)%	40	0.1%
Other operating, net	245	1.1%	1,333	2.5%

Total costs and operating expenses	24,088	111.8%	47,665	88.1%

(Loss) income from operations	(2,548)	(11.8)%	6,461	11.9%

Other income (expense), net:
Interest income	74	0.3%	14	0.0%
Interest expense	(59)	(0.2)%	(68)	(0.1)%

Total other income (expense), net	15	0.1%	(54)	(0.1)%

(Loss) income before income taxes	(2,533)	(11.8)%	6,407	11.8%
Income tax benefit (expense)	54	0.3%	(57)	(0.1)%

Net (loss) income	(2,479)	(11.5)%	6,350	11.7%
Less: Net income attributable to noncontrolling interest	-	0.0%	21	0.0%

Net (loss) income attributable to Jamba, Inc.	$(2,479)	(11.5)%	$6,329	11.7%

(1)	Cost of sales, labor, occupancy and store operating percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue.

Revenue

(in thousands)

	13-Week Period Ended June 28, 2016	% of Total Revenue	13-Week Period Ended June 30, 2015	% of Total Revenue
Revenue:
Company stores	$13,874	64.4%	$48,360	89.3%
Franchise and other revenue	7,666	35.6%	5,766	10.7%

Total revenue	$21,540	100.0%	$54,126	100.0%

Total revenue is comprised of revenue from Company Stores, royalties and fees from Franchise Stores in the U.S. and from International Stores, income from JambaGO® locations, license income from sales of Jamba-branded CPG products and direct sales of CPG products. Total revenue for the 13-week period ended June 28, 2016 was $21.5 million, a decrease of $32.6 million, or 60.2%, compared to $54.1 million for the 13-week period ended June 30, 2015. The decrease in total revenue was primarily due to a decrease in Company Stores for the quarter compared to the prior year. For the quarter ended June 28, 2016 we had 68 Company Stores compared to 206 in the prior year.

Company Store revenue

Company Store revenue for the 13-week period ended June 28, 2016 was $13.9 million, a decrease of $34.5 million or 71.3%, compared to Company Store revenue of $48.4 million for the 13-week period ended June 30, 2015. The decrease in Company Store revenue was primarily due to a decrease in the number of Company Stores primarily as a result of our refranchising activities, partially offset by an increase in Company Store comparable sales as illustrated by the following table:

Company Store Decrease in Revenue
(in thousands)
Second Quarter 2016 vs. Second Quarter 2015:
Company Stores comparable sales increase	$738
Reduction in number of Company Stores, net	(35,224)

Total change in Company Store revenue	$(34,486)

Company Store comparable sales increased $0.7 million for the 13-week period ended June 28, 2016, or 5.7%, attributable to an increase of 4.3% in average check and an increase in transaction count of 1.4% as compared to the same period in the prior year. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least a full fiscal year. As of June 28, 2016, 98.5% of our Company Stores had been open for at least one full year.

Franchise and other revenue

Franchise and other revenue was $7.7 million, an increase of $1.9 million or 33.0% for the 13-week period ended June 28, 2016 compared to $5.8 million for the 13-week period ended June 30, 2015. The increase was primarily due to the increase in royalties associated with the net increase in the number of Franchise and International Stores in addition to the Franchise Store comparable store sales increase of 4.0%.

The aggregate number of Franchise and International Stores as of June 28, 2016 and June 30, 2015 was 817 and 669, respectively.

Cost of Sales

Cost of sales is mostly comprised of fruit, dairy, and other products used to make smoothies and juices, paper products, and delivery fees at Company Stores. As a percentage of Company Store revenue, cost of sales slightly increased to 23.9% for the 13-week period ended June 28, 2016, compared to 23.7% for the 13-week period ended June 30, 2015. The increase in cost of sales as a percentage of Company Store revenue was primarily due to higher product mix shift related to the expanded bowl menu (approximately 0.9%) offset by a decrease related to price increases taken in 2015 (0.7%). Cost of sales for the 13-week period ended June 28, 2016 was $3.3 million, a decrease of $8.2 million, or 71.1%, compared to $11.5 million for the 13-week period ended June 30, 2015, primarily related to the lower Company Store base as a result of refranchising initiatives.

Labor

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. As a percentage of Company Store revenue, labor costs were 33.6% for the 13-week period ended June 28, 2016 compared to 30.8% for the 13-week period ended June 30, 2015. The increase was primarily attributable to an increase in California wage rate effective January 1, 2016 (approximately 1.7%) along with a shift in the store portfolio mix, resulting from refranchising activities, to Chicago stores with a higher labor percentage driven by lower sales volume (approximately 0.5%), and higher compensation incentive payout and fringe benefits (approximately 1.9%). This increase was partially offset by improved efficiencies in California stores, primarily driven by leverage on increased same-store sales (approximately 1.3%). Labor costs for the 13-week period ended June 28, 2016 were $4.7 million, a decrease of $10.2 million, or 68.6%, compared to $14.9 million for the 13-week period ended June 30, 2015, which is primarily due to the decrease in number of Company Stores as a result of our refranchising activities.

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes, licenses and property insurance for all Company Store locations. As a percentage of Company Store revenue, occupancy costs increased to 13.7% for the 13-week period ended June 28, 2016, compared to 12.7% for the 13-week period ended June 30, 2015. The increase in occupancy costs as a percentage of Company Store revenue was primarily due to the refranchising of Company Stores that carried a lower rent as a percentage of Company Store revenue. Occupancy costs for the 13-week period ended June 28, 2016 were $1.9 million, a decrease of $4.2 million, or 69.0%, compared to $6.1 million for the 13-week period ended June 30, 2015, which is primarily due to the decrease in number of Company Stores as a result of our refranchising activities.

Store Operating

Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses. As a percentage of Company Store revenue, total store operating expenses decreased to 16.4% for the 13-week period ended June 28, 2016, compared to 16.7% for the 13-week period ended June 30, 2015. The decrease in total store operating expenses as a percentage of Company Store revenue was primarily due to lower local store marketing costs as a result of timing differences (approximately 0.5%), lower donations (approximately 0.3%) and lower utilities (approximately 0.2%) partially offset by increased credit card usage and bank charges (approximately 0.7%). Store operating expenses for the 13-week period ended June 28, 2016 were $2.3 million, a decrease of $5.8 million or 71.8%, compared to $8.1 million for the 13-week period ended June 30, 2015.

Depreciation and Amortization

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. As a percentage of total revenue, depreciation and amortization increased to 7.8% for the 13-week period ended June 28, 2016, compared to 2.5% for the 13-week period ended June 30, 2015. The increase in depreciation and amortization as a percentage of total revenue was primarily due to the discontinuation of depreciation relating to stores in assets held for sale prior to their refranchising in the prior year and an increase in depreciation relating to capitalized information technology corporate programs and JambaGO® equipment in the current year. Depreciation and amortization for the 13-week period ended June 28, 2016 was $1.7 million, an increase of $0.3 million, or 24.6%, compared to $1.3 million for the 13-week period ended June 30, 2015.

General and Administrative

General and administrative (G&A) expenses include costs associated with our corporate headquarters (in Emeryville, CA & Frisco, TX), field supervision, performance related incentives, outside and contract services, accounting and legal fees, travel and travel-related expenses, share-based compensation and other G&A expenses. Also included in G&A are non-recurring costs related to the move of the support center to Frisco, Texas, settlement, legal, and other transitional charges. Total G&A expenses for the 13-week period ended June 28, 2016 were $9.4 million, an increase of $1.0 million, or 11.8%, compared to $8.4 million for the 13-week period ended June 30, 2015. The increase in total G&A expenses was primarily due to transition costs relating to the relocation of the headquarters to Frisco, Texas. Payroll & payroll related expenses increased due to severance and retention bonuses (approximately $1.1 million) and professional fees associated with litigation and temporary help (approximately $0.5 million) offset by a decrease in share-based compensation expense (approximately $0.6 million).

Loss (gain) on Disposal of Assets

Loss or (gain) on disposal of assets includes losses from disposal of assets and gains from the refranchising of Company Stores and sales of related furniture, fixtures and equipment. For the 13-week period ended June 28, 2016, loss on disposal of assets was $0.2 million compared to a $4.5 million gain for the 13-week period ended June 30, 2015, a change of $4.7 million. The change was primarily due to the gain on refranchising of Company Stores in the second quarter of 2015 relating to our refranchising initiative. The refranchising initiative was completed in the fourth quarter of fiscal 2015.

Store Pre-Opening

For the 13-week period ended June 28, 2016, store pre-opening expense was $0.3 million compared to $0.2 million for the 13-week period ended June 30, 2015, an increase of approximately $0.2 million. The increase was primarily due to the rent associated with a store closed for remodeling (approximately $0.2 million).

Impairment of Long-Lived Assets

For the 13-week period ended June 28, 2016 impairment of long-lived assets was $0.1 million compared to $0.3 million for the 13-week period ended June 30, 2015.

Store Lease Termination and Closure

For the 13-week period ended June 28, 2016, store lease termination and closure costs were a reversal of $0.1 million compared to less than $0.1 million for the 13-week period ended June 30, 2015.

Other Operating, Net

Other operating, net consists primarily of income from jambacard breakage, jambacard-related fees, franchise expense, international expense, gain/loss on investments, bad debt expense, and CPG and JambaGO® activities. For the 13-week period ended June 28, 2016, other operating, net was $0.2 million compared to $1.3 million for the 13-week period ended June 30, 2015. Changes in the components of other operating, net include a decrease in bad debt (approximately $0.8 million), increase in franchise sublease income due to increase in subleased franchise stores (approximately $0.2 million), a decrease in CPG and JambaGO® direct expense (approximately $0.1 million), and an increase in other income (approximately $0.2 million), partially offset by an increase in jambacard expense (approximately $0.1 million) and an increase in franchise other expense (approximately $0.1 million).

Income Tax Expense

We have recorded income tax benefit and expense for the 13-week periods ended June 28, 2016 and June 30, 2015, respectively. Our effective income tax rates were 2.5% and 1.0% for the 13-week periods ended June 28, 2016 and June 30, 2015, respectively. For the 13-week periods ended June 28, 2016 and June 30, 2015, the effective tax rates were primarily affected by pre-tax loss, foreign withholding and the U.S. alternative minimum taxes in the respective periods.

RESULTS OF OPERATIONS — 26-WEEK PERIOD ENDED JUNE 28, 2016 AS COMPARED TO 26-WEEK PERIOD ENDED JUNE 30, 2015 (UNAUDITED)

	26-Week Period Ended June 28, 2016	% (1)	26-Week Period Ended June 30, 2015	% (1)
Revenue:
Company stores	$25,827	64.1%	$96,088	90.1%
Franchise and other revenue	14,467	35.9%	10,542	9.9%

Total revenue	40,294	100.0%	106,630	100.0%

Costs and operating expenses:
Cost of sales	6,283	24.3%	23,881	24.9%
Labor	8,826	34.2%	30,964	32.2%
Occupancy	3,936	15.2%	12,966	13.5%
Store operating	4,634	17.9%	16,093	16.7%
Depreciation and amortization	3,176	7.9%	3,217	3.0%
General and administrative	17,033	42.3%	17,390	16.3%
Loss (gain) on disposal of assets	297	0.7%	(5,258)	(4.9)%
Store pre-opening	650	1.6%	188	0.2%
Impairment of long-lived assets	127	0.3%	295	0.3%
Store lease termination and closure costs	64	0.2%	62	0.1%
Other operating, net	516	1.3%	2,039	1.9%

Total costs and operating expenses	45,542	113.0%	101,837	95.5%

(Loss) income from operations	(5,248)	(13.0)%	4,793	4.5%

Other income (expense), net:
Interest income	145	0.4%	29	0.0%
Interest expense	(118)	(0.3)%	(109)	(0.1)%

Total other income (expense), net	27	0.1%	(80)	(0.1)%

(Loss) income before income taxes	(5,221)	(13.0)%	4,713	4.4%
Income tax expense	(78)	(0.2)%	(83)	(0.1)%

Net (loss) income	(5,299)	(13.2)%	4,630	4.3%
Less: Net income attributable to noncontrolling interest	-	0.0%	52	0.0%

Net (loss) income attributable to Jamba, Inc.	$(5,299)	(13.2)%	$4,578	4.3%

(1)	Cost of sales, labor, occupancy and store operating percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue.

Revenue

(in thousands)

	26-Week Period Ended June 28, 2016	% of Total Revenue	26-Week Period Ended June 30, 2015	% of Total Revenue
Revenue:
Company stores	$25,827	64.1%	$96,088	90.1%
Franchise and other revenue	14,467	35.9%	10,542	9.9%

Total revenue	$40,294	100.0%	$106,630	100.0%

Total revenue is comprised of revenue from Company Stores, royalties and fees from Franchise Stores in the U.S. and from International Stores, income from JambaGO® locations, license income from sales of Jamba-branded CPG products and direct sales of CPG products. Total revenue for the 26-week period ended June 28, 2016 was $40.3 million, a decrease of $66.3 million, or 62.2%, compared to $106.6 million for the 26-week period ended June 30, 2015. The decrease in total revenue was primarily due to a decrease in Company Stores for the year compared to the prior year. As of June 28, 2016 we had 68 Company Stores compared to 206 in the prior year.

Company Store revenue

Company Store revenue for the 26-week period ended June 28, 2016 was $25.8 million, a decrease of $70.3 million or 73.1%, compared to Company Store revenue of $96.1 million for the 26-week period ended June 30, 2015. The decrease in Company Store revenue was primarily due to a decrease in the number of Company Stores primarily as a result of our refranchising activities, partially offset by an increase in Company Store comparable sales as illustrated by the following table:

Company Store Decrease in Revenue
(in thousands)
Year-To-Date Q2 2016 vs. Year-To-Date Q2 2015:
Company Stores comparable sales increase	$759
Reduction in number of Company Stores, net	(71,020)

Total change in Company Store revenue	$(70,261)

Company Store comparable sales increased $0.8 million for the 26-week period ended June 28, 2016, or 3.0%, attributable to an increase of 4.6% in average check offset by a decrease in transaction count of (1.6)% as compared to the same period in the prior year. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least a full fiscal year. As of June 28, 2016, 98.5% of our Company Stores had been open for at least one full year.

Franchise and other revenue

Franchise and other revenue was $14.5 million, an increase of $3.9 million or 37.2% for the 26-week period ended June 28, 2016 compared to $10.5 million for the 26-week period ended June 30, 2015. The increase was primarily due to the increase in royalties associated with the net increase in the number of Franchise and International Stores in addition to the Franchise Store comparable store sales increase of 1.1%.

The aggregate number of Franchise and International Stores as of June 28, 2016 and June 30, 2015 was 817 and 669, respectively.

Cost of Sales

Cost of sales is mostly comprised of fruit, dairy, and other products used to make smoothies and juices, paper products, and delivery fees at Company Stores. As a percentage of Company Store revenue, cost of sales decreased to 24.3% for the 26-week period ended June 28, 2016, compared to 24.9% for the 26-week period ended June 30, 2015. The decrease in cost of sales as a percentage of Company Store revenue was primarily due to retail price increase (approximately 0.8%) combined with lower discounting (approximately 0.1%), partially offset by higher product mix shift related to the expanded bowl offerings (approximately 0.4%). Cost of sales for the 26-week period ended June 28, 2016 was $6.3 million, a decrease of $17.6 million, or 73.7%, compared to $23.9 million for the 26-week period ended June 30, 2015, primarily related to the lower Company Store base as a result of refranchising initiatives.

Labor

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. As a percentage of Company Store revenue, labor costs were 34.2% for the 26-week period ended June 28, 2016 compared to 32.2% for the 26-week period ended June 30, 2015. The increase was primarily attributable to an increase in California wage rate effective January 1, 2016 (approximately 1.5%) along with a shift in the store portfolio mix, resulting from refranchising activities, to Chicago stores with a higher labor percentage driven by lower sales volume (approximately 0.5%), and higher compensation incentive payout and fringe benefits (approximately 0.9%). This increase was partially offset by improved efficiencies in California stores, primarily driven by leverage on increased same-store sales (approximately 0.8%). Labor costs for the 26-week period ended June 28, 2016 were $8.8 million, a decrease of $22.1 million, or 71.5%, compared to $31.0 million for the 26-week period ended June 30, 2015, which is primarily due to the decrease in number of Company Stores as a result of our refranchising activities.

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes, licenses and property insurance for all Company Store locations. As a percentage of Company Store revenue, occupancy costs increased to 15.2% for the 26-week period ended June 28, 2016, compared to 13.5% for the 26-week period ended June 30, 2015. The increase in occupancy costs as a percentage of Company Store revenue was primarily due to the refranchising of Company Stores that carried a lower rent as a percentage of Company Store revenue. Occupancy costs for the 26-week period ended June 28, 2016 were $3.9 million, a decrease of $9.0 million, or 69.6%, compared to $13.0 million for the 26-week period ended June 30, 2015, which is primarily due to the decrease in number of Company Stores as a result of our refranchising activities.

Store Operating

Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses. As a percentage of Company Store revenue, total store operating expenses increased to 17.9% for the 26-week period ended June 28, 2016, compared to16.7% for the 26-week period ended June 30, 2015. The increase in total store operating expenses as a percentage of Company Store revenue was primarily due to higher utility costs (approximately 0.5%) and higher software/hardware expenses (approximately 0.6%). Total store operating expenses for the 26-week period ended June 28, 2016 were $4.6 million, a decrease of $11.5 million, or 71.2%, compared to $16.1 million for the 26-week period ended June 30, 2015.

Depreciation and Amortization

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. As a percentage of total revenue, depreciation and amortization increased to 7.9% for the 26-week period ended June 28, 2016, compared to 3.0% for the 26-week period ended June 30, 2015. The increase in depreciation and amortization as a percentage of total revenue was primarily due to the discontinuation of depreciation relating to stores in assets held for sale prior to their refranchising in the prior year and an increase in depreciation relating to capitalized information technology corporate programs and JambaGO® equipment in the current year . Depreciation and amortization was $3.2 million for the 26-week periods ended June 28, 2016 and June 30, 2015. The expense remained relatively flat primarily due to lower Company Store base as a result of refranchising initiatives, offset by an increase in information technology corporate programs and JambaGO® equipment.

General and Administrative

General and administrative (G&A) expenses include costs associated with our corporate headquarters (in Emeryville, CA & Frisco, TX), field supervision, performance related incentives, outside and contract services, accounting and legal fees, travel and travel-related expenses, share-based compensation and other G&A expenses. Also included in G&A are non-recurring costs related to the move of the support center to Frisco, Texas, settlement, legal, and other transitional charges. Total G&A expenses for the 26-week period ended June 28, 2016 were $17.0 million, a decrease of $0.4 million, or 2.1%, compared to $17.4 million for the 26-week period ended June 30, 2015. The decrease of total G&A expenses was primarily due to a decrease in share-based compensation expense (approximately $0.9 million), and lower payroll and payroll related expenses (approximately $0.2 million), partially offset by an increase of legal and accounting fees (approximately $0.6 million) and recruiting fees (approximately $0.3 million) relating to the relocation of the headquarters to Frisco, Texas.

Loss (gain) on Disposal of Assets

Loss or (gain) on disposal of assets includes losses from disposal of assets and gains from the refranchising of Company Stores and sales of related furniture, fixtures and equipment. For the 26-week period ended June 28, 2016, loss on disposal of assets was $0.3 million compared to a $5.3 million gain for the 26-week period ended June 30, 2015, a change of $5.6 million. The change was primarily due to the gain on refranchising of Company Stores in the second quarter of 2015 relating to our refranchising initiative. The refranchising initiative was completed in the fourth quarter of fiscal 2015.

Store Pre-Opening

For the 26-week period ended June 28, 2016, store pre-opening expense was $0.7 million compared to $0.2 million for the 26-week period ended June 30, 2015, an increase of $0.5 million. The increase was primarily due to an increase in the number of Franchise stores being opened this year (approximately $0.2 million), and the rent associated with a store closed for remodeling (approximately $0.3 million).

Impairment of Long-Lived Assets

For the 26-week period ended June 28, 2016 impairment of long-lived assets was $0.1 million compared to $0.3 million for the 26-week period ended June 30, 2015.

Store Lease Termination and Closure

For the 26-week periods ended June 28, 2016, and June 30, 2015, store lease termination and closure costs was $0.1 million.

Other Operating, Net

Other operating, net consists primarily of income from jambacard breakage, jambacard-related fees, franchise expense, international expense, gain/loss on investments, bad debt expense, and CPG and JambaGO® activities. For the 26-week period ended June 28, 2016, other operating, net was $0.5 million compared to $2.0 million for the 26-week period ended June 30, 2015. Changes in the components of other operating, net include a decrease in bad debt (approximately $0.8 million), an increase in franchise sublease income due to increase in subleased franchise stores (approximately $0.4 million), a decrease in equity loss of an investment (approximately $0.2 million), a decrease in franchise other expense relating to one-time expenses in prior year (approximately $0.2 million), and an increase in other income (approximately $0.3 million), a decrease in franchise discount expense (approximately $0.1 million), a decrease in CPG and JambaGO® direct expense (approximately $0.1 million), partially offset by a decrease in jambacard breakage income (approximately $0.4 million) and an increase in jambacard expense (approximately $0.2 million).

Income Tax Expense

We have recorded income tax expense for both the 26-week periods ended June 28, 2016 and June 30, 2015, respectively. Our effective income tax rates were (1.5%) and 1.7% for the 26-week periods ended June 28, 2016 and June 30, 2015, respectively. For the 26-week periods ended June 28, 2016 and June 30, 2015, the effective tax rates were primarily affected by pre-tax loss, foreign withholding and the U.S. alternative minimum taxes in the respective periods.

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

The following table sets forth operating data that do not otherwise appear in our condensed consolidated financial statements as of, and for, the 13-week and 26-week periods ended June 28, 2016 and the 13-week and 26-week periods ended June 30, 2015:

	13-Week Period Ended		26-Week Period Ended
	June 28, 2016	June 30, 2015	June 28, 2016	June 30, 2015

Percentage change in Company Store comparable sales(1)	5.7%	(5.9)%	3.0%	(0.4)%
Percentage change in Franchise Store comparable sales(1)	4.0%	(2.6)%	1.1%	0.3%
Percentage change in system-wide comparable sales(2)	4.2%	(3.9)%	1.3%	0.1%
Total Company Stores	68	206	68	206
Total Franchise Stores	751	601	751	601
Total International Stores	66	68	66	68

(1)	Percentage change in Company Store or Franchise Store comparable sales compares the sales of the specified stores during the specified period to the sales from the same set of stores for the equivalent period in the prior year. A store is included in this calculation after one full year of operations. Company Store comparable sales do not include Franchise Store sales.

(2)	Percentage change in system-wide comparable sales compares the combined sales of Company and Franchise Stores during the specified period to the combined sales from the same Company and Franchise Stores for the equivalent period in the prior year. A store is included in this calculation after one full year of operations.

The following table sets forth certain data relating to Company Stores, Franchise and International Stores for the periods indicated:

	26-Week Period Ended June 28, 2016		26-Week Period Ended June 30, 2015
	Domestic	International	Domestic	International

Company Stores:
Beginning of period	70	-	263	-
Company Stores opened	1	-	-	-
Company Stores closed	(3)	-	(4)	-
Company Stores acquired from franchisees	-	-	-	-
Company Stores sold to franchisees	-	-	(53)	-

Total Company Stores	68	-	206	-

Franchise and International Stores:
Beginning of period	748	75	543	62
Franchise Stores opened	22	5	14	8
Franchise Stores closed	(19)	(14)	(9)	(2)
Franchise Stores acquired by the Company	-	-	-	-
Franchise Stores purchased from the Company	-	-	53	-

Total Franchise and International Stores	751	66	601	68

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Summary

The following table summarizes our cash flows for the 26-week periods ended June 28, 2016 and June 30, 2015 (in thousands):

	26-Week Period Ended
	June 28, 2016	June 30, 2015

Net cash used in operating activities	$(2,370)	$(5,244)
Net cash (used in) provided by investing activities	(2,018)	10,089
Net cash provided by (used in) financing activities	431	(8,677)

Net decrease in cash and cash equivalents	$(3,957)	$(3,832)

Liquidity

As of June 28, 2016, we had cash and cash equivalents of $15.8 million compared to $19.7 million as of December 29, 2015. As of June 28, 2016 and December 29, 2015, we had no short term or long term debt. Our primary sources of liquidity are cash flows provided by operating activities.

We expect that our cash on hand and future cash flows provided by operating activities and our refranchising initiative will be sufficient to fund our working capital and general corporate needs and the non-discretionary capital expenditures for the foreseeable future. Our primary liquidity and capital requirements are for working capital and general corporate needs and the planned fiscal 2016 capital expenditures of $4 to $5 million. The use of cash to fund discretionary capital expenditures will be based on the need to conserve our capital. Additionally, we expect to incur approximately $7.8 million in personnel relocation, employee attrition, retention, severance and replacement, office relocation and other costs related to our relocation of our corporate headquarters, and approximately $2.0 million in capital costs related to the buildout of our corporate headquarters and data center migration.

On July 22, 2016, the Company’s Credit Facility with Wells Fargo expired. Since the inception of the line of credit, the Company did not borrow on the facility and utilized it primarily for collateral against letters of credit. The existing letters of credit balance of $0.4 million will be collateralized by cash. The Company is currently evaluating replacement alternatives to the Revolver Credit Facility with other banks.

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

Operating Activities

Net cash used in operating activities was $2.4 million for the 26-week period ended June 28, 2016, compared to $5.2 million for the 26-week period ended June 30, 2015, reflecting a net decrease in cash flows used in operating activities of $2.9 million. This decrease in cash used in operating activities was primarily due to a net decrease in cash used in operating assets and liabilities (approximately $7.4 million), partially offset by a net increase in net loss after adjustment for noncash items (approximately $4.6 million).

The amount of cash provided by our operating activities during any particular fiscal year is highly subject to variations in the seasons. The first and fourth quarters of the fiscal year encompass the winter and holiday seasons when we traditionally generate our lowest revenue, and our second and third quarters of the fiscal year encompass the warmer seasons where a significant portion of our revenue and cash flows are realized. For more information on seasonality, refer to the section below entitled “Seasonality and Quarterly Results.” We also expect to have increased expenditures during the first part of the current fiscal year as we invest in product development and domestic expansion with the goal to have new products released and new stores open by mid-year to take advantage of the busier summer months.

Investing Activities

Net cash used in investing activities was $2.0 million for the 26-week period ended June 28, 2016, compared to net cash provided by investing activities of $10.1 million for the 26-week period ended June 30, 2015. The $12.1 million change in net cash used in investing activities during the 26-week period ended June 28, 2016 was primarily due to a decrease in proceeds from disposal of fixed assets (approximately $12.2 million) due to refranchising activity that occurred in the first half of fiscal year 2015.

In fiscal 2016, we expect capital expenditures to be approximately $4 to $5 million depending on our liquidity needs, which includes store refreshes and redesigns to facilitate fresh-squeezed juice and whole food nutrition offerings in the Chicago market, investing in improvements to our technology infrastructure as well as maintenance capital.

Financing Activities

Net cash provided by financing activities was $0.4 million for the 26-week period ended June 28, 2016, compared to net cash used in financing activities of $8.7 million for the 26-week period ended June 30, 2015. The $9.1 million change in net cash provided by financing activities was primarily due to the repurchase of the shares of the Company's common stock (approximately $9.8 million) under the stock repurchase plan approved by our Board of Directors in 2014 that occurred in the second quarter of fiscal 2015, partially offset by a decrease in receipts from our stock issuance plans, including from the exercise of stock options (approximately $0.8 million).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We do not enter into market risk sensitive instruments for trading purposes. We are exposed to financial market risks due primarily to changes in interest rates in our interest bearing accounts. We do not believe a change in interest rates will materially affect our financial position or results of operations. As of December 29, 2015 a one percent change of the interest rate would result in an annual change in the results of operations of approximately $0.2 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 28, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 28, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We announced on May 4, 2016, the relocation of our corporate headquarters and data center from Emeryville, California to Frisco, Texas, a suburb of Dallas.  The process of moving our headquarters is inherently complex and not part of our day-to-day operations, and includes the relocation of our data center, which contains a significant portion of our core business information and applications.  The relocation process could cause significant disruption to our operations and cause the temporary diversion of management resources, all of which could have a material adverse effect on our operations, operating results and financial condition.  The need to replace Company personnel who do not relocate, train new employees and transition Company operating knowledge may cause disruptions in our business.  While we have implemented a transition plan to provide for the move of our corporate operations and data center, including relocation benefits for employees who may be transferring, and severance and retention benefits for employees who will not be continuing with the Company after the move, we may encounter difficulties retaining employees who elect to transfer and attracting new talent in the Dallas area to replace our employees who are unwilling to relocate, and we may also experience difficulties in retaining employees who will remain in Emeryville, California during the transition period and who we are relying on to facilitate the transition of the Company operating knowledge. In addition, we may incur additional costs for duplication in staff as we effect the transition.  Furthermore, we may experience disruption in accessibility to our data as we migrate our data center, and any disruption could have a material adverse effect on our operations, operating knowledge and financial condition. Even though we are taking the necessary precautions, we can give no assurance that the relocation will be completed as planned or within the expected timeframe. In addition, the relocation may involve significant additional costs to us and the expected benefits of the move may not be fully realized due to associated disruption to our operations and personnel.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

On August 5, 2016, the Company appointed Ms. Marie Perry as Executive Vice President, Chief Financial and Administrative Officer of the Company, effective immediately after the filing of this Quarterly Report on Form 10-Q. As previously announced, Ms. Perry is succeeding Ms. Karen Luey as Executive Vice President, Chief Financial and Administrative Officer of the Company. Before joining the Company in May 2016, Ms. Perry, [50], was most recently Senior Vice President, Treasurer and Controller at Brinker International. She has held roles leading all aspects of the Brinker finance team including having served as interim CFO during a 12 month period. She also held senior finance roles at American Airlines and brings an extensive leadership profile to the Jamba team. The terms of Ms. Perry’s employment with the Company are set forth in her employment agreement with Jamba Juice Company dated May 2, 2016, previously described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2016 and filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

Ms. Luey has agreed to continue to provide certain services to the Company after her resignation as Chief Financial and Administrative Officer. The terms of the compensation payable to Ms. Luey in connection with her transition and release of claims are governed by the Executive Retention and Severance Plan adopted by the Company effective July 25, 2013 (the “Plan”) and a Transition Services Agreement (the “Transition Services Agreement”) dated August 3, 2016, entered into between Ms. Luey and Jamba Juice Company. The Transition Services Agreement provides that $150,000 of the amount payable under the Plan would be payable to her on an accelerated basis on December 15, 2016 for remaining with the Company on a full-time basis through December 15, 2016. Ms. Luey will receive additional consideration for remaining with the Company on a full-time basis through March 20, 2017 or such earlier date as determined by the Company, including payment of salary through March 20, 2017, one additional year of accelerated vesting of outstanding stock options, restricted stock and restricted stock units and the extension of health care benefits for one year, subject to certain limitations. The descriptions of the Transition Services Agreement and the Plan are qualified in their entirety by the full text of the Transition Services Agreement, a copy of which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for its 2016 fiscal third quarter, and the full text of the Plan filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q with the Securities and Exchange Commission on August 6, 2013.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Office Lease Agreement made and entered into effective as of May 3, 2016 between Hall Office Park Building 16, L.P. and Jamba Inc.					X

10.2	Employment Agreement dated May 2, 2016 by and between Jamba Juice Company and Marie Perry**					X

10.3	Jamba, Inc. 2013 Equity Incentive Plan (As Amended and Restated May 17, 2016) **	8-K	001-32552	10.1	May 20, 2016

10.4	Form of Stock Option Agreement under 2013 Equity Incentive Plan (As Amended and Restated May 17, 2016) **					X

10.5	Form of Restricted Stock Agreement under 2013 Equity Incentive Plan (As Amended and Restated May 17, 2016) **					X

10.6	Form of Restricted Stock Units Agreement under 2013 Equity Incentive Plan (As Amended and Restated May 17, 2016) **					X

10.7	Form of Jamba, Inc. Inducement Award Notice of Grant of Non-Statutory Stock Option (Non-Plan Award) **					X

10.8	Form of Jamba, Inc. Inducement Award Non-Statutory Stock Option Agreement (Non-Plan Award) **					X

10.9	Form of Jamba, Inc. Inducement Award Notice of Grant of Time-Based Restricted Stock Units (Non-Plan Award) **					X

10.10	Form of Jamba, Inc. Inducement Award Time-Based Restricted Stock Units Agreement (Non-Plan Award) **					X

10.11	Form of Jamba, Inc. Inducement Award Notice of Grant of Market-Based Restricted Stock Units (Non-Plan Award) **					X

10.12	Form of Jamba, Inc. Inducement Award Market-Based Restricted Stock Units Agreement (Non-Plan Award) **					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

  **Management contract, or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of August, 2016.

JAMBA, INC.

By:	/s/ David A. Pace
David A. Pace
Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Karen L. Luey
Karen L. Luey
Chief Financial Officer, Chief Administrative Officer, Executive Vice President and Secretary
(Principal Financial Officer and Chief
Accounting Officer)

