Form 10-Q
period 2016-09-27
JAMBA, INC.
filed 2016-11-07
CIK 1316898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Jamba, Inc.

(Exact name of registrant as specified in its charter)

Delaware	001-32552	20-2122262
(State or other jurisdiction	(Commission	(I.R.S. Employer
of incorporation)	File No.)	Identification No.)

3001 Dallas Parkway, Suite 140, Frisco, Texas 75034

(Address of principal executive offices)

Registrant’s telephone number, including area code: (469) 294-9800

6475 Christie Avenue, Suite 150, Emeryville, California 94608

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares of common stock of Jamba, Inc. outstanding as of October 31, 2016 was 15,329,813.

JAMBA, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 27, 2016

Exhibits
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JAMBA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 27,	December 29,
	2016	2015
	(Unaudited)
(Dollars in thousands, except share and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$14,257	$19,730
Receivables, net of allowances of $427 and $618	11,705	16,932
Inventories	630	818
Prepaid expenses and other current assets	4,909	6,533

Total current assets	31,501	44,013
Property, fixtures and equipment, net of accumulated depreciation of $38,935 and $36,815	19,114	18,744
Goodwill	1,184	1,184
Trademarks and other intangible assets, net of accumulated amortization of $2,580 and $2,527	1,359	1,464
Other long-term assets	3,197	4,211

Total assets	$56,355	$69,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,158	$3,815
Accrued compensation and benefits	3,623	3,788
Workers’ compensation and health insurance reserves	647	633
Accrued jambacard liability	23,713	29,306
Accrued expenses	10,176	9,977
Other current liabilities	8,139	8,116

Total current liabilities	48,456	55,635
Deferred rent and other long-term liabilities	7,185	8,990

Total liabilities	55,641	64,625

Commitments and contingencies (Note 9)

Stockholders’ equity:

Common stock, $0.001 par value—30,000,000 shares authorized; 18,187,950 and 15,329,133 shares issued and outstanding, respectively, at September 27, 2016, and 17,938,820 and 15,080,003 shares issued and outstanding, respectively, at December 29, 2015	18	18
Additional paid-in capital	406,591	403,605
Treasury shares, at cost	(40,009)	(40,009)
Accumulated deficit	(365,886)	(358,623)

Total stockholders’ equity	714	4,991

Total liabilities and stockholders’ equity	$56,355	$69,616

See Notes to Condensed Consolidated Financial Statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13-Week Period Ended		39-Week Period Ended
(Dollars in thousands, except share and per share amounts)	September 27, 2016	September 29, 2015	September 27, 2016	September 29, 2015
Revenue:
Company stores	$14,350	$28,213	$40,177	$124,301
Franchise and other revenue	7,711	7,284	22,178	17,826

Total revenue	22,061	35,497	62,355	142,127

Costs and operating expenses:
Cost of sales	3,437	6,626	9,720	30,507
Labor	4,644	8,843	13,470	39,807
Occupancy	1,879	3,980	5,815	16,946
Store operating	2,381	5,901	7,015	21,994
Depreciation and amortization	1,068	1,143	4,244	4,360
General and administrative	9,699	9,003	26,732	26,393
Loss (gain) on disposal of assets	204	(16,076)	501	(21,334)
Store pre-opening	210	287	860	475
Impairment of long-lived assets	229	1,907	356	2,202
Store lease termination and closure costs	178	207	242	269
Other operating, net	104	375	620	2,414

Total costs and operating expenses	24,033	22,196	69,575	124,033

(Loss) income from operations	(1,972)	13,301	(7,220)	18,094

Interest (expense) income, net:
Interest income	50	49	195	78
Interest expense	(51)	(53)	(169)	(162)

Total interest (expense) income, net:	(1)	(4)	26	(84)

(Loss) income before income taxes	(1,973)	13,297	(7,194)	18,010

Income tax benefit (expense)	9	(194)	(69)	(277)
Net (loss) income	(1,964)	13,103	(7,263)	17,733
Less: Net income attributable to noncontrolling interest	-	-	-	52

Net (loss) income attributable to Jamba, Inc.	$(1,964)	$13,103	$(7,263)	$17,681

Weighted-average shares used in the computation of (loss) earnings per share attributable to Jamba, Inc.
Basic	15,292,699	15,808,680	15,181,695	16,084,411
Diluted	15,292,699	16,214,943	15,181,695	16,558,680

(Loss) earnings per share attributable to Jamba, Inc. common stockholders
Basic	$(0.13)	$0.83	$(0.48)	$1.10
Diluted	$(0.13)	$0.81	$(0.48)	$1.07

See Notes to Condensed Consolidated Financial Statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39-Week Period Ended
(Dollars in thousands)	September 27, 2016	September 29, 2015
Cash flows used in operating activities:
Net (loss) income	$(7,263)	$17,733
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	4,244	4,360
Store closure costs and gain on disposals	683	(25,394)
Jambacard breakage income	(2,180)	(2,649)
Gain on contingent consideration	-	(156)
Gain on sale of investment in joint venture	-	(662)
Stock-based compensation	2,366	3,633
Bad debt and purchase obligation reserves	(42)	1,433
Deferred rent	(1,334)	(1,330)
Loss on investment	26	173
Changes in operating assets and liabilities:
Receivables	5,269	997
Inventories	188	486
Prepaid expenses and other current assets	1,624	1,441
Other long-term assets	987	(1,696)
Accounts payable	(2,627)	(2,884)
Accrued compensation and benefits	(165)	(2,904)
Workers’ compensation and health insurance reserves	14	(471)
Accrued jambacard liability	(3,413)	(6,736)
Accrued expenses	203	1,706
Other current liabilities	24	1,424
Other long-term liabilities	(809)	600

Net cash used in operating activities	(2,205)	(10,896)

Cash flows (used in) provided by investing activities:
Capital expenditures	(3,884)	(3,907)
Proceeds from disposal of assets	-	46,926

Net cash (used in) provided by investing activities	(3,884)	43,019

Cash flows provided by (used in) financing activities:
Payment on capital lease obligations	(4)	(28)
Payments for treasury shares	-	(26,122)
Proceeds pursuant to stock issuance	620	1,565
Payments to noncontrolling interest	-	(52)

Net cash provided by (used in) financing activities	616	(24,637)

Net (decrease) increase in cash and cash equivalents	(5,473)	7,486

Cash and cash equivalents at beginning of period	19,730	17,750

Cash and cash equivalents at end of period	$14,257	$25,236

Supplemental cash flow information:
Cash paid for interest	$14	$23
Cash paid for income taxes	$13	$-

Noncash investing and financing activities:
Property, fixtures and equipment in accounts payable	$971	$383
Property, fixtures and equipment funded by a tenant allowance	$380	$-
Note taken for store disposal	$-	$2,000

See Notes to Condensed Consolidated Financial Statements.

JAMBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	DESCRIPTION OF BUSINESS

Business

Jamba, Inc. consummated its initial public offering in July 2005. On November 29, 2006, Jamba, Inc. consummated the merger with Jamba Juice Company whereby Jamba Juice Company, which first began operations in 1990, became its wholly-owned subsidiary.

Jamba, Inc. through its wholly-owned subsidiary, Jamba Juice Company, is a healthy, active lifestyle brand with a robust, expanding global business driven by a portfolio of franchised and company-owned Jamba Juice® stores and Jamba Juice Express™ formats. The Jamba® brand includes innovative product platforms and both licensed and company driven consumer packaged goods. The Company is a leading restaurant retailer of “better-for-you” specialty food and beverage offerings which include great tasting, whole fruit smoothies, fresh squeezed juices and juice blends, Energy Bowls™ and a variety of food items including, hot oatmeal, breakfast wraps, Artisan Flatbreads™, baked goods and snacks. Jamba Juice Company continues to expand the Jamba brand by direct selling of consumer packaged goods (“CPG”) products, and by licensing its trademarks for CPG products sold through retail channels such as grocery stores, warehouse clubs and convenience stores. The Company’s headquarters were located in Emeryville, California and was relocated to Frisco, Texas in the fourth quarter of fiscal year 2016.

As of September 27, 2016, there were 896 Jamba Juice stores globally, consisting of 69 Company-owned and operated stores (“Company Stores”), 759 franchisee-owned and operated stores (“Franchise Stores”) in the United States and 68 Franchise Stores in international locations (“International Stores”). The JambaGO® business consists of approximately 2,000 licensed units located across the United States.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements of Jamba, Inc. have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q. The December 29, 2015 Condensed Consolidated Balance Sheet was derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of the 13-week or 39-week periods ended September 27, 2016 are not necessarily indicative of the results of operations to be expected for the entire fiscal year.

The condensed consolidated financial statements include the accounts of the Company and its direct or indirect subsidiary, Jamba Juice Company. The accounts of Jamba Juice Southern California, LLC (“JJSC”) are included through April 28, 2015, when the Company sold its 88% interest in JJSC to the holder of JJSC’s non-controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications were made to the Company’s prior financial statements to conform to current year presentation. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 29, 2015.

Effect of prior period misstatements

In the Condensed Consolidated Statements of Operations for the 13-week and 39-week periods ended September 27, 2016, the Company corrected certain errors including an overstatement of expenses included within depreciation expense of approximately $0.6 million and other income, net of approximately $0.3 million, related to prior period financial statements. These adjustments related to both the prior quarters of 2016 and prior year 2015 results. The Company determined that the corrections were neither quantitatively or qualitatively material to those periods individually and in the aggregate. In addition, these items are expected to have an immaterial impact on net income for the full 2016 fiscal year.

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

Anti-dilutive common stock equivalents totaling 2.1 million and 1.9 million were excluded from the calculation of diluted weighted-average shares outstanding for the 13-week and 39-week periods ended September 27, 2016, respectively.  Anti-dilutive common stock equivalents totaling 2.0 million and 1.9 million were excluded from the calculation of diluted weighted-average shares outstanding for the 13-week and 39-week periods ended September 29, 2015, respectively.

Fair Value Measurement

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. Refer to Note 4, Fair Value Measurement, for examples of fair values for assets and liabilities. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

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

Recent Accounting Pronouncements

The Company has not yet adopted and is currently assessing the potential impact of the following pronouncements on its Consolidated Financial Statements and related disclosure:

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued amended guidance on revenue from contracts with customers which amended the existing accounting standards for revenue recognition. Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date to fiscal years beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of the fiscal year beginning after December 15, 2016 (including interim reporting periods within those periods). The amendment guidance may be applied retrospectively to each prior period presented with the option to apply practical expedients or retrospectively with the cumulative effect recognized as of the date of initial application.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance will be effective for the Company beginning fiscal year 2017, with early application permitted.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows—Classification of Certain Cash Receipts and Cash Payments, which provides specific guidance for certain cash flow classification issues, previously not specifically addressed, including classification for debt prepayment, contingent consideration made after a business combination, insurance claim proceeds and corporate-owned life insurance policies, distributions received from equity method investees and certain other items. The guidance will be effective for the Company beginning fiscal year 2018, with early application permitted.

The Company has not yet adopted and does not expect the adoption of the following pronouncements to have a significant impact on its Consolidated Financial Statements and related disclosure:

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This update applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost method and requires measurement of that inventory at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance will be effective for the Company beginning fiscal year 2017, with early adoption permitted.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This update enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The guidance will be effective for the Company beginning fiscal year 2018.

3.	ASSETS HELD FOR SALE

In November 2014, the Company announced plans to transition to an asset light model through the refranchising of Company Stores. In connection with that planned transition, 99 Company Stores and one unopened Company Store met the criteria as assets held for sale as of December 30, 2014. During fiscal 2015, an additional 125 stores met the criteria to be classified as assets held for sale increasing the total to 224 stores of which 176 stores were refranchised from assets held for sale. The 48 remaining stores were reclassified out of assets held for sale back to their original asset group based on management’s decision to retain the stores. As of September 27, 2016 and December 29, 2015 there were no stores in assets held for sale and a zero balance was reflected in the accompanying Condensed Consolidated Balance Sheets.

Gain or loss on the disposal of assets held for sale is recorded within (loss) gain on disposal of assets in the Condensed Consolidated Statements of Operations. The Company recognized a loss on disposal of assets of $0.2 million and $0.5 million during the 13-week and 39-week periods ended September 27, 2016, respectively.

The Company refranchised 110 and 163 stores, for total proceeds that include note receivables and receipts for inventory and operating fund of $36.1 million and $49.8 million in the 13-week and 39-week periods ended September 29, 2015, respectively. The Company recorded a gain of $16.2 million and $21.5 million from the disposal of assets held for sale primarily relating to refranchising during the 13-week and 39-week periods ended September 29, 2015, respectively.

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

As a result of the quarterly impairment reviews, the Company recognized total losses of $0.4 million and $2.2 million for the 39-week periods ended September 27, 2016 and September 29, 2015, respectively, included in impairment of long-lived assets in the Condensed Consolidated Statements of Operations. The loss in fiscal 2016 related to the impairment of fixed assets of several operating stores. The loss in fiscal 2015 primarily related to stores classified as assets held for sale to reflect the adjustment to fair value.

5.	CREDIT AGREEMENT

On February 14, 2012, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association which, as amended on November 1, 2012, July 22, 2013, November 4, 2013, December 30, 2014 and December 29, 2015 (as amended, the “Credit Agreement”), made available to the Company a revolving line of credit in the amount of $10.0 million. On July 22, 2016, the Credit Agreement expired with no amounts drawn on the credit facility since its inception. To acquire the credit facility, the Company incurred upfront fees which were amortized over the term of the Credit Agreement. During the term of the Credit Agreement, the unamortized commitment fee amount was not material.

After the expiration of the Credit Agreement, the Company subsequently collateralized the existing letters of credit with a restricted cash collateral account. Refer to Note 11, Subsequent Events, for additional information regarding the Company’s credit facility.

6.	SHARE-BASED COMPENSATION

On May 17, 2016, at its 2016 Annual Meeting of Stockholders, the Company’s stockholders, upon the recommendation of the Board of Directors, approved an additional 900,000 shares of common stock to be offered or issued under the Company’s 2013 Equity Incentive Plan (“the Plan”).

In addition to the shareholder-approved shares mentioned in the preceding paragraph, the Company periodically authorizes grants of stock-based compensation as inducement awards to new employees. This type of award does not require shareholder approval in accordance with Rule 5635(c)(4) of the Nasdaq listing rules.

Share-based compensation expense, which is included in general and administrative expenses in the Condensed Consolidated Statements of Operations, was $0.7 million and $2.4 million for the 13-week and 39-week periods ended September 27, 2016 and $1.0 million and $3.6 million for the 13-week and 39-week periods ended September 29, 2015, respectively. At September 27, 2016, unvested share-based compensation for stock options and restricted stock awards, net of forfeitures, totaled $4.0 million. This expense will be recognized over the remaining weighted-average vesting period of approximately two years.

Stock Options — A summary of stock option activity under the Plan as of September 27, 2016, and changes during the 39-week period then ended are presented below (shares in thousands):

			Weighted-Average
	Number of	Weighted-Average	Contractual Term	Aggregate
Options	Shares	Exercise Price	Remaining (years)	Intrinsic Value

Balance at December 29, 2015	1,530	$12.42	5.76	$3,960
Granted	300	13.26
Exercised	(132)	4.64
Canceled	(310)	14.80

Balance at September 27, 2016	1,388	$12.81	5.72	$1,579

Vested and expected to vest—September 27, 2016	1,269	$12.74	5.46	$1,579

Exercisable—September 27, 2016	573	$11.68	1.86	$1,576

During the 13-week and 39-week periods ended September 27, 2016, options exercisable for 18,000 and 300,000 shares of the Company’s common stock were granted under the Plan at a weighted-average grant date fair value of $3.96 and $4.69, respectively. The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

39-Week Period Ended
September 27, 2016

Risk-free interest rate	1.34%
Expected term (in years)	5.21
Expected volatility	44.0%
Expected dividend yield	0%

During the 13-week and 39-week periods ended September 29, 2015, stock options of 6,500 and 962,000 were granted under the 2013 Equity Incentive Plan at a weighted-average grant date fair value of $6.51 and $6.04 per share, respectively.

Restricted Stock — Information regarding activities during the 39-week period ended September 27, 2016 for outstanding restricted stock units (“RSUs”) granted under the 2013 Equity Incentive Plan is as follows (shares in thousands):

		Weighted-Average
	Number of	Grant Date
RSUs	Shares of RSUs	Fair Value

Non-vested at December 29, 2015	190	$14.09
Granted	549	3.70
Vested	(110)	14.01
Forfeited	(33)	13.93

Non-vested at September 27, 2016	596	$2.58

During the 13-week and 39-week periods ended September 27, 2016, RSUs of 75,000 and 549,000 were granted at a weighted-average grant date fair value of $3.32 and $3.70 per share, respectively. The grant date fair value is primarily driven by achieving the growth rate targets of the market-based restricted stock units, included in the Chief Executive Officer’s equity awards and the inducement grant awards as discussed further in the paragraphs below. During the 13-week and 39-week periods ended September 29, 2015, RSUs of 4,000 and 39,000 were granted under the Plan at a weighted-average grant date fair value of $13.71 and $15.64 per share, respectively.

Performance Stock — Information regarding activities during the 39-week period ended September 27, 2016 for outstanding performance stock units (“PSUs”) granted under the Plan is as follows (shares in thousands):

		Weighted-Average
	Number of	Grant Date
PSUs	Shares of PSUs	Fair Value

Non-vested at December 29, 2015	57	$13.89
Granted	-	-
Vested	(2)	14.04
Forfeited	(46)	13.85

Non-vested at September 27, 2016	9	$14.04

No performance stock units were granted during the 39-week periods ended September 27, 2016 and September 29, 2015. During the 39-week period ended September 27, 2016, PSUs of 2,000 were vested and PSUs of 46,200 were forfeited. During the 39-week period ended September 29, 2015, PSUs of 32,000 were vested and PSUs of 24,000 were forfeited.

In January 2016, in connection with the hiring of the Company’s new Chief Executive Officer, the Company agreed to grant equity awards which included an award of 350,000 market-based restricted stock units vesting upon achievement of compound annual stock price growth rate targets of 15%, 22.5% and 30% over a three-year period, 50,000 “premium-priced” stock options with an exercise price determined based on a 15% compound annual stock price growth rate over three years and 150,000 stock options granted at 100% of fair market value on the grant date. The 150,000 stock options granted at 100% of fair market value on the grant date were granted in March 2016 and the 50,000 “premium-priced” stock options were granted in April 2016. The 350,000 market-based restricted stock units were granted in May 2016. These awards are included in the stock option and RSU tables presented above.

In addition, during the 13-week period ended September 27, 2016, the Company agreed to grant inducement awards in connection with employee hiring which included an award of 70,000 market-based restricted stock units vesting upon achievement of compound annual stock price growth rate targets of 15%, 22.5% and 30%, 15,000 stock options granted at 100% fair market value on the grant date and 5,000 time-based restricted stock units. These equity awards vest over a three to four-year period. During the 39-week period ended September 27, 2016, in connection with employee hiring, the Company agreed to grant inducement awards which included an award of 155,000 market-based restricted stock units vesting upon achievement of compound annual stock price growth rate targets of 15%, 22.5% and 30%, 90,000 stock options granted at 100% of fair market value on the grant date and 11,000 time-based restricted stock units. These equity awards vest over a three to four-year period and all inducement awards are included in the stock option and RSU tables presented above.

7.	STOCK REPURCHASES

On August 4, 2016, the Company announced that its Board of Directors has approved the terms of a share repurchase plan. Pursuant to the program, the Company is authorized to repurchase up to $20.0 million of its common stock subject to available cash resources over the next two-year period.  Under the program, the Company may repurchase shares on the open market, through privately negotiated transactions or otherwise, at times, in amounts and at prices considered appropriate by the Company.  The number of shares to be purchased and the timing of any purchases are subject to various factors, including the price of the Company’s common stock, the Company’s capital position, the amount of retained earnings of the Company, general market conditions and other economic factors and corporate and regulatory requirements, and may be modified, suspended or terminated at any time. During the 13-week and 39-week periods ended September 27, 2016, the Company did not repurchase shares.

On October 29, 2014, the Company’s Board of Directors authorized the repurchase of up to $25.0 million of shares of common stock over an 18-month period (the "2014 Stock Repurchase Program"). The Company’s Board of Directors authorized an increase to the Stock Repurchase Program of $15.0 million to a total of $40.0 million in May 2015 and an additional $5.0 million to a total of $45.0 million in September 2015, which expired on May 4, 2016. Shares repurchased under the Stock Repurchase Program are considered treasury stock until retired. The Company did not repurchase shares under this program in fiscal 2016. The Company's total shares of common stock repurchased since inception through September 27, 2016 was 2.9 million, at an average price per share of $13.99.

8.	OTHER OPERATING, NET

For the 13-week and 39-week periods ended September 27, 2016 and September 29, 2015, the components of other operating, net, were as follows (in thousands):

	13-Week Period Ended		39-Week Period Ended
	September 27, 2016	September 29, 2015	September 27, 2016	September 29, 2015

Jambacard breakage income	$(535)	$(653)	$(2,180)	$(2,649)
Jambacard expense	236	246	620	484
CPG and JambaGO® direct expense	260	474	1,411	1,717
Franchise jambacard discount expense	98	176	411	615
Sublease income	(180)	(143)	(477)	(59)
Franchise other expense	5	70	364	603
Bad debt	42	213	42	1,011
International expense	162	170	486	529
Loss (gain) on investments	-	(31)	26	173
Other expense (income)	16	(147)	(83)	(10)

Total other operating, net	$104	$375	$620	$2,414

9.	COMMITMENTS AND CONTINGENCIES

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

During the 39-week period ending September 27, 2016, the Company received $0.2 million from Country Pure Foods related to vendor supply chain management fees and approximately $0.2 million from Sodexo related to licensing fees for Jamba units operated by Sodexo. One Jamba Juice Director is on the Board of Directors of Country Pure Foods and another Jamba Juice Director is an executive with Sodexo.

11.	SUBSEQUENT EVENTS

On October 5, 2016, the Company announced plans to exit JambaGO® by the end of the fiscal year 2016. As of September 27, 2016, the JambaGO® business consisted of approximately 2,000 licensed units located across the United States. During the fourth quarter, the Company expects to incur exit costs of up to $2.2 million and non-cash expenses of approximately $2.3 million relating to impairment or accelerated depreciation of property, plant and equipment.

On November 3, 2016, the Company entered into a credit agreement with Cadence Bank, NA (“New Credit Agreement”). The New Credit Agreement provides an aggregate principal amount of up to $10.0 million. The credit facility also allows us to request an additional $5.0 million for an aggregate principal amount of up to $15.0 million. The New Credit Agreement accrues interest at a per annum rate equal to the LIBOR rate plus 2.50%. The New Credit Agreement contains customary affirmative and negative covenants and has a five-year term.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions). Forward-looking statements include, but are not limited to, statements concerning projected new store openings, revenue growth rates and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price and current competitive conditions. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2015.

JAMBA, INC. OVERVIEW

Jamba, Inc. through its wholly-owned subsidiary, Jamba Juice Company, is a healthful, active lifestyle brand with a robust global business driven by a portfolio of franchised and company-owned Jamba Juice® stores and Jamba Juice Express™ formats. The Jamba® brand includes innovative product platforms and both licensed and company driven consumer packaged goods (“CPG”). Jamba is a leading restaurant retailer of “better-for-you” specialty beverage and food offerings which include great tasting, whole fruit smoothies, fresh squeezed juices and juice blends, Energy Bowls™, and a variety of food items including, hot oatmeal, breakfast wraps, sandwiches, Artisan Flatbreads™, baked goods and snacks. Jamba Juice Company continues to expand the Jamba brand by direct selling of CPG products, and by licensing its trademarks for CPG products sold through retail channels such as grocery stores, warehouse clubs and convenience stores and focusing on the benefits of blending.

All references to store counts, including data for new store openings, are reported net of related store closures, unless otherwise noted.

EXECUTIVE OVERVIEW

During the third quarter, we accelerated the momentum related to the turnaround initiated earlier in the year. Operating performance during the third quarter was mixed, with sales and net income performance below internal expectations, but ahead of industry benchmarks for top line sales. While maintaining our focus on stellar retail performance, we also focused on critical transition efforts, including the move into our new offices in Frisco, Texas while continuing to rebuild the leadership and support teams that were affected by the move from Emeryville, California. This included the addition of Rachel Phillips-Luther as Chief Marketing Officer (“CMO”), previously the CMO for Zoes Kitchen, and a number of other critical hires across the organization. In addition to the transition and relocation, we have continued to re-assess the viability of all lines of business and subsequent to the quarter end announced our decision to exit JambaGO®. Additionally, we announced that we will explore opportunities to refranchise our Chicago market, as a continuation of our refranchising initiative from 2014, as well as the single Company-opened store still operating in Emeryville. Each of these decisions are rooted in the desire to refocus attention to the core store operating business and the continued growth of the franchise system.

We remain focused on delivering our five key strategies to re-energize the business:

•	Build an Iconic Brand
•	Establish a Customer and Store-Centric Operating Environment
•	Drive Sales and Transactions through Innovation
•	Improve Store Profitability through Simplification
•	Expand Our Global Footprint

2016 Third Quarter Financial Summary

•	Total revenue for the quarter decreased 37.9% to $22.1 million from $35.5 million for the prior year, primarily due to the reduction in the number of Company Stores as part of our refranchising strategy.

•	Company Store comparable sales declined 0.8% and Franchise Store comparable sales declined 1.1%. System-wide comparable sales (includes both Company and Franchise Stores) declined 1.1%. System-wide and Franchise Store comparable store sales are non-GAAP financial measures and represent the change in year-over-year sales, for stores opened for at least one full fiscal year.

•	Net (loss) income attributable to Jamba, Inc. was $(2.0) million compared to $13.1 million for the prior year. Non-recurring transition costs of $3.0 million are included in 2016 results. Included in the 2015 results was a $16.1 million gain on disposal of assets relating to our refranchising strategy.

•	General and administrative expenses for the 13-weeks ended September 27, 2016 increased 7.7% to $9.7 million compared with $9.0 million for the prior year period. Included in the 2016 results were $3.0 million of expenses related to the relocation of our Corporate headquarters.

•	Total Company-owned stores at the end of the third quarter of 2016 was 69, compared to 94 at the end of the third quarter of 2015.

Fiscal 2016 Third Quarter Business Highlights

During the third quarter, we focused on smoothie, juice and bowl options featuring on-trend ingredients including our Protein Smoothies and Island Getaway Smoothies. Our local marketing efforts in supporting both established and emerging markets focused on Jamba’s heritage as a strong community partner and our use of premium ingredients, amplifying our “Make it Real” consumer messaging.

“Island Getaway Smoothies”, Gotta Guava™ Smoothie and Tropical Sunburst™ Smoothie, launched late in the second quarter and sales of those items continued to grow during the summer months. Our Protein Smoothies were developed to give guests’ replenishment after workouts and as a meal replacement, and after a successful Q2 launch in California, were launched nationally in the third quarter. Late in the quarter we introduced our fall favorite, the Pumpkin Smash and a new line up of Almond Milk Smoothies. While these products resonated with existing guests, traffic count results in the third quarter were below our expectations and future product innovation will focus on incremental traffic growth.

We will continue to provide consumers with fresh, nutrient dense, on-trend beverages and food, at affordable prices while we refine our marketing efforts through the balance of the year and focus on an early 2017 relaunch of the Jamba brand. Ongoing product development will focus on keeping Jamba positioned at the intersection of fit and fun with a renewed focus on the benefits of blending.

Driving convenience for our guests was also a focus in the third quarter. We saw an increased adoption of the Jamba Juice mobile application (“app”), following an update that was executed in the second quarter, which provides Jamba guests with access to regionalized menus and the ability to customize smoothies, juices and bowls as part of their enhanced order ahead experience. Work is underway to further enhance the capabilities of the app in accordance with our ongoing commitment to meet the continually evolving needs of today’s tech-savvy consumer.

Additionally, we continued to expand and refine programs with strategic partners in the digital and social media space, including Fishbowl, MomentFeed and others. Membership in our Jamba Insider Rewards (“JIR”) program increased with more than three million loyalty members now engaged.

With our shift to a franchise business model, we are highly focused on improving franchisee profitability and 4-wall store margins. During the third quarter of 2016, we continued to operationalize several key initiatives that were launched in 2015, which had a significant positive impact on costs of goods sold. Our supply chain optimization efforts have significantly aided in offsetting the inflationary impact of commodity price increases.

Efforts to improve the profitability has allowed our franchisees to continue to open new stores both domestically and internationally. As of September 27, 2016, there were 896 Jamba Juice® stores globally, represented by 69 Company Stores and 759 Franchise Stores, of which 47 were Jamba Juice Express™ in the United States and 68 International Stores. The system is comprised of approximately 92% U.S. Franchise and International Store locations and 8% Company Store locations.

Global new unit development will continue to be a key driver in achieving our stated long term objectives. In 2016, we had international master development agreements with partners in Indonesia, Thailand, South Korea, the Philippines, Mexico and the countries of the Gulf Cooperation Council (Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and the United Arab Emirates). During the third quarter, we opened our first location in Indonesia and anticipate that Thailand will open stores before the end of fiscal 2016 subject to an evolving political situation following the recent death of Thailand’s long reigning king.

Support Center Relocation

During the second quarter, we announced the relocation of our corporate headquarters from Emeryville, California to Frisco, Texas, a suburb of Dallas. The move will be substantially completed as we enter the fourth quarter. The stated objectives of the move are to reduce costs, provide improved access to skilled restaurant talent and establish a more central location for our market expansion plans. We expect to incur expenses of approximately $7.8 million as a result of the move from California, associated with personnel relocation, employee attrition, retention, severance and replacement, office relocation and other costs. These charges are expected to be incurred from the second quarter of fiscal year 2016 through the first quarter of 2017. As of the third quarter, we have incurred to date approximately $5.6 million in expense and $1.1 million of capital expenditures.

Along with the relocation, during the quarter, we announced the appointment of Rachel Phillips-Luther as CMO. Phillips-Luther joined Jamba, Inc. from Zoes Kitchen in Dallas where she also served as CMO. In addition, the relocation from California required us to replace a substantial number of positions across all functions. This transition, while broad-based, allowed us to re-align our support team with the skills required to support an asset-light, franchise business model. Hiring in the new organization is substantially complete in Development, Finance, IT and Operations and continues in the Marketing and Supply Chain teams which are expected to be completed early in the fourth quarter.

Other Activities

Subsequent to the quarter, after a detailed analysis of the performance and potential of JambaGO®, we announced that we would be managing a controlled exit to be substantially completed by the end of 2016. JambaGO® was performing below expectations and declining across several key metrics. As a result of our analysis, we anticipated that these numbers would continue to decline into 2017 under current operating conditions, contributing to the decision to exit this line of the business. Revenue attributable to JambaGO® for the 13-week period ended September 27, 2016 was $0.9 million compared to $1.2 million for the 13-week period ended September 29, 2015. For the year, revenue attributable to JambaGO® for the 39-week period ended September 27, 2016 was $2.2 million compared to $2.6 million for the 39-week period ended September 29, 2015. We will manage a controlled exit to cease operating, return and or de-image the equipment currently placed in the market. We are anticipating a cash charge of up to $2.2 million and a non-cash charge, relating to impairment or accelerated depreciation of property, plant and equipment, of approximately $2.3 million in 2016 related to the exit of JambaGO®.

We announced in the fourth quarter that we are exploring the refranchising of our company-owned operations in the Chicago area, as a continuation of our refranchising initiative from 2014, and the Company Store in Emeryville, California. There are 13 stores for sale in the Chicago market and one store for sale in Emeryville. We indicated that the sale of these stores if completed, would negatively impact total revenue, but positively impact net income. The Chicago transaction would include a development agreement to grow the market over the next several years.

RESULTS OF OPERATIONS — 13-WEEK PERIOD ENDED SEPTEMBER 27, 2016 AS COMPARED TO 13-WEEK PERIOD ENDED SEPTEMBER 29, 2015 (UNAUDITED)

(in thousands)

	13-Week Period Ended September 27, 2016	% (1)	13-Week Period Ended September 29, 2015	% (1)
Revenue:
Company stores	$14,350	65.0%	$28,213	79.5%
Franchise and other revenue	7,711	35.0%	7,284	20.5%

Total revenue	22,061	100.0%	35,497	100.0%

Costs and operating expenses:
Cost of sales	3,437	24.0%	6,626	23.5%
Labor	4,644	32.4%	8,843	31.3%
Occupancy	1,879	13.1%	3,980	14.1%
Store operating	2,381	16.6%	5,901	20.9%
Depreciation and amortization	1,068	4.8%	1,143	3.2%
General and administrative	9,699	44.0%	9,003	25.4%
Loss (gain) on disposal of assets	204	0.9%	(16,076)	(45.3)%
Store pre-opening	210	1.0%	287	0.8%
Impairment of long-lived assets	229	1.0%	1,907	5.4%
Store lease termination and closure costs	178	0.8%	207	0.6%
Other operating, net	104	0.5%	375	1.1%

Total costs and operating expenses	24,033	108.9%	22,196	62.5%

(Loss) income from operations	(1,972)	(8.9)%	13,301	37.5%

Other income (expense), net:
Interest income	50	0.2%	49	0.1%
Interest expense	(51)	(0.2)%	(53)	(0.1)%

Total other income (expense), net	(1)	0.0%	(4)	0.0%

(Loss) income before income taxes	(1,973)	(8.9)%	13,297	37.5%
Income tax benefit (expense)	9	0.0%	(194)	(0.5)%

Net (loss) income	(1,964)	(8.9)%	13,103	36.9%
Less: Net income attributable to noncontrolling interest	-	0.0%	-	0.0%

Net (loss) income attributable to Jamba, Inc.	$(1,964)	(8.9)%	$13,103	36.9%

(1)	Cost of sales, labor, occupancy and store operating percentages are calculated using Company Stores revenue. All other line items are calculated using Total revenue.

Revenue

(in thousands)

	13-Week Period Ended September 27, 2016	% of Total Revenue	13-Week Period Ended September 29, 2015	% of Total Revenue
Revenue:
Company stores	$14,350	65.0%	$28,213	79.5%
Franchise and other revenue	7,711	35.0%	7,284	20.5%

Total revenue	$22,061	100.0%	$35,497	100.0%

Total revenue is comprised of revenue from Company Stores, royalties and fees from Franchise Stores in the U.S. and from International Stores, income from JambaGO® locations, license income from sales of Jamba-branded CPG products and direct sales of CPG products. Total revenue for the 13-week period ended September 27, 2016 was $22.1 million, a decrease of $13.4 million, or 37.9%, compared to $35.5 million for the 13-week period ended September 29, 2015. The decrease in total revenue was primarily due to a decrease in Company Stores for the quarter compared to the prior year. For the quarter ended September 27, 2016 we had 69 Company Stores compared to 94 in the prior year.

Company Store revenue

Company Store revenue for the 13-week period ended September 27, 2016 was $14.4 million, a decrease of $13.9 million or 49.1%, compared to Company Store revenue of $28.2 million for the 13-week period ended September 29, 2015. The decrease in Company Store revenue was due to a decrease in the number of Company Stores primarily as a result of our refranchising activities, as well as, a decline in same store sales as illustrated by the following table:

Company Store Decrease in Revenue
(in thousands)
Third Quarter 2016 vs. Third Quarter 2015:
Company Stores comparable sales decrease	$(115)
Reduction in number of Company Stores, net	(13,748)

Total change in Company Store revenue	$(13,863)

Company Store comparable sales decreased $0.1 million for the 13-week period ended September 27, 2016, or 0.8%, attributable to a decrease in transaction count of 1.8% and an increase of 0.9% in average check as compared to the same period in the prior year. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least a full fiscal year. As of September 27, 2016, 97% of our Company Stores had been open for at least one full year.

Franchise and other revenue

Franchise and other revenue was $7.7 million, an increase of $0.4 million or 5.9% for the 13-week period ended September 27, 2016, compared to $7.3 million for the 13-week period ended September 29, 2015. The increase was primarily due to the increase in royalties associated with the net increase in the number of Franchise and International Stores partially offset by Franchise Store comparable store sales decrease of 1.1%.

The aggregate number of Franchise and International Stores as of September 27, 2016 and September 29, 2015 was 827 and 790, respectively.

Cost of Sales

Cost of sales is mostly comprised of fruit, dairy, and other products used to make smoothies and juices, paper products and delivery fees at Company Stores. As a percentage of Company Store revenue, cost of sales increased to 24.0% for the 13-week period ended September 27, 2016, compared to 23.5% for the 13-week period ended September 29, 2015. The increase in cost of sales as a percentage of Company Store revenue was primarily due to higher discounts (approximately 0.8%), menu mix (approximately 0.2%) and change in the store portfolio mix (approximately 0.1%), partially offset by favorable commodities (approximately 0.7%). Cost of sales for the 13-week period ended September 27, 2016 was $3.4 million, a decrease of $3.2 million, or 48.1%, compared to $6.6 million for the 13-week period ended September 29, 2015, primarily related to the lower Company Store base as a result of refranchising initiatives.

Labor

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. As a percentage of Company Store revenue, labor costs were 32.4% for the 13-week period ended September 27, 2016 compared to 31.3% for the 13-week period ended September 29, 2015. The increase was primarily attributable to change in the store portfolio mix (approximately 2.0%) and wage rate increases (approximately 3.0%) partially offset by favorable workers’ compensation costs (approximately 2.5%) and health and other fringe benefits (approximately 1.5%). Labor costs for the 13-week period ended September 27, 2016 were $4.6 million, a decrease of $4.2 million, or 47.5%, compared to $8.8 million for the 13-week period ended September 29, 2015, which is primarily due to the decrease in number of Company Stores as a result of our refranchising activities.

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes, licenses and property insurance for all Company Store locations. As a percentage of Company Store revenue, occupancy costs decreased to 13.1% for the 13-week period ended September 27, 2016, compared to 14.1% for the 13-week period ended September 29, 2015. The decrease in occupancy costs as a percentage of Company Store revenue was primarily due to change in store portfolio, including the closure of stores in New York and Chicago, that had higher occupancy costs as a percent of sales for the quarter. Occupancy costs for the 13-week period ended September 27, 2016 were $1.9 million, a decrease of $2.1 million, or 52.8%, compared to $4.0 million for the 13-week period ended September 29, 2015, which is primarily due to the decrease in number of Company Stores as a result of our refranchising activities.

Store Operating

Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses. As a percentage of Company Store revenue, total store operating expenses decreased to 16.6% for the 13-week period ended September 27, 2016, compared to 20.9% for the 13-week period ended September 29, 2015. The decrease in total store operating expenses as a percentage of Company Store revenue was primarily due to the change in the store portfolio mix (approximately 3.9%), lower local store marketing costs (approximately 0.7%) and utilities (approximately 0.9%). This decrease is partially offset by increased software/hardware expense (approximately 0.7%), training (approximately 0.2%) and blender expense (approximately 0.2%). Store operating expenses for the 13-week period ended September 27, 2016 were $2.4 million, a decrease of $3.5 million or 59.7%, compared to $5.9 million for the 13-week period ended September 29, 2015, primarily due to the decrease in the number of Company Stores as a result of our refranchising activities.

Depreciation and Amortization

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. As a percentage of total revenue, depreciation and amortization increased to 4.8% for the 13-week period ended September 27, 2016, compared to 3.2% for the 13-week period ended September 29, 2015. The increase in depreciation and amortization as a percentage of total revenue was primarily due to the discontinuation of depreciation relating to stores in assets held for sale prior to their refranchising in the prior year and an increase in depreciation relating to capitalized information technology corporate programs in the current year, partially offset by a correction of an immaterial prior period adjustment which overstated depreciation expense by approximately $0.6 million for the 13-week period ending September 27, 2016. Depreciation and amortization for both the 13-week periods ended September 27, 2016 and 2015 was $1.1 million.

General and Administrative

General and administrative (“G&A”) expenses include costs associated with our corporate headquarters (in Emeryville, California and Frisco, Texas), field supervision, performance related incentives, outside and contract services, accounting and legal fees, travel and travel-related expenses, share-based compensation and other G&A expenses. Also included in G&A are non-recurring costs related to the move of the support center to Frisco, Texas, settlement, legal and other transitional charges. Total G&A expenses for the 13-week period ended September 27, 2016 were $9.7 million, an increase of $0.7 million, or 7.7%, compared to $9.0 million for the 13-week period ended September 29, 2015. The increase in total G&A expenses results from increased payroll expenses due to severance and retention bonuses (approximately $0.2 million) associated with the relocation of the corporate headquarters to Frisco, Texas, increased professional fees associated with litigation and temporary help (approximately $0.7 million), and increased occupancy costs due to rent in the Frisco, Texas office (approximately $0.2 million).  These increases were offset by a decrease in shared based compensation expense (approximately $0.3 million).

Loss (gain) on Disposal of Assets

Loss (gain) on disposal of assets includes losses from disposal of assets and gains from the refranchising of Company Stores and sales of related furniture, fixtures and equipment. For the 13-week period ended September 27, 2016, loss on disposal of assets was $0.2 million compared to a $16.1 million gain for the 13-week period ended September 29, 2015, a change of $16.3 million. The change was primarily due to the gain on refranchising of Company Stores in fiscal 2015 relating to our refranchising initiative. The refranchising initiative was substantially completed in the fourth quarter of fiscal 2015.

Store Pre-Opening

For the 13-week period ended September 27, 2016, store pre-opening expense was $0.2 million compared to $0.3 million for the 13-week period ended September 29, 2015, a decrease of approximately $0.1 million due to fewer store openings in the current year.

Impairment of Long-Lived Assets

For the 13-week period ended September 27, 2016, impairment of long-lived assets was $0.2 million compared to $1.9 million for the 13-week period ended September 29, 2015. Impairment in 2015 primarily related to the loss recorded to reflect the current fair value for a group of stores classified as assets held for sale.

Store Lease Termination and Closure

For the 13-week period ended September 27, 2016 and September 29, 2015, store lease termination and closure costs were $0.2 million.

Other Operating, Net

Other operating, net consists primarily of income from jambacard breakage, jambacard-related fees, franchise expense, international expense, gain or loss on investments, bad debt expense and CPG and JambaGO® activities. For the 13-week period ended September 27, 2016, other operating, net was an expense of $0.1 million compared to an expense of $0.4 million for the 13-week period ended September 29, 2015. Changes in the components of other operating, net include a decrease in bad debt (approximately $0.2 million), a decrease in CPG and JambaGO® direct expense (approximately $0.2 million), partially offset by a decrease in jambacard breakage income (approximately $0.1 million). The decrease in other operating, net also includes a correction of an immaterial prior period adjustment that overstated other operating expenses by approximately $0.3 million for the 13-week period ending September 27, 2016.

Income Tax Expense

We have recorded income tax expense for both the 13-week periods ended September 27, 2016 and September 29, 2015, respectively. Our effective income tax rates were (0.5%) and 2.0% for the 13-week periods ended September 27, 2016 and September 29, 2015, respectively. For the 13-week period ended September 27, 2016, the effective tax rate was primarily affected by pre-tax loss, foreign withholding and state minimum taxes. For the 13-week period ended September 29, 2015, the effective tax rate was primarily affected by pre-tax income, a change in the valuation allowance relating to deductible temporary differences, the alternative minimum taxes and foreign withholding taxes.

RESULTS OF OPERATIONS — 39-WEEK PERIOD ENDED SEPTEMBER 27, 2016 AS COMPARED TO 39-WEEK PERIOD ENDED SEPTEMBER 29, 2015 (UNAUDITED)

(in thousands)

	39-Week Period Ended September 27, 2016	% (1)	39-Week Period Ended September 29, 2015	% (1)
Revenue:
Company stores	$40,177	64.4%	$124,301	87.5%
Franchise and other revenue	22,178	35.6%	17,826	12.5%

Total revenue	62,355	100.0%	142,127	100.0%

Costs and operating expenses:
Cost of sales	9,720	24.2%	30,507	24.5%
Labor	13,470	33.5%	39,807	32.0%
Occupancy	5,815	14.5%	16,946	13.6%
Store operating	7,015	17.5%	21,994	17.7%
Depreciation and amortization	4,244	6.8%	4,360	3.1%
General and administrative	26,732	42.9%	26,393	18.6%
Loss (gain) on disposal of assets	501	0.8%	(21,334)	(15.0)%
Store pre-opening	860	1.4%	475	0.3%
Impairment of long-lived assets	356	0.6%	2,202	1.5%
Store lease termination and closure costs	242	0.4%	269	0.2%
Other operating, net	620	1.0%	2,414	1.7%

Total costs and operating expenses	69,575	111.6%	124,033	87.3%

(Loss) income from operations	(7,220)	(11.6)%	18,094	12.7%

Other income (expense), net:
Interest income	195	0.3%	78	0.1%
Interest expense	(169)	(0.3)%	(162)	(0.1)%

Total other income (expense), net	26	0.0%	(84)	(0.1)%

(Loss) income before income taxes	(7,194)	(11.5)%	18,010	12.7%
Income tax expense	(69)	(0.1)%	(277)	(0.2)%

Net (loss) income	(7,263)	(11.6)%	17,733	12.5%
Less: Net income attributable to noncontrolling interest	-	0.0%	52	0.0%

Net (loss) income attributable to Jamba, Inc.	$(7,263)	(11.6)%	$17,681	12.4%

(1)	Cost of sales, labor, occupancy and store operating percentages are calculated using Company Stores revenue. All other line items are calculated using Total revenue.

Revenue

(in thousands)

	39-Week Period Ended September 27, 2016	% of Total Revenue	39-Week Period Ended September 29, 2015	% of Total Revenue
Revenue:
Company stores	$40,177	64.4%	$124,301	87.5%
Franchise and other revenue	22,178	35.6%	17,826	12.5%

Total revenue	$62,355	100.0%	$142,127	100.0%

Total revenue is comprised of revenue from Company Stores, royalties and fees from Franchise Stores in the U.S. and from International Stores, income from JambaGO® locations, license income from sales of Jamba-branded CPG products and direct sales of CPG products. Total revenue for the 39-week period ended September 27, 2016 was $62.4 million, a decrease of $79.8 million, or 56.1%, compared to $142.1 million for the 39-week period ended September 29, 2015. The decrease in total revenue was primarily due to a decrease in Company Stores for the year compared to the prior year. As of September 27, 2016 we had 69 Company Stores compared to 94 in the prior year.

Company Store revenue

Company Store revenue for the 39-week period ended September 27, 2016 was $40.2 million, a decrease of $84.1 million or 67.7%, compared to Company Store revenue of $124.3 million for the 39-week period ended September 29, 2015. The decrease in Company Store revenue was primarily due to a decrease in the number of Company Stores primarily as a result of our refranchising activities, partially offset by an increase in Company Store comparable sales as illustrated by the following table:

Company Store Decrease in Revenue
(in thousands)
Year-To-Date Q3 2016 vs. Year-To-Date Q3 2015:
Company Stores comparable sales increase	$644
Reduction in number of Company Stores, net	(84,768)

Total change in Company Store revenue	$(84,124)

Company Store comparable sales increased $0.6 million for the 39-week period ended September 27, 2016, or 1.6%, attributable to an increase of 3.2% in average check offset by a decrease in transaction count of 1.6% as compared to the same period in the prior year. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least a full fiscal year. As of September 27, 2016, 97% of our Company Stores had been open for at least one full year.

Franchise and other revenue

Franchise and other revenue was $22.2 million, an increase of $4.4 million or 24.4% for the 39-week period ended September 27, 2016 compared to $17.8 million for the 39-week period ended September 29, 2015. The increase was primarily due to the increase in royalties associated with the net increase in the number of Franchise and International Stores in addition to the Franchise Store comparable store sales increase of 0.2%.

The aggregate number of Franchise and International Stores as of September 27, 2016 and September 29, 2015 was 827 and 790, respectively.

Cost of Sales

Cost of sales is mostly comprised of fruit, dairy, and other products used to make smoothies and juices, paper products and delivery fees at Company Stores. As a percentage of Company Store revenue, cost of sales decreased to 24.2% for the 39-week period ended September 27, 2016, compared to 24.5% for the 39-week period ended September 29, 2015. The decrease in cost of sales as a percentage of Company Store revenue was primarily due to retail price increase (approximately 0.5%), favorable commodities (approximately 0.4%) and menu mix (approximately 0.3%). This decrease is offset by a change in the store portfolio mix (approximately 0.6%) and discounts (approximately 0.3%). Cost of sales for the 39-week period ended September 27, 2016 was $9.7 million, a decrease of $20.8 million, or 68.1%, compared to $30.5 million for the 39-week period ended September 29, 2015, primarily related to the lower Company Store base as a result of refranchising initiatives.

Labor

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. As a percentage of Company Store revenue, labor costs were 33.5% for the 39-week period ended September 27, 2016 compared to 32.0% for the 39-week period ended September 29, 2015. The increase was primarily attributable to an increase in wage rate (approximately 2.9%) along with a change in the store portfolio mix (approximately 1.3%), partially offset by favorable fringe benefits (approximately 1.2%) and improved efficiencies (approximately 1.6%). Labor costs for the 39-week period ended September 27, 2016 were $13.5 million, a decrease of $26.3 million, or 66.2%, compared to $39.8 million for the 39-week period ended September 29, 2015, which is primarily due to the decrease in number of Company Stores as a result of our refranchising activities.

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes, licenses and property insurance for all Company Store locations. As a percentage of Company Store revenue, occupancy costs increased to 14.5% for the 39-week period ended September 27, 2016, compared to 13.6% for the 39-week period ended September 29, 2015. The increase in occupancy costs as a percentage of Company Store revenue was primarily due to the refranchising of Company Stores that carried a lower rent as a percentage of Company Store revenue. Occupancy costs for the 39-week period ended September 27, 2016 were $5.8 million, a decrease of $11.1 million, or 65.7%, compared to $16.9 million for the 39-week period ended September 29, 2015, which is primarily due to the decrease in number of Company Stores as a result of our refranchising activities.

Store Operating

Store operating expenses consist primarily of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses. As a percentage of Company Store revenue, total store operating expenses decreased to 17.5% for the 39-week period ended September 27, 2016, compared to 17.7% for the 39-week period ended September 29, 2015. The decrease in total store operating expenses as a percentage of Company Store revenue was primarily due to lower local marketing costs (approximately 2.5%) and partially offset by a change in the store portfolio mix (approximately 2.4%). Total store operating expenses for the 39-week period ended September 27, 2016 were $7.0 million, a decrease of $15.0 million, or 68.1%, compared to $22.0 million for the 39-week period ended September 29, 2015, primarily due to the decrease in number of Company Stores as a result of our refranchising activities.

Depreciation and Amortization

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. As a percentage of total revenue, depreciation and amortization increased to 6.8% for the 39-week period ended September 27, 2016, compared to 3.1% for the 39-week period ended September 29, 2015. The increase in depreciation and amortization as a percentage of total revenue was primarily due to the discontinuation of depreciation relating to stores in assets held for sale prior to their refranchising in the prior year and an increase in depreciation relating to capitalized information technology corporate programs in the current year, partially offset by a correction of an immaterial prior period adjustment which overstated depreciation expense by approximately $0.6 million for the 39-week period ending September 27, 2016. Depreciation and amortization for the 39-week period ended September 27, 2016 was $4.2 million, a decrease of $0.1 million, or 2.7%, compared to $4.4 million for the 39-week period ended September 29, 2015.

General and Administrative

G&A expenses include costs associated with our corporate headquarters (in Emeryville, California and Frisco, Texas), field supervision, performance related incentives, outside and contract services, accounting and legal fees, travel and travel-related expenses, share-based compensation and other G&A expenses. Also included in G&A are non-recurring costs related to the move of the support center to Frisco, Texas, settlement, legal and other transitional charges. Total G&A expenses for the 39-week period ended September 27, 2016 were $26.7 million, an increase of $0.3 million, or 1.3%, compared to $26.4 million for the 39-week period ended September 29, 2015. The increase in total G&A expenses was primarily due to increased professional fees associated with litigation and temporary help (approximately $1.0 million), increased legal expenses (approximately $0.5 million), and increased occupancy costs due to additional rent in the Frisco, Texas office (approximately $0.2 million), partially offset by a decline in share-based compensation expenses (approximately $1.3 million).

Loss (gain) on Disposal of Assets

Loss (gain) on disposal of assets includes losses from disposal of assets and gains from the refranchising of Company Stores and sales of related furniture, fixtures and equipment. For the 39-week period ended September 27, 2016, loss on disposal of assets was $0.5 million compared to a $21.3 million gain for the 39-week period ended September 29, 2015, a change of $21.8 million. The change was primarily due to the gain on refranchising of Company Stores in fiscal 2015 relating to our refranchising initiative. The refranchising initiative was substantially completed in the fourth quarter of fiscal 2015.

Store Pre-Opening

For the 39-week period ended September 27, 2016, store pre-opening expense was $0.9 million compared to $0.5 million for the 39-week period ended September 29, 2015, an increase of $0.4 million. The increase was primarily due to an increase in the number of Franchise Stores opened this year.

Impairment of Long-Lived Assets

For the 39-week period ended September 27, 2016 impairment of long-lived assets was $0.4 million compared to $2.2 million for the 39-week period ended September 29, 2015. Impairment in 2015 primarily related to the loss recorded to reflect the current fair value for a group of stores classified as assets held for sale.

Store Lease Termination and Closure

For the 39-week period ended September 27, 2016 store lease termination and closure costs was $0.2 million compared to $0.3 million for the 39-week period ended September 29, 2015 due to fewer company closures in the current year.

Other Operating, Net

Other operating, net consists primarily of income from jambacard breakage, jambacard-related fees, franchise related expenses and sublease income, international expense, gain/loss on investments, bad debt expense and CPG and JambaGO® activities. For the 39-week period ended September 27, 2016, other operating, net was $0.6 million compared to $2.4 million for the 39-week period ended September 29, 2015. Changes in the components of other operating, net include a decrease in bad debt (approximately $1.0 million), an increase in sublease income due to an increase in subleased refranchise stores (approximately $0.4 million), a decrease in CPG and JambaGO® direct expense (approximately $0.3 million), a decrease in franchise expenses (approximately $0.4 million), partially offset by a decrease in jambacard breakage income (approximately $0.5 million). The decrease in franchise expenses was primarily related to a correction of an immaterial prior period adjustment that overstated other operating expenses by approximately $0.3 million for the 39-week period ending September 27, 2016.

Income Tax Expense

We have recorded income tax expense for both the 39-week periods ended September 27, 2016 and September 29, 2015, respectively. Our effective income tax rates were (1.0%) and 1.6% for the 39-week periods ended September 27, 2016 and September 29, 2015, respectively. For the 39-week period ended September 27, 2016, the effective tax rate was primarily affected by pre-tax loss, foreign withholding and state minimum taxes. For the 39-week period ended September 29, 2015, the effective tax rate was primarily affected by pre-tax income, a change in the valuation allowance relating to deductible temporary differences, the alternative minimum taxes and foreign withholding taxes.

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

The following table sets forth operating data that do not otherwise appear in our condensed consolidated financial statements as of, and for, the 13-week and 39-week periods ended September 27, 2016 and the 13-week and 39-week periods ended September 29, 2015:

	13-Week Period Ended		39-Week Period Ended
	September 27, 2016	September 29, 2015	September 27, 2016	September 29, 2015

Percentage change in Company Store comparable sales(1)	(0.8)%	6.6%	1.6%	1.1%
Percentage change in Franchise Store comparable sales(1)	(1.1)%	5.3%	0.2%	2.5%
Percentage change in system-wide comparable sales(2)	(1.1)%	5.6%	0.4%	2.0%
Total Company Stores	69	94	69	94
Total Franchise Stores	759	720	759	720
Total International Stores	68	70	68	70

(1)	Percentage change in Company Store or Franchise Store comparable sales compares the sales of the specified stores during the specified period to the sales from the same set of stores for the equivalent period in the prior year. A store is included in this calculation after one full year of operations. Company Store comparable sales do not include Franchise Store sales.

(2)	Percentage change in system-wide comparable sales compares the combined sales of Company and Franchise Stores during the specified period to the combined sales from the same Company and Franchise Stores for the equivalent period in the prior year. A store is included in this calculation after one full year of operations.

The following table sets forth certain data relating to Company Stores, Franchise and International Stores for the periods indicated:

	39-Week Period Ended September 27, 2016		39-Week Period Ended September 29, 2015
	Domestic	International	Domestic	International

Company Stores:
Beginning of period	70	-	263	-
Company Stores opened	2	-	-	-
Company Stores closed	(3)	-	(6)	-
Company Stores sold to franchisees	-	-	(163)	-

Total Company Stores	69	-	94	-

Franchise and International Stores:
Beginning of period	748	75	543	62
Franchise Stores opened	36	10	31	15
Franchise Stores closed	(25)	(17)	(17)	(7)
Franchise Stores purchased from the Company	-	-	163	-

Total Franchise and International Stores	759	68	720	70

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Summary

The following table summarizes our cash flows for the 39-week periods ended September 27, 2016 and September 29, 2015 (in thousands):

	39-Week Period Ended
	September 27, 2016	September 29, 2015

Net cash used in operating activities	$(2,205)	$(10,896)
Net cash (used in) provided by investing activities	(3,884)	43,019
Net cash provided by (used in) financing activities	616	(24,637)

Net (decrease) increase in cash and cash equivalents	$(5,473)	$7,486

Liquidity

As of September 27, 2016, we had cash and cash equivalents of $14.3 million compared to $19.7 million as of December 29, 2015. As of September 27, 2016 and December 29, 2015, we had no short term or long term debt. Our primary sources of liquidity are cash flows provided by operating activities. For the 39-week period ended September 27, 2016, the Company used $2.2 million in cash for operating activities. The negative cash flow from operating activities resulted primarily from the costs the Company incurred as a result of the relocation of the corporate headquarters.

We expect that our cash on hand and future cash flows provided by operating activities and our refranchising initiative will be sufficient to fund our working capital and general corporate needs and the non-discretionary capital expenditures for the foreseeable future. During the remainder of 2016, our primary liquidity and capital requirements are for working capital and general corporate needs, costs associated with the relocation of the Company’s corporate headquarters and cost related to the exit of JambaGO®. The use of cash to fund discretionary capital expenditures will be based on the need to conserve our capital.

As of the third quarter, we have incurred to date approximately $5.6 million in expense and $1.1 million of capital expenditures related to the relocation of our corporate headquarters. In aggregate, we expect to incur approximately $7.8 million in personnel relocation, employee attrition, retention, severance and replacement, office relocation and other costs related to our relocation of our corporate headquarters, and approximately $2.0 million in capital costs related to the buildout of our corporate headquarters and data center migration.

On July 22, 2016, the credit facility with Wells Fargo expired. Since the inception of the line of credit, we did not borrow on the facility and utilized it primarily for collateral against letters of credit. The existing letters of credit balance of $0.4 million is collateralized by cash.

On November 3, 2016, we entered into a credit agreement with Cadence Bank, NA (“New Credit Agreement”). The New Credit Agreement provides an aggregate principal amount of up to $10.0 million. The credit facility also allows us to request an additional $5.0 million for an aggregate principal amount of up to $15.0 million. The New Credit Agreement accrues interest at a per annum rate equal to the LIBOR rate plus 2.50%. The New Credit Agreement contains customary affirmative and negative covenants and has a five-year term.

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

Operating Activities

Net cash used in operating activities was $2.2 million for the 39-week period ended September 27, 2016, compared to $10.9 million for the 39-week period ended September 29, 2015, reflecting a net decrease in cash flows used in operating activities of $8.7 million. The decrease in cash used in operating activities was primarily due to the changes in operating assets and liabilities (approximately $9.3 million), including an increase in collections of receivables and changes in accounts payable and accrued expenses.

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

Investing Activities

Net cash used in investing activities was $3.9 million for the 39-week period ended September 27, 2016, compared to net cash provided by investing activities of $43.0 million for the 39-week period ended September 29, 2015. The $46.9 million change in net cash used in investing activities during the 39-week period ended September 27, 2016 was due to a decrease in proceeds from disposal of fixed assets (approximately $46.9 million) due to refranchising activity that occurred in fiscal year 2015.

For the 39-week period ended September 27, 2016, cash used for capital expenditures was $3.9 million, which includes store refreshes and redesigns and investing in improvements to our technology infrastructure, as well as maintenance capital. Additionally, we expect to incur an additional $2 to $3 million depending on our liquidity needs, which includes one-time outlays to complete the update of our servers as part of a broader data migration effort and complete the buildout of the Frisco Support Center as well as capital spending in the normal course of business.

Financing Activities

Net cash provided by financing activities was $0.6 million for the 39-week period ended September 27, 2016, compared to net cash used in financing activities of $24.6 million for the 39-week period ended September 29, 2015. The $25.3 million change in net cash provided by financing activities was primarily due to the repurchase of the shares of our common stock (approximately $26.1 million) under the stock repurchase plan approved by our Board of Directors in 2014 that occurred during the 39-week period ended September 29, 2015, partially offset by a decrease in receipts from our stock issuance plans, including from the exercise of stock options (approximately $0.9 million).

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

We purchase fruit based on short-term seasonal pricing agreements. These short-term agreements generally set the price of procured frozen fruit and 100% pure fruit concentrates for less than one year based on estimated annual requirements. We purchase fresh produce based on annual pricing agreements. In order to mitigate the effects of price changes in any one commodity on our cost structure, we contract with multiple suppliers both domestically and internationally. These agreements typically set the price for some or all of our estimated annual fruit and fresh produce requirements, protecting us from short-term volatility. Nevertheless, these agreements typically contain a force majeure clause, which, if utilized (such as hurricanes in 2004 that destroyed the Florida orange crop and the 2007 freeze that affected California citrus), may subject us to significant price increases.

Our pricing philosophy is not to attempt to change consumer prices with every move up or down of the commodity market, but to take a longer term view of managing margins and the value perception of our products in the eyes of our customers. Our objective is to maximize our revenue through increased customer traffic.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 27, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 27, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Transition Services Agreement between Karen L. Luey and Jamba Juice Company dated effective August 3, 2016.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of November, 2016.

JAMBA, INC.

By:	/s/ David A. Pace
David A. Pace
Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Marie L. Perry
Marie L. Perry
Chief Financial Officer, Chief Administrative Officer, Executive Vice President and Secretary
(Principal Financial Officer and Chief
Accounting Officer)