Form 10-K
period 2017-01-03
JAMBA, INC.
filed 2018-02-12
CIK 1316898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Jamba, Inc.

(Exact name of registrant as specified in its charter)

Delaware	001-32552	20-2122262
(State or other jurisdiction of	(Commission	(I.R.S. Employer
incorporation)	File No.)	Identification No.)

3001 Dallas Parkway, Suite 140,

Frisco, Texas 75034,

(Address of principal executive offices)

Registrant’s telephone number, including area code: (469) 294-9600

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company   ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates as of the last day of the registrant’s second fiscal quarter ended June 28, 2016 was $76,692,507 based upon the closing sales price of registrant’s common stock on such date). For purposes of this disclosure, shares of common stock held by persons who held more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock of Jamba, Inc. issued and outstanding as of February 2, 2018 was 18,447,023 and 15,588,206, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None

JAMBA, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JANUARY 3, 2017

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “may,” “will,” “would,” “could,” “should,” “might,” “project,” “potential,” “forecast,” “designed,” “goal,” “approximately,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intend,” “plan,” and “continue” or the negative of those words or words of similar meaning. Any statement that is not a historical fact, including any other estimates, projections, future trends and the outcome of events that have not yet occurred, is a forward-looking statement. Examples of such statements include references to accelerated growth, new store openings, Company Store comparable sales, expense management and the like. You should read statements that contain these words carefully because they:

•	discuss future expectations;
•	contain projections of future results of operations or financial condition; or
•	state other “forward-looking” information.

We believe it is important to communicate our expectations to our shareholders. However, there may be events and circumstances in the future that we are not able to accurately predict or over which we have no control. The risk factors and cautionary language discussed in this document outline examples of risks, uncertainties and events that may cause actual results to differ materially and adversely from the expectations described in the forward-looking statements, including among other things:

•	our business strategy and financial performance, including our transition to an asset-light business model and relocation of our corporate headquarters and data center;
•	our revenue and customer volatility based upon weather and general economic conditions;
•	the operating results of our franchisees;
•	fluctuations in various food and supply costs;
•	competition and other risks related to the food services business;
•	our ability to retain our executive management team and key employees; and
•	other factors discussed in the “Risk Factors” and “Management Discussion and Analysis of Financial Condition and Results of Operations” portion of this annual report.

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

Background of Jamba, Inc.

Jamba, Inc. through its wholly-owned subsidiary, Jamba Juice Company, is a healthful, active lifestyle brand with a robust global business driven by a portfolio of franchised and company-owned Jamba Juice ® stores and Jamba Juice ExpressTM formats. The Jamba ® brand was created by founder Kirk Perron to inspire and simplify healthy living.  This mission is alive today in the more than 900 retail locations globally and in Jamba branded products. We are a leading restaurant retailer of “better-for-you” specialty beverage blends and food offerings which include flavorful, whole fruit and vegetable smoothies, fresh squeezed juices and juice blends, Energy (smoothie) Bowls, signature “boosts”, shots and a variety of food items including; hot oatmeal, breakfast wraps, sandwiches, Artisan Flatbreads, baked goods and snacks.

Jamba, Inc. was incorporated in Delaware on January 6, 2005 as a blank check company formed to serve as a vehicle for the acquisition of a then unidentified operating business. On July 6, 2005, Jamba, Inc. consummated its initial public offering. On March 10, 2006, Jamba, Inc. entered into an Agreement and Plan of Merger with Jamba Juice Company, which first began operations in 1990. The merger between Jamba, Inc. and Jamba Juice Company was completed on November 29, 2006. The Company’s headquarters were located in Emeryville, California and were relocated to Frisco, Texas in the fourth quarter of fiscal year 2016.

Unless the context otherwise requires, Jamba, Inc., the registrant, together with Jamba Juice Company, are referred to in this Form 10-K annual report (“Form 10-K”) as the “Company”, “Jamba Juice”, “Jamba”, “we”, “us” and “our.” Information regarding the Company’s fiscal periods is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Fiscal Year

Our fiscal year ends each year on the Tuesday closest to December 31st and therefore we have a 52 or 53 week fiscal year. Fiscal Year 2016 was a 53 week fiscal year, ended on January 3, 2017, with the fourth quarter comprised of 14 weeks. Fiscal Years 2015 and 2014, were 52 week fiscal years, ended on December 29, 2015 and December 30, 2014, respectively.

Narrative Description of Business

As of January 3, 2017, there were 909 Jamba Juice stores globally, consisting of 66 Company-owned and operated stores, all located in the United States (“Company Stores”), 773 franchisee-owned and operated stores (“Franchise Stores”) in the United States and 70 Franchise Stores in international locations (“International Stores”), collectively the (“Jamba System”). During 2015, we substantially completed the move from a primarily company-store to a franchise-business model by refranchising 179 locations. Currently, approximately 93% of our stores are owned and operated by franchisees.

Our Strategic Priorities

Fiscal year 2016 was a year of transition for the Jamba, Inc. business and brand. Dave Pace, Chief Executive Officer (“CEO”) joined the company in March 2016 and outlined a plan for transformation of the business. The plan focuses on five core strategies, amplifying the position Jamba holds as an iconic lifestyle brand and a best-in-class franchisor, which highlights the brand’s commitment to increase shareholder value. With the transition to an asset-light business model now complete, the organization focused on hiring a new leadership team with deep food service experience. While the majority of fiscal year 2016 we executed against the existing business plan, the newly established leadership team made large strides in building the foundation needed to drive the five core strategies into the future, beginning in fiscal 2017.

The transition initiatives in fiscal 2016 included the move into our new offices in Frisco, Texas, reenergizing our franchise system and rebuilding the leadership and support teams that were affected by the move from Emeryville, California. As part of the transition, approximately 10% of our support center team members relocated to Frisco. The remaining 90% of our support center team are new to the organization, including many of the individuals on the senior leadership team. More specifically, Marie Perry, previously the interim CFO for Brinker International, joined Jamba in the second quarter as Chief Financial Officer (“CFO”). In March 2017, Joe Thornton joined Jamba as our Chief Operating Officer, and in November 2017, Claudia Schaefer joined Jamba as our Chief Marketing Officer. With the hire of Mr. Thornton and Ms. Schaefer, our Executive Team is fully in place.

The Company’s move to Frisco, Texas, a Dallas suburb, is designed to position the Company for sustainable, long-term growth and thus better serve Jamba’s franchise system and unlock emerging market growth potential. The relocation also served as a catalyst for cultural transformation. The team re-grounded their strategy in the roots of the brand and hired a support center team aligned with both the mission and core values of Jamba and with deep industry knowledge and experience. The new “Jamba Whirl’d Support Center” includes 25,000 square feet of office and collaboration space as well as a world-class test kitchen for product innovation and optimization.

With the transition complete in late 2016, the organization is focused on generating results and creating shareholder value through the transformation of Jamba. The five key strategies include:

•	Build an Iconic Global Brand;
•	Establish a Customer and Store-Centric Operating Environment;
•	Drive Sales and Transactions through Innovation;
•	Improve Store Profitability through Simplification; and
•	Expand Our Global Footprint.

Build an Iconic Global Brand

During fiscal 2016, brand activities were predominately guided by the existing brand strategy. That strategy included ongoing efforts to build total brand value as we continue to position Jamba as a leading global health and wellness, lifestyle brand. With 93% of our stores now franchisee-owned, we have increased our focus on building the brand on a local level, leveraging multi-channel brand marketing tactics, including the expansion of consumer loyalty programs, the development of engaging local marketing promotions and high-performing social media communications. Local brand activation plays a critical role and we believe it will be a significant revenue and consumer traffic driver for our franchisees. By providing our franchisees with tools and technologies that target their guests through email, social media, radio and out-of-home advertising, we are helping them reach new and lapsed consumers in their immediate trade areas. In late 2016, the field marketing team was re-structured to provide additional support to franchise partners.

In late fiscal 2016, the brand strategy began a pivot in an effort to differentiate Jamba from the competitive set and engage guests through a health benefit driven message. We focused on sharing the benefits of blending with our existing, lapsed and potential guests. This shift demonstrated our intent to return to a brand strategy guided by our mission of inspiring and simplifying healthy living. Ongoing, innovative product development, will allow us to meet the needs of today’s increasingly health-conscious and time-starved consumer. The innovation team hired an on-staff nutritionist that works to establish a nutritional point of view for product offerings. We will continue to focus on product innovation offerings that expand our “healthy on the go” offerings across all parts of the day.

By leveraging technology and digital services such as text messaging, email and local social media tools, we enhance and simplify the Jamba experience for today’s socially connected, time-constrained consumers. We continue to upgrade the features of our Jamba Juice mobile application (“app”), helping customers locate stores, order ahead, speed up transactions and improve the online and in-store experience. With more than 2 million members, our Jamba Insider Rewards (“JIR”) program provides incentives for our most loyal customers to make increased visits to Jamba stores. Through JIR, we distribute timely emails to our members informing them of new products and promotions. Increased segmentation efforts in late fiscal 2016 yielded stronger engagement with existing guests and the new digital marketing team outlined plans to elevate the consumer journey in the digital space.

We are actively engaged in the most popular social media platforms, delivering engaging content and leveraging the power of influencers to actively promote Jamba to their own followers in Facebook®, YouTube®, Pinterest®  and other social media platforms. These influencers post about Jamba’s nutritional benefits in an authentic voice, exponentially amplifying our own marketing communications and reaching more consumers most interested in health and wellness. We also continue to build a strong following on Facebook®, Twitter® and Instagram® with postings that receive increasing favor with Jamba fans. Our YouTube channel attracts fans and increases awareness with fun and informative videos of our high-profile influencers and celebrity athletes. Late in the year, we developed a revised social media engagement strategy focused on developing authentic and sincere relationships within our social communities.

Giving back to the community is a hallmark of the brand and service to our communities has been a consistent focus of Jamba from the Company’s beginning.  We continued that work in 2016. Our work in the community ladders up to our mission. We drive awareness of the need to encourage strong dietary and fitness habits in kids through our Team Up For a Healthy America program and through partnerships with the American Heart Association®, National Gardening Association and the GENYOUth Foundation. Our Jamba fundraising card helps support schools in Jamba markets across the country. Additionally, our franchise partners are actively involved in their local communities, raising awareness and providing much needed funding for organizations including Meals on Wheels, Juvenile Diabetes Research Foundation, St. Jude's, National Breast Cancer Foundation and other national and local organizations focused on making our communities healthier.

Jamba launched several marketing campaigns during the year, which are designed to drive significant traffic into our Franchise and Company Stores. We worked closely with local franchisees on numerous local promotions designed to increase trial and awareness.

Establish a Customer and Store-Centric Operating Environment

In 2016, we began to reengage and reenergize our franchise system, field and store teams. Establishing a leadership team with deep food service experience was central to this initiative and the team quickly worked to reprioritize initiatives through the lens of the franchise partners and guests.

As the newly formed leadership team outlined key priorities in each discipline, franchise operators were asked to participate in problem solving, prioritization of initiatives and sharing of best practices. By leveraging franchise operator knowledge and spending time in stores with operating partners and guests, the team has worked to quickly reduce friction in the guest experience and build trust within the franchise system. The Franchise Advisory Council (“FAC”) is also leveraged to ensure the needs of the franchise system were prioritized effectively.

In 2016, Learning and Development systems were evaluated and investments have been made to improve field training by providing in-market support for large brand initiatives. Additionally, the field marketing team was restructured and goals were aligned with FAC approved success metrics. These changes will strengthen the franchisor/franchisee relationship and ensure support center team members are aligned with franchise partner needs.

Finally, after a thorough evaluation of each brand extension within the Jamba system, decisions were made to eliminate any under-performing, non-retail programs. This included an exit from Ready to Drink and Energy products in early fiscal 2016 and JambaGO® in the fourth quarter of 2016. These decisions allow the support center team to focus on the success of company and franchise retail operations.

Drive Sales and Transactions through Innovation

Our long-term growth prospects have been largely driven by our product innovation around our core offerings of smoothies, juices and bowls. In fiscal 2016, product innovation remained a high priority, but our strategy shifted to ensure future innovation efforts extend beyond product innovation and include innovation in technology, including digital marketing and refreshed operational systems.

Our product innovation team transitioned fully late in the year and is working to establish a revised innovation pipeline focused on leveraging the core equity of the blender to unlock revenue through expansion of categories and parts of the day. The team, composed of food scientists, quality assurance specialists, nutritionists and food industry experts, is continually developing and testing new and improved menu items that support not only the integrity of the Jamba Juice brand, but our mission of inspiring and simplifying healthy living.

Beyond product innovation, a new IT and digital roadmap was outlined in late 2016. The roadmap outlines nine key projects that will serve to strengthen store operations, improve profitability and enhance the consumer journey in both the in-store and online environments. Digital transformation will begin in fiscal 2017 and will ensure Jamba remains a leader in category and will unlock revenue opportunities across multiple platforms.   Improvements to our app, website, customer relationship management and digital marketing channels are central to this strategy.

Improve store profitability through simplification

With the shift to an asset-light business model, we are highly focused on improving franchisee profitability and 4-wall margins. Benefits captured in fiscal 2016 primarily resulted from supply chain efficiencies and simplification of in store product execution.

In fiscal 2016, we created a task force to identify, test and implement opportunities across all expense categories. The task force includes cross functional experts, best in system franchise operators, and operations leadership. We initially identified a focused set of near term opportunities to benefit Jamba in fiscal 2017, and are building a robust pipeline of initiatives for 2017 and beyond. Implementation of the successful opportunities identified will be phased in to the system to ensure savings from each initiative are captured.

The renewed focus on a store centric operating model has created a strong franchisee/franchisor relationship that will prove beneficial to capturing the opportunities in front of us.

Expand our global footprint

As we continue on our path as an asset-light business, our focus will be on expanding our retail footprint globally through franchising. As described below, our focus is on domestic growth and on both traditional and non-traditional store formats. In addition, in fiscal 2016, we refocused our international expansion to our Asia and Middle East markets and exited our previous presence in Canada. Jamba Juice store locations at the end of fiscal 2016 were comprised of approximately 7% Company Store locations and 93% Franchise locations, globally.

Jamba Juice - Domestic

We have a portfolio of flexible store formats that can be utilized in a number of different venues. We generally categorize our stores as either traditional or non-traditional locations. A traditional location is characterized as a business premise that exists primarily as a Jamba Juice store. Traditional stores average approximately 1,000 - 1,200 square feet in size. These stores are located either in major urban centers or in suburban strip mall centers. As of January 3, 2017, there were 599 traditional Jamba Juice store locations. A non-traditional location is characterized as a Jamba Juice store located within another primary business, in conjunction with another business or at institutional settings, such as colleges and universities, entertainment venues, shopping malls, transportation centers, supermarkets and airports. A “captive” audience is a common characteristic of non-traditional locations. We believe one benefit of the development of non-traditional stores is to increase awareness of the Jamba Juice brand to complement the traditional stores in the area. As of January 3, 2017, there were 240 non-traditional Jamba Juice store locations.

We announced a franchise incentive program designed to accelerate new store openings in 2017, including our new Drive-Thru format which is intended to expand our available trade-areas by increasing accessibility to the market. We believe this program will spur additional growth of the incentivized store formats.

We continue to innovate in the design of traditional and non-traditional stores. Our goal is to vary the size and format of our stores to allow us to locate them in or near a variety of settings. Our flexibility in store construction enables us to develop stores in a wide range of venues, broadening the visibility of the Jamba brand and giving more customers easier, more convenient access. We believe format flexibility will help us to attract qualified franchisees and offer them the potential to earn a higher return on their investment in capital expenditures. In 2016, we continued the expansion of the refresh and remodel program for our Company Stores in order to provide a contemporary and fresh experience for our customers. We continue to refresh stores, which includes upgrading the stores’ facilities to effectively and efficiently serve our blended, whole food and premium juice platforms.

The Jamba Juice Express concept was launched in 2012. The concept is designed to target venues with a smaller footprint than our historical, non-traditional store. Jamba Juice Express units offer a limited menu of the brand’s top selling smoothies and juices as compared to our other store formats. Our Jamba Juice Express platform is an in-fill strategy for venues such as colleges and universities, grocery stores, hospitals and business cafeterias where the Jamba brand is already a known presence in the market. As of January 3, 2017, there were 47 Jamba Juice Express locations open in 21 states. Due to the nature of the business format and smaller footprint, an Express unit generates a smaller financial store contribution than other formats. To better reflect the key contributors of new store development, Express units will be excluded from store counts, beginning in the first quarter of 2017.

As of January 3, 2017, we had 839 Jamba Juice store locations in the United States, operating in 35 states and Washington, D.C., consisting of 66 Company Stores and 773 Franchise Stores. We lease the real estate for all of our Company Stores. Our market planning has shown that there is potential for a total of at least 2,700 Jamba Juice stores in the United States which would meet our current store opening criteria. During fiscal 2016, 54 new Franchise Stores opened, 30 Franchise Stores closed and we completed the refranchise of one Company Store.

Domestic Franchise Opportunity

Through our franchising program, we offer franchisees choices in store location, format and number of stores they wish to operate including traditional “stand alone” stores and non-traditional store venues such as mall, university, supermarket or transportation center locations. Furthermore, we offer franchisees the opportunity to reserve larger territories by entering into multi-unit development agreements which grant the franchisee exclusive rights to develop and operate a specified number of stores within a specified period of time and geographic area.

As of January 3, 2017, we had 27 development agreements that contain rights to develop additional Franchise Stores. The exclusive territories covered by these agreements include selected markets in the states of Arizona, California, Delaware, Florida, Georgia, Michigan, Minnesota, Missouri, Nevada, New York, North Carolina, Oregon, Pennsylvania, Tennessee, Texas, Utah, Washington and Wisconsin. In 2016, as part of our ongoing east coast expansion, we entered into development agreements which will yield 24 new locations in the greater Detroit, Michigan, Philadelphia, Pennsylvania and Midland, Texas markets.

To help maximize the growth of our non-traditional franchise development, we continue to strengthen our relationships with beverage and food concessionaires operating at venues such as colleges, universities, airports and other transportation centers, as well as other retail and entertainment venues. In addition to our own efforts, we are regularly approached by concessionaires and contract feeders whose independent research has identified us as desired for non-traditional venues where they have secured exclusive development rights from venue owners. When it fits our expansion strategies, these opportunities are incorporated into our development plans.

Our comprehensive market planning and site selection process helps guide the successful execution of our growth strategy. We have processes for identifying, analyzing and assigning undeveloped markets for Franchise Store development. Once a market is selected, we carefully screen trade areas for demand based on demographic, psychographic and Jamba Juice specific variables to assess the risk of developing a store or permitting a franchisee to do so. We review trade areas to ensure that they meet our guidelines for new store development and begin the site selection or approval process. Once a trade area is approved, we carefully screen prospective locations for visibility, traffic patterns, ease-of-use, occupancy costs and co-tenancy for potential Franchise Store locations. Our expansion strategy involves using this market planning and site selection process to leverage areas of demand within each market. We use this approach as a means to create critical mass within specific geographic areas of demand, in order to increase brand awareness and improve operating and marketing efficiencies for Franchise Stores while leveraging the costs associated with regional supervision. Distribution efficiencies can also be realized through this strategy.

International Franchising Opportunity

Our international partners work closely with us to build the Jamba Juice brand and implement the Jamba Juice system in their local geographic markets, as well as to maximize revenue and margin growth opportunities, recognizing commercial, cultural and dietary diversity in each market. There were 70 International Stores as of January 3, 2017, with stores located in Indonesia, South Korea, the Philippines, Mexico, Taiwan and the Middle East. As of January 3, 2017, we had six master developers with commitments to open 307 stores internationally.

We anticipate that global new unit development will continue to be a contributor to achieving our stated long term objectives. At the end of fiscal 2016, we had international master development agreements with partners in Indonesia, Thailand, South Korea, the Philippines, Mexico, Taiwan, and the countries of the Gulf Cooperation Council (Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and the United Arab Emirates).

We believe our brand and products have international appeal and we continue to engage in discussions with additional interested partners regarding the expansion of Jamba Juice stores into new international markets. The success of further international expansion will depend on, among other things, local acceptance of the Jamba Juice concept and menu offerings, regional supply chain infrastructure to drive profitable growth for our partners and our ability to attract qualified franchise partners. Our international developer agreements take the form of development and franchise agreements under which we typically receive an initial territory fee, store opening fees and ongoing royalty revenues based on a percentage of sales.

Early progress on our five core strategies has reenergized our company and franchise system and have provided focus for our leadership team. In fiscal 2017, we anticipate that the business will more fully realize the benefits from the work accomplished against each strategy. Work will continue against these core strategies and we expect that further benefits to the business will be realized.

Domestic Store Operations

Franchise Store Management

We continuously partner with franchisees to ensure excellence in Franchise Store operations, principally through our Franchise Business Consultants ("FBCs"). FBCs are Company team members that work closely with franchise owners to review the financial health, strength of the team, best practices and procedures of our franchisees. We engage with our system through a Franchise Advisory Council (“FAC”), which formalizes a channel of communication through a representative group of franchisees to provide advice, counsel and input to us on all aspects impacting our business. Our franchise agreement calls for franchise partners to meet certain operational and maintenance requirements intended to align the operating processes system-wide around a common set of standards. Performance is monitored regularly by the FBCs, who in addition to ensuring operational standards, provide feedback, coaching and support, as needed.

Company Store Management

We believe operational excellence throughout the Jamba system is vital to our success. Our field and store operations teams are responsible for maximizing the performance of our Company Stores across the system. We recruit and retain leaders with broad experience in management within our industry. Our field leadership consists of two Operational Directors and District Managers to support our Company Store operations. Our strong core values have contributed to a highly tenured field team that is deeply experienced and invested in the health of the business and the brand.

Our Store Excellence Program is designed to improve operational execution and performance by establishing comprehensive standards, which we expect all of our stores to achieve and maintain. In addition, we implemented a bonus program that offers Company Store managers rewards on achievement of sales and profit goals. These factors continue to positively impact customer satisfaction and help ensure that all stores in the Jamba System are delivering against the key drivers of customer satisfaction on a consistent basis. We believe team members are the key to our success and support the development of a culture that fosters personal interaction, mutual respect, trust, empowerment, enthusiasm and commitment.

Maintaining a culture and a management style that embodies healthy, active lifestyles in an authentic, fun, friendly and efficient manner in Company Stores, as well as Franchise Stores, is essential as we continue to expand, and we believe that it is critical to developing our brand and ensuring our continued success.

Training

Our training programs ensure all team members in the system have the knowledge needed to deliver excellence in guest experience and connect team members to our mission.  We conduct training through a variety of programs for franchise partners, team members, support center staff and our leadership team on a regular basis. We are dedicated to providing a meaningful experience for all employees, with ample opportunity to develop leadership skills as they build a career at Jamba. All of our training programs reinforce the importance of prioritizing the guest experience and building sales through menu knowledge. Training materials and best practices are available to our franchisees to help create, preserve and support a singular culture of excellence within all of the stores that comprise our system.  Additionally, in 2016 we continued to build our online training resources through Launchpad, an online training eco-system designed to elevate engagement and deliver timely and cost effective training resources to our team and franchise partners.

Recruiting and Retention

We carefully screen potential team members to ensure that they embody our core values and fit into our culture. By maintaining this emphasis and encouraging responsibility and accountability at every level, we believe that we have created a sense of team member loyalty and an open and interactive work environment, resulting in a highly passionate workforce. Our team members are paid competitive wages and are offered opportunities for advancement. In addition to competitive wages, store managers are eligible for performance-based bonuses. In order to preserve a singular culture within the stores that comprise the Jamba System, we share best practice information, qualifications and other relevant information to assist franchisees with hiring and retention.

Advertising and Marketing

In 2016, much of our advertising and marketing efforts focused on product innovation and transformation of our systems and digital eco-system.  We reaffirmed our commitment to providing healthier food and beverage options to consumers, specifically by leveraging our historic core equity of blending. In Q4 2016, we initiated a campaign designed to start consumer conversations about the benefits of blending.

Through a variety of product centric innovations, we focused consumers’ attention on the fresh fruits and vegetables that are used to make Jamba juices, smoothies and bowls, underscoring our commitment to providing healthier food and beverage options and fulfilling our mission of inspiring and simplifying healthy living. We continued our partnership with the technology company Spendgo® to provide consumers with an easy-to-use loyalty solution.

Jamba marketing, promotional and public relations activities are designed to promote the Jamba brand image and differentiate it from competitors. Marketing and promotional efforts focus on providing consumers with simple, easy-to-adopt solutions for pursuing a healthy active lifestyle and we continuously endeavor to improve our social responsibility and environmental practices to achieve long-term sustainability. We believe our marketing efforts in 2016 extended our reach and relevance to consumers. By improving our use of technology, expanding our reach into various lifestyle activities, helping communities and guiding our nation’s youth to improve health and wellness, we have continued to inspire and simplify healthy living and have made progress toward our goal of being a leading health and wellness brand.

Product Supply

We are committed to providing only the finest smoothies, juices, bowls and other food products. Smoothie, juice and bowl products depend heavily upon supplies of fresh and individually quick-frozen (“IQF”) fruit and vegetables. We have an established nationwide fresh produce supply chain in order to facilitate our made-to-order freshly squeezed juice platform. The quality of each beverage depends to a large degree on the quality of the basic fruit and vegetable ingredients from which it is made. It is essential that the supply of fruit and vegetables is of the highest quality and is consistent throughout the year. To achieve these goals, we purchase our projected requirements for the coming year from suppliers at the height of the season. The supply and price of fresh and IQF fruit and vegetables are dependent upon the supply and demand at the time of purchase and are subject to volatility. Supply and price can be affected by multiple factors in the producing regions, including weather, natural disasters and national/regional political and economic conditions.

We buy certain produce and dairy using fixed priced or to-be-fixed priced purchase commitments to secure adequate supply of quality ingredients for our products. As a result, we have purchase obligations with certain suppliers for certain produce and dairy for various terms typically ranging from one year to three years. We depend on our relationships with our suppliers for our supply of produce, dairy and other products. While two distributors accounted for approximately 92% of the supplies delivered to our Company Stores, and also service our Franchise Stores, we believe, based on our established relationships with our suppliers, the risk of non-delivery on our purchase commitments is remote.

Our supply chain, purchasing and product organization are funded by all stores across the Jamba System. This funding contributes to the cost of system-wide procurement and management of our supplies and supports our suppliers. The program allows for cost recovery of certain products purchased by Company Stores and Franchise Stores.

Competition

The retail beverage and food industry remains highly competitive and fragmented. Stores compete based on a number of factors, including quality, price-value relationships, customer service, name recognition, employee hiring and retention and location. We compete with international, national, regional and local retailers of beverage and food products, including quick service restaurants/fast food establishments, coffee shops, juice bars, donut shops, frozen yogurt shops and grocery stores. Competition in the beverage and food market is fragmented, and increasingly so, and a major competitor with substantially greater resources than us could enter the market at any time and compete directly against Jamba Juice stores.

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

California and other states and local jurisdictions have enacted laws, rules, regulations and ordinances which may apply to the operation of a Company Store or a Franchise Store, including those which (a) establish general standards, specifications and requirements for the construction, design and maintenance of the store premises; (b) regulate matters affecting the health, safety and welfare of our customers, such as general health and sanitation requirements for restaurants; employee practices concerning the storage, handling, cooking and preparation of food; special health, food service and licensing requirements; restrictions on smoking; exposure to tobacco smoke or other carcinogens or reproductive toxicants and saccharin; availability of and requirements for public accommodations, including restrooms; (c) set standards pertaining to employee health and safety and mandatory health insurance; (d) set standards and requirements for fire safety and general emergency preparedness; (e) regulate the proper use, storage and disposal of waste, insecticides and other hazardous materials; (f) establish general requirements or restrictions on advertising containing false or misleading claims, or health and nutrient claims on menus or otherwise, such as “low calorie”, “healthy” or “organic”; (g) establish requirements concerning withholdings and employee reporting of taxes on tips; (h) regulate the amount or type of ingredients in food and beverages; and (i) regulate or ban the use of particular packaging materials.

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

We are subject to the U.S. Fair Labor Standards Act, the U.S. Immigration Reform and Control Act of 1986 and various federal and state laws governing various matters including minimum wages, overtime meal and rest periods, accommodations to certain employees and other working conditions. Complying with these rules subjects us to substantial expense and can also expose us to liabilities from claims for non-compliance. In addition, we and our franchisees pay a significant number of our hourly staff at rates consistent with, but higher than, the applicable federal, state or local minimum wage. Accordingly, increases in the minimum wage would increase our labor cost. We are also subject to various laws and regulations relating to our current and any future franchise operations. See “Risk Factors -  Governmental regulation may adversely affect our ability to open new stores or otherwise adversely affect our existing and future operations and results.”

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

Environmental Matters

We and our franchisees are subject to federal, state and local environmental laws and regulations concerning the use of, among others, polystyrene products, and several counties in which our stores are located have already banned the use of our polystyrene cups. We continued to make progress on certain eco-sustainability initiatives first launched in 2009, including phasing out the use of polystyrene cups, as well as increasing the use of recyclable products and reducing waste. At the beginning of 2016 we launched plastic cups, which are more easily recycled than the double-walled coated paper cups we introduced in 2013. Our other green initiatives include the use of more environmentally friendly packaging for our cup carriers, oatmeal cups and lids, breakfast clear cups and lids, spoons and napkins, all of which are made from recycled material. We have also reduced the amount of corrugated cardboard used for bulk shipping, reduced labeling requirements, and reduced freight, resulting in lower fuel emissions. We have established several optimization programs to reduce waste, such as participation in recycling and composting programs for our food waste, where it is feasible for us to do so.

Trademarks and Domain Names

We own and/or have applied to register numerous trademarks and service marks in the United States and in other jurisdictions throughout the world. Some of our trademarks, including Jamba Juice ® and the Jamba logo are of material importance to the Company. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained. In addition, the Company has registered and maintains numerous Internet domain names, including “jamba.com” and “jambajuice.com”.

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

Company Stores use the Company’s licensed labor management software to record employee time clock information, schedule labor and provide management reports. Company Stores and many Franchise Stores use the Company’s licensed food cost management software to improve inventory management and provide management reports.

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

Executive Officers

Our executive officers, their respective ages and positions and descriptions of their business experience are set forth below. There are no family relationships among any of the executive officers named below.

David A. Pace, Chief Executive Officer, age 58

Mr. Pace is one of our directors as well as our Chief Executive Officer, and, as such, his biographical information is included below under Item 10 “Directors, Executive Officers and Corporate Governance”.

Marie L. Perry, Executive Vice President, Chief Financial Officer and Chief Administrative Officer, age 52

Ms. Perry has served as the Company’s Chief Financial Officer, Executive Vice President and Chief Administrative Officer since August 2016 and served as the Company’s Executive Vice President, Finance, from May 2016 to August 2016. From 2003 to 2016, Ms. Perry held roles leading all aspects of the Brinker International finance team including having served as interim CFO during a 12-month period, and most recently, serving as Senior Vice President, Controller and Treasurer. Ms. Perry also held senior finance and accounting roles at American Airlines and KPMG.

Claudia Schaefer, Senior Vice President and Chief Marketing Officer, age 49

Ms. Schaefer has served as the Company’s Chief Marketing Officer and Senior Vice President since November 2017. Previously, Ms. Schaefer served as Chief Marketing Officer for Cheddar’s Casual Café from January 2015 to November 2017. From 2008 to 2015, Ms. Schaefer served as Vice President of Marketing at Brinker International. From 2004 to 2008, Ms. Schaefer served as Vice President of International Restaurants for T.G.I. Friday’s.

Joe Thornton, Senior Vice President, Chief Operations Officer, age 50

Mr. Thornton has served as the Company’s Senior Vice President, Chief Operations Officer, since March 2017.  Previously, Mr. Thornton served as Vice President, U.S. License Stores, for Starbucks Coffee Company from February 2016 to March 2017.  From 2006 to 2016, Mr. Thornton held a variety of other leadership positions at Starbucks Coffee Company. From 1992 to 2006, Mr. Thornton held operational leadership roles at Blockbuster Video.

Employees

As of January 3, 2017, we employed approximately 1,177 persons, approximately 109 of whom were at our corporate offices or part of our field, licensing, direct selling and franchise support and operations. The remainder of our team members was comprised of Company Store management and hourly store personnel. The Company also hires a significant number of seasonal team members during its peak selling seasons of the spring and summer. Our team members are not covered by a collective bargaining agreement. We consider our employee relations to be good. We place a priority on staffing our stores and support center positions with highly skilled team members who embrace our culture and we invest in training programs to ensure the quality of our store operations.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at http://ir.jambajuice.com, free of charge as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the Securities and Exchange Commission (the “SEC”). The SEC also maintains an Internet site that contains reports, proxy and information statements and other information that we file electronically with the SEC at https://www.sec.gov/edgar. The public may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at U.S. Securities and Exchange Commission Office of FOIA/ PA Operations, 100 F Street, NE, Washington, DC 20549-2736. Investors may obtain information on the operation of the SEC Public Reference Room by calling the SEC at 1-800-SEC-0330. Our Corporate Governance Principles and Practices, Board of Directors committee charters (including the charters of the Audit Committee, Compensation and Executive Development Committee and Nominating and Governance Committee) and our code of ethics entitled “Code of Business Conduct and Ethics” also are available at that same location on our website. Information on our website is not incorporated into this annual report. Further, our references to the URLs for these websites are intended to be inactive textual references only. Shareholders may request free copies of these documents from:

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

You should carefully consider the risks described below. If any of the risks and uncertainties described below actually occurs, our business, financial condition and results of operations could be materially and adversely affected. The risk factors listed below have been identified as material, however, are not exhaustive. Other sections of this Annual Report on Form 10-K include additional factors that could adversely impact our business, financial condition and results of operations. Moreover, we operate in a very competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operation.

RISKS RELATED TO OUR BUSINESS

The loss of our Chief Executive Officer, or one or more of our executive management team could adversely affect our business.

On January 22, 2016, David A. Pace who has been on our Board of Directors since 2012 was appointed Chief Executive Officer of the Company. Our success depends substantially on the contributions and abilities of our executive management team as well as other key employees. We believe that these individuals understand our operational strategies and priorities and the steps necessary to drive our long-term growth and shareholder value. Competition for personnel in our industry is strong and the ability to retain key employees can be difficult. While we have entered into employment agreements with each of our executive officers, we cannot make any assurances that we can retain these individuals for the period necessary for us to achieve and sustain profitability. Our failure to retain and motivate executive management, key employees and Chief Executive Officer sufficient to maintain a competitive position within our industry, and to implement our strategic priorities, would adversely affect our results of operations.

The relocation of our corporate headquarters and data center could adversely affect our operations, operating results and financial condition, as we have experienced and may continue to experience disruptions to our business.

During 2016, we relocated our corporate headquarters from Emeryville, California to Frisco, Texas, a suburb of Dallas. In addition, we relocated our data center from Emeryville, California to Richardson, Texas, also a suburb of Dallas. We incurred expenses of approximately $7.4 million as a result of the move, associated with personnel relocation, employee attrition, retention, severance and replacement, office relocation and other costs. The relocation is intended to, among other things, reduce costs, attract and retain talent and provide a more central location for our market expansion plans.

The relocation included our corporate operations including human resources, finance and accounting, information technology and legal teams, our data center and associated employees. The relocation resulted in significant employee turnover and the planned and unplanned loss of personnel led to business disruptions stemming from delays in filling vacant positions and a lack of personnel with institutional or procedural knowledge and experience. The relocation has also required significant management time and effort, greater than had been anticipated, which was not otherwise devoted to focusing on ongoing business operations and other initiatives and opportunities.

As previously disclosed in the our Form 12b-25 filings with respect to our Form 10-K for our fiscal year ended January 3, 2017 and Form 10-Q for our quarters ended April 4, 2017, July 4, 2017 and October 3, 2017, our financial statements have been delayed as a result of significant changes occurring in 2016, including the relocation of our corporate office in 2016. While we had implemented a transition plan to mitigate the risk relating to the relocation, the replacement and training of new personnel Company wide and transition of operating knowledge created unanticipated difficulties and delays in completing our year-end financials.

The expected benefits of the move may not be fully realized due to associated disruption to our operations and personnel. Any continued difficulties or disruptions could have an adverse effect on our business, results of operations or financial condition.

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

Laws and regulations regarding climate change, energy usage and emissions controls may impact the Company directly through higher costs of goods. The potential impacts of climate change and climate change regulations are highly uncertain at this time, and the Company cannot anticipate or predict the material adverse effect on our financial condition, results of operations or cash flows as a result of climate change and climate change regulations. For instance, changes in the prevailing climate may result in a reduction in, or increased prices of available produce and packaging, which may adversely affect our revenue and operating margins.

Our financial results depend upon the operating results of our franchisees.

Following the implementation of our significant refranchising initiative, we receive a substantial portion of our revenues in the form of royalties and other franchise revenues, which are generally based on development fees, initial franchise fees and a percentage of sales at franchise-operated stores and Jamba Juice Expresses. Accordingly, our financial results to a large extent are dependent upon the operational and financial success of our franchisees. If sales trends or economic conditions worsen for our franchisees, their financial results may deteriorate and our royalty and other revenues may decline and our accounts receivable from franchisees and related allowance for doubtful accounts for our franchisees may increase.

We may not be successful in implementing our strategic priorities, which may have a material adverse impact on our business and financial results.

Our business depends upon our ability to implement our strategic priorities, which we believe necessary to support the Company’s continued growth and long-term shareholder value. There can be no assurance that we will be able to continue to successfully implement our strategic priorities or whether these strategic priorities will be successful, and a failure of either could impede our growth and negatively affect our operating results.

We have a history of net losses and may incur losses in the future.

We have incurred net losses in six of the last eight fiscal years. We may continue to incur net losses in the future, and we cannot assure you that we will ever sustain profitability. Continued losses could adversely affect our liquidity and cash reserves and could negatively affect our operating results.

Failure to establish and maintain our internal control over financial reporting may result in us not being able to accurately report our financial results which could result in the loss of investor confidence and adversely affect the market price of our common stock.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. For fiscal 2016, we disclosed a material weakness in our internal control over financial reporting related to ineffective risk assessment of the risks of material misstatement in financial reporting. This material weakness was related to significant changes in our business model, leadership, key personnel, and relocation of our corporate office.  These changes resulted in a significant increase in non-routine transactions and impacted certain routine processes needed to effectively accumulate and present consolidated financial results. This material weakness affected the design, implementation and operation of controls over the preparation, analysis and review of significant balances and disclosures and impacted its ability to close the books in a timely manner. This material weakness also contributed to misstatements related to a number of significant accounts and disclosures.

As a result of this material weakness, our management has developed a comprehensive remediation plan designed to address the factors contributing to the material weakness noted above and improve our overall system of internal controls. Our remediation plan provides that we will improve our system of internal controls by enhancing our risk assessment process, including ongoing evaluation of all of components established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

If we expand our operations into new geographic areas through new Company Stores, Franchise Stores, Jamba Juice Express, or introduce new products with special manufacturing, storage or distribution requirements, we may have to seek new suppliers and service providers, or enter into new arrangements with existing ones. We may also encounter difficulties or be unable to negotiate pricing or other terms as favorable as those we currently enjoy, which could harm our business and operating results. For example, the potential growth in smaller format stores may cause the frequency of shipments to increase and the average number of cases per shipment to decrease, thereby increasing the Company’s per case shipment costs.

The Company’s success depends on the value of the Jamba Juice® brands.

The Jamba Juice® brand promise is to inspire and simplify healthy living. We believe we must preserve and grow the value of the Jamba Juice brands in order to be successful in building our business, and particularly in building a consumer products growth platform under the Jamba brands. Brand value is based in part on consumer perceptions, and the Jamba Juice brand has been highly rated in several recent brand studies. We intend to reinforce and extend these perceptions for the Jamba brands to help support our licensing efforts. Our brand building initiatives involve increasing our product offerings, opening new Franchise Stores and Jamba Juice Express platforms, and entering into licensing arrangements to increase awareness of our brands and create and maintain brand loyalty. Our franchisees and licensees are often authorized to use our logos and provide branded beverages, food and other products directly to customers. We provide training and support to, and monitor the operations of, these business partners, but the product quality and service they deliver may be diminished by any number of factors beyond our control, including financial pressures. We believe customers expect the same quality of products and service from our franchisees and licensees as they do from us. Any shortcoming of one of our business partners, particularly an issue affecting the quality of the service experience or the safety of beverages or food, may be attributed by customers to us, thus damaging our reputation and brand value and potentially affecting our results of operations. If our brand building initiatives are unsuccessful, or if business incidents occur that erode consumer perceptions of our brand, then the value of our products may diminish and we may not be able to implement our business strategy.

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

Labor is a primary component in the cost of operating our business. We compete with other employers in our markets for hourly workers and may become subject to higher labor costs as a result of such competition. We devote significant resources to recruiting and training our team members. A considerable number of the team members employed by us are paid at rates related to the federal minimum wage. In 2009, the federal minimum wage increased to $7.25 per hour. Additionally, many of our Company Store team members work in stores located in states where the minimum wage is greater than the federal minimum wage and receive compensation equal to the state’s minimum wage. The current minimum wage in California for businesses with 26 or more employees increased to $10.50 per hour effective January 1, 2017, and increases each year until reaching $15.00 per hour in 2022.

Moreover, municipalities may set minimum wages above the applicable state standards, such as in San Francisco, which raised the minimum wage to $13.00 as of July 1, 2016, and will reach $15.00 on July 1, 2018. Any further increases in the federal minimum wage or the enactment of additional state or local minimum wage increases where our employees may be located will increase our labor costs. Competition for employees in various markets could also result in higher required wage rates. Furthermore, the Company is self-insured for employee healthcare and dental benefits. The Company pays a substantial part of the healthcare benefits for team members at the general manager level and above and for those working at the Company’s corporate office. The Company has a guaranteed cost Worker’s Compensation policy effective October 1, 2016. Liabilities associated with our self-insured plans the Company retains are estimated in part, by considering historical claims experience, reserves and other actuarial assumptions. The estimated accruals for these liabilities are based on statistical analyses of historical industry data as well as the Company’s actual historical trends. If actual claims experience differs from the Company’s assumptions, historical trends, and estimates, changes in the Company’s insurance reserves could materially impact our results of operations.

The Patient Protection and Affordable Care Act enacted in 2010, as well as other healthcare reform legislation being considered by Congress and state legislatures may have a material adverse impact on our business. We continue to monitor and evaluate any impact the Patient Protection and Affordable Care Act or alternative regulations may have on our business.

We are reliant on our outsourcing partner to provide effective administrative functions.

During the latter part of 2014, we engaged a third party service provider to provide outsourced accounting, IT, human resources and contract management services. This may allow us to achieve efficiencies and cost savings, in part, through a reduction in our workforce. If our outsourcing partner fails to perform at a sufficient level to ensure our efficient operation, we may not have the resources to timely and efficiently take over those functions, and our financial performance might be adversely impacted as a result.

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

Our operations may be subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, pandemics, fire, earthquake, flooding or other natural disasters. These disruptions can result in, among other things, lost sales when consumers stay home or are physically prevented from reaching our stores, property damage, lost sales when our stores are forced to close for extended periods of time and interruptions in supply when vendors suffer damages or transportation is affected. If a natural disaster were to occur near our headquarters and data center in Frisco, Texas, our corporate offices and data center may be damaged or destroyed. Such a disruption could result in the temporary or permanent loss of critical data, suspension of operations, delays in shipments of product, and disruption of business in both the affected region and nationwide, which would adversely affect our revenue and results of operations.

We are highly dependent on the financial performance of stores concentrated in certain geographic areas.

Our financial performance is highly dependent on stores located in California. Stores located in California comprise over 74% of Company Stores and generate a significant portion of our Company Store revenue. These stores also comprise approximately 46% of our total global system stores. If geographic regions in which we have a high concentration of stores experience significant economic pressures, our sales and operating results could be negatively impacted. In addition, state and local laws, government regulations, weather conditions and natural disasters affecting California and other regions where we have a high concentration of stores may have a material impact upon our operating results.

We may not realize the anticipated benefits of any acquisitions, joint ventures or strategic investments.

We expect to continue to evaluate and consider a wide array of potential strategic transactions, including acquisitions, joint ventures and strategic investments. At any given time, we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. We may not realize the anticipated benefits of any or all of our acquisitions, joint ventures or strategic investments, or we may not realize them in the time frame expected. Future acquisitions, joint ventures or strategic investments may require us to issue additional equity securities, spend a substantial portion of our available cash, or incur debt or liabilities, amortize expenses related to intangible assets or incur write-offs of goodwill, which could adversely affect our results of operations and dilute the economic and voting rights of our shareholders.

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

The new presidential administration may make substantial changes to regulatory policies that may adversely affect our business.

The new presidential administration has called for substantial change to various policies and regulations, including labor, healthcare, trade, tax and fiscal policy. We cannot predict the impact, if any, of these changes to our business. However, it is possible that these changes could adversely affect our business. It is likely that some policies adopted by the new administration will benefit us and others will negatively affect us. Until we know what changes are enacted, we will not know whether in total we benefit from, or are negatively affected by, the changes.

In December of 2017, the U.S. government enacted comprehensive tax legislation that includes significant changes to the taxation of business entities, including, among other provisions, a permanent reduction to the corporate income tax rate. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected.

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

Our current growth strategy is to continue to pursue an asset-light business model, including selling Company Stores, and increasing the number of franchise locations as a percentage of all stores in the Jamba System. By emphasizing Franchise Store development, we receive an increasingly significant amount of our revenues in the form of royalties from our franchisees. Accordingly, the success of our business is increasingly dependent upon the operational and financial success of our franchisees. This strategy is subject to risks and uncertainties, which may be concentrated where any particular franchisee owns a significant number of franchise locations. While our franchise agreements set forth certain operational standards and guidelines, we have limited control over how our franchisees’ businesses are run, and any significant inability of our franchisees to operate successfully could adversely affect our operating results through decreased royalty payments. We may not be able to identify franchisee candidates with appropriate experience and financial resources or to negotiate mutually acceptable agreements with those that do. Our franchisee candidates may not have access to the financial or management resources that they need to open or continue operating the stores contemplated by their franchise agreements with us. In addition, franchisees may not be able to find suitable sites on which to develop new stores or negotiate acceptable lease terms for the sites, obtain the necessary permits and government approvals or meet construction schedules. If our franchisees incur too much debt or if economic or sales trends deteriorate such that they are unable to repay existing debt, it could result in financial distress or even possible insolvency or bankruptcy. Some of our franchisees experienced financial pressures during fiscal 2016, 2015 and 2014. If a significant number of our franchisees become financially distressed, this could harm our operating results through reduced or delayed royalty payments or increased rent obligations for leased properties on which we are contingently liable.

Expansion into new geographic markets may present increased risks.

Franchise growth is planned in new geographic areas in the United States and select international markets. Our future results, and the results of new Franchise Stores, depend on various factors, including successful selection and expansion into these new geographic markets and market acceptance of the Jamba Juice experience. Those markets may have different competitive conditions, consumer tastes and discretionary spending patterns as compared to existing markets. As a result, those new stores may be less successful than stores in our existing markets. Consumers in a new market may not be familiar with the Jamba Juice brand, and we may need to build brand awareness in that market through greater investments in advertising and promotional activity than we originally planned. Franchisees may find it more difficult in new markets to hire, motivate and keep qualified employees who can project our vision, passion and culture. Stores opened in new markets may also have lower average store revenue than stores opened in existing markets, and may have higher construction, occupancy or operating costs than stores in existing markets. Furthermore, we may have difficulty in finding reliable suppliers or distributors or ones that can provide us, either initially or over time, with adequate supplies of ingredients meeting our quality standards. Revenue at stores opened in new markets may take longer to increase and reach expected revenue levels, and may never do so, thereby affecting our overall royalty income. As with the experience of other retail food concepts that have tried to expand nationally and internationally, we may find that the Jamba Juice concept has limited appeal to customers in new markets or we may experience a decline in the popularity of the Jamba Juice experience. Newly opened stores may not succeed, future markets and stores may not be successful and, even if we are successful, our average store revenue, and the royalty income generated therefrom, may not increase and may even decline.

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

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes: (i) maintaining reasonably detailed records that accurately and fairly reflect our transactions; and (ii) providing reasonable assurance that we (a) record transactions as necessary to prepare the financial statements, (b) make receipts and expenditures in accordance with management authorizations; and (c) would timely prevent or detect any unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. In addition, we are required to comply with a variety of reporting, accounting and other rules and regulations.  Compliance with existing requirements is expensive. Our accounting systems are older and require manual processing. We may need to implement additional finance and accounting systems and procedures and controls to comply with our reporting requirements. A significant financial reporting failure could cause an immediate loss of investor confidence in us and a sharp decline in the market price of our common stock.

In 2016, the Company underwent significant changes in its business model, leadership, key personnel, and relocation of its corporate office. These changes resulted in a significant increase in non-routine transactions and impacted certain routine processes needed to effectively accumulate and present consolidated financial results. The Company identified that its risk assessment process, which was intended to identify new transactions and changes to existing processes and design appropriate control activities over financial reporting, was not sufficient to prevent or detect material misstatement in a timely basis. Consequently, a material weakness in internal control over financial reporting resulted from ineffective risk assessment of material misstatement in financial reporting.

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

Certain provisions in our corporate documents and Delaware law may delay or prevent a change of control of us, which could adversely affect the price of our common stock. For example, the Company’s amended and restated certificate of incorporation and bylaws include anti-takeover provisions such as:

•	limitations on the ability of shareholders to amend our charter documents, including shareholder supermajority voting requirements;
•	the inability of shareholders to act by written consent or to call a special meeting absent the request of the holders of a majority of the outstanding common stock; and
•	advance notice requirements for nomination for election to the board of directors and for shareholder proposals.

The Company is also afforded the protections of Section 203 of the Delaware General Corporation Law which prevents it from engaging in a business combination with a person who acquires at least 15% of its common stock for a period of three years from the date such person acquired such common stock, unless board of directors or shareholder approval is obtained.

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

The Company’s headquarters were located in Emeryville, California and were relocated to Frisco, Texas in the fourth quarter of fiscal year 2016. The Emeryville facility was occupied under a lease for approximately 37,000 square feet, at a cost of approximately $1.2 million per year and has a lease term that expired on January 31, 2017. The Frisco facility is occupied under a lease for approximately 25,000 square feet, at a cost of approximately $0.8 million per year and has a lease term that expires on March 31, 2027.

The Company, including our franchisees, currently operates all of its stores under leases and typically signs five to 15 year leases. The Company does not intend to purchase real estate for any of its sites in the future. The Company believes that the size and flexibility of its format provide it with a competitive advantage in securing sites. At January 3, 2017, the Company served its customers primarily through a combination of Company Stores, Franchise Stores and International Stores in 35 different States, the District of Columbia, Indonesia, Taiwan, South Korea, the Philippines, Mexico and the Middle East.

	Store Count as of January 3, 2017
	Company Stores	Franchise & International Stores	Total
United States
Arizona	—	40	40
California	49	367	416
Colorado	—	25	25
Connecticut	—	2	2
Delaware	—	1	1
District of Columbia	—	3	3
Florida	—	30	30
Georgia	—	7	7
Hawaii	—	37	37
Idaho	—	11	11
Illinois	13	6	19
Indiana	—	1	1
Iowa	—	1	1
Kentucky	—	1	1
Louisiana	—	3	3
Maryland	—	5	5
Massachusetts	—	3	3
Michigan	—	7	7
Minnesota	—	10	10
Missouri	—	6	6
Montana	—	1	1
Nevada	—	17	17
New Jersey	1	7	8
New York	2	22	24
North Carolina	—	7	7
Ohio	—	4	4
Oklahoma	—	7	7
Oregon	—	25	25
Pennsylvania	—	9	9
Tennessee	—	4	4
Texas	1	37	38
Utah	—	23	23
Virginia	—	6	6
Washington	—	32	32
Wisconsin	—	5	5
Wyoming	—	1	1
Total in United States	66	773	839
International
Indonesia	—	4	4
Mexico	—	2	2
Middle East	—	9	9
Philippines	—	26	26
South Korea	—	25	25
Taiwan	—	4	4
Total International	—	70	70
Grand Total	66	843	909

ITEM 3.	LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising in the ordinary course of its business, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR JAMBA, INC.’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The shares of Jamba, Inc. common stock are currently quoted on the NASDAQ Global Market under the symbol JMBA. The closing price per share of Jamba, Inc. common stock as reported on the NASDAQ Global Market on February 2, 2018, was $7.55.

The following table sets forth, for the fiscal quarter indicated, the quarterly high and low closing sales prices of our shares of common stock as reported on the NASDAQ Global Market, as applicable, for each quarter during the last two fiscal years.

	Common Stock
	High	Low
2015 First Quarter	16.80	13.71
2015 Second Quarter	16.77	14.98
2015 Third Quarter	16.33	12.92
2015 Fourth Quarter	14.75	12.75
2016 First Quarter	13.64	11.76
2016 Second Quarter	13.52	10.08
2016 Third Quarter	11.51	10.02
2016 Fourth Quarter	10.94	9.75

We have not historically paid any cash dividends on our common stock and do not currently have plans to pay any cash dividends. As of February 2, 2018, there were 91 holders of record of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

Our equity compensation plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.

Performance Graph

The following graph compares our cumulative total shareholder return since December 31, 2011 with the cumulative total return of (i) the NASDAQ Composite Index; (ii) the Russell 2000 Index; and (iii) Russell MicroCap Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on January 3, 2012. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock. This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

ITEM 6.	SELECTED FINANCIAL DATA

The table below summarizes the Company’s recent financial information. The historical information was derived from the consolidated financial statements of Jamba, Inc. and subsidiary for the fiscal years ended January 3, 2017, December 29, 2015, December 30, 2014, December 31, 2013 and January 1, 2013. The data set forth below should be read in conjunction with the consolidated financial statements and notes thereto in Item 8 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Statements of Operations Data

(In thousands, except share data and per share amounts)

	Fiscal Year Ended January 3, 2017 (1) (2)	Fiscal Year Ended December 29, 2015 (2)	Fiscal Year Ended December 30, 2014 (2)	Fiscal Year Ended December 31, 2013 (2)	Fiscal Year Ended January 1, 2013 (2)
Revenue:
Company stores	$51,282	$137,025	$198,737	$212,887	$215,125
Franchise and other revenue	28,341	24,651	19,311	16,362	13,664
Total revenue	79,623	161,676	218,048	229,249	228,789
Costs and operating expenses (income):
Cost of sales	12,601	33,737	52,236	52,211	50,215
Labor	17,872	44,732	61,749	62,015	63,086
Occupancy	7,659	18,951	27,630	29,350	29,473
Store operating	9,285	25,152	33,089	34,802	33,524
Depreciation and amortization	5,749	6,569	10,084	10,974	11,062
General and administrative	37,958	36,872	37,278	37,771	40,771
Loss (gain) on disposal of assets	790	(21,609)	(2,957)	(3,153)	648
Store pre-opening	1,224	1,031	763	880	604
Impairment of long-lived assets	3,410	2,523	175	728	711
Store lease termination and closure	4,160	1,669	575	148	421
Other operating, net	1,083	1,795	726	1,155	(2,339)
Total costs and operating expenses (income):	101,791	151,422	221,348	226,881	228,176
(Loss) income from operations	(22,168)	10,254	(3,300)	2,368	613
Other income (expense):
Interest income	250	137	74	9	61
Interest expense	(439)	(220)	(195)	(242)	(217)
Total other income (expense), net	(189)	(83)	(121)	(233)	(156)
(Loss) income before income taxes	(22,357)	10,171	(3,421)	2,135	457
Income tax expense	(79)	(701)	(168)	(55)	(155)
Net (loss) income	(22,436)	9,470	(3,589)	2,080	302
Preferred stock dividends and deemed dividends	—	—	—	(588)	(2,181)
Less: Net income attributable to noncontrolling interest	—	52	43	—	—
Net (loss) income attributable to Jamba, Inc.	$(22,436)	$9,418	$(3,632)	$1,492	$(1,879)
Weighted-average shares used in the computation of (loss) earnings per share attributable to Jamba, Inc.:
Basic	15,229,102	15,787,806	17,197,904	16,793,235	14,139,888
Diluted	15,229,102	16,228,033	17,197,904	17,222,030	14,139,888
(Loss) earnings per share attributable to Jamba, Inc. common shareholders:
Basic	$(1.47)	$0.60	$(0.21)	$0.09	$(0.13)
Diluted	$(1.47)	$0.58	$(0.21)	$0.09	$(0.13)

(1)	Fiscal year ended January 3, 2017 contains the results of operations for 53 weeks.
(2)	Share and per share data have been adjusted for all periods presented to reflect a five-for-one reverse stock split effective May 31, 2013.

Selected Balance Sheet and Operating Data

(in thousands, fiscal years ended):

	January 3, 2017	December 29, 2015	December 30, 2014	December 31, 2013	January 1, 2013
Cash and cash equivalents	$7,133	$19,730	$17,750	$32,386	$31,486
Total assets	41,620	69,616	92,489	97,916	93,613
Total liabilities	55,397	64,625	75,744	71,074	72,101
Series B redeemable preferred stock	—	—	—	—	7,916
Total shareholders’ (deficit) equity	(13,777)	4,991	16,745	26,842	13,596
Total liabilities and shareholders’ (deficit) equity	41,620	69,616	92,489	97,916	93,613
Selected Operating Data
Percentage change in Company Store comparable sales(1)	0.8%	1.5%	2.8%	0.5%	5.1%
Total Company Stores	66	70	263	268	301
Total Franchise Stores - Domestic	773	748	543	535	473
Total International Stores	70	75	62	48	35
Total Stores	909	893	868	851	809

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

JAMBA, INC. OVERVIEW

Jamba, Inc. through its wholly-owned subsidiary, Jamba Juice Company, is a healthful, active lifestyle brand with a robust global business driven by a portfolio of franchised and company-owned Jamba Juice ® stores and Jamba Juice ExpressTM formats. We are a leading restaurant retailer of “better-for-you” specialty beverage and food offerings which include flavorful, whole fruit and vegetable smoothies, fresh squeezed juices and juice blends, Energy Bowls™, signature “boosts”, shots and a variety of food items including: hot oatmeal, breakfast wraps, sandwiches, Artisan Flatbreads™, baked goods and snacks.

We operate on a 52 or 53 week fiscal year ending on the Tuesday closest to December 31st. Our fiscal quarters are comprised of 13 weeks, with the exception of the fourth quarter of a 53 week year, which contains 14 weeks. Fiscal year 2016 contained 53 weeks and fiscal years 2015 and 2014 each contained 52 weeks.

Fiscal 2016 Financial and Business Highlights

•	Franchisees opened 73 new Jamba Juice stores globally; which included 27 traditional stores, 17 non-traditional stores, 10 Jamba Juice Express in the United States and 19 new International Stores.
•	At January 3, 2017, there were 909 stores globally, including 47 express format stores: 66 Company Stores, 773 Domestic Franchise Stores and 70 International Stores.
•	Company Store comparable sales increased 0.8%. This is the sixth consecutive fiscal year of comparable store sales growth for Company Stores.
•

Total revenue for the year decreased $82.1 million to $79.6 million from $161.7 million for the prior year. We substantially completed our move to an asset-light model during our 2015 fiscal year and we now have 93% of our locations owned by experienced franchisees. As a result, Company Store revenue (and related expense) comparisons to the prior year reflected significant decreases on a quarterly and annual basis for fiscal 2015 and fiscal 2016.

•

System-wide comparable sales (includes both Company and Franchise stores) declined 0.2% for the year compared to the prior year.  The decline results from a reduction in transaction count, partially offset by an increase in the average check amount. Franchise Store comparable sales declined 0.3%. System-wide and Franchise Store comparable store sales are non-GAAP financial measures and represent the change in year-over-year sales, for stores opened for at least one full fiscal year.

•

Loss from operations was $(22.2) million and operating margin was (27.8%) for the year. General and administrative expenses (“G&A”) for the year increased  $ 1.1 million, or 2.9%, to $38.0 million or 47.7% as a percentage of total revenue, for the fiscal year 2016, compared to $36.9 million, or 22.8% as a percentage of total revenue, in the prior year. Included in the 2016 results were $7.4 million of expenses related to the relocation of our corporate headquarters, impairment charges of $3.4 million and $2.0 million due to legal proceedings.

•

During the fourth quarter, we substantially completed the relocation of our corporate headquarters from Emeryville, California to Frisco, Texas, a suburb of Dallas. The stated objectives of the move were to reduce costs, provide improved access to skilled restaurant talent and establish a more central location for our market expansion plans. This transition allows us to re-align our support team with the skills required to support an asset-light model. In fiscal year 2016, we incurred $7.4 million in expense and $2.1 million of capital expenditures, associated with personnel relocation, employee attrition, retention, severance and replacement, office relocation and other costs associated with the relocation.

•

During the fourth quarter, after a detailed analysis of the performance and potential of JambaGO®, we managed a controlled exit that was substantially completed at the end of Q1 2017. As of January 3, 2017, we accrued $0.9 million primarily related to contract termination costs. We also recognized a non-cash charge, relating to impairment of property, plant and equipment, of approximately $2.3 million related to this exit. As of January 3, 2017, assets of $0.2 million related to JambaGO® were reclassified to assets held for sale in the consolidated balance sheets.

•

In the fourth quarter we completed the refranchising of a Company Store in Emeryville, California. We also announced that we are exploring the refranchising 13 company-owned operations in the Chicago area which was subsequently completed in the second quarter of 2017. The Chicago transaction would include a development agreement to grow the market over the next several years. We recognized a non-cash charge, relating to impairment of property, plant and equipment for these Chicago stores, of approximately $0.7 million.

RESULTS OF OPERATIONS

The discussion that follows should be read in conjunction with the consolidated financial statements and notes thereto. The following table sets forth selected operating data as a percentage of total revenue (unless otherwise noted), of certain items included in our consolidated statements of operations, for the periods indicated.

	Fiscal Year Ended (1)
	January 3, 2017	December 29, 2015	December 30, 2014
Revenue:
Company Stores	64.4%	84.8%	91.1%
Franchise and other revenue	35.6%	15.2%	8.9%
Total revenue	100.0%	100.0%	100.0%
Costs and operating expenses (income):
Cost of sales	24.6%	24.6%	26.3%
Labor	34.9%	32.6%	31.1%
Occupancy	14.9%	13.8%	13.9%
Store operating	18.1%	18.4%	16.6%
Depreciation and amortization	7.2%	4.1%	4.6%
General and administrative	47.7%	22.8%	17.1%
Loss (gain) on disposal of assets	1.0%	(13.4)%	(1.4)%
Store pre-opening	1.5%	0.6%	0.3%
Impairment of long-lived assets	4.3%	1.6%	0.1%
Store lease termination and closure	5.2%	1.0%	0.3%
Other operating, net	1.4%	1.1%	0.3%
Total costs and operating expenses (income):	127.8%	93.7%	101.5%
(Loss) income from operations	(27.8)%	6.3%	(1.5)%
Other income (expense):
Interest income	0.3%	0.1%	0.1%
Interest expense	(0.6)%	(0.1)%	(0.1)%
Total other expense, net	(0.2)%	(0.1)%	0.0%
(Loss) income before income taxes	(28.1)%	6.3%	(1.5)%
Income tax expense	(0.1)%	(0.4)%	(0.1)%
Net (loss) income	(28.2)%	5.9%	(1.6)%
Less: Net income attributable to noncontrolling interest	0.0%	(0.1)%	0.0%
Net (loss) income attributable to Jamba, Inc.	(28.2)%	5.8%	(1.6)%

(1)

Cost of sales, labor, occupancy and store operating expense percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue. Certain percentage amounts do not sum to total due to rounding.

Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

Management reviews and discusses its operations based on both financial and non-financial metrics. Among the key financial metrics upon which management focuses is performance based on the Company’s consolidated GAAP results, including Company Store comparable sales, franchise and other revenue, and income from operations. Management also uses certain supplemental, non-GAAP financial metrics in evaluating financial results, including Franchise Store comparable sales and system-wide comparable sales.

Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least one full year. Franchise Store comparable sales, a non-GAAP financial measure, represents the change in year-over-year sales for all Franchise Stores opened for at least one full year, as reported by franchisees excluding International Stores. System-wide comparable store sales, a non-GAAP financial measure, represents the change in year over-year sales for all Company and Franchise Stores opened for at least one full year and is based on sales by both company-owned and domestic franchise operated stores, as reported by franchisees, which are in the store base. System-wide comparable store sales excludes International Stores, JambaGO® units and Jamba Juice Express™.

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

We review the increase or decrease in Company Store comparable sales, Franchise Store comparable sales and system-wide comparable sales compared with the same period in the prior year to assess business trends and make certain business decisions. We believe that Franchise Store comparable sales and system-wide comparable sales data, both non-GAAP financial measures, are useful in assessing the overall performance of the Jamba brand and, ultimately, the performance of the Company.

We underwent significant changes in our business model, leadership, key personnel, and relocation of our corporate office. These changes resulted in a significant increase in non-routine transactions and impacted certain routine processes needed to effectively accumulate and present consolidated financial results. We identified that our risk assessment process, which was intended to identify new transactions and changes to existing processes and design appropriate control activities over financial reporting, was not sufficient to prevent or detect material misstatement on a timely basis. Consequently, a material weakness in internal control over financial reporting resulted and is described in “ITEM 9A. Controls and Procedures.” Management has begun implementing a plan to assess risks of material misstatement over financial reporting, including the enhancement of internal control activities, and training of key process owners. Management, with the oversight of the Audit Committee has dedicated significant incremental resources to successfully implement and test effectiveness of the enhanced controls throughout fiscal 2017. G&A expenses are expected to be negatively impacted by costs in connection with the remediation plan in fiscal 2017.

On December 22, 2017 the U.S. government passed sweeping tax legislation with the “Tax Cuts and Jobs Act” which includes significant changes to the taxation of business entities. These legislative changes begin to take effect after December 31, 2017. These changes include, among others, (i) a permanent reduction of the corporate income tax rate to a flat 21%,  (ii) a repeal of the corporate alternative minimum tax (AMT), (iii) changes to tax depreciation for first-year property, luxury automobiles and qualified leasehold improvements, (iv) a partial limitation on the deductibility of business interest expense, (v) for losses incurred after December 21, 2017 the NOL deduction is limited to 80% of taxable income with an indefinite carry forward and (vi) a disallowance of entertainment expenses but an expansion of the types of expenses allowable as a 50% business meal expenditure.  Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, we continue to assess the impact of the recently enacted federal tax reform legislation on our business and our consolidated financial statements.

Key Financial Metrics

The following table sets forth operating data that do not otherwise appear in our consolidated financial statements for the periods indicated:

	Fiscal Year Ended
	January 3, 2017 (3)			December 29, 2015
	Company Stores(1)	Franchise Stores(1)	System-wide Stores(2)	Company Stores(1)	Franchise Stores(1)	System-wide Stores(2)
Traffic	(2.4)%	(4.8)%	(4.5)%	(3.5)%	(3.9)%	(3.9)%
Average check	3.2%	4.5%	4.3%	5.0%	6.6%	6.2%
Total comparable store sales	0.8%	(0.3)%	(0.2)%	1.5%	2.7%	2.3%

(1)

Percentage change in comparable sales compares sales during the current fiscal year to sales from the same stores for the prior fiscal year. A store is included in this calculation after its first full fiscal year of operations. Company Store comparable sales excludes sales from Franchise and International Stores. Franchise Store comparable sales excludes sales from Company, International Stores and closed locations.

(2)

Percentage change in system-wide comparable sales compares the combined sales of Company and Franchise Stores, excluding Jamba Juice Express, during the current fiscal year to the combined sales from the same Company and Franchise Stores for the prior fiscal year. A Company or Franchise Store is included in this calculation after its first full fiscal period of operations. System-wide comparable store sales excludes International Stores, Jamba Juice Express, JambaGO® locations and closed locations.

(3)	Year ended January 3, 2017 amounts are calculated based on 52 weeks.

The following table sets forth certain data relating to Company Stores, Franchise Stores and International Stores for the periods indicated:

	Fiscal Year Ended
	January 3, 2017	December 29, 2015	December 30, 2014
Company Stores:
Beginning of year	70	263	268
Company Stores opened	2	—	0
Company Stores acquired from franchisees	—	2	26
Company Stores closed	(5)	(16)	(13)
Company Stores sold to franchisees	(1)	(179)	(18)
Total Company Stores	66	70	263

	Fiscal Year Ended
	January 3, 2017	December 29, 2015	December 30, 2014
Franchise Stores - Domestic:
Beginning of year	748	543	535
Franchise Stores opened	54	51	43
Franchise Stores purchased by Company	—	(2)	(26)
Franchise Stores closed	(30)	(23)	(27)
Franchise Stores purchased from Company	1	179	18
Total Franchise Stores - Domestic	773	748	543

	Fiscal Year Ended
	January 3, 2017	December 29, 2015	December 30, 2014
International Stores:
Beginning of year	75	62	48
International Stores opened	19	22	24
International Stores closed	(24)	(9)	(10)
Total International Stores	70	75	62
Grand Total	909	893	868

Transition to an asset-light model

Under our accelerated refranchising initiative, announced in November 2014, we completed the sale of 179 Company Stores during the year ended December 29, 2015 as part of our transition to an asset-light business model. Additionally, in the fourth quarter of 2016, we completed the refranchising of a Company Store in Emeryville, California related to our move to Frisco, Texas. Over the long term, we believe our accelerated asset-light model initiative is a key driver to accelerate unit growth, reduce general and administrative costs and to achieve certain operational efficiencies. The transition to an asset-light model was substantially completed in fiscal 2015, however, the Company will continually assess refranchising stores to drive continued growth.

As part of the refranchising transactions, where feasible, we entered into development agreements which will commit the buyers to build additional Franchise Stores in territories occupied by the purchased stores. In addition, the buyers of mature Company Stores are generally obligated to refresh and refurbish these stores within certain timeframes.

Due to the refranchise activity that occurred throughout fiscal 2015, Company Store revenue (and related expense) comparisons to the prior year reflect significant decreases on a quarterly and annual basis for fiscal 2016.

Revenue

Fiscal Year 2016 to Fiscal Year 2015

Total revenue is comprised of revenue from Company Stores, royalties and fees from Franchise Stores in the U.S. and from International Stores, income from JambaGO® locations and license income from sales of Jamba-branded CPG products. Total revenue in fiscal 2016 decreased by $82.1 million, or 50.8%, compared to fiscal 2015. The following table summarizes revenue for the periods indicated (dollars in thousands):

	Fiscal Year Ended January 3, 2017	% of Total Revenue	Fiscal Year Ended December 29, 2015	% of Total Revenue	Fiscal Year Ended December 30, 2014	% of Total Revenue
Revenue:
Company Stores	$51,282	64.4%	$137,025	84.8%	$198,737	91.1%
Franchise and other revenue	28,341	35.6%	24,651	15.2%	19,311	8.9%
Total revenue	$79,623	100.0%	$161,676	100.0%	$218,048	100.0%

Company Store revenue

Company Store revenue in fiscal 2016 decreased $85.7 million or 62.6% compared to fiscal 2015. The decrease in Company Store revenue is primarily due to the reduction of 179 Company Stores due to our refranchising strategy, partially offset by the increase in comparable store sales and the 53rd fiscal week, as illustrated by the following table (dollars in thousands):

Company Store Decrease in Revenue 2016 vs. 2015
Company Store comparable sales increase	$388
Impact of 53rd operating week	735
Reduction in Company Store revenue due to decrease in the number of Company Stores, net	(86,866)
Total change in Company Store revenue	$(85,743)

Company Store comparable sales increased $0.4 million in fiscal 2016, or 0.8%, attributable to a 3.2% increase in average check, offset by a 2.4% decrease in transaction count. The increase in average check was driven by product mix as we continue to increase the sales in bowl and higher ticket items.

Franchise and other revenue

Franchise and other revenue in fiscal 2016 increased by $3.7 million, or 15.0%, compared to fiscal 2015. The increase was primarily due to royalties received on a larger base of Franchise and International Stores, fees recognized and the 53rd fiscal week and partially offset by Franchise Store comparable store sales decrease of 0.3%. Other revenue, which primarily includes revenue from CPG and JambaGO®, decreased by $1.5 million or 25.6% to $4.3 million, compared to $5.8 million in fiscal 2015.

The number of Franchise Stores and International Stores grew to 843 as of January 3, 2017 compared to 823 as of December 29, 2015.

Fiscal Year 2015 to Fiscal Year 2014

Total revenue in fiscal 2015 decreased $56.4 million, or 25.9%, compared to fiscal 2014. Total revenue is comprised of revenue from Company Stores, royalties and fees from Franchise Stores in the U.S. and from International Stores, income from JambaGO® locations, license income from sales of Jamba-branded CPG products and direct sales of CPG products.

Company Store revenue

Company Store revenue in fiscal 2015 was $137.0 million, a decrease of $61.7 million, or 31.1%, compared to $198.7 million in fiscal 2014. The decrease in Company Store revenue is primarily due to the reduction of 179 Company Stores due to our refranchising strategy and partially offset by the increase in comparable store sales as illustrated by the following table (dollars in thousands):

Company Store Decrease in Revenue 2015 vs. 2014
Company Store comparable sales increase	$2,050
Reduction in Company Store revenue due to decrease in the number of Company Stores, net	(63,762)
Total change in Company Store revenue	$(61,712)

Company Store comparable sales increased $2.1 million in fiscal 2015, or 1.5%, primarily attributable to a 5.0% increase in average check offset by a 3.5% decrease in transaction count related to the significantly reduced number of promotions run in fiscal 2015 compared to fiscal 2014.

Franchise and other revenue

Franchise and other revenue in fiscal 2015 increased $5.3 million, or 27.7%, compared to fiscal 2014 primarily due to an increase in the number of Franchise and International Stores. Other revenue, which primarily includes revenue from JambaGO® and CPG, increased by $0.3 million, or 6.9%, to $5.8 million, compared to $5.5 million in fiscal 2014.

The number of Franchise Stores and International Stores grew to 823 as of December 29, 2015 compared to 605 as of December 30, 2014.

Cost of sales

Cost of sales is comprised of produce, dairy, and other products used to make smoothies and juices and paper products. The following table summarizes cost of sales for the periods indicated (dollars in thousands):

	Fiscal Year Ended
	January 3, 2017	December 29, 2015	December 30, 2014	% Change in 2016	% Change in 2015
Cost of sales	$12,601	$33,737	$52,236	(62.6)%	(35.4)%
Percentage of company stores revenue	24.6%	24.6%	26.3%

Cost of sales in fiscal 2016 as a percentage of Company Store revenue, was unchanged compared to fiscal 2015 primarily due to favorable commodity pricing driven by strawberries and mangos (approximately 1.0%) and menu price increases (approximately 0.4%) and partially offset by product mix shift (approximately 0.7%), increased discounts (approximately 0.4%) and change in store base (approximately 0.2%). Cost of sales for fiscal 2016 decreased $21.1 million compared to fiscal 2015, primarily due to the decrease in number of Company Stores as a result of our transition to an asset-light model.

The decrease in cost of sales in fiscal 2015 as a percentage of Company Store revenue was primarily due to the benefit from lower sales discounts (approximately 1.4%), commodities pricing and product mix shift between smoothies and juices (approximately 0.5%) and partially offset by an increase in waste (approximately 0.2%). Cost of sales for fiscal 2015 decreased compared to fiscal 2014 primarily due to the decrease in number of Company Stores as a result of our transition to an asset-light model.

Labor

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. The following table summarizes labor costs for the periods indicated (dollars in thousands):

	Fiscal Year Ended
	January 3, 2017	December 29, 2015	December 30, 2014	% Change in 2016	% Change in 2015
Labor	$17,872	$44,732	$61,749	(60.0)%	(27.6)%
Percentage of company stores revenue	34.9%	32.6%	31.1%

The increase in labor in fiscal 2016, as a percentage of Company Store revenue, was primarily attributable to the change in store base (approximately 1.7%), increased wage rates (approximately 0.7%), reduced labor efficiency (approximately 0.6%) due to outages in the Company’s labor scheduling system in the second and third quarters of 2016. These charges are partially offset by lower fringe benefits (approximately 0.8%) driven by worker’s comp. Labor costs for fiscal 2016 decreased $26.9 million compared to fiscal 2015 primarily due to the decrease in number of Company Stores as a result of our transition to an asset-light model.

The increase in labor in fiscal 2015 as a percentage of Company Store revenue was primarily attributable to the California minimum wage rate increase that was effective July 1, 2014 (approximately 1.2%), an increase in Health Insurance costs due to the Affordable Care Act (approximately 0.5%) and higher wages from the reacquired Chicago store portfolio which occurred in the third quarter of fiscal 2014 (approximately 1.0%) offset favorably by higher Sales leverage and increased staffing efficiencies and operational optimization (approximately 0.9%). Labor costs for fiscal 2015 decreased $17.0 million compared to fiscal 2014, primarily resulting from our transition to an asset-light model.

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes, licenses and property insurance for all Company Store locations. The following table summarizes occupancy costs for the periods indicated (dollars in thousands):

	Fiscal Year Ended
	January 3, 2017	December 29, 2015	December 30, 2014	% Change in 2016	% Change in 2015
Occupancy	$7,659	$18,951	$27,630	(59.6)%	(31.4)%
Percentage of company stores revenue	14.9%	13.8%	13.9%

The increase in occupancy costs in fiscal 2016, as a percentage of Company Store revenue, was primarily due to common area maintenance (approximately 0.8%), property taxes (approximately 0.4%), rent (approximately 0.2%) and insurance (approximately 0.2%) and partially offset by sales leverage (approximately 0.4%). Occupancy costs for fiscal 2016 decreased $11.3 million, or 59.6%, compared to fiscal 2015 primarily due to the decrease in number of Company Stores as a result of our transition to an asset-light model.

In fiscal 2015 as a percentage of Company Store revenue, occupancy costs were relatively flat, 13.8% in fiscal 2015, compared to 13.9% in fiscal 2014. Occupancy costs for fiscal 2015 decreased by $8.7 million, or 31.4%, compared to fiscal 2014. The decrease in occupancy costs was primarily due to the decrease in the number of Company Stores as a result of our transition to an asset-light model.

Store operating expenses

Store operating expenses consist of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses. The following table summarizes store operating expenses for the periods indicated (dollars in thousands):

	Fiscal Year Ended
	January 3, 2017	December 29, 2015	December 30, 2014	% Change in 2016	% Change in 2015
Store operating	$9,285	$25,152	$33,089	(63.1)%	(24.0)%
Percentage of company stores revenue	18.1%	18.4%	16.6%

The decrease in store operating expense in fiscal 2016, as a percentage of Company Store revenue, is primarily due to lower store-level advertising costs (approximately 0.9%), sales leverage (0.6%), and partially offset by an increase in hardware/software expenses (approximately 0.5%) and credit card fees (approximately 0.5%). Total store operating expenses for fiscal 2016 decreased by $15.9 million, or 63.1%, compared to fiscal 2015 primarily due to the decrease in the number of Company Stores as a result of our transition to an asset-light model.

The increase in total store operating expenses in fiscal 2015 as a percentage of Company Store revenue was primarily due to an increase to advertising costs (approximately 1.1%), uniform costs related to the new-look roll-out (approximately 0.2%), repairs and maintenance costs to prepare stores for refranchising (approximately 0.1%) and utilities (approximately 0.1%). Total store operating expenses for fiscal 2015 decreased by $7.9 million, or 24.0%, compared to fiscal 2014, primarily resulting from our transition to an asset-light model, which was primarily due to the decrease in the number of Company Stores as a result of our transition to an asset-light model.

Depreciation and amortization

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. The following table summarizes depreciation and amortization for the periods indicated (dollars in thousands):

	Fiscal Year Ended
	January 3, 2017	December 29, 2015	December 30, 2014	% Change in 2016	% Change in 2015
Depreciation and amortization	$5,749	$6,569	$10,084	(12.5)%	(34.9)%
Percentage of total revenue	7.2%	4.1%	4.6%

The decrease in depreciation and amortization in fiscal 2016 was primarily due to the discontinuation of depreciation relating to stores refranchised in the prior year which were partially offset by an increase in depreciation relating to capitalized information technology corporate programs and a correction in the current year of an immaterial prior period adjustment which overstated depreciation expense by approximately $0.2 million for fiscal year 2016.

The decrease in depreciation and amortization in fiscal 2015 was primarily due to reclassification from property, fixtures and equipment to assets held for sale for stores prior to their refranchising and the resulting discontinuation of depreciation on those assets. Depreciation and amortization for fiscal 2015 decreased $3.5 million, or 34.9%, compared to fiscal 2014.

General and administrative

G&A expenses include costs associated with our corporate headquarters (in Emeryville, California and Frisco, Texas), field supervision, performance related incentives, outside and contract services, accounting and legal fees, travel and travel-related expenses, share-based compensation and other G&A expenses. Also included in G&A are costs related to the move of the support center to Frisco, Texas, settlement and other legal costs. The following table summarizes G&A expenses for the periods indicated (dollars in thousands):

	Fiscal Year Ended
	January 3, 2017	December 29, 2015	December 30, 2014	% Change in 2016	% Change in 2015
General and administrative	$37,958	$36,872	$37,278	2.9%	(1.1)%
Percentage of total revenue	47.7%	22.8%	17.1%

Total G&A expenses for fiscal 2016 increased by $1.1 million, or 2.9%, compared to fiscal 2015. The increase in total G&A expenses was primarily due to costs related to our relocation to Frisco, Texas (approximately $7.4 million) and legal settlement and liability for ongoing legal action (approximately $2.0 million) and a correction for an immaterial understatement of prior period expenses (approximately $0.5 million) which were partially offset by a decline in share-based compensation expenses (approximately $2.6 million) and lower expenses related to our organizational changes resulting from our shift to an asset-light model. The increase in G&A expenses in fiscal 2016 as a percentage of total revenue is primarily due to a fewer number of Company Stores contributing revenue as a result of our transition to an asset-light model.

Total G&A expenses for fiscal 2015 decreased $0.4 million, or 1.1%, compared to fiscal 2014. The decrease of total G&A expenses was primarily due to decrease in payroll related costs as a result of reduced general and administrative headcount (approximately $4.8 million) and travel costs (approximately $0.6 million) offset by an increase in professional fees (approximately $2.8 million), former Chief Executive Officer’s severance and bonus (approximately $0.8 million), other senior executives’ severance and bonus (approximately $0.6 million) and increased stock compensation expenses related to stock modifications (approximately $0.8 million). During fiscal year 2015 we incurred costs due to the transition and termination agreements related to our former CEO and other senior executives. We also continue to incur costs related to our full transition from a company business model to a franchise model.

Loss (gain) on disposal of assets

Loss (gain) on disposal of assets includes losses or gains from the sales of related furniture, fixtures and equipment and refranchising of Company Stores.

For the fiscal year 2016, the Company recognized a loss on disposal of assets of $0.8 million compared to a gain of $21.6 million in fiscal year 2015. In fiscal 2016, the decrease in the disposal of assets gain relates to the gain on refranchising 179 Company Stores in fiscal 2015 relating to our transition to an asset-light model as well as a correction of an understated prior period loss (approximately $0.2 million).

For the fiscal year 2015, the Company recognized gain on disposal of assets of $21.6 million compared to $3.0 million in fiscal year 2014. The increase was primarily due to the gain on refranchising 179 Company Stores relating to our transition to an asset-light model that was begun in fiscal 2014 to transition the company to an asset-light business model.

Store pre-opening

Store pre-opening consists of costs incurred in connection with start-up and promotion of new store openings as well as rent from possession date to store opening date are expensed as incurred.

The following table summarizes store pre-opening for the periods indicated (dollars in thousands):

	Fiscal Year Ended
	January 3, 2017	December 29, 2015	December 30, 2014	% Change in 2016	% Change in 2015
Store pre-opening	$1,224	$1,031	$763	18.7%	35.1%
Percentage of total revenue	1.5%	0.6%	0.3%

For the fiscal year 2016, store pre-opening increased to $1.2 million compared to $1.0 million for the fiscal year 2015, an increase of $0.2 million primarily related to the opening of two Company Stores in 2016, juice bar remodels and opening 3 additional franchise stores in 2016 compared to 2015.

For the fiscal year 2015, store pre-opening increased to $1.0 million compared to $0.8 million for the fiscal year 2014. The increase in expense of $0.2 million was primarily due to more new store openings over the prior year.

Impairment of long-lived assets

We evaluate long-lived assets for impairment when facts and circumstances indicate that the carrying values of long-lived assets may not be recoverable.

For the fiscal year 2016, impairment of long-lived assets was $3.4 million compared to $2.5 million for the fiscal year 2015. The increase in expense of $0.9 million was primarily related to the loss recorded to reflect assets associated with JambaGO® exit ($2.3 million) and other long-lived assets.

For the fiscal year 2015, impairment of long-lived assets was $2.5 million compared to $0.2 million for the fiscal year 2014. The increase in expense of $2.3 million was primarily due to the non-cash impairment loss relating to stores classified as assets held for sale in the third quarter of fiscal 2015, assets associated with Talbott Teas and other long-lived assets.

Store lease termination and closure

Store lease termination and closure costs consists of expenses incurred when closing a store. At the date the Company ceases use of a store under an operating lease, a liability is recorded for the net present value of any remaining lease obligations, net of estimated sublease income, if any. For the fiscal year 2016, store lease termination and closure was $4.2 million compared to $1.7 million for the fiscal year 2015. The increase in expense of $2.5 million was related to closing a newer Company Store and related fixed assets before lease expiration.

For the fiscal year 2015, store lease termination and closure was an expense of $1.7 million compared to an expense of $0.6 million for the fiscal year 2014. The increase in expense of $1.1 million was primarily due to the eight stores closed at the end of fiscal 2015 before lease expiration.

Other operating, net

Other operating, net consists of income from breakage from our gift cards (known as jambacard®), jambacard-related fees, expenses related to our franchisees, sublease income, international expenses, gain/loss on investments, bad debt expense and CPG and JambaGO® activities. The following table summarizes other operating, net for the periods indicated (dollars in thousands):

	Fiscal Year Ended
	January 3, 2017	December 29, 2015	December 30, 2014	% Change in 2016	% Change in 2015
Other operating, net	$1,083	$1,795	$726	(39.7)%	147.2%
Percentage of total revenue	1.4%	1.1%	0.3%

Changes in the components of other operating, net include an increase in sublease income from a higher number of subleased refranchise stores (approximately $0.5 million), a decrease in CPG and JambaGO® direct expense (approximately $1.3 million), and a correction for an immaterial understatement of prior period expenses (approximately $0.3 million) and a decrease in franchise expenses (approximately $0.2 million). These changes were partially offset by a decrease in jambacard breakage income (approximately $1.3 million).

For the fiscal year 2015, other operating, net was an expense of $1.8 million compared to an expense of $0.7 million for the fiscal year 2014. The increase of $1.1 million was primarily due to an increase in bad debt related to the write off of barter credits for marketing services due to vendor insolvency and bad debt (approximately $1.4 million), an increase in CPG and JambaGO® direct expense (approximately $0.4 million), and an increase in International expense (approximately $0.4 million) partially offset by a decrease in franchise expense (approximately $0.4 million) and an increase in jambacard breakage income (approximately $0.7 million).

Income tax expense/benefit

Income tax expense in fiscal 2016 was $0.1 million compared to an income tax expense of $0.7 million for fiscal 2015. The decrease in income tax expense was primarily due to the fact that the Company had a large pre-tax net loss in fiscal 2016.

Income tax expense in fiscal 2015 was $0.7 million compared to an income tax expense of $0.2 million for fiscal 2014. The increase in income tax expense was primarily due to the fact that the Company generated taxable income in fiscal 2015.

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

jambacard ® Revenue Recognition

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

Share-based compensation

The Company’s share-based compensation relates to stock options and restricted stock units.  We account for share-based compensation at fair value. Compensation expense is recognized for any unvested stock option awards and time-based restricted stock awards on a straight-line basis or ratably over the requisite service period, generally three or four years. The fair value of stock options granted is estimated at the date of grant using a Black-Scholes option-pricing model. Option valuation models, including Black-Scholes, require the input of subjective assumptions, including expected volatility, risk-free rate, expected term, and estimated dividend yield, and changes in the assumptions used can materially affect the grant date fair value of an award. Judgment is applied in determining the assumptions for computing the fair value of share-based compensation. For all award types, the

Company makes assumptions for the number of awards that will ultimately not vest (“forfeitures”) in determining the share-based compensation expense for these awards. The Company uses historical data to estimate expected employee behaviors related to option exercises and forfeitures. Compensation expense is trued up for actual forfeitures if different than the estimate.

The fair value of time-based restricted stock units is determined based on our closing stock price on the date of the grant. The restricted stock units granted to employees typically vest and become unrestricted generally over a three or four year period following the date of grant. The restricted stock units granted to non-employee directors typically vest and become unrestricted one year after the date of grant. Performance-based restricted stock units (“PSUs”) typically vest upon the Company satisfying certain performance targets and are granted to employees and non-employees. The Company records compensation expense for PSUs when it is probable that the performance condition(s) included in the grant will be achieved. The compensation expense ultimately recognized, if any, related to these awards will equal the grant date fair value for the number of shares for which the performance condition has been satisfied.

In addition, we grant market-based restricted stock units to certain employees. The fair value was determined using a Monte Carlo simulation that incorporated option-pricing inputs covering the period from the grant date through the end of the performance period as of the date of grant. These restricted stock units typically vest and become unrestricted upon achievement of compound annual stock price growth rate targets of 15%, 22.5% and 30% over a three-year period. Share-based compensation expense is recognized ratably over the vesting periods for market-based restricted stock units.

Self-Insurance Reserves

We are self-insured for healthcare benefits. The estimated accruals for these liabilities are based on statistical analyses of historical industry data as well as actual historical trends. For our workers’ compensation benefits, the Company has a guaranteed cost policy. Before October 1, 2015, we were self-insured and currently have prior years with exposures from September 30, 2012 through September 30, 2015. For these prior policies, liabilities associated with the risks that we retain for workers’ compensation benefits are estimated in part, by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions. Our estimates use this actuarial data in conjunction with known industry trends and Company experience. If actual claims experience differs from our assumptions, historical trends, and estimates, changes in our insurance reserves would impact the expense recorded in our consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Summary

The following table summarizes our cash flows for each of the past three fiscal years ended (in thousands):

	January 3, 2017	December 29, 2015	December 30, 2014
Net cash (used in) provided by operating activities	$(7,044)	$(14,610)	$3,543
Net cash (used in) provided by investing activities	(6,637)	42,344	(9,417)
Net cash provided by (used in) financing activities	1,084	(25,754)	(8,762)
Net (decrease) increase in cash and cash equivalents	$(12,597)	$1,980	$(14,636)

Liquidity

As of January 3, 2017, we had cash and cash equivalents of $7.1 million compared to $19.7 million in cash and cash equivalents as of December 29, 2015. As of January 3, 2017 and December 29, 2015, we had no short term or long term debt. For fiscal year 2016, the Company used $7.0 million in cash for operating activities. The negative cash flow from operating activities resulted primarily from the costs incurred as a result of the relocation of the corporate headquarters.

In fiscal 2016, we incurred approximately $7.4 million in expense and $2.1 million of capital expenditures related to the relocation of our corporate headquarters. Costs incurred in fiscal year 2016 include personnel relocation, employee attrition, retention, severance and replacement, office relocation and other costs related to our relocation of our corporate headquarters.

In fiscal year 2015, the $2.0 million increase in cash and cash equivalents compared to fiscal 2014 was primarily attributable to cash proceeds from the sale of 179 store locations related to our transition to an asset-light model offset by the repurchase of 1,948,004 shares of common stock, changes in the working capital components of the balance sheet due to the sale of 179 stores, and a greater amount of redemptions of jambacards during the year.

We expect that our cash on hand and future cash flows provided by operating activities will be sufficient to fund our working capital and general corporate needs and any non-discretionary capital expenditures for at least the next twelve months and the foreseeable future. The use of cash to fund discretionary capital expenditures will be based on the need to conserve our capital.

On February 14, 2012, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association (the “Lender”), and as amended on November 1, 2012, July 22, 2013, November 4, 2013 and December 29, 2015 (as amended, the “Credit Agreement”), made available to the Company a revolving line of credit in the amount of $10.0 million. On July 22, 2016, the Credit Agreement with Wells Fargo expired.

On November 3, 2016, we entered into a credit agreement with Cadence Bank, NA (“New Credit Agreement”). The New Credit Agreement provides an aggregate principal amount of up to $10.0 million. The credit facility also allows us to request an additional $5.0 million for an aggregate principal amount of up to $15.0 million.

The New Credit Agreement makes available to the Company a revolving line of credit in the amount of up to $15.0 million which accrues interest at a per annum rate equal to the LIBOR rate plus 2.50%. Under the terms of the New Credit Agreement, we are required to maintain certain leverage and coverage ratios and are subject to limits on annual capital expenditures. The New Credit Agreement terminates November 3, 2021. The credit facility is subject to customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to liens, indebtedness, investments, fundamental changes (merge, dissolve, liquidate, etc.), dispositions, restricted payments and guarantees. The credit facility is evidenced by a revolving loan, is guaranteed by the Company and is secured by substantially all of our assets including the asset of our subsidiary.

During fiscal 2016, there were no borrowings under the Credit Agreement. To acquire the credit facility, the Company incurred upfront fees, which are being amortized over the term of the Credit Agreement. As of January 3, 2017, the unamortized commitment fee for the New Credit Agreement was not material and is recorded in prepaid expenses and other current assets on the consolidated balance sheets. As of January 3, 2017, the Company was in compliance with the financial covenants to the Credit Agreement. However, the Company was, as of May 3, 2017, and currently is, in violation of certain financial reporting covenants. On December 1, 2017, the Company received a covenant waiver and consent that extends the delivery requirements to February 15, 2018, for the fiscal year January 3, 2017, first quarter ended April 4, 2017, second quarter ended July 4, 2017 and third quarter ended October 3, 2017 financial statements.

Since the inception of the Wells Fargo line of credit and the New Credit Agreement, we did not borrow on the facilities and utilized them primarily for collateral against letters of credit, which reduce the amount available to draw. In the future, we may enter equipment leasing arrangements and incur additional indebtedness as necessary and as permitted under our credit agreement. We cannot assure, however, that such financing will be available on favorable terms or at all. The adequacy of our available funds will depend on many factors, including the macroeconomic environment, the operating performance of our Company Stores, the successful expansion of our franchise and licensing programs and the successful rollout and consumer acceptance of our new beverage and food initiatives. Given these factors, our foremost priorities for the near term continue to be preserving and generating cash sufficient to fund our liquidity needs.

Operating Activities

Net cash used in operating activities was $7.0 million in fiscal 2016, compared to $14.6 million in fiscal 2015, reflecting a decrease in cash flows used in operating activities of $7.6 million. The change in cash used in operating activities was primarily due to the net loss of $22.4 million in fiscal 2016, versus net income of $9.5 million in fiscal 2015, adjusted for a decrease in non-cash items (approximately $33.1 million) and an increase of cash used in operating assets and liabilities (approximately $6.4 million). Cash flows relating to operating assets and liabilities increased compared to prior year primarily due to our asset-light model initiative. The Company expects that operating cash flow will be generated through a combination of Company Store profitability and franchise royalty fees and a reduced cost structure.

Net cash used in operating activities was $14.6 million in fiscal 2015, compared to net cash provided by $3.5 million in fiscal 2014, reflecting a net increase in cash flows used in operating activities of $18.2 million. The increase in cash used in operating activities was primarily due to the increase in net income (loss) ($13.1 million) adjusted for a net decrease in non-cash items (approximately $26.5 million) and a net increase of cash used in operating assets and liabilities (approximately $4.7 million). Net income (loss) after adjustments for noncash items decreased primarily due to a decrease in cash flows driven by a decline in Company Store revenue, pursuant to our transition to an asset-light model. Cash flows relating to operating assets and liabilities declined compared to prior year primarily due to our transition to an asset-light model and an increase in redemption of jambacards.

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

Investing Activities

Net cash used in investing activities was $6.6 million in fiscal 2016, compared to net cash provided by investing activities of $42.3 million in fiscal 2015. The $48.9 million change in net cash used in investing activities during fiscal 2016 was due to a decrease in proceeds from disposal of fixed assets (approximately $49.9 million) due to our transition to an asset-light model that occurred in fiscal year 2015.

Net cash provided by investing activities was $42.3 million in fiscal 2015, compared to net cash used in investing activities of $9.4 million in fiscal 2014. The $51.8 million increase in net cash provided by investing activities during fiscal 2015 was primarily due to increase in proceeds from disposal of assets (approximately $44.6 million) resulting from our transition to an asset-light model and a decrease in capital expenditure payments (approximately $7.2 million).

Financing Activities

Net cash provided by financing activities was $1.1 million in fiscal 2016, compared to net cash used in financing activities of $25.8 million in fiscal year 2015. The $26.9 million change in net cash provided by financing activities was primarily due to the repurchase of the shares of our common stock (approximately $28.0 million) under the stock repurchase plan approved by our Board of Directors in 2014 that occurred during fiscal 2015, partially offset by a decrease in receipts from our stock issuance plans, including from the exercise of stock options (approximately $0.7 million).

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

Contractual Obligations

The following table summarizes contractual obligations and borrowings as of January 3, 2017, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods. We expect to fund these commitments primarily with operating cash flows generated in the normal course of business (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 - 2 Years	3 - 4 Years	5 or More Years
Operating lease obligations(1)	$115,316	$26,354	$22,539	$33,154	$33,269
Purchase obligations(2)	30,727	20,234	2,145	2,783	5,565
Total	$146,043	$46,588	$24,684	$35,937	$38,834

(1)

Our wholly owned subsidiary, Jamba Juice Company, is a party to each Company Store and certain refranchised stores’ lease obligation. The operating lease obligations represent future minimum lease payments under non-cancelable operating leases and lease termination fees as of January 3, 2017. The minimum lease payments do not include common area maintenance (“CAM”) charges, insurance, contingent rent obligations or real estate taxes, which are also required contractual obligations under our operating leases. In the majority of our operating leases, CAM charges are not fixed and can fluctuate from year to year. Total CAM charges, insurance, contingent rent obligations, license, permits and real estate taxes related to Company Stores and the corporate support center for our fiscal year ended January 3, 2017 were $2.5 million.

(2)

We negotiate pricing and quality specifications for many of the products used in Company Stores and Franchise Stores. This allows for volume pricing and consistent quality of products that meet our standards. Although we negotiate and contract directly with manufacturers, co-packers or growers for our products, we purchase these products from third-party centralized distributors. These distributors source, warehouse and deliver specified products to both Company Stores and Franchise Stores. The Company has purchase obligations with certain suppliers for certain fruits and dairy for various terms typically ranging from less than one year to five years. The Company has one contract with a supplier for a 15 year term that ends in 2024.

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

Interest Rates

We do not enter into market risk sensitive instruments for trading purposes. We are exposed to financial market risks due primarily to changes in interest rates in our interest bearing accounts. We do not believe a change in interest rate will materially affect our financial position or results of operations. A one percent change of the interest rate would result in an annual change in the results of operations of approximately $0.1 million.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Jamba, Inc.:

We have audited the accompanying consolidated balance sheets of Jamba, Inc. and subsidiary (the Company) as of January 3, 2017 and December 29, 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the fiscal years ended January 3, 2017, December 29, 2015 and December 30, 2014. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jamba, Inc. and subsidiary as of January 3, 2017 and December 29, 2015, and the results of their operations and their cash flows for the fiscal years ended January 3, 2017, December 29, 2015 and December 30, 2014 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Jamba, Inc.’s internal control over financial reporting as of January 3, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 9, 2018 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Francisco, Ca

February 9, 2018

JAMBA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	January 3,2017	December 29, 2015
ASSETS
Current assets:
Cash and cash equivalents	$7,133	$19,730
Receivables, net of allowances of $1,808 and $618	11,778	16,932
Inventories	534	818
Prepaid and refundable taxes	243	356
Prepaid rent	1,053	1,682
Assets held for sale	206	3,144
Prepaid expenses and other current assets	2,757	4,495
Total current assets	23,704	47,157
Property, fixtures and equipment, net	12,512	15,600
Goodwill	1,183	1,184
Trademarks and other intangible assets, net	1,327	1,464
Notes receivable and other long-term assets	2,894	4,211
Total assets	$41,620	$69,616
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,749	$3,815
Accrued compensation and benefits	3,580	3,788
Workers’ compensation and health insurance reserves	675	633
Accrued jambacard liability	24,131	29,306
Accrued expenses	7,658	9,977
Other current liabilities	7,664	8,116
Total current liabilities	46,457	55,635
Deferred rent and other long-term liabilities	8,940	8,990
Total liabilities	55,397	64,625
Commitments and contingencies (Notes 19)
Shareholders’ (deficit) equity:
Common stock, $.001 par value, 30,000,000 shares authorized; 18,268,885 and 15,410,068 shares issued and outstanding, respectively, at January 3, 2017, and 17,938,820 and 15,080,003 shares issued and outstanding, respectively, at December 29, 2015	18	18
Additional paid-in capital	407,273	403,605
Treasury shares, at cost, 2,858,817	(40,009)	(40,009)
Accumulated deficit	(381,059)	(358,623)
Shareholders' (deficit) equity	(13,777)	4,991
Total liabilities and shareholders’ (deficit) equity	$41,620	$69,616

See Notes to Consolidated Financial Statements.

JAMBA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except par value data)

	Fiscal Year Ended
	January 3,	December 29,	December 30,
	2017	2015	2014
Revenue:
Company stores	$51,282	$137,025	$198,737
Franchise and other revenue	28,341	24,651	19,311
Total revenue	79,623	161,676	218,048
Costs and operating expenses (income):
Cost of sales	12,601	33,737	52,236
Labor	17,872	44,732	61,749
Occupancy	7,659	18,951	27,630
Store operating	9,285	25,152	33,089
Depreciation and amortization	5,749	6,569	10,084
General and administrative	37,958	36,872	37,278
Loss (gain) on disposal of assets	790	(21,609)	(2,957)
Store pre-opening	1,224	1,031	763
Impairment of long-lived assets	3,410	2,523	175
Store lease termination and closure	4,160	1,669	575
Other operating, net	1,083	1,795	726
Total costs and operating expenses (income):	101,791	151,422	221,348
(Loss) income from operations	(22,168)	10,254	(3,300)
Other income (expense):
Interest income	250	137	74
Interest expense	(439)	(220)	(195)
Total other income (expense), net	(189)	(83)	(121)
(Loss) income before income taxes	(22,357)	10,171	(3,421)
Income tax expense	(79)	(701)	(168)
Net (loss) income	(22,436)	9,470	(3,589)
Less: Net income attributable to noncontrolling interest	—	52	43
Net (loss) income attributable to Jamba, Inc.	$(22,436)	$9,418	$(3,632)
Weighted-average shares used in the computation of earnings (loss) per share attributable to Jamba, Inc.:
Basic	15,229,102	15,787,806	17,197,904
Diluted	15,229,102	16,228,033	17,197,904
Earnings (loss) per share attributable to Jamba, Inc. common shareholders:
Basic	$(1.47)	$0.60	$(0.21)
Diluted	$(1.47)	$0.58	$(0.21)

See Notes to Consolidated Financial Statements.

JAMBA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid in		Accumulated	Equity Attributable to	Noncontrolling	Total Shareholders’
(In thousands, except share amounts)	Shares	Amount	Capital	Treasury Stock	Deficit	Jamba, Inc.	Interest	Equity
Balance as of December 31, 2013	17,154,655	$17	$391,234	$—	$(364,409)	$26,842	$—	$26,842
Share-based compensation expense	—	—	3,069	—	—	3,069	—	3,069
Issuance of common stock pursuant to stock plans	323,961	—	1,707	—	—	1,707	—	1,707
Gain on sale of noncontrolling interest	—	—	662	—	—	662	88	750
Paid to noncontrolling interest	—	—	(42)	—	—	(42)	—	(42)
Due to noncontrolling interest	—	—	(1)	—	—	(1)	—	(1)
Treasury shares purchased, not retired	—	—	—	(11,991)	—	(11,991)	—	(11,991)
Net loss	—	—	—	—	(3,632)	(3,632)	43	(3,589)
Balance as of December 30, 2014	17,478,616	$17	$396,629	(11,991)	(368,041)	16,614	131	16,745
Share-based compensation expense	—	—	5,162	—	—	5,162	—	5,162
Issuance of common stock pursuant to stock plans	460,204	1	1,792	—	—	1,793	—	1,793
Excess tax benefit from exercise of stock options	—	—	553	—	—	553	—	553
Realized gain on sale of noncontrolling interest	—	—	(662)	—	—	(662)	(183)	(845)
Noncontrolling interest	—	—	131	—	—	131	—	131
Treasury shares purchased, not retired		—	—	(28,018)	—	(28,018)	—	(28,018)
Net income	—	—	—	—	9,418	9,418	52	9,470
Balance as of December 29, 2015	17,938,820	$18	$403,605	(40,009)	(358,623)	4,991	—	4,991
Share-based compensation expense	—	—	2,579	—	—	2,579	—	2,579
Issuance of common stock pursuant to stock plans	330,065	—	1,089	—	—	1,089	—	1,089
Net income	—	—	—	—	(22,436)	(22,436)	—	(22,436)
Balance as of January 3, 2017	18,268,885	$18	$407,273	$(40,009)	$(381,059)	$(13,777)	$—	$(13,777)

See Notes to Consolidated Financial Statements.

JAMBA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Year Ended
	January 3,	December 29,	December 30,
	2017	2015	2014
Cash (used in) provided by operating activities:
Net income (loss) attributable to common shareholders	$(22,436)	$9,470	$(3,589)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	5,749	6,569	10,084
Lease termination, store closure costs, impairment and gain on disposals	8,359	(26,555)	(2,420)
Gain from sale of investment in joint venture	—	(662)	—
Contingent consideration fair value measurement	(295)	(156)	(397)
Jambacard breakage income	(4,096)	(5,440)	(4,744)
Share-based compensation	2,579	5,162	3,069
Bad debt and trade credits	1,645	1,896	358
Deferred rent	(1,970)	(2,035)	(397)
Equity loss from joint ventures	98	229	—
Changes in operating assets and liabilities:
Receivables	3,493	1,222	(2,853)
Inventories	249	1,129	387
Prepaid and refundable taxes	113	118	9
Prepaid rent	628	(1,178)	(197)
Prepaid expenses and other current assets	581	1,456	(2,406)
Other long-term assets	1,447	(1,201)	(1,617)
Accounts payable	(330)	(1,274)	(2,145)
Accrued compensation and benefits	(208)	(2,537)	(58)
Workers’ compensation and health insurance reserves	43	(678)	265
Accrued jambacard liability	(170)	(3,438)	5,807
Other current liabilities	(2,951)	1,669	3,319
Other long-term liabilities	428	1,624	1,068
Cash (used in) provided by operating activities	$(7,044)	$(14,610)	$3,543
Cash provided by (used in) investing activities:
Capital expenditures	(6,807)	(7,052)	(14,280)
Acquisitions, net of cash acquired	—	(735)	(694)
Proceeds from the sale of assets	170	50,131	5,557
Cash provided by (used in) investing activities	$(6,637)	$42,344	$(9,417)
Cash (used in) provided by financing activities:
Proceeds pursuant to stock plans	1,089	1,793	1,707
Excess tax benefit from exercise of stock options	—	553	—
Proceeds from sale of noncontrolling interest	—	—	750
Payments to noncontrolling interest	—	(52)	(42)
Payments for treasury shares	—	(28,018)	(11,146)
Payments on capital lease obligations	(5)	(30)	(31)
Cash (used in) provided by financing activities	$1,084	$(25,754)	$(8,762)
Net increase (decrease) in cash and cash equivalents	$(12,597)	$1,980	$(14,636)
Cash and cash equivalents at beginning of period	19,730	17,750	32,386
Cash and cash equivalents at end of period	$7,133	$19,730	$17,750
Supplemental cash flow information:
Cash paid for interest	$12	$31	$30
Income taxes paid	19	65	178
Noncash investing and financing activities:
Property, fixtures and equipment in accounts payable	312	1,171	1,192
Property, fixtures and equipment funded by a tenant allowance	1,142	—	—
Note taken for store disposal	100	2,000	—
Noncash purchase of shares of Jamba, Inc.	—	—	845

See Notes to Consolidated Financial Statements.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JANUARY 3, 2017, DECEMBER 29, 2015 AND

DECEMBER 30, 2014

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - Jamba, Inc. consummated its initial public offering in July 2005. On November 29, 2006, Jamba, Inc. consummated the merger with Jamba Juice Company whereby Jamba Juice Company, which first began operations in 1990, became its wholly owned subsidiary.

Jamba, Inc. together with its wholly-owned subsidiary, Jamba Juice Company (“the Company”), is a healthful, active lifestyle brand with a robust global business driven by a portfolio of franchised and company-owned Jamba Juice ® stores and Jamba Juice ExpressTM formats. The Jamba ® brand was created by founder Kirk Perron to inspire and simplify healthy living.  This mission is alive today in the more than 900 retail locations globally and in Jamba branded products. The Company is a leading restaurant retailer of “better-for-you” specialty beverage blends and food offerings which include flavorful, whole fruit and vegetable smoothies, fresh squeezed juices and juice blends, Energy (smoothie) Bowls, signature “boosts”, shots and a variety of food items including; hot oatmeal, breakfast wraps, sandwiches, Artisan Flatbreads, baked goods and snacks. The Company’s headquarters were located in Emeryville, California and were relocated to Frisco, Texas in the fourth quarter of fiscal year 2016.

As of January 3, 2017, there were 909 Jamba Juice stores globally, consisting of 66 Company-owned and operated stores (“Company Stores”), 773 franchisee-owned and operated stores (“Franchise Stores”) in the United States, and 70 Franchise Stores in international locations (“International Stores”).

Basis of Presentation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Jamba Juice Company. The accounts of Jamba Juice Southern California, LLC (“JJSC”), a former indirect subsidiary, are included through April 28, 2015, when the Company sold its 88% interest in JJSC to the holder of JJSC’s non-controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation. The equity method of accounting is used to account for Jamba Juice Company’s investments in its joint ventures because the Company exercises significant influence over the operations and financial policies of the joint ventures. Accordingly, the carrying value of the investment is reported in other long-term assets, and the Company’s equity in the net income and losses of its joint ventures is reported in other operating, net.

Fiscal Year End - The Company’s fiscal year ends on the Tuesday closest to December 31. The Company’s most recently completed fiscal year, referred to as fiscal 2016 which started on December 30, 2015 and ended on January 3, 2017, had 53 weeks. The Company’s fiscal 2015 which started on December 31, 2014, and ended on December 29, 2015, had 52 weeks, and fiscal 2014 which started on January 1, 2014 and ended on December 30, 2014 had 52 weeks.

Effect of Correction of Prior Period Misstatements – During fiscal year 2016, the Company corrected certain errors which resulted in additional expense in fiscal 2016 of approximately $0.8 million related to prior period financial statements. These errors related to FY 2015 ($0.6 million) and FY 2014 ($0.6 million), with the remaining offsetting amounts relating to the financial statements from years prior to 2014. These adjustments primarily related to the prior fiscal year 2015 results. The Company determined that the corrections were neither quantitatively nor qualitatively material to fiscal year 2016 or to prior periods either individually or in the aggregate or to the trends of the reported results of operations.

The following table details the specific amounts of out-of-period (overstatements)/understatements for the fiscal years 2016, 2015, 2014 and fiscal years prior to 2014.

(In thousands, except share and per share amounts)	Fiscal Year Ended January 3, 2017	Fiscal Year Ended December 29, 2015	Fiscal Year Ended December 30, 2014	Prior to Fiscal Year 2014
Total revenue	$(65)	$(3)	$33	$35
Total costs, operating expenses and gain	(893)	624	622	(353)
Income before income taxes	828	(627)	(589)	388
Total other expense, net	—	—	—	—
Income before income taxes	828	(627)	(589)	388
Income tax benefit (expense)	(30)	44	29	(10)
Net income	798	(583)	(560)	378
(Loss) earnings per share attributable to Jamba, Inc. common shareholders:
Basic	$0.05	$(0.04)	$(0.03)
Diluted	$0.05	$(0.04)	$(0.03)

Significant Estimates - The preparation of the consolidated financial statements and accompanying notes are in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates.

Reclassifications - Certain prior year amounts have been reclassified to conform to current year presentation in the consolidated financial statements.

Concentrations of Risk - From fiscal 2012 through October 2014, the Company maintained food distribution contracts primarily with one distributor. In October 2014, the Company began working with both Gordon Food Services (“GFS”) in the Eastern United States and Systems Services of America (“SSA”) in the Western United States to distribute food sold in the majority of Company and Franchise Stores. In fiscal 2016 and fiscal 2015, two distributors accounted for approximately 92% and 98%, respectively, of the supplies delivered to Company and Franchise Stores. The Company's limited distributor relationships could have an adverse effect on the Company’s operations.

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

Cash and Cash Equivalents - The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. The existing letters of credit balance of $0.4 million is collateralized by restricted cash.

Receivables - Receivables primarily represent amounts due from royalty fees, advertising fees, construction allowances, amounts receivable from suppliers, distributors and CPG customers, sale of jambacards by other issuers and franchisees and rent receivable from franchisees. The allowance for doubtful accounts is the Company’s estimate of the amount of probable credit losses in the Company’s existing accounts receivable.

Inventories - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method (“FIFO”). Inventories consist of food, beverages and available-for-sale promotional products. The Company reduces inventory for obsolete and slow-moving inventory and for estimated shrinkage between physical inventory counts.

Property, Fixtures and Equipment - Property, fixtures and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. The estimated useful life for leasehold improvements is the lesser of 10 years or the term of the underlying lease. The estimated useful life for furniture, fixtures and equipment is three to 10 years. Capitalized software is recorded at cost and includes purchased, internally-developed and externally-developed software used in the Company’s operations. Amortization expense is provided using the straight-line method over the estimated useful lives of the software, which range from one to three years. In fiscal year 2016, the Company received approximately $1.1 million in tenant allowances, primarily related to the headquarters relocation to Frisco, TX.

Upon sale, the cost of assets disposed and their related accumulation depreciation are removed from the consolidated balance sheets. The Company calculates the gain or loss by comparing the carrying value of the assets to the selling price.

Intangible Assets Subject to Amortization – Intangible assets subject to amortization (primarily franchise and reacquired franchise rights, favorable lease intangible assets and acquired customer relationships) are amortized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. The useful life for the franchise agreements is approximately 13.4 years. The useful life of reacquired franchise rights represents the remaining term of the franchise agreement. The useful life of the favorable lease portfolio intangible is based on the related lease term.

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

Assets Held for Sale - The Company classifies assets as held for sale and suspends depreciation and amortization when approval at the appropriate level has been provided, the assets can be immediately removed from operations, an active program has begun to locate a buyer, the assets are being actively marketed for sale at or near their current fair value, significant changes to the plan of sale are not likely and the sale is probable within one year. Upon classification as held for sale, long-lived assets are no longer depreciated, and an assessment of impairment is performed to identify and expense any excess of carrying value over fair value less costs to sell. Subsequent changes to the estimated fair value less costs to sell will impact the measurement of assets held for sale. To the extent fair value increases, any impairment previously recorded is reversed. If the carrying value of the assets held for sale exceeds the fair value less costs to sell, the Company will record a loss for the amount of the excess. The Company also reclassifies the associated prior year balances for assets reclassified to assets held for sale.

If the Company decides not to sell previously classified assets held for sale, the asset is reclassified back to their original asset group. The assets are recorded at the lower of the carrying value before being classified as held for sale adjusted for depreciation that would have been recognized during the time they were classified as held for sale or fair value at the date the Company decided not to sell. Assets held for sale as of January 3, 2017 was $0.2 million and related to JambaGO® assets, which is recorded in assets held for sale in the consolidated balance sheets.

Impairment of Long-lived assets - Long-lived assets, such as property and equipment and intangible assets subject to amortization, are tested for impairment at least annually or when facts and circumstances indicate that the carrying values of long-lived assets may not be recoverable. Long-lived assets are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets, generally the store asset group level. The Company first compares the carrying value of the asset to the asset’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying value of the asset, the Company measures an impairment loss based on the asset’s estimated fair value. The fair value of a store’s assets is estimated using a discounted cash flow model based on internal projections and taking into consideration the view of a market participant. The estimate of cash flows is based on, among other things, certain assumptions about expected future operating performance. Factors considered during the impairment evaluation include factors related to actual operating cash flows, the period of time since a store has been opened or remodeled, refranchising expectations and the maturity of the relevant market. The Company recorded impairment charges of $3.4 million, $2.5 million, and $0.2 million for fiscal years 2016, 2015 and 2014, respectively.

Impairment of Goodwill, Trademarks and Other Intangible Asset Not Subject to Amortization - Goodwill is evaluated for impairment on an annual basis during the Company’s fourth fiscal quarter, or more frequently if circumstances, such as material deterioration in performance, indicate carrying values may exceed their fair values. When reviewing goodwill for impairment, the Company assesses whether goodwill should be allocated to operating levels lower than its single operating segment for which discrete financial information is available and reviewed for decision-making purposes. These lower levels are referred to as reporting units. Currently, the Company’s one operating segment was determined to be one reporting unit.

Our annual impairment test of goodwill may be completed through a qualitative assessment. We may elect to bypass the qualitative assessment and proceed directly to a two-step quantitative impairment test, in any period. We can resume the qualitative assessment for any subsequent period. If we elect to bypass the qualitative assessment for any reporting unit, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying value of a reporting unit exceeds its fair value, we perform a two-step quantitative goodwill impairment test. First, the reporting unit’s estimated fair value is compared to its carrying value, including goodwill. If the Company determines that the estimated fair value of the reporting unit is less than its carrying value, it moves to the second step to determine the implied fair value of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss is recognized. No goodwill impairment was recorded for fiscal years 2016, 2015 and 2014.

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

For other intangible assets not subject to amortization not assessed qualitatively, a quantitative approach is utilized. The Company compares the carrying value of the applicable asset to its fair value, which the Company estimates using a discounted cash flow analysis or by comparing with the market values of similar assets. If the carrying amount of the asset exceeds its estimated fair value, the Company determines the impairment loss, if any, as the excess of the carrying value of the intangible asset over its fair value. An impairment loss is generally recognized when the carrying amount of the trademarks exceeds the fair value. For fiscal 2016, 2015 and 2014, the company had no impairments related to other intangible assets not subject to amortization.

jambacards® - The Company, through its subsidiary, Jamba Juice Company, sells gift cards called jambacards to its customers in its retail stores, through its website and through resellers. The Company’s jambacards do not have an expiration date. An obligation is recorded at the time of either an initial load or a subsequent reload in accrued jambacard liability on the Company’s consolidated balance sheets. The Company recognizes income from jambacards when (i) the jambacard is redeemed by the customer or (ii) the likelihood of the jambacard being redeemed by the customer is remote (also referred to as “breakage”) and the Company determines that it does not have a legal obligation to remit the unredeemed jambacards to the relevant jurisdictions. The Company determines the jambacard breakage amount based upon its historical redemption patterns. Jambacard breakage income is included in other operating, net in the Consolidated Statements of Operations.

Self-Insurance Reserves -The Company is self-insured for healthcare benefits. The estimated accruals for these liabilities are based on statistical analyses of historical industry data as well as actual historical trends. For its workers’ compensation benefits, the Company has a guaranteed cost policy which renewed on October 1, 2016. Prior to September 30, 2015, the Company had a retrospective policy and was self-insured for existing and prior years exposures through September 30, 2012. For these two policies, liabilities associated with the risks that the Company retains for workers’ compensation benefits are estimated in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The Company’s estimates use this actuarial data in conjunction with known industry trends and Company experience.

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

Construction Allowances - The Company receives construction allowances from certain landlords, which are deferred and amortized on a straight-line basis over the lease term as a reduction of rent expense. In fiscal year 2016, the Company received approximately $1.1 million in allowances, primarily related to the headquarters relocation to Frisco, TX. Construction allowances are recorded in deferred rent and other long-term liabilities.

Revenue Recognition - Revenue from Company Stores is recognized when product is sold. Revenue is presented net of any taxes collected from customers and remitted to government entities. In fiscal 2014, the Company initiated a loyalty program for its customers, which allows them to earn points based on the volume of their purchases. Under the loyalty program, a customer receives a discount on future purchases when a defined number of points have been earned. The estimated amount of points redeemable in exchange for discounts is recorded in deferred revenue and recognized when the customers redeem the points they earned. The deferred revenue for unredeemed points under the loyalty program was $0.2 million at January 3, 2017 and December 29, 2015.

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

Franchise revenue is generated from royalties, development fees, initial franchise fees and revenue from sales at franchise-operated Jamba Juice Express and JambaGO® units. Royalties from Franchise Stores are determined as a percentage of Franchise Store revenue and are recognized in the same period as the related Franchise Store sales occur. If collection of the franchise royalty fee is doubtful, revenue is recognized at the time of collection.

Development fees are paid to the Company as part of an agreement to open and operate a specific number of stores in a specified territory. The amount of the fee is based on the number of stores to be opened pursuant to the development agreement. The nonrefundable fees collected for these services are recognized as the franchise stores under these agreements open. The Company’s multi-unit development agreements specify the number of stores to be opened.

The Company charges an initial franchise fee for providing operational materials, new store opening, planning and functional training courses. Initial franchise fees, if any, are due for payment at the time the franchise agreement for a particular store is executed. Franchise fees are recognized as revenue when all material services or conditions have been substantially performed or satisfied and no other material conditions or obligations related to the determination of substantial performance exist. Duties and services that are completed prior to approval include training, facilities inspection, receipt of operating license(s) and clearance from appropriate agencies. These duties and services are substantially complete prior to the approval of the opening of a store. Revenue is recognized when the store opens.

Revenue from sales at the Company’s flexible format franchise locations are recognized when the products are delivered to the operators of the Jamba Juice Express.

Other revenue primarily consists of revenue from sales of CPG products sold to retail outlets and online and royalties from licensed CPG products. Revenue from sale of CPG products is recognized when the products are delivered to the customer. License revenue from CPG products is based on a percentage of product sales and is recognized as revenue upon the sale of the product to retail outlets.

Cost of Sales - The Company includes in cost of sales, costs incurred to acquire fruit, dairy and other products used to make smoothies and juices, other food offerings and paper products sold by the Company Stores.

Store Lease Termination and Closure Costs - Costs incurred when closing a store are generally expensed as incurred. At the date the Company ceases use of a store under an operating lease, a liability is recorded for the net present value of any remaining lease obligations, net of estimated sublease income, if any.  In instances where a buyout is reasonably expected within six months of store closure, liabilities are recorded by estimating the expected buyout fee and the rent expected to be incurred until a buyout agreement is reached. Any costs recorded upon store closure, as well as any subsequent adjustments to liabilities for remaining lease obligations, as a result of lease termination or changes in estimates of sublease income are recorded in other operating, net in the Consolidated Statements of Operations. Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value and sublease income. Accordingly, actual results could vary from the Company’s estimates.

Advertising Fund - The Company participates with its franchisees in an advertising fund to collect and administer funds contributed for use in advertising and promotional programs, which are designed to increase sales and enhance the reputation of the Company and its franchise owners. Contributions to the advertising fund are required for Company Stores and traditional Franchise Stores and are generally based on a percent of store sales. The Company has control of the advertising fund. The fund is consolidated and all assets and liabilities of the fund are reported.

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

Advertising fund assets as of January 3, 2017 and December 29, 2015 include $1.5 million and $2.4 million of receivables from franchisees, net of allowances, respectively, which is recorded in receivables in the consolidated balance sheets. Advertising fund liabilities as of January 3, 2017 and December 29, 2015, of $1.4 million and $1.2 million, respectively, are reported in other current liabilities and accounts payable in the Company’s consolidated balance sheets.

Advertising Costs - Advertising costs are expensed as incurred and were $2.3 million, $8.5 million and $10.0 million in fiscal years 2016, 2015 and 2014, respectively, and are included in store operating expenses. Advertising contributions received from franchisees, totaled $10.6 million, $7.5 million and $5.8 million for fiscal years 2016, 2015 and 2014, respectively, and were recorded as an offset to advertising expense.

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

Earnings (Loss) Per Share -  Basic earnings (loss) per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed based on the weighted-average number of common shares and potentially dilutive securities, which includes outstanding options and restricted stock awards granted under the Company’s stock option plans. For fiscal years 2016 and 2014, the Company’s basic weighted average shares outstanding were equal to its diluted weighted average shares outstanding, since the Company experienced net losses.

During fiscal years 2015 and 2014, the Company repurchased 1,948,004 and 910,813 shares of common stock, respectively, which reduced the basic weighted average shares outstanding. The Company did not repurchase shares of common stock in fiscal year 2016.

Anti-dilutive common stock equivalents of 1.9 million, 1.9 million and 1.5 million have been excluded from diluted weighted-average shares outstanding in fiscal years 2016, 2015 and 2014, respectively.

Share-based compensation - The Company’s share-based compensation relates to stock options and restricted stock units and is accounted for at fair value. Stock options for a fixed number of shares are granted to certain employees and directors with an exercise price based on the grant date fair value of the Company’s common stock. Compensation expense is recognized for any unvested stock option awards and time-based restricted stock awards on a straight-line basis or ratably over the requisite service period, generally three or four years. For all award types, the Company makes assumptions for the number of awards that will ultimately not vest (“forfeitures”) in determining the share-based compensation expense for these awards. The Company uses historical data to estimate expected employee behaviors related to option exercises and forfeitures. Compensation expense is trued up for actual forfeitures if different than the estimate.

The fair value of options granted was estimated at the date of grant using a Black-Scholes option-pricing model. Option valuation models, including Black-Scholes, require the input of subjective assumptions, which can materially affect the grant date fair value of a stock option award.  The assumptions used include the risk-free interest rate, the expected term of the award, expected volatility and expected dividend yield. The risk-free interest rate is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. For the expected term of the award, the Company utilized the median of the Company’s peer group’s expected term, after adjusting for vesting and term differences. Expected volatility is based on an average of the Company’s recent historic daily stock price observations of the Company’s common stock during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term and the Company’s implied volatility based on the mean of 180-day call and put options as per the open market. Expected dividends are zero based on the history of not paying cash dividends on the Company’s common stock and its intention not to make dividend payments in the future.

The Company grants time-based restricted stock units with a fair value determined based on the closing price of the Company’s common stock on the date of grant. For employees, these restricted stock units typically vest and become unrestricted over the three-year period following the date of grant. For non-employee directors, these restricted stock units typically vest and become unrestricted one year after the date of grant.  The Company grants performance-based restricted stock units (“PSUs”), which typically vest upon the Company satisfying certain performance targets and are granted to employees and non-employees.  The Company records compensation expense for PSUs when it is probable that the performance condition(s) included in the grant will be achieved. The compensation expense ultimately recognized, if any, related to these awards will equal the grant date fair value for the number of shares for which the performance condition has been satisfied.  The fair value of the PSUs is determined based on fair value at the date of grant.

In addition, the Company grants market-based restricted stock units to certain employees. The fair value was determined using a Monte Carlo simulation that incorporated option-pricing inputs covering the period from the grant date through the end of the performance period as of the date of grant. Market-based restricted stock units typically vest and become unrestricted upon achievement of compound annual stock price growth rate targets of 15%, 22.5% and 30% over a three-year period. Share-based compensation expense is recognized ratably over the vesting periods for all market-based and time-based restricted stock units.

Fair Value of Financial Instruments - The following instruments are not measured at fair value on the Company’s consolidated balance sheets but require disclosure of their fair values: cash and cash equivalents, accounts receivables, notes receivable and accounts payable. The estimated fair value of such instruments, excluding notes receivable, approximates their carrying value as reported in the Company’s consolidated balance sheets due to their short-term nature. The estimated fair value of notes receivable approximates its carrying value due to the interest rates aligning with market rates. The fair value of such financial instruments is determined using the income approach based on the present value of estimated future cash flows. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1.

Segment Reporting - The Company has one reportable retail segment.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of this guidance did not have any impact on the Company's consolidated financial statements and related disclosures.

The Company has not yet adopted and is currently assessing the potential impact of the following pronouncements on its Consolidated Financial Statements and related disclosure:

In May 2014, the FASB issued amended guidance on revenue from contracts with customers which amended the existing accounting standards for revenue recognition. ASU 2014-09, Revenue from Contracts with Customers, establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 deferring the effective date to fiscal years beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of the fiscal year beginning after December 15, 2016 (including interim reporting periods within those periods). The amendment guidance may be applied retrospectively to each prior period presented with the option to apply practical expedients or retrospectively with the cumulative effect recognized as of the date of initial application. Management believes adoption of the new revenue recognition standard will impact the Company’s accounting for other fees charged to franchisees and transactions involving its advertising fund and gift card fund. Currently, the Company anticipates to adopt the new revenue standard using the modified retrospective transition approach. Management is in the process of determining the financial statement impact and currently unable to estimate the impact on the Company’s consolidated financial statements or related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which will require lessees to recognize a lease liability and a right-of-use asset for all leases (with the exception of leases with terms less than 12 months) at the commencement date. The guidance will be effective for the Company beginning fiscal year 2019, with early adoption permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. Management believes the adoption of ASU 2016-02 will materially impact the Company’s consolidated financial statements by significantly increasing non-current assets and non-current liabilities on the consolidated balance sheets in order to record the right of use assets and related lease liabilities for existing operating leases. Management is currently unable to estimate the impact on the consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard also allows us to repurchase more of an employee’s vesting shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on the cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. The net result of the adoption of ASC 2016-09 on deferred taxes will be zero. The cumulative gross excess tax benefit, or APIC windfall amount is approximately $2.0 million as of January 3, 2017, or approximately $0.8 million on a tax effected basis. When ASU 2016-09 is adopted, the gross excess tax benefit will be recognized as additional deferred tax asset and will increase the net operating loss carryforward. Given the Company has a full valuation allowance against its deferred tax assets, there is no impact on deferred taxes. The guidance will be effective for the Company beginning fiscal year 2017.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This update applies to inventory that is measured using FIFO or average cost method and requires measurement of that inventory at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance will be effective for the Company beginning fiscal year 2017.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 will be effective for the Company beginning fiscal year 2018.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. The impairment amount will be calculated at Step 1. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This guidance will be effective for the Company’s fourth quarter annual impairment test in fiscal year 2019, with early adoption permitted.

In January 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. This guidance will be effective for the Company’s fiscal year 2018, with early adoption permitted.

2. REFRANCHISING

In November 2014, the Company announced an accelerated transition to an asset-light model that included the sale of up to 114 Company Stores in the California market. During fiscal 2015, the Company refranchised 179 opened stores and one unopened store (of which 176 were previously classified as assets held for sale) for total proceeds of $53.1 million which included cash of $51.1 million and notes receivable of $2.0 million. As a result of these transactions, the Company recorded a total gain of $21.6 million on the disposal of assets during fiscal year 2015. At January 3, 2017 and December 29, 2015, notes receivable related to the refranchising was $2.0 million and are included in other long-term assets in the consolidated balance sheets.

In connection with the headquarters relocation from Emeryville, California to Frisco, Texas the Company refranchised the Emeryville store in December 2016 for total proceeds of $0.1 million, which resulted in an immaterial gain. In November 2016, the Company announced plans to refranchise of 13 Company-owned stores in the Chicago area which was subsequently completed in the second quarter of 2017.

3. PROPERTY, FIXTURES AND EQUIPMENT

Property, fixtures and equipment consisted of the following as of (in thousands):

	January 3, 2017	December 29, 2015
Leasehold improvements	$20,734	$19,586
Furniture, fixtures and equipment	30,349	28,470
Construction in progress (primarily stores under construction)	74	3,773
Total	51,157	51,829
Less accumulated depreciation and amortization	(38,645)	(36,229)
Total	$12,512	$15,600

Depreciation expense related to property, fixtures and equipment for fiscal years 2016, 2015 and 2014 was $5.7 million, $6.5 million and $10.0 million, respectively. Assets related to JambaGo were reclassified on the consolidated balance sheets from property, fixtures and equipment to assets held for sale of $0.2 million and $3.1 million for fiscal years 2016 and 2015.

In fiscal 2016, the Company corrected certain errors including an overstatement of expenses included within depreciation expense of approximately $0.2 million related to prior period financial statements. The Company determined that the corrections were neither quantitatively or qualitatively material to those periods individually and in the aggregate or to the trend of the reported operating results.

4. GOODWILL, TRADEMARKS AND OTHER INTANGIBLE ASSETS

A summary of the changes in goodwill for fiscal 2016 and 2015 follows (in thousands):

Amount
Balance as of December 30, 2014	$945
Additions	232
Reclassification out of assets held for sale	7
Balance as of December 29, 2015	1,184
Refranchise	(1)
Balance as of January 3, 2017	$1,183

The carrying amount and accumulated amortization of trademarks and other intangible assets as of January 3, 2017 and December 29, 2015 were as follows (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount
Intangible Assets
As of January 3, 2017
Favorable leases	1,850	(1,850)	—
Trademarks	807	—	807
Franchise agreements and customer lists	677	(511)	166
Reacquired franchise rights	599	(245)	354
Total	$3,933	$(2,606)	$1,327

	Gross Amount	Accumulated Amortization	Net Amount
As of December 29, 2015
Favorable leases	1,850	(1,850)	—
Trademarks	807	—	807
Franchise agreements and customer lists	735	(496)	239
Reacquired franchise rights	599	(181)	418
Total	$3,991	$(2,527)	$1,464

Intangible assets, other than trademarks, are amortized over their expected useful lives, ranging from two to seven years. Amortization expense for intangible assets was $0.1 million for fiscal years 2016, 2015 and 2014. The remaining intangible assets, subject to amortization of $0.5 million will continue to be amortized over their estimated useful lives. Expected annual amortization expense for the remaining intangible assets recorded as of January 3, 2017 is as follows (in thousands):

Fiscal Year	Amortization Expense
2017	$114
2018	112
2019	97
2020	62
2021	47
Thereafter	88

Trademarks are not subject to amortization and the Company evaluates for impairment on an annual basis during the fourth quarter or more frequently if events or changes in circumstances indicate that the asset might be impaired. There was no impairment charge for trademarks in fiscal 2016 and fiscal 2015.

5. ACQUISITIONS

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

The Company began actively marketing 26 acquired stores in February 2015, which resulted in the determination that the criteria for classification of assets held for sale were met. As a result, 22 store locations were reclassified to assets held for sale during the first quarter of 2015. As of December 29, 2015, these stores were reclassified out of assets held for sale resulting from management’s decision to retain or close certain of the stores.

6. FAIR VALUE MEASUREMENT

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

In the fiscal years 2016 and 2015, the Company recorded gains of $0.3 million and $0.2 million included in gain on contingent consideration within other operating, net, due to a change in circumstances under which remaining contingent consideration was no longer deemed probable of payment.

Non-financial Assets and Liabilities

There are no long-lived assets being carried at fair value as of January 3, 2017 and December 29, 2015. As a result of its quarterly impairment reviews, the Company recognized impairment of $0.4 million, $0.6 million and $0.2 million included in impairment of long-lived assets in the Consolidated Statements of Operations for fiscal years 2016, 2015 and 2014, respectively. The losses for fiscal years 2016 and 2014 are all due to impairment of fixed assets. The losses for fiscal 2015 are due to $0.3 million of impairment of trademarks and $0.3 million impairment of fixed assets.

7. NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS

As of January 3, 2017 and December 29, 2015, other long-term assets consisted of the following (in thousands):

	January 3, 2017	December 29, 2015
Notes receivable	$1,879	$3,107
Deposits and other	889	582
Investment in unconsolidated subsidiaries	126	522
Total	$2,894	$4,211

As of January 3, 2017 and December 29, 2015, notes receivable includes notes from franchisees totaling $1.9 million and $3.1 million, respectively. The note entered into during fiscal 2015 of $2.0 million has a maturity date of February 1, 2021 and the annual interest rate is 3% per annum.

8. DEVELOPMENT AGREEMENTS

The Company has entered into multi-unit license agreements with area developers to build stores in certain geographic regions. Under typical multi-unit license agreements, the area developer generally pays one-half of the initial nonrefundable fee multiplied by each store to be built as a nonrefundable development fee upon execution of the multi-unit development agreement. This deposit is included in deferred revenue in the accompanying Consolidated Financial Statements. The agreements are generally for a term of five years. Each time a store is opened under the multi-unit license agreement, the Company credits the franchisee one-half of the initial fee as part of the development fee and the franchisee is required to pay the remaining one-half of the initial fee.

The following table summarizes data about the development agreements for Franchise and International Stores as of:

	January 3, 2017	December 29, 2015
Number of developers with Franchise Store contractual commitments	27	32
Number of Franchise Stores for which commitments exist	122	163
Number of developers with International Stores contractual commitments	6	7
Number of International Stores for which commitments exist	307	485

Deferred franchise revenue is included in other current liabilities and other long-term liabilities in the Company’s consolidated balance sheets. As of January 3, 2017 and December 29, 2015, deferred franchise revenue included $1.3 million and $1.1 million, respectively, relating to non-refundable development fees and initial fees paid by domestic franchisees whose stores have not yet opened. In addition, deferred franchise revenue as of January 3, 2017 and December 29, 2015 included $1.5 million and $1.5 million, respectively, relating to non-refundable international development fees.

9. DEFERRED RENT AND OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	January 3, 2017	December 29, 2015
Deferred rent	$2,260	$2,961
Deferred revenue	2,950	3,720
Construction allowance	1,423	735
Other liabilities	2,307	1,574
Total deferred rent and other long-term liabilities	$8,940	$8,990

10. LEASE COMMITMENTS

The Company leases its office, retail stores, and some equipment under operating leases, with terms expiring through 2027. Most store leases have an initial term of 10 years, with renewal options of up to 10 years and provide for payment of common area operating expenses and real estate taxes. When the Company refranchises Company Stores, usually the franchisees become sublessees and the Company continues to be obligated under the existing lease agreements for the remainder of the lease terms.

Rental expense, net of sublease income was $7.1 million, $15.6 million and $22.3 million in fiscal years 2016, 2015 and 2014, respectively, and was recorded in occupancy and general and administrative expenses in the accompanying Statements of Operations. The Company recognized sublease income of $20.5 million, $13.8 million and $9.2 million in fiscal years 2016, 2015 and 2014, respectively.

Contingent rent included in occupancy costs in the Statements of Operations was $0.4 million, $0.5 million and $0.5 million in fiscal years 2016, 2015 and 2014, respectively.

The aggregate future minimum noncancelable lease payments and minimum rentals to be received from sublessees as of January 3, 2017, were as follows (in thousands):

Fiscal Year Ending:	Minimum lease payments	Minimum rentals to be received
2017	$26,354	$20,117
2018	22,539	16,734
2019	18,569	13,505
2020	14,585	10,236
2021	10,769	7,446
Thereafter	22,500	12,583
Total	$115,316	$80,621

11. CREDIT AGREEMENT

On November 3, 2016, the Company entered into a credit agreement with Cadence Bank, NA (“New Credit Agreement”). The New Credit Agreement provides an aggregate principal amount of up to $10.0 million. The credit facility also allows the Company to request an additional $5.0 million for an aggregate principal amount of up to $15.0 million. The New Credit Agreement accrues interest at a per annum rate equal to the LIBOR rate plus 2.50%. The New Credit Agreement contains customary affirmative and negative covenants and has a five-year term. Under the terms of the New Credit Agreement, the Company is required to either maintain minimum cash or consolidated EBITDA levels and minimum levels of tangible net worth and a minimum fixed charge coverage ratio. The New Credit Agreement terminates November 3, 2021. This credit facility is subject to customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions and dispositions of assets. The credit facility is evidenced by a revolving note made by the Company in favor of the Lender, is guaranteed by the Company and is secured by substantially all of its assets including the assets of its subsidiary and a pledge of stock of its subsidiary.

To acquire the credit facility, the Company incurred upfront fees, which are being amortized over the term of the Credit Agreement. As of January 3, 2017, the unamortized commitment fee amount was not material and is recorded in prepaid expenses in the consolidated balance sheets. As of January 3, 2017, the Company had no borrowings against the credit facility and was in compliance with the financial covenants to the Credit Agreement.

On February 14, 2012, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association (the “Lender”), which, as amended on November 1, 2012, July 22, 2013, November 4, 2013 and December 29, 2015 (as amended, the “Credit Agreement”), made available to the Company a revolving line of credit in the amount of $10.0 million. The outstanding balance under the amended credit facility accrued interest at a LIBOR Market Index Rate based upon the rate for one month U.S. dollar deposits, plus 2.50% per annum. On July 22, 2016, the Credit Agreement expired with no amounts drawn on the credit facility since its inception. The existing letters of credit balance of $0.4 million is collateralized by restricted cash at January 3, 2017. During the term of the Credit Agreement, the unamortized commitment fee amount was not material. This credit facility was subject to customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions and dispositions of assets.

12. SHARE-BASED COMPENSATION

Jamba, Inc. 2013 Equity Incentive Plan (“the Plan”) authorizes the Company to provide incentive compensation in the form of stock options, restricted stock and stock units (“RSUs”), performance shares and units (“PSUs”), other stock-based and restricted stock-based awards (“RSAs”), cash-based awards and deferred compensation awards. In addition, the Company periodically authorizes grants of stock-based compensation as inducement awards to new employees. This type of award does not require shareholder approval in accordance with Rule 5635(c)(4) of the Nasdaq listing rules.

On May 17, 2016, at its 2016 Annual Meeting of Shareholders, the Company’s shareholders, upon the recommendation of the Board of Directors, approved an additional 900,000 shares of common stock to be offered or issued under the 2013 Plan. The 2013 Plan authorizes up to 3,028,847 shares.

As of January 3, 2017, under the Company’s 2013 Plan, there remained 842,120 shares available for grant. All plan equity grants were issued from the 2013 Plan and it is currently the only equity plan from which future equity awards may be granted.  Options granted under the 2013 Plan and inducement awards have an exercise price equal to the closing price of the Company’s common stock on the grant date, are generally exercisable for up to 10 years, and vest annually over a four-year period. Unvested shares are forfeited upon termination of employment, unless the award agreement provides otherwise.

Share-based compensation expense was $2.6 million, $5.2 million and $3.1 million for fiscal years 2016, 2015 and 2014, respectively, and is included in general and administrative expenses in the Consolidated Statements of Operations. For fiscal years 2016, 2015 and 2014, the total income tax benefit recognized in our Consolidated Statements of Operations in connection with all share-based compensation awards was $0, $0.6 million and $0, respectively.

Stock Options

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions.

	Fiscal Year Ended January 3, 2017	Fiscal Year Ended December 29, 2015	Fiscal Year Ended December 30, 2014
Weighted-average risk-free interest rate	1.36%	1.75%	0.12%
Expected life of options (years)	5.22	5.85	0.80
Expected stock volatility	40.5%	43.7%	60.8%
Expected dividend yield	0%	0%	0%

For fiscal 2014, the table above reflects 5,000 options that had an accelerated vesting stock modification related to terminated executives. No other options were issued in fiscal 2014.

A summary of the stock option activities for fiscal year 2016 is presented below (shares and dollars in thousands):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Term Remaining	Aggregate Intrinsic Value
Outstanding at December 29, 2015	1,530	$12.42	5.76	$3,960
Granted	315	13.11
Exercised	(197)	5.50
Canceled	(448)	16.00
Outstanding at January 3, 2017	1,200	$12.40	5.05	$1,213
Options vested or expected to vest at January 3, 2017	1,112	$12.32	4.86	$1,213
Options exercisable at January 3, 2017	485	$10.74	1.65	$1,211

The intrinsic value of stock options is defined as the difference between the current market value and the exercise price, which is equal to the market value at the time of the grant. Information regarding options outstanding and exercisable at January 3, 2017 is as follows (shares in thousands):

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$3.00 - $3.00	141	1.05	$3.00	141	$3.00
$5.40 - $10.87	130	4.14	9.02	89	8.33
$10.93 - $11.65	139	6.43	11.41	58	11.13
$11.98 - $11.98	10	4.37	11.98	10	11.98
$12.35 - $12.35	153	9.05	12.35	3	12.35
$13.30 - $13.71	44	7.69	13.49	15	13.44
$13.94 - $13.94	503	4.46	13.94	139	13.94
$19.50 - $45.55	68	6.87	21.89	18	28.38
$47.55 - $47.55	6	0.44	47.55	6	47.55
$50.25 - $50.25	6	0.42	50.25	6	50.25
	1,200	5.05	$12.40	485	10.74

The weighted-average grant date fair value of options granted was $4.30 in fiscal 2016, $13.92 in fiscal 2015 and $5.64 in fiscal 2014. At January 3, 2017, stock options vested or expected to vest over the next four years totaled 1.1 million. The remaining expense to amortize is approximately $1.7 million at January 3, 2017. The weighted-average remaining recognition period is approximately two years.

Restricted Stock Awards

Restricted stock awards are granted to members of our Board of Directors as part of their compensation. Awards are fully vested and expensed when granted. The fair value of restricted stock awards is the market close price of our common stock on the date of the grant. In fiscal years 2016 and 2015, 3,514 and 1,094 restricted stock awards were issued with a weighted average grant date fair value per share of $12.80 and $13.71, respectively. There were no RSAs granted in fiscal 2014.

Time-Based Restricted Stock Units

Information regarding activities during fiscal 2016 for outstanding time-based RSUs is as follows (shares in thousands):

	Number of shares of RSUs	Weighted- Average Grant Date Fair Value (per share)
Outstanding as of December 29, 2015	190	14.09
Granted	44	11.31
Forfeited	(39)	13.95
Vested	(127)	13.70
Outstanding as of January 3, 2017	68	$13.11

During fiscal years 2016, 2015 and 2014, the Company granted 44,000, 52,000 and 270,000 time-based RSUs at a weighted average grant date fair value of $11.31, $15.10 and $13.21, respectively, with a vesting period of three years. Compensation expense for time-based RSUs is recognized over the vesting period on a straight-line basis. The aggregate grant date fair value of the time-based RSUs granted during fiscal years 2016, 2015 and 2014 was $0.5 million, $0.8 million, and $3.3 million, respectively. The aggregate intrinsic value of time-based RSUs outstanding as of January 3, 2017, December 29, 2015 and December 30, 2014 was $0.7 million, $2.6 million and $4.0 million, respectively.

At January 3, 2017, unvested share-based compensation for time-based RSUs, net of forfeitures, totaled $0.5 million. This expense will be recognized over the remaining weighted-average vesting period of approximately one year.

Performance-Based Restricted Stock Units

Information regarding activities during fiscal 2016 for outstanding PSUs is as follows (shares in thousands):

	Number of shares of PSUs	Weighted- Average Grant Date Fair Value (per share)
Outstanding as of December 29, 2015	57	13.89
Granted	8	10.11
Forfeited	(46)	13.85
Vested	(2)	14.04
Outstanding as of January 3, 2017	17	$12.27

During fiscal years 2016 and 2014, the Company granted 8,000 and 95,000 PSUs at a weighted average grant date fair value of $10.11 and $14.37, respectively. There were no PSUs granted during fiscal 2015. The aggregate grant date fair value of the PSUs during fiscal 2014 was $1.2 million. The aggregate intrinsic value of the PSUs outstanding as of January 3, 2017 and December 29, 2015 was expense of $0.2 million and $0.8 million, respectively. At January 3, 2017, unvested share-based compensation for PSUs, net of forfeitures, was less than $0.1 million, which will be recognized over the remaining weighted-average vesting period of approximately seven months.

Market-Based Restricted Stock Units

Information regarding activities during fiscal 2016 for outstanding market-based RSUs is as follows (shares in thousands):

	Number of market-based RSUs	Weighted- Average Grant Date Fair Value (per share)
Outstanding as of December 29, 2015	—	—
Granted	505	3.04
Forfeited	—	—
Vested	—	—
Outstanding as of January 3, 2017	505	$3.04

In January 2016, in connection with the hiring of the Company’s new Chief Executive Officer, the Company granted equity awards which included an award of 350,000 market-based RSUs vesting upon achievement of compound annual stock price growth rate targets of 15%, 22.5% and 30% over a three-year period, which were granted in May 2016.

During fiscal 2016, the Company also granted inducement awards in connection with executive hiring which included 155,000 market-based RSUs vesting upon achievement of compound annual stock price growth rate targets of 15%, 22.5% and 30%. Compensation expense related to market-based RSUs is recognized over the requisite service period on a straight-line basis. The requisite service period is a measure of the expected time to reach the respective vesting threshold. We estimated this period by utilizing a Monte Carlo simulation, considering only those stock price-paths in which the threshold was exceeded. The estimated requisite service period for the market-based RSUs issued in fiscal 2016 ranges between approximately eighteen and twenty-four months.

The aggregate grant date fair value of the market-based RSUs granted during fiscal 2016 was $1.5 million. There were no market-based RSUs granted during fiscal 2015 or 2014.  The aggregate intrinsic value of the market-based RSUs outstanding as of January 3, 2017 was $5.2 million. At January 3, 2017, unvested share-based compensation for market-based RSUs, net of forfeitures, was $0.9 million, which will be recognized over the remaining weighted-average recognition period of approximately fourteen months.

13. STOCK REPURCHASES

On August 4, 2016, the Company announced that its Board of Directors approved the terms of a share repurchase plan (the "2016 Stock Repurchase Program"). Pursuant to the 2016 Stock Repurchase Program, the Company is authorized to repurchase up to $20.0 million of its common stock subject to available cash resources over the next two-year period.  The Company may repurchase shares on the open market, through privately negotiated transactions or otherwise, at times, in amounts and at prices considered appropriate by the Company.  The number of shares to be purchased and the timing of any purchases are subject to various factors, including the price of the Company’s common stock, the Company’s capital position, the amount of retained earnings of the Company, general market conditions and other economic factors and corporate and regulatory requirements, and may be modified, suspended or terminated at any time.

On October 29, 2014, the Company’s Board of Directors authorized the repurchase of up to $25.0 million of shares of common stock over an 18-month period (the "2014 Stock Repurchase Program"). The Company’s Board of Directors authorized an increase to the Stock Repurchase Program of $15.0 million to a total of $40.0 million in May 2015 and an additional $5.0 million to a total of $45.0 million in September 2015, which expired on May 4, 2016. Shares repurchased under the Stock Repurchase Program are considered treasury stock until retired. During fiscal 2015 and fiscal 2014, the Company repurchased approximately 2.0 million and 0.9 million shares, respectively, under the Stock Repurchase Program. The average price per share during fiscal 2015 and fiscal 2014 was $14.38 and $13.17, respectively, with an aggregate cost of $28.0 million and $12.0 million for fiscal 2015 and fiscal 2014, respectively, leaving $5.0 million available for share repurchases. Shares repurchased under the stock repurchase programs are considered treasury stock until retired.

During fiscal year 2016, the Company did not repurchase shares under the 2016 Stock Repurchase Program or the 2014 Stock Repurchase Program.

14. INCOME TAXES

The components of the income tax (expense) benefit are as follows (in thousands):

	January 3, 2017	December 29, 2015	December 30, 2014
Current:
Federal	$—	$(438)	$—
State	(14)	(149)	(37)
Foreign	(65)	(114)	(131)
	$(79)	$(701)	$(168)
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
	$—	$—	$—
Income tax benefit (expense)	$(79)	$(701)	$(168)

The difference between the effective income tax rate and the United States federal income tax rate is summarized as follows:

	January 3, 2017	December 29, 2015	December 30, 2014
Statutory federal rate	34.0%	34.0%	34.0%
State income taxes less federal benefit	(1.4)	(9.2)	5.9
Foreign income taxes	(0.3)	1.1	(2.5)
Change in valuation allowance	(24.6)	(38.1)	(31.5)
Meals	(0.1)	0.3	(1.2)
Business Gain on Acquisition	—	—	8.5
Alternative minimum taxes	—	0.1	(1.0)
Expired tax attribute carryforwards	(6.4)	11.1	(17.0)
Tax credits generated	—	(0.1)	0.3
Other	(1.6)	7.7	(0.3)
	(0.4)%	6.9%	(4.8)%

Deferred income taxes are provided for the temporary differences between the carrying values of the Company’s assets and liabilities for financial reporting purposes and their corresponding income tax bases. The temporary differences give rise to either a deferred tax asset or liability in the financial statements that is computed by applying current statutory tax rates to taxable and deductible temporary differences. The deferred tax assets (liabilities) consisted of the following temporary differences as of January 3, 2017 and December 29, 2015 (in thousands):

	January 3, 2017	December 29, 2015
Net operating losses	$62,875	$50,837
Reserves and accruals	5,073	10,754
Deferred rent	967	1,518
Tax credit attributes	1,957	1,999
Basis difference in intangibles	1,152	1,510
Share-based compensation	1,915	2,979
Basis difference in fixed assets	5,670	3,245
Basis difference in intangibles	(95)	(289)
Basis difference in investments	144	4
Reserves and accruals	(29)	(64)
Total gross deferred tax asset	79,629	72,493
Valuation allowance	(79,629)	(72,493)
Total net deferred tax asset	$—	$—

Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. A valuation allowance is provided for deferred tax assets when it is “more likely than not” that some portion of the deferred tax asset will not be realized. Because of the Company’s recent history of operating losses, management believes the recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. A valuation allowance has been recorded for the net deferred tax assets at January 3, 2017, which increases the valuation allowance by $7.1 million for the fiscal year ended January 3, 2017.

At January 3, 2017, the Company has federal and state net operating loss carryovers (“NOL”) of $148.4 million and $144.5 million, respectively, which, if not used earlier, will expire between 2017 and 2036. In addition, the Company also has tax credit carryforwards for federal and state purposes of $1.1 million and $0.9 million, respectively. Approximately $0.3 million of the federal tax credit carryforwards will start to expire in 2031 if unused before that year. Of the state tax credit carryforwards, approximately $0.7 million will start to expire in 2023 if unused before that year. The remaining federal tax credits and the state tax credits do not expire.

The Company underwent an “ownership change” as defined in section 382 of the Internal Revenue Code during the second quarter of the Company’s 2009 fiscal year, as a result of the Company’s issuance of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock and other prior trading in the Company’s stock. The amount of NOL and tax credits from pre-change years that may be used to offset the Company’s taxable income for tax years ending after the ownership change is subject to an annual limitation, known as a section 382 limitation. The section 382 limitation may cause NOL’s to expire unutilized. The Company reduced its NOL carryovers stated above for the anticipated expirations caused by the Company’s 2009 change.  Since the section 382 ownership change in 2009, the Company has performed quarterly analyses to monitor its ownership for 382 purposes.  The Company has not had any other ownership changes for section 382 purposes since 2009.

Changes in the Company’s unrecognized tax benefits are as follows (in thousands):

	Fiscal Year Ended January 3, 2017	Fiscal Year Ended December 29, 2015
Beginning balance	$185	$185
Increases attributable to tax positions taken during prior periods	—	—
Decreases resulting from lapse of applicable statutes of limitations	—	—
Ending balance	$185	$185

As of January 3, 2017, the entire unrecognized tax benefits reduce the deferred tax asset for the net operating loss carryforwards. If recognized, none of the unrecognized tax benefits would impact the Company’s effective tax rate. As of January 3, 2017, it is reasonably possible that the unrecognized tax benefits will not significantly increase or decrease in the next twelve months.

The Company is subject to taxation in the United States and various state and local jurisdictions. As of January 3, 2017, the Company is not subject to any income tax examinations. Due to tax attribute carryforwards, as of January 3, 2017, the Company remains effectively subject to U.S. federal, state and local income tax examinations by tax authorities for the tax years since 2006.

15. EMPLOYEE BENEFIT PLAN

The Company maintains a voluntary defined contribution plan covering all eligible employees. Eligible employees may elect to defer and contribute a percentage of their compensation to the plan, not to exceed the dollar amount set by law. The Company matched employees’ contributions on a discretionary basis, resulting in a contribution of less than $0.1 million each for fiscal years 2016, 2015 and 2014.

16. SEVERANCE AND OTHER COMPENSATION

In connection with the relocation of the Company’s headquarters from Emeryville, California to Frisco, Texas, the Company incurred severance and bonus obligations. At January 3, 2017, $1.6 million of severance and $0.8 million of retention expenses are classified in accrued compensation and benefits and accounts payable, respectively, in the consolidated balance sheets. Additionally, the Company expects to pay bonuses of $0.9 million at the beginning of second quarter in fiscal 2017.  The remaining payments will be completed by the end of the second quarter 2018.

On October 1, 2015, the Company announced the retirement of James D. White, the former Chief Executive Officer.  In accordance with his employment agreement, severance and bonus of $0.8 million have been accrued for in fiscal 2015 and paid in full in fiscal 2016. Also during fiscal 2015, severance of $0.6 million was recorded for certain departures of two senior executives. Expenses relating to acceleration of options and awards from stock modifications related to the departure of the three executives of $0.8 million were also accounted for in fiscal 2015 and are included as part of stock compensation. These payments were completed during fiscal year 2016.

17. STORE LEASE TERMINATION AND CLOSURE COSTS

On January 3, 2017, the Company closed one underperforming Company Store in the California market, which was prior to expiration of the contractual lease term. The Company recorded exit costs of $3.6 million, including accrued exit costs of $1.3 million related to the estimated fair value of the lease termination obligation and $2.3 million of asset write-off.

During the fourth quarter of 2015, in conjunction with its transition to an asset-light model, the Company performed a review of its portfolio of Company Stores, and as a result, closed eight underperforming Company Stores in the Chicago and New York City markets on December 29, 2015, which was prior to expiration of their contractual lease terms. The Company accrued exit costs of $1.6 million, including $1.3 million related to the estimated fair value of the lease termination obligation, $0.2 million of asset write-off, and $0.1 million related to severance. At January 3, 2017, the remaining lease termination obligation was approximately $0.5 million related to one of the stores closed in 2015.

The Company estimates the fair value of the remaining lease termination obligation as of the cease-use date, using a weighted average of multiple outcomes approach which considered for each lease: future contractual lease obligations, net of projected sub-lease income (limited to amount of the rental obligation) after a period for remarketing, outcomes including buyout fees for early termination and actual terminations. Future cash flows are discounted using the Company’s credit adjusted risk free rate, which were estimated at 4.95% and 6.5% in fiscal years 2016 and 2015, respectively.  Sublease rental income and absorption period assumptions were based on data available from rental activity in the local markets. Assumptions about potential buyout payments were also based on data available from rental activity in the local markets, allowed for a period for negotiation and then a final settlement at a multiple of monthly rental and common area payments.

As of January 3, 2017, the Company’s future lease obligations totaled approximately $3.5 million, which was reduced for estimates for sublease rental income of $1.6 million. The net obligation after discounting was increased for estimated transaction fees to advisors of approximately $0.1 million. The resulting obligation at estimated fair value totaled approximately $1.8 million.

Considerable management judgment is necessary to estimate net future cash flows including cash flows from continuing use, terminal value and sublease income.  Accordingly, actual results could vary from the estimates. If these assumptions or their related estimates change in the future, the Company will be required to record additional exit costs or reduce exit costs previously recorded. Exit costs recorded for each of the periods presented include the effect of such changes in estimates; there were no subsequent changes during 2016 to the amount of the obligation.

18. OTHER OPERATING, NET

The components of other operating, net are as follows (in thousands):

	Fiscal Year Ended January 3, 2017	Fiscal Year Ended December 29, 2015	Fiscal Year Ended December 30, 2014
Jambacard breakage income	$(4,096)	$(5,440)	$(4,744)
Jambacard expense	902	1,155	1,299
CPG and JambaGO® direct expense	1,700	3,035	2,637
Franchise discount expense	461	706	847
Franchise other expense	676	834	1,025
Sublease income	(670)	(192)	(121)
Bad debt	1,560	1,474	61
International expense	613	708	316
Gain on contingent consideration	-	(156)	(397)
Other (income) expense	(63)	(329)	(197)
Total other operating, net	$1,083	$1,795	$726

19. OTHER COMMITMENTS AND CONTINGENCIES

Litigation Related - The Company records a liability for litigation claims and contingencies when payment is probable and the amount of loss can be reasonably estimated.

In fiscal year 2016, the Company recognized $2.0 million in charges associated with ongoing and settled litigation matters based on the available information at the time. The amounts recognized related to aggregate amounts for resolution of the Company’s ordinary course litigation cases estimated at $1.0 million and a commercial vendor dispute settled for $1.0 million. The losses were included in general and administrative expenses in the accompanying Statements of Operations. The Company did not include any reserve for losses relating to ongoing and settled litigation matters in 2015 or 2014.

The Company is a defendant in litigation arising in the normal course of business. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of the Company’s management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations, liquidity or financial condition of the Company, except as noted above.

Other - The Company has purchase obligations with certain suppliers for certain fruits and dairy for various terms typically ranging from one year to five years. The Company has one contract with a supplier for a 15 year term that ends in 2024. These contracts are commitments to purchase a minimum level of fruit and other items used in the production of the Company’s products totaling $30.7 million, inclusive of purchase commitments of $1.0 million related to a dispute with a commercial vendor.

20. RELATED-PARTY TRANSACTIONS

In fiscal 2016 and fiscal 2015, the Company received $0.2 million from Country Pure Foods related to vendor supply chain management fees and approximately $0.3 million from Sodexo related to licensing fees for Jamba units operated by Sodexo. One Jamba Juice Director is on the Board of Directors of Country Pure Foods and another Jamba Juice Director is an executive with Sodexo.

21. UNAUDITED QUARTERLY INFORMATION

The tables below provide the Company’s unaudited consolidated results of operations for each quarter in 2016 and 2015:

(In thousands, except share and per share amounts)	Thirteen Weeks Ended March 29, 2016	Thirteen Weeks Ended June 28, 2016	Thirteen Weeks Ended September 27, 2016	Fourteen Weeks Ended January 3, 2017
Revenue:
Company stores	$11,953	$13,874	$14,350	$11,105
Franchise and other revenue	6,801	7,666	7,711	6,163
Total revenue	18,754	21,540	22,061	17,268
Costs and operating expenses (income):
Cost of sales	2,962	3,321	3,437	2,881
Labor	4,158	4,668	4,644	4,402
Occupancy	2,036	1,900	1,879	1,844
Store operating	2,362	2,272	2,381	2,270
Depreciation and amortization	1,502	1,674	1,068	1,505
General and administrative	7,610	9,423	9,699	11,226
Gain on disposal of assets	109	188	204	289
Store pre-opening	324	326	210	364
Impairment of long-lived assets	—	127	229	3,054
Store lease termination and closure	120	(56)	178	3,918
Other operating, net	271	245	104	463
Total costs, operating expenses, and gain	21,454	24,088	24,033	32,216
Loss from operations	(2,700)	(2,548)	(1,972)	(14,948)
Other income (expense):
Interest income	71	74	50	55
Interest expense	(59)	(59)	(51)	(270)
Total other income (expense), net	12	15	(1)	(215)
Loss before income taxes	(2,688)	(2,533)	(1,973)	(15,163)
Income tax (expense) benefit	(132)	54	9	(10)
Net loss	(2,820)	(2,479)	(1,964)	(15,173)
Less: Net income attributable to noncontrolling interest	—	—	—	—
Net loss attributable to Jamba, Inc.	$(2,820)	$(2,479)	$(1,964)	$(15,173)
Loss per share attributable to Jamba, Inc. common shareholders:
Basic	$(0.19)	$(0.16)	$(0.13)	$(0.99)
Diluted	$(0.19)	$(0.16)	$(0.13)	$(0.99)

(In thousands, except share and per share amounts)	Thirteen Weeks Ended March 31, 2015	Thirteen Weeks Ended June 30, 2015	Thirteen Weeks Ended September 29, 2015	Thirteen Weeks Ended December 29, 2015
Revenue:
Company stores	$47,728	$48,360	$28,213	$12,724
Franchise and other revenue	4,776	5,766	7,284	6,825
Total revenue	52,504	54,126	35,497	19,549
Costs and operating expenses (income):
Cost of sales	12,407	11,474	6,626	3,230
Labor	16,088	14,876	8,843	4,925
Occupancy	6,835	6,131	3,980	2,005
Store operating	8,034	8,059	5,901	3,158
Depreciation and amortization	1,873	1,344	1,143	2,209
General and administrative	8,963	8,427	9,003	10,479
Gain on disposal of assets	(778)	(4,480)	(16,076)	(275)
Store pre-opening	22	166	287	556
Impairment of long-lived assets	0	295	1,907	321
Store lease termination and closure	22	40	207	1,400
Other operating, net	706	1,333	375	(619)
Total costs, operating expenses, and gain	54,172	47,665	22,196	27,389
(Loss) income from operations	(1,668)	6,461	13,301	(7,840)
Other income (expense):
Interest income	15	14	49	59
Interest expense	(41)	(68)	(53)	(58)
Total other expense, net	(26)	(54)	(4)	1
(Loss) income before income taxes	(1,694)	6,407	13,297	(7,839)
Income tax benefit (expense)	(26)	(57)	(194)	(424)
Net (loss) income	(1,720)	6,350	13,103	(8,263)
Less: Net income attributable to noncontrolling interest	31	21	—	—
Net (loss) income attributable to Jamba, Inc.	$(1,751)	$6,329	$13,103	$(8,263)
(Loss) earnings per share attributable to Jamba, Inc. common shareholders:
Basic	$(0.11)	$0.39	$0.83	$(0.55)
Diluted	$(0.11)	$0.38	$0.81	$(0.55)

The sum of (loss) earnings per share for all four quarters may not equal the loss per share of the fiscal year due to rounding.

In connection with the store closure in late fiscal 2016 and the exit of Jamba GO®, the Company recognized a store lease termination and closure expense and an impairment loss of $2.3 million and $3.4 million, respectively, in the fourth quarter. In fiscal 2016, Company Store revenue decreased primarily due to the net reduction in Company Stores resulting from the Company’s transition to an asset-light model. During fiscal 2015, the Company sold four stores in the first quarter, 49 stores in the second quarter, 110 stores in the third quarter and 14 (net of 2 acquired stores) in the fourth quarter. At the end of fiscal 2016, the number of Company Stores was 66 compared to 70 at the end of fiscal 2015. The number of Franchise Stores and International Stores grew to 843 as of January 3, 2017 compared to 823 as of December 29, 2015. During fiscal 2016, the Company sold one store during the fourth quarter.

In the second quarter of 2015, the Company sold its 88% interest in JJSC to the holder of JJSC’s noncontrolling interest, in connection with our transition to an asset-light model.

Gain on disposal of assets increased primarily due to the transition to an asset-light model during fiscal 2015. As a result, the Company recorded net income in the second and third quarter and for the full fiscal year of 2015 compared to a net loss in fiscal 2016.

In the Statements of Operations for the third quarter ended September 27, 2016 and fourth quarter ended January 3, 2017, the Company corrected certain out-of-period errors related to prior period financial statements. The out-of-period errors related to both the first and second quarters of 2016 as well as 2015, 2014 and earlier results. The adjustments arose from various errors in depreciation expense, share-based compensation, impairments and balance sheet accruals affecting revenues and general and administrative expenses. The Company evaluated and concluded that the corrections made for the out-of-period errors in the third and fourth quarter, and the unadjusted impact on the prior periods, were neither quantitatively or qualitatively material to those periods individually or in the aggregate. The following table details the specific amounts of out-of-period (overstatements)/understatements for the fiscal 2016 quarters.

(In thousands, except share and per share amounts)	Thirteen Weeks Ended March 29, 2016	Thirteen Weeks Ended June 28, 2016	Thirteen Weeks Ended September 27, 2016	Fourteen Weeks Ended January 3, 2017
Total revenue	$4	$(202)	$(18)	$151
Total costs, operating expenses and gain	(892)	490	105	(596)
Income before income taxes	896	(692)	(124)	747
Total other expense, net	—	—	—	—
Income before income taxes	896	(692)	(124)	747
Income tax benefit (expense)	(45)	14	2	(1)
Net income	851	(678)	(122)	746
(Loss) earnings per share attributable to Jamba, Inc. common shareholders:
Basic	$0.06	$(0.04)	$(0.01)	$0.05
Diluted	$0.06	$(0.04)	$(0.01)	$0.05

22. SUBSEQUENT EVENTS

In the first quarter of fiscal 2017, we recorded severance of $0.6 million for the departures of two senior executives. Additionally in the fourth quarter of fiscal 2017, we recorded severance of $0.3 million for the departure of one senior executive.

Refranchising Activities

In the second quarter of fiscal 2017, the Company refranchised 13 Company-owned stores and signed a 10-unit development agreement in the Chicago area for approximately $0.2 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES
(a)	Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, on the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 3, 2017, solely because of the material weakness in our internal control over financial reporting described below.

To address the material weakness described below, management performed additional analysis and other procedures to ensure that our consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the consolidated financial statements and disclosures included in this Annual Report on Form 10-K fairly present, in all material respects, in accordance with U.S. GAAP, our financial position, results of operations and cash flows for the periods presented.

(b)	Management’s Annual Report On Internal Control Over Financial Reporting

We, as management of the Company, are responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Pursuant to the rules and regulations of the SEC, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and affected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of the effectiveness of future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

We used the criteria set forth in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to assess the effectiveness of internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of January 3, 2107 due to a material weakness in internal control over financial reporting as described below. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The effectiveness of the Company’s internal control over financial reporting as of January 3, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report that appears in this Annual Report on Form 10-K.

Material Weakness

We underwent significant changes in our business model, leadership, key personnel, and relocation of our corporate office. These changes resulted in a significant increase in non-routine transactions and impacted certain routine processes needed to effectively accumulate and present consolidated financial results. We identified that our risk assessment process, which was intended to identify new transactions and changes to existing processes and design appropriate control activities over financial reporting, was not sufficient to prevent or detect material misstatement on a timely basis. Consequently, a material weakness in internal control over financial reporting resulted as described below.

Ineffective risk assessment of the risks of material misstatement in financial reporting

We did not effectively identify and evaluate how the changes in our business, leadership, key personnel and location could impact our system of internal controls as it relates to assessment of risks related to financial reporting, as well as determine a basis for how those risks should be managed. As a result of ineffective risk assessment, we did not develop policies and procedures as well as design and operate relevant control activities that would mitigate risks of material misstatement over financial reporting.

The material weakness affected the design, implementation and operation of controls over the preparation, analysis and review of significant balances and disclosures and impacted our ability to close our books in a timely manner. This material weakness contributed to misstatements related to a number of significant accounts and disclosures.

(c)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended January 3, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)	Remediation Actions

Our comprehensive remediation plan is to address the factors contributing to the material weakness noted above and improve our overall system of internal controls. This will be addressed by enhancing our risk assessment process, including ongoing evaluation of all of the COSO components.  Specifically, the activities outlined below will be implemented.

Risk Assessment

Management has begun implementing the plan to assess risks of material misstatement over financial reporting, including the enhancement of internal control activities, and training of key process owners. The plan will be accomplished by the execution of the following:

•	Enhancing of company-wide Sarbanes-Oxley internal control over financial reporting including performing a comprehensive evaluation of the risk assessment, scoping and testing process.
•

Redesigning existing controls as necessary, as well as developing and deploying new controls to improve the adequacy and timeliness of preventing or detecting material misstatement over financial reporting.

•

Developing relevant oversight controls that will operate at a level of precision sufficient to detect errors resulting from a control failure, and strengthening our existing oversight controls, including accounting policy oversight, to ensure compliance with policies and procedures.

•	Training key process owners and other relevant personnel to ensure controls are performed timely, appropriately, and supported with adequate evidence of control completion.
•	Augmenting the finance and accounting function with qualified personnel commensurate with the complexity of our processes and financial reporting requirements.

We believe these activities will remediate the control deficiencies identified above and strengthen our internal controls over financial reporting. Management, with the oversight of the Audit Committee has dedicated significant incremental resources to successfully implement and test effectiveness of the enhanced controls throughout fiscal 2017.

ITEM 9B.	OTHER INFORMATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Jamba, Inc.:

We have audited Jamba, Inc.’s (“the Company”) internal control over financial reporting as of January 3, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Jamba, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A (b). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to an ineffective risk assessment of the risks of material misstatement in financial reporting, has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jamba, Inc. as of January 3, 2017 and December 29, 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the fiscal years ended January 3, 2017, December 29, 2015, and December 30, 2014. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated February 9, 2018, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Jamba, Inc. has not maintained effective internal control over financial reporting as of January 3, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)").

/s/ KPMG LLP

San Francisco, Ca

February 9, 2018

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and age of each of our directors.

Name	Age	Director Since
David A. Pace	58	2012
Richard L. Federico	63	2006
Andrew R. Heyer	60	2009
Michael A. Depatie	60	2010
Lorna C. Donatone	60	2013
James C. Pappas	36	2015
Glenn W. Welling	47	2015

There are no family relationships among any of our directors or executive officers.

DAVID A. PACE has been a member of our Board since August 2012 and our Chief Executive Officer since January 2016. From 2014 to 2016, Mr. Pace served as President of Carrabba’s Italian Grill, and from 2010 to 2014, Mr. Pace was the Executive Vice President and Chief Resource Officer of Bloomin’ Brands where he was responsible for both the human resources and real estate and development functions of Bloomin’ Brands along with the Fleming’s and Roy’s business units. Before joining Bloomin’ Brands in 2010, Mr. Pace was a management consultant, entrepreneur and not-for-profit leader. He has extensive domestic and international experience overseeing human resources for Starbucks Coffee Company, HomeGrocer.com and PepsiCo/YUM Brands along with additional experiences in technology and sports management. Mr. Pace served as an adjunct faculty member in Southern Methodist University’s Cox Graduate School of Business and is currently Chairman of the Board of Up2US, a rapidly expanding national non-profit focused on improving the health and development of America’s young people through sports-based youth development. Mr. Pace has a Bachelor of Science in Industrial and Labor Relations from Cornell University. Mr. Pace’s position as our Chief Executive Officer and his extensive knowledge of the restaurant and food and beverage industries, including his senior leadership experience in human resources, make him particularly qualified for service on our Board.

RICHARD L. FEDERICO has been a member of our Board of Directors since November 2006 and has served as the Chairman of our Board since January 2016. Mr. Federico had previously served as a director of Jamba Juice Company from October 2004 to November 2006. Mr. Federico is currently Executive Chairman of Wok Holdco, an operator of domestic Asian-inspired restaurant brands, a position he has held since 2012. From 1996 until 2012, Mr. Federico served as a director and from 1997 to 2015, as Chief Executive Officer of P.F. Chang’s China Bistro Inc. In 2000, Mr. Federico was named Chairman of the Board of P.F. Chang’s China Bistro Inc. From 1989 to 1996, Mr. Federico served as President of the Italian Concepts division of Brinker International, Inc., where he was responsible for concept development and operations. Since 2011, Mr. Federico has served on the Board of Directors of Domino’s Pizza. Since August 2016, Mr. Federico has served on the Board of Directors and Compensation Committee of GolfTEC. Mr. Federico’s business acumen and experience in leading a successful publicly-held restaurant concept make him particularly qualified for service as Chairman of our Board, and for service on our Nominating and Corporate Governance Committee and on our Compensation and Executive Development Committee.

ANDREW R. HEYER has been a member of our Board of Directors since June 2009. Mr. Heyer has served as the Chief Executive Officer and Founder of Mistral Equity Partners, a private equity fund, since its founding in 2007. Prior to founding Mistral, Mr. Heyer served as a Founding Managing Partner of Trimaran Capital Partners, LLC, a private equity firm. Mr. Heyer was formerly a Vice Chairman of CIBC World Markets Corp., and a co-head of the CIBC Argosy Merchant Banking Funds. Prior to joining CIBC World Market Corp. in 1995, Mr. Heyer was a Managing Director at Drexel Burnham Lambert Incorporated and, previous to that, he worked at Shearson/American Express. Mr. Heyer also serves on the Board of Directors of Hain Celestial Group.  Mr. Heyer also currently serves as a Member of the Executive Committee and Board of Trustees of the University of Pennsylvania and the University of Pennsylvania Health System. Mr. Heyer was appointed as our Lead Director in March 2015, a position he held until January 2016. Mr. Heyer’s business, financial and investment experience in consumer focused product and services industries makes him particularly qualified for service on our Board and our Compensation and Executive Development Committee.

MICHAEL A. DEPATIE has been a member of our Board of Directors since November 2010. Mr. Depatie has served as the Managing Partner of KHP Capital Partners, a hotel real estate investment fund, since January 2015. Mr. Depatie served as Chief Executive Officer of Kimpton Hotels and Restaurants, LLC from 2006 to January 2015, and was also a member of Kimpton’s Board of Directors. Prior to being elected as Kimpton’s Chief Executive Officer, Mr. Depatie served as their President from 2005 having joined the Kimpton family of companies as Chief Executive Officer for real estate for Kimpton Group Holding, LLC in 2003. Prior to Kimpton, Mr. Depatie held senior finance and development roles in a number of rapidly growing lodging companies including Residence Inn and Summerfield Suites. Previously, Mr. Depatie was the Chief Financial Officer of Sunterra, an NYSE listed resort hotel vacation ownership company and NYSE listed La Quinta, a national chain of limited service hotels. Mr. Depatie’s extensive senior management experience and his financial expertise make him particularly qualified for service on our Board and as Chairman of our Audit Committee.

LORNA C. DONATONE has been a member of our Board of Directors since December 2013. Since September 2015, Ms. Donatone has served as Region Chair for North America and Chief Executive Officer of Geographic Regions Worldwide for Sodexo. Ms. Donatone had previously served as Chief Executive Officer Schools Worldwide and Chief Operating Officer and Education Market President at Sodexo Education since February 2010, where she oversaw operations and strategic growth for Sodexo at college and university campuses, public school districts and private schools in the U.S. Prior to that, Ms. Donatone served in various other leadership roles at Sodexo including President of School Services from September 2007 to February 2010. Ms. Donatone joined Spirit Cruises, LLC, a subsidiary of Sodexo in 1999 and served as its President from 2002 to 2006. Ms. Donatone is a member of the Sodexo Group Executive Committee and Chair of the Sodexo North America Regional Leadership Committee. She has been a board member of the National Restaurant Association since 2005 and a trustee of the National Restaurant Association Educational Foundation since 2011, where she is Past Chair of the Board. Ms. Donatone is the Past Chair of the Board of Directors of the Women’s Foodservice Forum and was elected as a member of the Board of Trustees for the Culinary Institute of America in 2008. Ms. Donatone’s extensive knowledge of the restaurant and food service industry, senior management experience and financial expertise makes her particularly qualified for service on our Board, our Audit Committee and as Chair of our Nominating and Corporate Governance Committee.

JAMES C. PAPPAS has been a member of our Board of Directors since January 2015. He serves as the Managing Member of JCP Investment Management, LLC, a position he has held since June 2009. Mr. Pappas is the sole member of JCP Investment Holdings, LLC, and was a private investor between 2007 and 2009. Previously, from June 2005 to July 2007, Mr. Pappas was with the Investment Banking/Leveraged Finance Division of Goldman Sachs Group, Inc. where he advised private equity groups and corporations on appropriate leveraged buyout, recapitalization and refinancing alternatives. Prior to that, from June 2004 to June 2005, Mr. Pappas worked with Banc of America Securities, where he focused on consumer and retail investment banking, providing advice on a wide range of transactions including mergers and acquisitions, financings, restructurings and buy-side engagements. From January 2013 to May 2014, Mr. Pappas served as the Chairman of Morgan's Foods Inc., and served as its Director from February 2012 to May 2014. He served as an Independent Director of The Pantry, Inc. from March 2014 to March 2015. He also served as a Director at Samex Mining Corp. from January 2013 to August 2013. Since June 2016, Mr. Pappas has served as a Director of Tandy Leather Factory, Inc., and since October 2016 he has served as Director of US Geothermal, Inc. Mr. Pappas’s financial and food service industry expertise, along with his senior management experience make him particularly qualified to serve on our Board, our Audit Committee and our Nominating and Corporate Governance Committee.

GLENN W. WELLING has been a member of our Board of Directors since January 2015. He served as the Chief Investment Officer and Principal of Engaged Capital, LLC since its founding in 2012. Prior to the founding of Engaged Capital, Mr. Welling was a Principal and Managing Director of Research at Relational Investors LLC, which he joined in July 2008 and was responsible for research in the consumer, healthcare, and utilities sectors. Mr. Welling served from February 2002 to May 2008 as a Managing Director of Credit Suisse Group AG, where he also served as the Head of the Investment Banking Department’s Advisory Business. Mr. Welling served as Partner and Managing Director of HOLT Value Associates L.P. from October 1999 to January 2002. Mr. Welling serves as Chairman of the Board of Directors for the University of Pennsylvania’s tennis program and as a Member of the Wharton Executive Education Board. He also serves as a member of the Board of Directors of ROVI Corporation, and Medifast, Inc. He teaches executive education courses at the Wharton School of Business at the University of Pennsylvania. Mr. Welling’s financial, industry, and senior management experience make him particularly qualified to serve on our Board and as Chairman of our Compensation and Executive Development Committee.

Information regarding the Executive Officers of the Company is contained in Part I of this Annual Report on Form 10-K.

CORPORATE GOVERNANCE

Director Independence

The Board of Directors has determined that, except for David Pace, each of the Company director nominees standing for election has no relationship which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is an “independent director” as defined by the applicable NASDAQ rules and the rules and regulations of the Securities and Exchange Commission (the “SEC”). In determining the independence of our directors, the Board of Directors has adopted the independence standards that mirror the criteria specified by applicable law and regulations of the SEC and the NASDAQ.

Board Leadership Structure

Our Board leadership structure currently consists of an independent Chairman and a Chief Executive Officer. In January 2016, David A. Pace was appointed our Chief Executive Officer and Richard L. Federico was appointed Chairman of our Board. Prior to the appointment of Richard L. Federico as independent Chairman of the Board, we appointed an independent Lead Director and will do so in the future at any time the roles of Chief Executive Officer and Chairman are combined.

The Board believes that Mr. Federico is best situated to serve as Chairman because he is the director most familiar with the Company’s business and industry, possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters. The Company’s independent directors bring experience, oversight and expertise from outside the Company, while the Chief Executive Officer brings Company-specific experience and expertise. The Board has determined that separating the roles of Chairman and Chief Executive Officer is most appropriate based on the current business environment of the Company, among other relevant factors.

Additionally, one of the responsibilities of the Board is to work with management to develop strategic direction and hold management accountable for the execution of strategy once it is developed. The Board believes that the Chairman can provide guidance to the Chief Executive Officer, who can then make the operating decisions necessary to manage the business.

Our Board elects our President, Chief Financial Officer, Secretary and all executive officers. All executive officers serve at the discretion of our Board. Each of our officers devotes his or her full time to our affairs.

Our directors devote time to our affairs as is necessary to discharge their duties. In addition, our Board has the authority to retain its own advisers to assist it in the discharge of its duties. There are no family relationships among any of our directors, officers or key employees.

Board’s Role in Risk Oversight

Our Board has an active role, as a whole and also at the committee level, in overseeing management of the risks we face. This role is one of informed oversight rather than direct management of risk. Our Board regularly reviews and consults with management on strategic direction, challenges and risks we face. Our Board also reviews and discusses with management quarterly financial results and forecasts. The Audit Committee of our Board oversees management of financial risks, and its charter tasks the committee to provide oversight and review of, at least annually, our risk management policies. The Compensation and Executive Development Committee of our Board is responsible for overseeing the management of risks relating to and arising from our executive compensation plans and arrangements. These committees provide regular reports to the full Board.

Management is tasked with the direct management and oversight of legal, financial, and commercial compliance matters, which includes identification and mitigation of associated areas of risk. The Chief Financial Officer and her staff provide regular reports of legal risks to our Board and committees. The Chief Financial Officer and the Controller provide regular reports to the Audit Committee concerning financial, tax and audit related risks. In addition, the Audit Committee receives periodic reports from management on our compliance programs and efforts, investment policy and practices and the results of various internal audit projects. Management and the Compensation and Executive Development Committee’s compensation consultant provide analysis of risks related to our compensation programs and practices to the Compensation and Executive Development Committee.

Certain Relationships and Related Party Transactions

The Company has entered into indemnity agreements with certain officers and directors which provide, among other things, that Jamba will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of Jamba, and otherwise to the fullest extent permitted under Delaware law and our Bylaws.

Other than the foregoing, there were no relationships or related party transactions in the fiscal year ended January 3, 2017 requiring disclosure.

Procedures for Approval of Related Person Transactions

Any request for us to enter into a transaction with an executive officer, director or employee, or any of such persons’ immediate family members or affiliates, must first be presented to our Audit Committee for review, consideration and approval. In approving or rejecting the proposed agreement, our Audit Committee will review each such transaction for potential conflicts of interest or improprieties in a manner consistent with our internal Policy Statement on Related Party Transactions.

Executive Sessions

Non-management directors regularly meet in executive session without management present each time our Board of Directors holds its regularly scheduled meetings.

Committees and Board Meeting Attendance

The Board of Directors has a standing Audit Committee, a Compensation and Executive Development Committee and a Nominating and Corporate Governance Committee. Each of these committees operates under a written charter adopted by the Board of Directors. Copies of these charters can be obtained on our website by going to http://ir.jambajuice.com and following the “Corporate Governance” link. The Board of Directors holds at least four regular meetings each year, with additional meetings as required. The Board of Directors held ten meetings during Fiscal 2016, either in person or by teleconference. Each of the standing committees of the Board of Directors held the number of meetings indicated in the table below. During Fiscal 2016, each of our incumbent directors attended at least 75% of the total number of meetings of the Board of Directors and all of the committees of the Board of Directors held during the period in which such director served. Our Corporate Governance Principles and Practices provide that our directors are expected to attend the Annual Meeting of Shareholders. Except for Mr. Howe, all of the directors then serving attended the Company’s last Annual Meeting of Shareholders held on May 17, 2016.

The following table sets forth the three standing committees of the Board of Directors and the members of each committee who served during Fiscal 2016:

Name of Director	Audit	Compensation and Executive Development	Nominating and Corporate Governance
Michael A. Depatie	Chair
Richard L. Federico		Member	Member
Lesley H. Howe(1)	Former Chair
Andrew R. Heyer		Member
David A. Pace(2)		Former Member	Former Member
Lorna C. Donatone	Member		Chair
James C. Pappas	Member		Member
Glenn W. Welling		Chair
Number of Meetings:	7	5	4

(1)

Mr. Howe served on our Board of Directors and as Chairman of the Audit Committee through the date of our 2016 Annual Meeting, after which he completed his term and no longer served as a director of the Company.

(2)	Mr. Pace served on our Nominating and Corporate Governance Committee and our Compensation and Executive Development Committee until January 22, 2016 when he was appointed Chief Executive Officer.

Audit Committee

The current members of the Audit Committee are Michael A. Depatie (Chair), Lorna Donatone, and James C. Pappas. Each of the members of the Audit Committee is independent for purposes of the applicable NASDAQ rules and the rules and regulations of the SEC as they apply to Audit Committee members.

With the assistance of the Company’s legal counsel, the Nominating and Corporate Governance Committee reviewed the applicable legal standards and criteria to determine “audit committee financial expert” status, as well as the answers to annual questionnaires completed by the Board members. On the basis of this review, the Nominating and Corporate Governance Committee delivered a report to the full Board. The Board made a determination that all current members of the Audit Committee are “audit committee financial experts” based upon the Nominating and Corporate Governance Committee’s report and each Board member’s review of the information made available to the committee.

The Audit Committee operates under a written charter approved by the Board of Directors, a copy of which can be obtained on our website by going to http://ir.jambajuice.com and following the “Corporate Governance” link. As more fully defined in the committee’s charter, the functions of the Audit Committee include retaining our independent registered public accounting firm, reviewing their independence, reviewing and approving the planned scope of our annual audit, reviewing and approving any fee arrangements with our independent registered public accounting firm, overseeing their audit work, reviewing and pre-approving any non-audit services that may be performed by them, reviewing the adequacy of accounting and financial controls, reviewing our critical accounting policies and reviewing and approving any related party transactions.

Additional information regarding the Audit Committee is set forth in the Report of the Audit Committee.

Compensation and Executive Development Committee

The current members of the Compensation and Executive Development Committee are Glenn W. Welling (Chair), Richard L. Federico, and Andrew R. Heyer. Each of the members of the Compensation and Executive Development Committee is independent for purposes of the applicable NASDAQ rules. The Compensation and Executive Development Committee operates under a written charter approved by the Board of Directors, a copy of which can be obtained on our website by going to http://ir.jambajuice.com and following the “Corporate Governance” link.

As more fully described in the committee’s charter, the primary function of the Compensation and Executive Development Committee is to assist the Board of Directors in managing compensation and development for directors and executives. The Compensation and Executive Development Committee’s primary duties and responsibilities are to (i) set compensation philosophy and determine executive compensation; (ii) ensure that all components of executive compensation are consistent with the Company’s compensation philosophy as in effect from time to time; (iii) evaluate and make recommendations to the Board of Directors on an annual basis concerning compensation of the members of the Board of Directors; (iv) oversee risks related to our executive compensation plans and arrangements; and (v) work with management to devise and execute on an executive development plan and succession planning and practices for the Company. The Compensation and Executive Development Committee’s charter does not provide for any delegation of these duties. In addition, the Compensation and Executive Development Committee has the authority under its charter to hire outside consultants and conduct such compensation reviews, investigations and/or surveys as the Compensation and Executive Development Committee may reasonably deem will provide such information as could reasonably and properly be required by the Compensation and Executive Development Committee in the exercise of its duties and responsibilities.

In setting compensation for our members of the Board of Directors, our executive officers provide suggestions on the administration of compensation for our directors to the Compensation and Executive Development Committee. For a description of the role our executive officers play in determining or recommending the amount or form of executive compensation, please see the section below entitled “EXECUTIVE COMPENSATION — Compensation Discussion and Analysis.”

Executive Compensation Processes

The Compensation and Executive Development Committee has implemented an annual performance review program for our executives under which annual performance goals are determined early in each calendar year for each of our executive officers. These goals may include both corporate goals and individual department specific goals that facilitate the achievement of corporate performance. Bonuses are tied to the achievement of these performance goals. For all executives, annual base salary increases and bonuses, to the extent awarded, are generally implemented during the first calendar quarter of the year.

Risk Considerations in Executive Compensation

Our Compensation and Executive Development Committee has discussed the concept of risk as it relates to our compensation programs, including our executive compensation program, and our Compensation and Executive Development Committee does not believe that our compensation programs encourage excessive or inappropriate risk taking. As described more fully in the section below entitled “EXECUTIVE COMPENSATION — Compensation Discussion and Analysis,” we structure our pay to consist of both fixed and variable compensation. The fixed (or salary) portion of compensation is designed to provide a steady income regardless of our stock price performance so that executives do not feel pressured to focus exclusively on stock price performance to the detriment of other important business metrics. The variable (cash bonus and equity) portions of compensation are designed to reward both intermediate and long-term corporate performance and generally are tied to the achievement of company-wide and individual department-specific goals. Goals are both financial and non-financial, and while largely formula-based, there is also an appropriate level of discretion in determining incentive payouts. We believe that applying company-wide metrics encourages decision-making by our executives that is in the best long-term interest of our Company and shareholders. Further, we believe that these variable elements of compensation constitute a sufficient percentage of overall compensation to motivate our executives to produce superior short, intermediate and long-term corporate results, while the fixed element is also substantial enough that our executives are not encouraged to take unnecessary or excessive risks in doing so. Finally, there are additional risk mitigating policies in place such as insider trading prohibitions and independent Compensation and Executive Development Committee oversight.

Nominating and Corporate Governance Committee

The current members of the Nominating and Corporate Governance Committee are Lorna Donatone (Chair), Richard L. Federico and James C. Pappas. Each of the members of the Nominating and Corporate Governance Committee is independent for purposes of the applicable NASDAQ rules. The Nominating and Corporate Governance Committee operates under a written charter approved by the Board of Directors, a copy of which can be obtained on our website by going to http://ir.jambajuice.com and following the “Corporate Governance” link.

As more fully defined in the committee’s charter, the Nominating and Corporate Governance Committee considers qualified candidates for appointment and nomination for election to the Board of Directors and makes recommendations concerning such candidates, develops corporate governance principles for recommendation to the Board of Directors and oversees the regular evaluation of our directors and management.

Director Nominations — Criteria and Diversity

The Board of Directors has adopted a Director Qualifications and Nominations Policy, the purpose of which is to describe the process by which candidates for possible inclusion in the Company’s slate of director nominees are selected. The Director Qualifications and Nominations Policy is administered by the Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee annually evaluates the current members of the Board of Directors whose terms are expiring and who are willing to continue in service against the criteria set forth below in determining whether to recommend these directors for election. The Nominating and Corporate Governance Committee regularly assesses the optimum size of the Board of Directors and its committees and the needs of the Board of Directors for various skills, background and business experience in determining if the Board of Directors requires additional candidates for nomination.

In fulfilling its responsibilities, the Nominating and Corporate Governance Committee considers, among other things, the following factors in reviewing possible candidates for nomination as director:

•	the appropriate size of the Company’s Board of Directors and its Committees;
•	the perceived needs of the Board of Directors for particular skills, background and business experience;
•

the skills, background, reputation, and business experience of nominees compared to the skills, background, reputation, and business experience already possessed by other members of the Board of Directors;

•	nominees’ independence from management;

•	applicable regulatory and listing requirements, including independence requirements and legal considerations, such as antitrust compliance;
•	the benefits of a constructive working relationship among directors; and
•	the desire to balance the considerable benefit of continuity with the periodic injection of the fresh perspective provided by new members.

The Nominating and Corporate Governance Committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for any prospective nominee.

While the Nominating and Corporate Governance Committee does not have a formal policy on diversity with regard to consideration of director nominees, the Nominating and Corporate Governance Committee considers diversity in its selection of nominees and seeks to have a Board of Directors that brings to the Company a variety of perspectives and skills derived from high quality business and professional experience. Our Board of Directors recognizes its responsibility to ensure that nominees for our Board of Directors possess appropriate qualifications and reflect a reasonable diversity of personal and professional experience, skills, backgrounds and perspectives, including those backgrounds and perspectives with respect to age, gender, culture, race and national origin. We believe that the backgrounds and qualifications of our directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow the Board of Directors to promote our strategic objectives and to fulfill its responsibilities to our shareholders.

Candidates for nomination as director come to the attention of the Nominating and Corporate Governance Committee from time to time through incumbent directors, management, shareholders or third parties. These candidates may be considered at meetings of the Nominating and Corporate Governance Committee at any point during the year. Such candidates are evaluated against the criteria set forth above. If the Nominating and Corporate Governance Committee believes at any time that it is desirable that the Board of Directors consider additional candidates for nomination, the Nominating and Corporate Governance Committee may poll directors and management for suggestions or conduct research to identify possible candidates and may engage, if the Nominating and Corporate Governance Committee believes it is appropriate, a third party search firm to assist in identifying qualified candidates.

The Nominating and Corporate Governance Committee will evaluate any recommendation for director nominee proposed by a shareholder. In order to be so evaluated, any recommendation for director nominee submitted by a shareholder must be sent in writing to the Corporate Secretary, Jamba, Inc., 3001 Dallas Parkway, Suite 140, Frisco, TX 75034, 120 days prior to the anniversary of the date the proxy statement was released to shareholders in connection with the prior year’s annual meeting of shareholders, except that if no annual meeting was held in the previous year or the date of the annual meeting has been advanced by more than thirty (30) calendar days from the date contemplated at the time of the previous year’s proxy statement, notice by the shareholders to be timely must be received not later than the close of business on the tenth (10th) calendar day following the day on which public announcement of the date of such meeting is first made, and must contain, among other requirements set forth in our Bylaws, the following information with respect to the candidate:

•	the candidate’s name, age, business address and residence address;
•	the candidate’s principal occupation or employment;
•	the class and number of shares of capital stock of the Corporation which are beneficially owned by the candidate; and
•

any other information relating to the candidate that is required to be disclosed in solicitations for proxies for election of directors pursuant to the Rules and Regulations of the Securities and Exchange Commission under Section 14 of the Securities Exchange Act of 1934, as amended.

All directors and director nominees must submit a completed form of directors’ and officers’ questionnaire as part of the nominating process. The evaluation process may also include interviews and additional background and reference checks for non-incumbent nominees, at the discretion of the Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee will evaluate incumbent directors, as well as candidates for director nominee submitted by directors, management and shareholders consistently using the criteria stated in its policy and will select the nominees that in the Nominating and Corporate Governance Committee’s judgment best suit the needs of the Board of Directors at that time.

Our Bylaws permit shareholders to nominate directors for consideration at annual meetings, provided the advance notice requirements set forth in our Bylaws have been properly met.

Communications with Directors

Shareholders may communicate with any and all members of our Board of Directors by transmitting correspondence by mail or facsimile addressed to one or more directors by name (or to the Chairman, for a communication addressed to the entire Board of Directors) at the following address and fax number:

Name of the Director(s)

c/o Corporate Secretary

Jamba, Inc.

3001 Dallas Parkway, Suite 140

Frisco, TX 75034

Fax: (469) 294-9601

Communications from our shareholders to one or more directors will be collected and organized by our Corporate Secretary under procedures approved by our independent directors. The Corporate Secretary will forward all communications to the Chairman of the Board of Directors, or to the identified director(s) as soon as practicable, although communications that are abusive, in bad taste or that present safety or security concerns may be handled differently. If multiple communications are received on a similar topic, the Corporate Secretary may, in his or her discretion, forward only representative correspondence.

The Chairman of the Board of Directors will determine whether any communication addressed to the entire Board of Directors should be properly addressed by the entire Board of Directors or a committee thereof. If a communication is sent to the Board of Directors or a committee, the Chairman of the Board, or the Chairman of that committee, as the case may be, will determine whether a response to the communication is warranted. If a response to the communication is warranted, the content and method of the response will be coordinated with our Vice President of Legal Affairs.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all of its employees, including the Chief Executive Officer, Chief Financial Officer and Controller. The Code of Business Conduct and Ethics can be obtained on the Company’s website by going to http://ir.jambajuice.com and following the “Corporate Governance” link. The Company intends to post on its website any amendments to or waivers of the Company’s Code of Business Conduct and Ethics. The information contained on the Company’s website is not part of this document.

Corporate Governance Guidelines

Our Board has adopted Corporate Governance Principles and Practices to assist it in the exercise of its duties and responsibilities and to serve the best interests of our company and our shareholders. These principles which provide a framework for the conduct of our Board’s business provide, among other things, that:

•	The principal responsibility of the directors is to oversee the exercise of corporate powers and to ensure that the Company’s business and affairs are managed to meet its stated goals and objectives;
•	Certain criteria and qualifications be used for consideration of selection of Board nominees;
•	New directors participate in an orientation program; and
•

All Board members have access to senior management. No member of the Board shall stand for re-election after his/her 75th birthday without a waiver from a majority of the members of the Board. At least annually, our Board and its committees will conduct a self-evaluation to determine whether they are functioning effectively. Board members shall not serve on more than four other Boards of Directors of other publicly-traded companies; provided, however that if the Board member also serves as chairman of the board of a publicly-traded company, then he or she shall not serve on more than three other Boards of Directors, or if the Board member also serves as an executive officer of a company, then he or she shall not serve on more than two other Boards of Directors.

These principles can be obtained on our website by going to http://ir.jambajuice.com and following the “Corporate Governance” link. A printed copy of the guidelines may also be obtained by any shareholder upon request in writing to Jamba, Inc., c/o ICR, Inc., 685 Third Avenue, 2nd Floor, New York, NY, 10017, by emailing investors@jambajuice.com, or by telephoning (646) 277-1212.

Stock Ownership Guidelines

Each member of our Board of Directors is required to acquire and maintain, individually or through their affiliates, a minimum of $180,000 of shares of the Company’s common stock during the term of his or her service on the Board, with the value measured by the greater of the aggregate purchase price paid for such shares or the current market price. New members of the Board shall have five years from the date on which their service begins in which to attain the required ownership level. Any director who falls short of the guideline will be deemed in compliance as long as such director retains all stock compensation until the required level of ownership is met. We have also adopted stock ownership guidelines for our management to further align the interests of members of senior management with the interests of our shareholders and to encourage management ownership of our common stock. Further information on these guidelines is set forth in the section below entitled “EXECUTIVE COMPENSATION — Compensation Discussion and Analysis.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who beneficially own more than 10% of our Common Stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such person.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater-than-10% shareholders were complied with for Fiscal 2016, other than Mr. Pace who had one late filing in Fiscal 2016.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation earned during fiscal years 2016, 2015 and 2014 by our current Chief Executive Officer, our current Chief Financial Officer, our former President and Chief Executive Officer and our former Chief Financial Officer, each of whom served during part of fiscal 2016, and our three other most highly-compensated persons serving as executive officers at January 3, 2017 (our “Named Executive Officers”):

2016 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus for Fiscal Year ($)(2)	Stock Awards (time based) ($)(3)	Stock Awards (performance based) ($)(4)	Stock Awards (market based) ($)(5)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(6)	All Other Compensation ($)(7)	Total ($)
David A. Pace(8)	2016	454,615	200,000	-	-	1,052,000	870,495	477,736	691	3,055,537
Chief Executive Officer

James D. White(9)	2016	115,203	-	-	-	-	-	-	637,229	752,432
Former Chief Executive Officer	2015	600,000	-	-	-	-	1,257,751	-	1,684	1,859,435
and President	2014	600,000	-	315,900	395,365	-	-	208,275	909	1,520,449

Marie Perry(10)	2016	198,769	50,000	68,160	-	289,000	319,500	204,000	383	1,129,812
Executive Vice President,
Chief Financial &
Administrative Officer

Karen L. Luey(11)	2016	352,000	75,000	-	-	-	-	-	150,672	577,672
Former Executive Vice President,	2015	352,000	-	-	-	-	702,969	-	657	1,055,626
Chief Financial & Administrative Officer	2014	352,000	-	140,400	175,718	-	-	77,940	657	746,715

Rachel Phillips-Luther(12)	2016	99,750	50,000	54,350	-	195,000	-	100,000	196	499,296
Sr. Vice President,
Chief Marketing Officer

Steve Adkins	2016	305,192	75,000	-	-	-	-	-	62,548	442,740
Sr. Vice President,	2015	285,000	-	-	-	-	236,822	-	575	522,397
Chief Operations Officer	2014	285,000	-	77,220	96,644	-	-	46,697	575	506,136

Arnaud Joliff(13)	2016	296,729	75,000	-	-	-	-	-	602	372,331
Sr. Vice President,	2015	253,115	-	135,000	-	-	294,322	-	531	682,968
Chief Systems Officer

(1)	Reflects salaries paid for the respective fiscal year.
(2)

Reflects cash sign-on bonuses granted as part of new hire arrangements, intended to cover transition-related costs such as relocation and other expenses, cash retention bonuses accrued per the plan adopted by the Board effective November 9, 2015, to be paid upon the confirmed eligibility of each named executive officer after June 30, 2016.

(3)

Represents the aggregate fair market value of stock options and restricted stock units calculated in accordance with the fair value method. The grant date fair value of options granted was estimated at the date of grant using a Black-Scholes option-pricing model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected term of the award. The risk-free rate of interest is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. We apply the guidance provided by the SEC Staff Accounting Bulletin No. 110 to determine expected term. Expected dividends are zero based on our history of not paying cash dividends on the Company’s common stock. For Fiscal Years 2016, 2015, and 2014, expected volatility is based on historic daily stock price observations of the Company's common stock since its inception. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models or assumptions. The fair value of restricted stock units is based on the Company’s closing stock price on the date of grant. See the grant date fair value table below for the assumptions used to calculate the grant date fair value of option grants reported for fiscal years 2016, 2015, and 2014 on a grant by grant basis.

(4)

The fair value of the performance-based restricted stock units is based upon a Monte Carlo calculation. The value of the awards at the grant date assumes that the target level of performance conditions will be achieved in 2016 and 2017.

(5)

The fair value of the market-based restricted stock units is based upon a Monte Carlo calculation. Reflects sign-on grant of restricted stock units earned upon the achievement of TSR stock price targets that represent 15%, 22.5% and 30% annualized appreciation over a three-year period.

(6)	Reflects annual incentive bonus awards earned for the respective fiscal year, including guarantees.
(7)	Represents vacation and personal hours paid out at separation as well as premium payments for life insurance and long term disability.
(8)	Mr. Pace’s salary is prorated for service between January 22, 2016 and January 3, 2017. Mr. Pace began his employment in 2016, and accordingly he was not a Named Executive Officer in previous years.
(9)	Mr. White’s salary is prorated for service between December 30, 2015 and January 22, 2016, when he separated from the Company.
(10)

Ms. Perry’s salary is prorated for service between May 16, 2016 and January 3, 2017. Ms. Perry began her employment in 2016, and was appointed Executive Vice President, Chief Financial & Administrative Officer of the Company on August 9, 2016, and accordingly she was not a Named Executive Officer in previous years.

(11)

Ms. Luey transitioned out of her role as Executive Vice President, Chief Financial & Administrative Officer of the Company on August 9, 2016, and accordingly she was not a Named Executive Officer after that date.

(12)

Ms. Phillips-Luther’s salary is prorated for service between August 9, 2016 and January 3, 2017. Ms. Phillips-Luther began her employment in 2016, and accordingly she was not a Named Executive Officer in previous years.

(13)	Mr. Joliff became a Named Executive Officer in 2015 but was not a Named Executive Officer in previous years.

Grant Date Fair Value Table

The following table describes the assumptions used to calculate the grant date fair value of equity grants reported for fiscal years 2016, 2015, and 2014 on a grant-by-grant basis.

Name	Grant Date	Options Granted	RSUs Granted	Exercise Price ($)	Closing Price on Grant Date ($)	Volatility (%)	Expected Life (Years)	Risk Free Interest Rate (%)	Dividend Yield (%)	Grant Date Fair Value per Share ($)
David A. Pace	3/17/2016	150,000			$12.35	41.2	5.18	1.42	-	$4.75
	4/12/2016	50,000			$ 19.50 (1)	41.2	5.18	1.25	-	$3.17
	5/17/2016		150,000		$11.33					$4.02
	(tranche 1)
	5/17/2016		100,000		$11.33					$2.78
	(tranche 2)
	5/17/2016		100,000		$11.33					$1.71
	(tranche 3)

James D. White	3/17/2015	208,237	-	-	$13.94	43.7	5.85	1.74	-	$6.04
	8/7/2014	-	22,500	-	$14.04	-	-	-	-	$14.04
	8/7/2014	-	7,500	-	$14.04	-	-	-	-	$17.27
	(year 1)
	8/7/2014	-	7,500	-	$14.04	-	-	-	-	$17.32
	(year 2)
	8/7/2014	-	7,500	-	$14.04	-	-	-	-	$18.13
	(year 3)

Marie Perry	5/16/2016	75,000			$11.65	39.1	5.18	1.29	-	$4.26
	5/18/2016		6,000		$11.36					$11.36
	5/18/2016		40,000		$11.36					$4.33
	(tranche 1)
	5/18/2016		25,000		$11.36					$3.08
	(tranche 2)
	5/18/2016		20,000		$11.36					$1.95
	(tranche 3)

Karen L. Luey	11/12/2015	25,000	-	-	$13.50	42.5	5.85	1.88	-	$5.75
	3/17/2015	92,586	-	-	$13.94	43.7	5.85	1.74	-	$6.04
	8/7/2014	-	10,000	-	$14.04	-	-	-	-	$14.04
	8/7/2014	-	3,333	-	$14.04	-	-	-	-	$17.27
	(year 1)
	8/7/2014	-	3,333	-	$14.04	-	-	-	-	$17.32
	(year 2)
	8/7/2014	-	3,334	-	$14.04	-	-	-	-	$18.13
	(year 3)

Rachel Phillips-Luther	8/9/2016		5,000		$10.87					$10.87
	8/9/2016		35,000		$10.87					$3.69
	(tranche 1)
	8/9/2016		20,000		$10.87					$2.25
	(tranche 2)
	8/9/2016		15,000		$10.87					$1.40
	(tranche 3)

Steve Adkins	3/17/2015	39,209	-	-	$13.94	43.7	5.85	1.74	-	$6.04
	8/7/2014	-	5,500	-	$14.04	-	-	-	-	$14.04
	8/7/2014	-	1,833	-	$14.04	-	-	-	-	$17.27
	(year 1)
	8/7/2014	-	1,833	-	$14.04	-	-	-	-	$17.32
	(year 2)
	8/7/2014	-	1,834	-	$14.04	-	-	-	-	$18.13
	(year 3)

Arnaud Joliff	11/12/2015	10,000	-	-	$13.50	42.5	5.85	1.88	-	$5.75
	11/12/2015	-	10,000	-	$13.50	-	-	-	-	$13.50
	3/17/2015	39,209	-	-	$13.94	43.7	5.85	1.74	-	$6.04

(1)	Reflects the strike price for these premium priced options, rather than the closing price.

Grants of Plan-Based Awards at 2016 Fiscal Year End

The following table sets forth certain information with respect to stock and option awards and other plan-based awards granted during the fiscal year ended January 3, 2017 to our Named Executive Officers:

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2016

									All other		All other option		Grant
									stock		awards:	Exercise	date fair
		Estimated Future Payouts			Estimated Future Payouts				awards:		# of	or base	value of
		Under Non-Equity Incentive Plan Awards (1)			Under Equity Incentive Plan Awards				# of share		securities	price of	stock and
									of stock		underlying	options	option
	Grant	Threshold	Target	Maximum	Threshold	Target		Maximum	or units		options(2)	awards	awards(3)
Name	Date	$	$	$	$	$		$	#		#	$	$
David A. Pace	3/17/2016										150,000	$12.35	712,500
	4/12/2016										50,000	$19.50	272,000
	5/3/2016	300,000	600,000	900,000
	5/17/2016					2,925,000	(5)
	5/17/2016					2,400,000	(5)
	5/17/2016					2,850,000	(5)

James D. White(4)

Marie Perry	5/16/2016										75,000	$11.65	319,500
	5/18/2016								6,000	(6)
	5/18/2016					780,000	(7)
	5/18/2016					600,000	(7)
	5/18/2016					570,000	(7)
	5/3/2016	102,000	204,000	306,000

Karen L. Luey	5/3/2016	114,400	228,800	343,200

Rachel Phillips-Luther	8/9/2016								5,000	(6)
	8/9/2016					682,500	(7)
	8/9/2016					480,000	(7)
	8/9/2016					427,500	(7)
	5/3/2016	71,250	142,500	213,750

Steve Adkins	5/3/2016	80,000	160,000	240,000

Arnaud Joliff	5/3/2016	80,000	160,000	240,000

(1)

These columns show the threshold, target and maximum potential payout under the Management Incentive Plan for each of the Named Executive Officers. The target payouts and maximum payouts listed represent the target and maximum amounts payable based on the Fiscal 2016 target metrics described above in the Section entitled “Compensation Discussion and Analysis,” taking into account the base salaries paid to each of the Named Executive Officers as of January 3, 2017, the last day of Fiscal 2016. No payouts were made under the Management Incentive Plan for Fiscal 2016. The targets for each of our Named Executive Officers are determined by the Compensation and Executive Development Committee.

(2)

Represents grants of option shares made to participants in the Company’s 2013 Equity Incentive Plan, except for 75,000 option shares granted to Ms. Perry, which were inducement grants outside the plan.  The grants are time-based and will vest in equal annual installments over three years.

(3)

This amount reflects the grant date fair value of the awards granted in Fiscal 2016. The calculation of grant date fair value is explained in Footnote 3 to the 2016 Summary Compensation Table, above. Time-based grants were valued based on grant price.

(4)	Although Mr. White was a Named Executive Officer, he did not receive stock or option or other plan-based awards during Fiscal 2016.
(5)

The grants are market-based grants and will vest upon the 30th consecutive trading day the closing price of JMBA common stock equals or exceeds $19.50, $24.00 and $28.50, respectively, or upon a change of control whereby JMBA's shareholders receive a per share consideration equaling or exceeding such target price, so long as the target price is achieved during the three year period beginning on the vesting commencement date, and in each case so long as the executive remains an employee of JMBA and/or its affiliates.

(6)

Represents grants of restricted stock unit inducement grants made outside of the Company’s 2013 Equity Plan. The grants are time-based awards and will vest in equal annual installments over three years.

(7)

Represents grants of restricted stock unit inducement grants made outside of the Company’s 2013 Equity Plan. The grants are market-based grants and will vest upon the 30th consecutive trading day the closing price of JMBA common stock equals or exceeds $19.50, $24.00 and $28.50, respectively, or upon a change of control whereby JMBA's shareholders receive a per share consideration equaling or exceeding such target price, so long as the target price is achieved during the three year period beginning on the vesting commencement date, and in each case so long as the executive remains an employee of JMBA and/or its affiliates.

Outstanding Equity Awards at 2016 Fiscal Year End

The following table sets forth certain information with respect to the number and value of all unexercised options or unvested portions of restricted stock units previously awarded to our Named Executive Officers as of January 3, 2017:

OUTSTANDING EQUITY AWARDS AT JANUARY 3, 2017

	Option Awards(1)				Stock Awards(1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Yet Vested(2) ($)	Equity Incentive Plan Awards of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(2) ($)
David A. Pace	-	150,000	12.35	3/14/2026	-	-	-	-
	-	50,000	19.50	3/14/2026	-	-	-	-
	-	-	-	-	150,000 (6)	1,543,500	-	-
	-	-	-	-	100,000 (6)	1,029,000	-	-
	-	-	-	-	100,000 (6)	1,029,000	-	-

James D. White	140,848	-	3.00	12/1/2018	-	-	-	-
	15,000	-	11.10	11/12/2020	-	-	-	-
	20,000	-	8.05	11/14/2021	-	-	-	-
	138,824	-	13.94	3/17/2025	-	-	-	-

Marie Perry	-	75,000	11.65	5/16/2026	-	-	-	-
	-	-	-	-	6,000 (7)	61,740	-	-
	-	-	-	-	40,000 (8)	411,600	-	-
	-	-	-	-	25,000 (8)	257,250	-	-
	-	-	-	-	20,000 (8)	205,800	-	-

Karen L. Luey(3)	6,000	-	47.55	6/14/2017	-	-	-	-
	2,400	-	22.40	12/7/2017	-	-	-	-
	8,000	-	11.35	6/1/2020	-	-	-	-
	8,000	-	11.10	11/12/2020	-	-	-	-
	4,000	-	11.05	8/26/2021	-	-	-	-
	8,600	-	8.05	11/14/2021	-	-	-	-
	-	92,586	13.94	3/17/2025	-	-	-	-
	6,250	18,750	13.50	11/12/2025	-	-	-	-
	-	-	-	-	3,334 (9)	34,307	-	-
	-	-	-	-	-	-	3,334 (10)	34,307

Rachel Phillips-Luther	-	-	-	-	5,000 (7)	51,450	-	-
	-	-	-	-	35,000 (8)	360,150	-	-
	-	-	-	-	20,000 (8)	205,800	-	-
	-	-	-	-	15,000 (8)	154,350	-	-

Steve Adkins(4)	2,600	-	22.40	12/7/2017	-	-	-	-
	1,000		9.70	11/6/2022	-	-	-	-
	-	39,209	13.94	3/17/2025	-	-	-	-
	-	-	-	-	1,834 (9)	18,872	-	-
	-	-	-	-	-	-	1,834 (10)	18,872

Arnaud Joliff(5)	15,000	7,500	10.79	11/7/2023	-	-	-	-
	-	39,209	13.94	3/17/2025	-	-	-	-
	2,500	7,500	13.50	11/12/2025	-	-	-	-
	-	-	-	-	6,667 (11)	68,603	-	-
	-	-	-	-	834 (9)	8,582	-	-
	-	-	-	-	-	-	834 (10)	8,582

(1)	Reflects restricted stock units, options, or stock awards granted under the 2013 Equity Plan as well as inducement grants.
(2)	Market values have been estimated using a price per share of $10.29, which was the closing price of our common stock on the last trading day of fiscal 2016.
(3)

Upon Ms. Luey’s separation from the Company on March 20, 2017, she received one additional year of accelerated vesting of outstanding stock options, restricted stock and restricted stock units in accordance with the Severance Plan and a Transition Services Agreement dated August 3, 2016.

(4)

Upon Mr. Adkin’s separation from the Company on January 31, 2017, he received accelerated vesting of outstanding stock options, restricted stock and restricted stock units in accordance with the Severance Plan.

(5)	Mr. Joliff was granted market-based RSUs in 2017 for parity with other executives.
(6)

The grants are market-based grants and will vest upon the 30th consecutive trading day the closing price of JMBA common stock equals or exceeds $19.50, $24.00 and $28.50, respectively, or upon a change of control whereby JMBA's shareholders receive a per share consideration equaling or exceeding such target price, so long as the target price is achieved during the three year period beginning on the vesting commencement date, and in each case so long as the executive remains an employee of JMBA and/or its affiliates.

(7)

Represents grants of restricted stock unit inducement grants made outside of the Company’s 2013 Equity Plan. The grants are time-based grants and will vest in equal annual installments over three years.

(8)

Represents grants of restricted stock unit inducement grants made outside of the Company’s 2013 Equity Plan. The grants are market-based grants and will vest upon the 30th consecutive trading day the closing price of JMBA common stock equals or exceeds $19.50, $24.00 and $28.50, respectively, or upon a change of control whereby JMBA's shareholders receive a per share consideration equaling or exceeding such target price, so long as the target price is achieved during the three year period beginning on the vesting commencement date, and in each case so long as the executive remains an employee of JMBA and/or its affiliates.

(9)

Vesting on these restricted stock unit awards commenced on August 7, 2014 and, assuming each individual continues providing services to the Company, will vest and become exercisable in equal installments on August 7, 2015, August 7, 2016, and August 7, 2017.

(10)

Vesting on these performance-based restricted stock unit awards commenced on August 7, 2014 and, assuming that the Company achieves TSR measurement against a select restaurant peer group for each year, will vest and become exercisable in equal installments on August 7, 2015, August 7, 2016, and August 7, 2017.

(11)

Vesting on these restricted stock unit awards commenced on November 12, 2015 and, assuming each individual continues providing services to the Company, will vest and become exercisable in equal installments on November 12, 2016, November 12, 2017, and November 12, 2018.

Option Exercises and Stock Vested During Last Fiscal Year

OPTION EXERCISES AND STOCK VESTED DURING

THE FISCAL YEAR ENDED JANUARY 3, 2017

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(2) ($)
David A. Pace	-	-	-	-
James D. White	97,176	896,765	14,500	185,600
Marie Perry	-	-	-	-
Karen L. Luey	35,888	107,836	6,667	72,470
Rachel Phillips-Luther	-	-	-	-
Steve Adkins	-	-	2,917	31,708
Arnaud Joliff	-	-	9,166	93,118

(1)

Based on the difference between the market price of our common stock on the date of exercise and the exercise price of the relevant option multiplied by the number of shares for which the option was exercised.

(2)	Based on the market value of the underlying shares on vesting date multiplied by the number of shares vested.

The Company does not provide any deferred compensation arrangements or pension plans. As such, the Pension Benefits Table and Nonqualified Deferred Compensation Table have been eliminated from this Annual Report on Form 10-K.

Potential Payments upon Termination or Change in Control

In 2013 we adopted the Severance Plan for the benefit of employees of the Company holding the title of Executive Vice President or Senior Vice President and for certain other key employees of the Company who may be designated by the Compensation and Executive Development Committee from time to time as eligible to participate in the Severance Plan (each a “Participant,” and collectively, the “Participants”). The Compensation and Executive Development Committee decided to adopt the Severance Plan to provide Participants with specified compensation and benefits in a uniform and consistent manner as between Executive Vice Presidents and as between Senior Vice Presidents and other Participants in the event of a termination of employment under circumstances specified therein. Each of the current Executive Vice Presidents and Senior Vice Presidents has entered into a Severance Plan participation agreement which supersedes all prior arrangements and understandings regarding the subject matter of the Severance Plan (including, but not limited to any severance provisions under any employment agreement entered into prior to the effective date of the Severance Plan and/or the date of the participation agreement), and shall be the exclusive agreement for the determination of any payments and benefits due to such employee.

Pursuant to the Severance Plan, in the event that a Participant is terminated without cause or resigns for good reason in the absence of a change of control, such participant will be entitled to receive certain compensation and benefits from the Company, including the following:

•

a severance payment equal to 125% (Executive Vice Presidents) or 100% (in the case of Senior Vice Presidents and other Participants) of such Participant’s annual base salary rate in effect as of the date of termination;

•	all incentive bonuses earned by participant during the period immediately preceding the performance period in which the Participant’s employment terminates;
•	the Participant’s pro rata bonus amount as of the date of termination for incentive bonuses earned during the current performance period; and
•	continuation of health coverage for twelve (12) months.

Pursuant to the Severance Plan, in the event that the Participant is terminated without cause or resigns for good reason within eighteen (18) months following a change in control (as such term is defined in the Severance Plan), such Participant will be entitled to receive certain compensation and benefits from the Company, including the following:

•

a severance payment equal to 125% (Executive Vice Presidents) or 100% (in the case of Senior Vice Presidents and other Participants) of such Participant’s annual base salary rate in effect as of the date of termination;

•	all incentive bonuses earned by Participant during the period immediately preceding the performance period in which the Participant’s employment terminates;
•	a bonus payment equal to 100% of the Participant’s target bonus for the performance period;
•	continuation of health coverage for twelve (12) months; and
•	100% accelerated vesting of all unvested equity awards granted on or after the effective date of the Severance Plan.

Other than as set forth in the Severance Plan, all payments under the Severance Plan are designed to be paid in accordance with the Company’s standard procedures, including applicable tax withholding, and are subject to compliance with Section 409A of the Code. Among other conditions, the Participant must sign and not revoke a general release of all claims against the Company as a condition to receiving any of the benefits prescribed by the Severance Plan.

On October 1, 2015, the Company announced the departure of James D. White from his position as President, Chief Executive Officer and as Chairman of the Board of Directors of the Company. Under the terms negotiated relating to the termination and transition of his employment, Mr. White agreed to remain in his current position to help oversee our operations until a successor was identified.

The terms of the compensation payable to Mr. White in connection with the termination of his employment are governed by the Executive Employment Agreement and the Transition Services Agreement. Under the terms of the agreements, Mr. White was entitled to the following in connection with the termination of his employment:

•	one year of his base salary then in effect on the date of termination;
•	the average annual cash bonus paid to him for the most recent three years of employment;
•	continuation of health coverage for twelve months;
•	two years of accelerated vesting of any other unvested stock options;
•	two-thirds of the vesting under the March 17, 2015 stock option grant;
•	one year of accelerated vesting of any time-based unvested restricted stock units;
•	continuation of vesting of any unvested performance-based restricted stock units based on performance through the end of 2016;

On May 2, 2016, the Company announced that Ms. Karen Luey, former Executive Vice President, Chief Financial Officer and Secretary would not be relocating to Frisco, Texas, and that Marie Perry would succeed Ms. Luey as described below. In connection with the transition, Ms. Luey agreed to continue to provide certain services to the Company after her resignation as Chief Financial and Administrative Officer. The terms of the compensation payable to Ms. Luey in connection with her transition and release of claims are governed by the Severance Plan and a Transition Services Agreement dated August 3, 2016, entered into between Ms. Luey and Jamba Juice Company. The Transition Services Agreement provides that $150,000 of the amount payable under the Plan would be payable to her on an accelerated basis on December 15, 2016 for remaining with the Company on a full-time basis through December 15, 2016. Ms. Luey received additional consideration for remaining with the Company on a full-time basis through March 20, 2017 or such earlier date as determined by the Company, including payment of salary through March 20, 2017, one additional year of accelerated vesting of outstanding stock options, restricted stock and restricted stock units and the extension of health care benefits for one year, subject to certain limitations.

On January 9, 2017, the Company and Steve Adkins, former Senior Vice President, U.S. Operations, of Jamba Juice Company, the Company’s wholly-owned subsidiary, mutually agreed that Mr. Adkins would cease to be an officer and employee of Jamba Juice, effective on January 31, 2017. Mr. Adkins and Jamba Juice entered into a Release Agreement, dated January 11, 2017, whereby in addition to the severance benefits under the Severance Plan, Mr. Adkins would be entitled to reimbursement for reasonable out-of-pocket costs incurred in connection with his relocation to California, including for any out-of-pocket costs incurred due to early termination of the lease agreement for his residence in Texas.

The following table presents our estimate of the dollar value of the payments and benefits payable to our Named Executive Officers upon the occurrence of a termination without cause or resignation for good reason under the circumstances noted above, assuming that such event occurred on January 3, 2017, the last day of Fiscal 2016. The actual amounts that would be paid to any Named Executive Officer can only be determined at the time of an actual termination of employment and would vary from those listed below.

	Cash Severance	Equity Acceleration	COBRA Premium
Current Officers:	($)	($)	($)(1)
David A. Pace	1,077,736(2)	-	14,402
Marie Perry	629,000(3)	-	15,676
Rachel Phillips-Luther	385,000(4)	-	20,042
Steve Adkins	320,000 (4)	-	14,402
Arnaud Joliff	320,000 (4)	-	20,042

(1)	Assumes maximum payment of COBRA premiums for the entire severance period covered by the applicable agreement.
(2)	Includes one year’s base salary and 100% of incentive bonus for Fiscal 2016.
(3)	Reflects 125% of annual base salary for Executive Vice President and pro rata bonus through date of termination.
(4)	Reflects 100% of annual base salary for Senior Vice President and pro rata bonus through date of termination.

The following table presents our estimate of the dollar value of the payments and benefits payable to our Named Executive Officers upon the occurrence of a termination without cause or resignation for good reason in connection with a change of control under the circumstances noted above, assuming that such event occurred on January 3, 2017, the last day of Fiscal 2016. The actual amounts that would be paid to any Named Executive Officer can only be determined at the time of an actual termination of employment and would vary from those listed below.

	Cash Severance	Equity Acceleration	COBRA Premium
Current Officers:	($)	($)(1)	($)(2)
David A. Pace	1,377,736(3)	-	14,402
Marie Perry	629,000(4)	61,740	15,676
Rachel Phillips-Luther	385,000(5)	51,450	20,042
Steve Adkins	480,000 (5)	38,334	14,402
Arnaud Joliff	480,000 (5)	85,767	20,042

(1)

Calculated based on the assumption that triggering event takes place on January 3, 2017, the last trading day of Fiscal 2016. Reflects the value of accelerated vesting of outstanding equity awards based on the fair market value of $10.29 per share as of the last trading day of Fiscal 2016. Acceleration of outstanding equity awards with an exercise price above $10.29 per share is not reflected.

(2)	Assumes maximum payment of COBRA premiums for the entire severance period covered by the applicable agreement.
(3)	Includes eighteen (18) months of base salary and 100% of incentive bonuses for Fiscal 2016.
(4)	Includes 125% of annual base salary for Executive Vice President and 100% of incentive bonuses for Fiscal 2016.
(5)	Includes 100% of annual base salary for Senior Vice President and 100% of incentive bonuses for Fiscal 2016.

Change in Control Arrangements in our Equity Compensation Plans

The Compensation and Executive Development Committee may, in its discretion, provide in the grant of any award under the 2013 Equity Plan for the acceleration of exercisability, vesting and/or settlement in connection with a change in control (as defined in the 2013 Equity Plan).

Pursuant to the terms of the 2013 Equity Plan, if a change in control occurs, the surviving, continuing, successor or purchasing entity or its parent may, without the consent of any participant in the 2013 Equity Plan, either assume or continue the Company’s rights and obligations under outstanding awards or substitute substantially equivalent awards for its stock. If so determined by the Compensation and Executive Development Committee, stock-based awards will be deemed assumed if, for each share subject to the award prior to the change in control, its holder is given the right to receive the same consideration that a shareholder would receive as a result of the change in control. In general, any awards which are not assumed, substituted for or otherwise continued in connection with a change in control or exercised or settled prior to the Change in Control will terminate effective as of the time of the change in control. Subject to the restrictions of Section 409A of the Code, the Compensation and Executive Development Committee may provide for the acceleration of vesting or settlement of any or all outstanding awards upon such terms and to such extent as it determines. The 2013 Equity Plan also authorizes the Compensation and Executive Development Committee, in its discretion and without the consent of any participant, to cancel each or any award denominated in shares of stock upon a change in control in exchange for a payment to the participant with respect each vested share (and each unvested share if so determined by the Compensation and Executive Development Committee) subject to the cancelled award of an amount equal to the excess of the consideration to be paid per share of common stock in the change in control transaction over the exercise price per share, if any, under the award. In addition, for awards granted after the 2013 Equity Plan’s amendment and restatement, in the event awards are assumed, continued, or substituted for, as provided above, then “double trigger” treatment (where awards accelerate upon a qualifying termination of employment that follows such change in control) will apply, provided that performance-based awards will be based on actual performance results and will only vest to the extent of such results.

Pursuant to the 2006 Stock Plan, holders of stock rights granted thereunder may be entitled to accelerated vesting upon the occurrence of a corporate transaction (as defined therein). Should a corporate transaction occur, the Board of Directors, or the board of directors of any entity assuming the obligations of the Company thereunder, may generally:

•

make appropriate provision for the continuation of such stock rights by substituting, on an equitable basis, either the consideration payable with respect to the number of outstanding shares of Common Stock in connection with the Corporate Transaction or securities of any successor or acquiring entity;

•

upon written notice to the holders, provide that all stock rights must be exercised (either (a) to the extent then exercisable or (b) at the discretion of the Board of Directors, all options or stock rights being made fully exercisable for purposes of the 2006 Stock Plan), within a specified number of days of the date of such notice, at the end of which period the options or stock rights shall be terminated; or

•

terminate all options or stock rights in exchange for a cash payment equal to the excess of the fair market value, less the relevant exercise price, if any, of the shares subject to such stock rights (either (a) to the extent then exercisable or (b) at the discretion of the Board of Directors, all options or stock rights being made fully exercisable for purposes of the 2006 Stock Plan).

Pursuant to the 2001 Plan, the Board of Directors, in the event of a “Change in Control,” shall have the right, but not the obligation, to accelerate the vesting or termination of restriction, limitation or repurchase rights applicable to such stock awards. As defined in the 2001 Plan, “Change in Control” means:

•	a sale of substantially all of the assets of the Company;
•	a merger or consolidation in which the Company is not the surviving corporation;
•

a reverse merger in which the Company is the surviving corporation but the shares of Common Stock outstanding immediately preceding the merger are converted by virtue of the merger into other property; or

•	the acquisition by any person, entity or group of securities of the Company representing at least 50% of the combined voting power entitled to vote in the election of Directors.

COMPENSATION OF MEMBERS OF OUR BOARD OF DIRECTORS

The following table sets forth information concerning the compensation earned or paid during Fiscal 2016 under our Non-Employee Director Compensation Policy by each individual who served as a non-employee director at any time during Fiscal 2016.

2016 DIRECTOR COMPENSATION

Name	Board Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	Total
Lorna C. Donatone	69,375	53,178	122,553
Michael A. Depatie	72,363	53,178	125,541
Richard L. Federico	98,125	53,178	151,303
Andrew R. Heyer	62,375	53,178	115,553
Lesley H. Howe(3)	30,769	90,640	121,409
David A. Pace(4)	12,925	16,793	29,718
James C. Pappas	52,500	75,668	128,168
Glenn W. Welling	61,875	75,668	137,543

(1)	Fees earned are based on membership on the Board and participation in Board or committee chairmanship positions.
(2)

Represents the aggregate fair market value of stock grants and restricted stock units calculated in accordance with the fair value method. For more information on this calculation see Footnote 3 to the 2016 Summary Compensation Table above.

(3)	Mr. Howe served as a member of the Board of Directors through the date of the 2016 Annual Meeting.
(4)	Mr. Pace became an employee director as of March 14, 2016 and did not receive Director Compensation after that date.

Compensation of Directors

It is the general policy of the Board of Directors that compensation for non-employee directors should be a mix of cash and equity-based compensation. Director compensation is generally reviewed annually by the Compensation and Executive Development Committee, with any changes made by the committee generally becoming effective commencing after the Annual Meeting of Shareholders. All Board members are entitled to reimbursement by the Company for reasonable travel to and from meetings of the Board, and reasonable food and lodging expenses incurred in connection therewith. The 2016 compensation for non-employee directors under our Non-Employee Director Compensation Policy consisted of the following:

	Cash Compensation(1) $	Equity Compensation $
Annual Retainer:
Board Member	60,000	60,000(2)
Chairman of the Board (additional)	40,000	40,000(3)
Audit Committee Chair (additional)	20,000	—
Compensation and Executive Development Committee Chair (additional)	10,000	—
Nominating and Corporate Governance Committee Chair (additional)	10,000	—

(1)

Assumes service for a full year; directors who serve for less than the full year are entitled to receive a pro-rated portion of the applicable payment. Each “year”, for purposes of the Director Compensation Policy, begins on the date of our annual meeting of shareholders. Each director can elect, in lieu of one-half of their Board Member cash compensation, to take an equally valued stock grant.

(2)

Each non-employee director elected at an annual meeting is entitled to receive an annual grant of equity-based compensation consisting of a number of restricted stock units under the 2013 Plan with a grant date value equal to $60,000.

(3)

The Chairman of the Board is entitled to receive an annual grant of equity-based compensation consisting of a number of restricted stock units under the 2013 Plan with a grant date value equal to $40,000.

Other than as provided above, there were no other arrangements pursuant to which any director was compensated during the fiscal year ended January 3, 2017 for service as a director.

Effective as of the date of the 2017 Annual Meeting, in line with the Company’s cost-reduction efforts, the Board of Directors approved a modification of director compensation such that each of the cash and equity components of annual director compensation will be reduced by $5,000.

Compensation Committee Interlocks and Insider Participation

David Pace served on our Compensation and Executive Development Committee until January 22, 2016 when he was appointed Chief Executive Officer, at which time he ceased to be a member of the Compensation and Executive Development Committee. During Fiscal 2016, no member of the Compensation and Executive Development Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. During Fiscal 2016, none of the Company’s executive officers served on the Compensation and Executive Development Committee or Board of Directors of another entity any of whose executive officers served on the Company’s Compensation and Executive Development Committee or Board of Directors.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis includes a description of the compensation provided in 2016 to our executive officers who are named in the Summary Compensation Table below.

Our named executive officers (“NEOs” or “Named Executive Officers”) for 2016 were:

Current Officers
David A. Pace	Chief Executive Officer
Marie Perry	Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Secretary

Former Officers
James D. White	Former Chief Executive Officer and President
Karen L. Luey	Former Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Secretary
Steve A. Adkins	Former Senior Vice President, Chief Operations Officer
Rachel Phillips-Luther	Former Senior Vice President, Chief Marketing Officer
Arnaud Joliff	Senior Vice President, Chief Systems Officer, General Manager, International

As discussed further in the Executive Summary below, Mr. White departed as Chief Executive Officer and President in January 2016, Ms. Luey transitioned to no longer serve as Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Secretary in July 2016, Mr. Adkins departed as Senior Vice President, Chief Operations Officer, in January 2017, Ms. Phillips-Luther departed as Senior Vice President, Chief Marketing Officer in November 2017 and Mr. Arnaud Joliff departed as Senior Vice President, Chief Systems Officer, General Manager, International in January 2018.

Executive Summary

Our 2016 fiscal year was a considerable year of transformation for the Company. In January, the Company hired Mr. Pace, who had served on the Company’s Board of Directors since 2012, as Chief Executive Officer. The Board and new executive leadership team significantly completed the transition of the Company to an asset light franchise-based business model, which resulted in a shift from a balanced Company store and franchise store approach to a greater than 90% franchise system by the end of the fiscal year. The Company began focusing on cost reduction efforts and implementing an infrastructure more closely aligned with a franchise-based business model, and also restructured the executive leadership team.

A summary of significant business highlights is provided below:

Business Highlights

•	Appointed a new independent non-executive Chairman of the Board
•	Significantly completed a transformation of the business from a balanced Company store and franchise store model to an asset light franchise-based business model
•	Hired new leadership to support the change in business strategy, including a new Chief Executive Officer, Chief Financial Officer, and Chief Marketing Officer
•	Exited the JambaGO platform
•	Relocated the business from Emeryville, California to Frisco, Texas

The following compensation program actions were taken in 2016, which were primarily related to recruiting a new executive leadership team, as well as implementing a highly performance-based compensation program that is closely tied to the realization of the Company’s new business strategy.

Compensation Highlights

Base Salaries	•	Most executives were new, and therefore, no salary adjustments were provided.
	•	One continuing executive received a salary increase of 20.75%.
Annual Incentives	•	No bonus payouts were earned under the performance-based annual incentive plan implemented for 2016 performance, since performance targets were not achieved.
	•	Cash bonuses were granted to certain new executives for 2016 in connection with their new hire arrangements.
Long-Term Incentives	•

Initiated a new highly performance-based equity program that consists of market-based RSUs earned upon the achievement of TSR stock price targets that represent 15%, 22.5% and 30% annualized appreciation over a three-year period.

•

Additional long-term incentives were granted in connection with new hire arrangements in the form of “regular” and premium priced options, as well as time-vested RSUs to induce executives to join the Company and make them whole for benefits forfeited at their prior employer.

	•	Shareholders approved the adoption of the amended and restated 2013 Equity Plan, which increased the number of shares available for future grants to employees.

This Compensation Discussion and Analysis details the objectives and design of our executive compensation program and should be read in light of the business transition discussed above, as a number of our programs were implemented to specifically address our new strategy and leadership changes. Still, consistent with prior years, the Company’s objectives for its executive compensation programs are to align pay with performance and shareholder interests, and to attract, motivate and retain a talented, entrepreneurial and creative team of executives who will provide leadership for the Company’s success.

Overview of Major Governance Provisions

Our executive compensation program is supported by a set of strong governance provisions and pay practices, as follows:

•	Independent Committee, which is advised by an independent compensation consultant
•	Stock ownership guidelines
•	No hedging or pledging permitted
•	Incentive compensation recoupment (or “clawback”) policy
•	Annual compensation risk assessment
•	Double-trigger accelerated vesting in the event of a covered termination following a change of control
•	No tax reimbursements or gross-ups
•	No special executive-level perquisites or benefits (including no supplemental retirement plans)

Say-on-Pay

In May 2016, we provided shareholders a “say-on-pay” advisory vote to approve our executive compensation programs. At our 2016 Annual Meeting of Shareholders, shareholders approved the compensation of our NEOs, where approximately 90% of the votes cast were in favor of our practices. The Compensation and Executive Development Committee of the Board (as used herein in this Compensation Discussion and Analysis, the “Committee”) evaluates the results of the advisory vote when determining executive compensation. The Committee also considers many other factors in evaluating our program, including our corporate business objectives and recommendations by our compensation consultant. Taking all of this information into account, the Committee did not make any changes to our executive compensation program and policies specifically as a result of the 2016 say-on-pay advisory vote.

While the Company has historically held an advisory say-on-pay vote every three years, the Committee determined to adopt an annual say-on-pay advisory vote, which was the frequency with which shareholders expressed the most support at the 2016 Annual Meeting.

Objectives and Components of Our Executive Compensation Program

The primary objectives of our executive compensation program are as follows:

•	Deliver pay for performance;
•	Drive strong business results;
•	Support teamwork; and
•	Attract and retain strong talent.

We believe that pursuing these objectives will help us attract and retain qualified executives who are results oriented, engaged and passionate about our brand and are able to help us execute our strategic priorities. The ability to embrace our mission and culture are also important components in driving these objectives.

Our compensation programs provide a mix of fixed compensation and short-term and long-term incentive awards tied to the achievement of specific business objectives, corporate financial goals, and individual performance. We strive to be competitive in a challenging economic environment, with the ultimate objective of improving shareholder value. In addition, we work to ensure that our compensation program is perceived as fundamentally fair to all shareholders.

2016 Compensation Program

We structured our 2016 compensation program as a combination of short and long-term incentives designed to incentivize performance and retain our key executives, including our NEOs. We utilized a combination of annual cash incentive compensation with long-term equity awards that are tied to the achievement of our new business strategy.

Program Elements

The compensation program for our executive officers consists of the following elements:

•	Base Salary;
•	Annual Cash Incentive Compensation;
•	Long-term Equity-Based Incentive Compensation; and
•	General Team Member Benefits.

Base Salary

Base salary is the fixed portion of executive pay and is set to reward an individual’s current contributions to the Company and to compensate them for their day-to-day responsibilities. The Committee determines base salary levels for executives on an annual basis. Increases in salaries are generally based on both individual performance and our merit increase budget for the year. Other factors that may influence setting of or changes in base salary levels include total Company performance, the executive’s experience, responsibilities, management abilities, job performance, current market conditions, and analysis of competitive salaries payable for similar positions at other comparable companies. Salary increases may also be awarded in connection with an individual’s promotion to a new role. Peer group compensation data is reviewed annually for the industry and the relative responsibilities and contributions of the executive officers.

In fiscal 2016, the base salary for our current CEO, CFO and CMO were established when they were hired, and no further adjustments were made in fiscal 2016. Base salaries for these executives increased or decreased as follows:

Title	2015 Salary	2016 Salary	% Increase / Decrease
Chief Executive Officer	$600,000	$600,000	0%
Chief Financial Officer, Chief Administrative Officer & Secretary	$352,000	$340,000	(3%)
Chief Marketing Officer	$300,000	$285,000	(5%)

Annual Cash Incentive Compensation

For 2016, NEOs were eligible to receive performance-based annual cash bonuses pursuant to our Management Incentive Plan, based upon achievement of financial and strategic objectives. We believe that our annual cash incentive bonus is an important factor in motivating our management team as a whole, and individual executives in particular, to perform at their highest level toward achievement of our business objectives.

Each participant was eligible for a target award based on the participant’s base salary and position, as shown in the chart below. Actual payouts can range from 0% to 150% of target depending on actual performance relative to the goals. At Threshold performance, 50% of target is paid. At Target performance, 100% of target is paid. At Maximum performance, 150% of target is paid. Linear interpolation is used to determine payouts for performance between Threshold and Maximum, and no bonus is paid for performance below Threshold level.

Title	Target Award as a % of Base Salary During Performance Periods
Chief Executive Officer	100%
Chief Financial Officer, Chief Administrative Officer & Secretary	60%
Senior Vice President	50%

Note that in connection with the hire arrangements for the CEO, CFO and CMO, the annual bonus for 2016 was paid at 80%, 100% and 70% of target respectively. These bonuses were provided as an inducement to join the Company, and to acknowledge that these executives were not able to contribute to the goal setting process under the annual incentive plan given the timing of their hire. This arrangement is only applicable to the initial year of hire.

2016 Annual Performance

For fiscal 2016, no amounts were payable to the NEOs under the bonus plan as the targets relating to Adjusted EBITDA, store-level margin, and gross store openings were not achieved.

Financial Performance Goals	Actual Performance
Adjusted EBITDA (60% weighted) o Threshold $11.7 million o Target $13.0 million o Maximum $14.7 million	Threshold not achieved
4-wall margin (California) (20% weighted) o Threshold 14.5% o Target 15.5% o Maximum 18%	Threshold not achieved
Gross Store Openings (20% weighted) o Threshold 80 o Target 100 o Maximum 125	Threshold not achieved
Total Earnout as % of Target	No Bonus Earned

Long-Term Equity-Based Incentive Compensation

The Committee generally considers a range of factors in setting the size of equity grants to the NEOs, including assessments of individual performance, the potential contribution that each executive could be expected to make in the future, the NEO’s targeted total direct compensation, previous grants, and the size of awards and total compensation provided to others holding similar positions at companies included in our executive compensation peer group.

The Committee approves all equity awards to our officers at or above the vice president level.

Fiscal 2016 Equity Grants

Market-Based RSUs

Our 2016 equity compensation program consisted predominantly of market-based RSUs that are earned based upon TSR stock price targets that represent 15%, 22.5% and 30% annual appreciation over a three-year period. Therefore, vesting will only occur upon achievement of stock price targets of $19.50, $24.00, and $28.50 per share, and earned shares are subject to a minimum one year holding period once a stock price hurdle is achieved.

Note these grants are intended to cover long-term incentives until fiscal 2019, and therefore, it is anticipated, that additional long-term incentives will not be granted until then. Therefore, the shares and values for each executive should be divided by three to determine the Committee’s intended “annualized” value.

Other Awards

In addition to the awards above, certain officers were granted stock options and time-vested RSUs in connection with their new hire arrangements. These options and time-vested RSU awards were granted as a further inducement to join the Company, as well as to make the executive whole for certain benefits that were forfeited upon leaving their prior employer.

Two types of stock options were granted in 2016. The first type has an exercise price set at 100% of the fair market value on the grant date. The second has an exercise price set at a premium of $19.50 (i.e., the premium is set based on roughly 15% annual price appreciation over a three-year period). The CEO is the only executive with the premium options. All of these options vest in three equal annual installments over three years.

Time-vested RSUs were also granted in certain instances and vest in three equal annual installments over three years.

Summary of Grants

The table below shows the number of shares granted to each executive in fiscal 2016:

		Market-Based RSUs(1)		Time- Based RSUs		Stock Options
	$19.50	$24.00	$28.50		FMV	Premium
CEO	150,000	100,000	100,000	—	150,000	50,000
CFO	40,000	25,000	20,000	6,000	75,000	—
CMO	35,000	20,000	15,000	5,000	—	—
(1)	The Company’s Chief Systems Officer was granted Market-Based RSUs in 2017 for parity with other executives.

Fiscal 2015 Equity Grants

In 2015, we made two-year front-loaded option grants to executives at the time.  This program was only applicable to the former executives, and the current Chief Systems Officer. It did not include the current Chief Executive Officer, Chief Financial Officer, or Chief Marketing Officer. Because it was a two-year front-load, there was no long-term incentive grant in 2016 for these executives.  The two-year front load was intended to emphasize long-term incentive compensation and to offset a reduction in annual bonus opportunity by 50% in 2015.

Equity Grant Policy

Pursuant to our equity grant policy, all grants are generally made effective three trading days after each of our quarterly public earnings releases. This applies to all of our employees, including our executive officers. Except with respect to the premium priced options granted to our CEO as described above, the exercise price of stock options is the closing or last quoted price on the date of actual stock option grant, which we believe reflects fair market value after all public disclosures.

All grants issued after June 2013 were made under the 2013 Equity Incentive Plan or pursuant to inducement grants under Nasdaq rules, and all grants prior to June 2013 were made under our 2006 Employee, Director and Consultant Stock Plan, each of which authorize grants to employees, consultants and non-employee directors.

Interim or “off cycle” equity awards are made to newly hired team members as “initial grants”, promotional grants for those taking on significant additional responsibilities or other team members when circumstances warrant it, and are made effective on a fixed quarterly schedule.

Other General Team Member Benefits

Our executive officers are eligible to participate in all of our employee benefit plans, such as our medical, dental, vision, group life, disability, accidental death and dismemberment insurance and our 401(k) plan, in each case on the same terms as other employees, except that the executive officers did not participate in the employer match under our 401(k) plan in fiscal 2016. We do not provide tax gross-ups of any perquisites.

In addition, the CEO, CFO and CMO also received additional transition-related bonuses of $200,000, $50,000 and $50,000, respectively, which were intended to cover relocation and other expenses related to the transition of employment from their prior employer to the Company.   The transition bonuses granted to the CFO and CMO are subject to the Company’s repayment policy which requires that the employee reimburse the Company for all or part of the sign-on bonus based on the number of months worked if employment terminates within 18 months for any reason other than position elimination.

Compensation Process and Oversight

Compensation and Executive Development Committee

The Committee has responsibility for establishing, implementing and monitoring our executive compensation philosophy and programs. The Committee determines compensation for our executives, including annual base salary, non-equity incentive plan payments, equity awards and all other compensation. The Committee is composed of members who are not, and never have been, employees of the Company.

Role of Senior Management and Consultant in Compensation Decisions

While the Committee does not delegate any of its authority in setting compensation, members of senior management participate in the Committee’s executive compensation process. For example, the Committee takes into consideration recommendations of our CEO on compensation decisions for executive officers other than himself, based on performance reviews he conducts with each of the executive officers, including the NEOs. Our CEO does not participate in discussions regarding his own compensation.

In addition, the Committee retains independent compensation consultants to assist it in its review of NEO compensation. The Committee reviews the findings and recommendations of its compensation consultant to help ensure that compensation decisions are in line with the Company’s priorities, properly incentivize actions that improve Company performance, and are reasonable when compared to the market for executive talent. As will be discussed below, in fiscal 2016, the Committee engaged Frederic W. Cook & Co., Inc. (“FW Cook”) as its independent compensation consultant. As part of its services, FW Cook:

•	Participates in the design of executive compensation programs to help the Committee evaluate the linkage between pay and performance;
•	Reviews market data and advises the Committee on recommending the CEO’s compensation levels to the Board;

•	Reviews and advises the Committee regarding the compensation of the other executive officers and non-employee directors; and
•	Assists with an annual risk assessment of our compensation programs.

FW Cook does not perform any other work on behalf of management or the Company. The Committee has assessed the independence of FW Cook and concluded that no conflict of interest exists that would prevent FW Cook from independently representing the Committee. The Committee intends to continue retaining the services of third party executive compensation specialists from time to time, as the Committee deems necessary or helpful, in connection with the establishment and development of our compensation philosophy and programs.

Competitive Compensation Data

To assist with the compensation determinations regarding our executive officers for fiscal 2016, the Committee reviewed competitive pay and other market data provided by FW Cook, which compared the various elements of executive compensation provided to our executive team, relative to compensation paid to individuals holding similar positions at companies in our executive compensation peer group (described below). FW Cook worked with our human resources department and management to access the data and review our compensation practices and philosophy.

To support our objective of maintaining an executive compensation program that is sufficiently competitive to attract and retain key executives, the Committee evaluates executive compensation information from a specific group of comparable companies, which we call our peer group. This process allows the Committee to set total compensation at levels that it believes are appropriate to retain and motivate our NEOs, and to develop a compensation program that supports our financial and strategic revitalization.

The Committee, with the assistance of FW Cook, identified our executive compensation peer group for fiscal 2016, selecting companies that are similar to us in industry, revenue, net income, number of employees and market capitalization. In determining our fiscal 2016 peer group, the Committee selected companies in the quick service restaurant and fast casual dining spaces with revenues ranging from $96 million to $865 million and market capitalization ranging from $92 million to $1.567 billion (size data were as of the time of the analysis in late-2015). The Company was positioned between the 25th percentile and the median in both size categories.

The companies that comprised the fiscal 2016 executive compensation peer group were:

Ark Restaurants	Diversified Restaurant	Luby’s
Biglari	Famous Dave’s	Nathan Famous
BJ’s	Fiesta Restaurant Group	Noodles
Bravo Brio	Frisch’s Restaurant	Popeyes
Carrols Restaurant	Ignite Restaurant	Ruth’s Hospitality
Chuy Holdings	Kona Grill	Sonic
Denny’s	Krispy Kreme

In making its executive compensation decisions, the Committee considered the competitive data provided by FW Cook. The Committee does not target a specific percentile for pay, but uses the median percentile range as a guide for making its pay decisions with respect to all pay elements. While the Committee considers relevant market pay practices when setting executive compensation, it does not believe that it is appropriate to establish compensation levels based only on market practices. The factors that influence the amount of compensation awarded include market competition for a particular position, an individual’s experience and past performance inside or outside the Company, compensation history, role and responsibilities within the Company, past and future performance objectives, value of the position within the Company, and the Company’s financial performance.

Other Executive-Level Programs

Severance and Change in Control Arrangements

In 2013 we adopted an Executive Retention and Severance Plan (the “Severance Plan”) for persons holding the title of Executive Vice President or Senior Vice President and for certain other key employees of the Company who may be designated by the Committee from time to time as eligible to participate in the Severance Plan (each a “Participant”). The Severance Plan superseded all prior arrangements with such Participants relating to severance. The Severance Plan and, with respect to our CEO, his employment agreement, provide for severance payments upon a termination of employment without cause or resignation for good reason, as well as upon a qualifying termination following a change in control of the Company, each as more fully described below in the section entitled “Potential Payments upon Termination or Change in Control.” The Committee believes that providing our executives with specified benefits in the event of a termination of employment by the Company without “cause” or in the event of a “constructive termination” is consistent with competitive practices, helps us retain executives and maintain leadership stability. In addition, the Committee believes that adopting uniform terms for our key employees other than our CEO, as reflected in the Severance Plan, helps to ensure that these executives are treated fairly and consistently.

The Committee believes that the occurrence, or potential occurrence, of a change in control may create uncertainty for our executives and other key employees. The “double trigger” provisions in the Severance Plan are designed to help retain our employees and maintain a stable work environment leading up to and during changes in control by providing certain economic benefits in the event their employment is actually or constructively terminated in connection with such a change.

The Severance Plan does not provide for any “single trigger” payments or benefits upon the occurrence of a change in control.  Furthermore, the Severance Plan does not provide tax gross-ups for potential excise or other taxes on any benefits that are paid.

Management Stock Ownership Guidelines

We maintain Management Stock Ownership Guidelines to further align the interests of members of management with the interests of our shareholders and to encourage ownership of our common stock. These guidelines require our senior executives to acquire and maintain a minimum number of shares of our common stock, with such minimum number based upon a multiple of such executive’s annual base salary (with share value based upon the greater of the current stock price or the price at which the shares were acquired). Stock options are not counted for purposes of calculating the number of shares held.

The minimum number of shares is based upon the executive’s position as follows:

•	3x salary for our Chief Executive Officer;
•	2x salary for our Chief Financial Officer/Chief Administrative Officer and other Executive Vice Presidents; and
•	1x salary for Senior Vice Presidents.

There is no time limitation towards achieving the minimum number of shares required. However, until such minimum number of shares is held, 50% of all equity grants (calculated on the basis of net after tax shares) are to be retained.

Recoupment Policy

In March 2016, the Company’s Board of Directors adopted an Incentive Compensation Recoupment Policy setting forth the conditions under which the Company will seek reimbursement with respect to excess incentive compensation paid or awarded to, and to recover net profits realized from the sale, vesting or exercise of shares of the Company’s common stock by, executive officers of the Company.

Restrictions on Hedging and Other Transactions in our Securities

Under our Insider Trading Policy, our officers, directors and employees are not permitted to purchase or sell our securities short or buy or sell puts, calls or other derivative instruments relating to our Common Stock. Our officers, directors and employees are also strongly discouraged from engaging in hedging or monetization transactions involving the Company’s securities or holding Company securities in a margin account or pledging Company securities as collateral for a loan, with any such arrangement requiring pre-approval from the Company’s compliance officer.

Analysis of Risk Relating to Our Compensation Programs

Appropriately incentivizing behaviors which support the best interests of the Company and our shareholders is an essential part of the compensation-setting process. We believe that risk-taking is necessary for continued innovation and growth, but that risks should be encouraged within parameters that are appropriate for the long-term health and sustainability of the business. At the direction of the Committee, our benefits committee (comprised of members of management), evaluates the merits of its compensation programs through a comprehensive review of its compensation policies and programs to determine whether they encourage unnecessary or inappropriate risk-taking by the Company’s executives and employees below the executive level, including the following:

•

Annual cash incentive awards and long-term incentive awards granted to executives that are tied primarily to corporate performance goals and strategic performance objectives. These metrics provide a balanced approach to rewarding performance of the business as a whole over various and overlapping time periods.

•	The executive annual cash incentive awards include a maximum payout opportunity.
•	Our executives are expected to meet stock ownership guidelines in order to align the executives’ interests with those of our shareholders.
•	In 2016, our annual equity awards to executives are comprised of performance-based RSUs and stock options, to further align pay with Company performance.
•	The Company’s pay philosophy provides an effective balance in the mix of cash and equity and allows for the committee’s discretion.
•

There is appropriate balance in fixed versus variable pay; cash and equity; corporate, business unit, and individual goals; financial and non-financial goals; formulas and discretion, etc. Policies are in place to mitigate compensation risk, such as insider trading prohibitions and independent Committee oversight. The Committee’s oversight extends to incentive and commission plans below the executive level.

The benefits committee discussed its risk review with FW Cook and reported its findings to the Committee. Based on this review, both for our executive officers and all other employees, we concluded that the risks arising from the Company’s compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

Tax Considerations

The Committee considers the impact of Section 162(m) of the Internal Revenue Code of 1986, as amended (“Section 162(m)”), in determining the mix of elements of executive compensation. Under Section 162(m), named executive officer (other than the Chief Financial Officer) compensation over $1 million for any year is generally not deductible for United States income tax purposes. Performance-based compensation is exempt from the deduction limit, however, if certain requirements are met. We believe that the gains realized at the time of exercise of nonqualified stock options granted under the terms of our shareholder-approved stock plan are fully deductible in accordance with Section 162(m). In addition, the Committee generally structures performance-based equity grants and annual bonuses payable under our non-equity incentive plan with the intent that they qualify for deductibility in accordance with Section 162(m). Salaries and time-based vesting RSUs do not qualify as performance-based compensation for purposes of Section 162(m). The Committee intends to consider the impact of Section 162(m) on the deductibility of future executive compensation but reserves the right to provide for compensation to executive officers that may not be fully deductible when it believes that other considerations outweigh the tax deductibility of the compensation.

COMPENSATION AND EXECUTIVE DEVELOPMENT COMMITTEE REPORT

We, the Compensation and Executive Development Committee of the Board of Directors of the Company, have reviewed and discussed the Compensation Discussion and Analysis contained in this proxy statement with management. Based on such review and discussion, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2017 and the Company's Proxy Statement for the fiscal year ended January 3, 2017.

SUBMITTED BY THE COMPENSATION AND
EXECUTIVE DEVELOPMENT COMMITTEE
OF THE BOARD OF DIRECTORS

Glenn W. Welling, Chairman
Richard L. Federico
Andrew R. Heyer

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 1, 2018, certain information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person who is known by the Company to be the beneficial owner of more than 5% of the Company’s Common Stock, (ii) each director and director-nominee of the Company, (iii) each executive officer named in the Summary Compensation Table and (iv) all directors and executive officers of the Company as a group.

	Shares of Common Stock Beneficially Held
Name and Address of Beneficial Owner(1)	Amount(2)	Percent(3)
Engaged Capital, LLC(4)	2,834,002	18.2%
610 Newport Center Drive, Suite 250
Newport Beach, California 92660
Wellington Management Group LLP(5)	2,129,476	13.7%
280 Congress Street
Boston, MA 02210
Indus Capital Partners, LLC(6)	1,430,860	9.2%
888 Seventh Avenue, 26th Floor
New York, NY 10019
Thompson Siegel & Walmsley LLC(7)	790,851	5.1%
6806 Paragon Place, Suite 300
Richmond, VA 23230
David A. Pace(8)	105,677	*
James D. White(9)	80,666	*
Marie Perry(10)	27,000	*
Karen L. Luey(11)	49,797	*
Rachel Phillips-Luther	4,636	*
Steve A. Adkins(12)	12,516	*
Arnaud Joliff(13)	69,543	*
Richard L. Federico(14)	51,832	*
Lesley H. Howe(15)	20,000	*
Michael A. Depatie(16)	36,355	*
Lorna C. Donatone	19,710	*
Andrew R. Heyer	33,697	*
James C. Pappas(17)	420,036	2.7%
Glenn W. Welling(4)	2,846,905	18.3%
All current directors and executive officers as a group(18)	3,541,212	22.7%

*	Less than 1%
(1)

Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable, and to the information contained in the footnotes to this table. This table is based upon the most current information supplied to us by current and former officers and directors of the Company and upon information gathered by us about principal shareholders known to us based on a Schedule 13G or 13D filed with the Securities and Exchange Commission.

(2)

Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon exercise of options or warrants or vesting of restricted stock units.

(3)

Calculated on the basis of 15,588,206 shares of Common Stock outstanding as of February 1, 2018, provided that any additional shares of Common Stock that a shareholder has the right to acquire within 60 days after February 1, 2018 are deemed to be held and outstanding for the purpose of calculating that shareholder’s percentage of beneficial ownership but not the percentages of beneficial ownership of other shareholders.

(4)

Based on a Form 4 filed on May 8, 2017 by Engaged Capital, LLC (“Engaged Capital”) and certain of its affiliates. Represents shares directly owned by Engaged Capital Master Feeder I, LP (“Engaged Capital Master I”) and Engaged Capital Master Feeder II, LP (“Engaged Capital Master II”) and held in an account separately managed by Engaged Capital (the “Engaged Capital Account”). Engaged Capital serves as the general partner and investment adviser of each of Engaged Capital Master I and Engaged Capital Master II and the investment adviser of the Engaged Capital Account. Engaged Capital Holdings, LLC (“Engaged Holdings”) serves as the managing member of Engaged Capital. Mr. Welling, as the Founder and Chief Investment Officer of Engaged Capital and the sole member of Engaged Holdings, may be deemed to beneficially own the shares owned directly by Engaged Capital Master I and Engaged Capital Master II and held in the Engaged Capital Account. Mr. Welling expressly disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(5)

Based on a Schedule 13G/A filed on February 9, 2017 by Wellington Management Group LLP. Represents (i) 1,482,713 shares over which Wellington Management Group LLP has shared voting power, and (ii) 2,129,476 over which Wellington Management Group LLP has shared dispositive power.

(6)

Based on a Schedule 13D filed on August 17, 2017 by Indus Capital Partners, LLC. Represents (i) 1,430,860 shares over which Indus Capital Partners, LLC has shared voting power, (ii) 1,430,860 shares over which Indus Capital Partners, LLC has shared dispositive power.

(7)

Based on a Schedule 13G/A filed on February 6, 2017 by Thompson Siegel & Walmsley, LLC. Represents (i) 707,497 shares over which Thompson Siegel & Walmsley, LLC has sole voting power, (ii) 83,354 shares over which Thompson Siegel & Walmsley, LLC has shared voting power, and (iii) 790,851 shares over which Thompson Siegel & Walmsley, LLC has sole dispositive power.

(8)	Represents 39,011 shares of Common Stock held by Mr. Pace and 66,666 shares of Common Stock issuable upon the exercise of vested options held by Mr. Pace.
(9)	Based on a Form 4 filed on December 8, 2015 by Mr. White.
(10)	Represents 2,000 shares of Common Stock held by Ms. Perry and 25,000 shares of Common Stock issuable upon exercise of vested options held by Ms. Perry.
(11)	Based on a Form 4 filed on November 18, 2015 by Ms. Luey.
(12)	Represents 4,186 shares of Common Stock held by Mr. Adkins and 8,330 shares of Common Stock issuable upon exercise of vested options held by Mr. Adkins.
(13)	Represents 15,904 shares of Common Stock held by Mr. Joliff and 53,639 shares of Common Stock issuable upon exercise of vested options held by Mr. Joliff.
(14)	Represents 22,795 shares of Common Stock held by Mr. Federico and 29,037 shares of Common Stock issuable upon exercise of vested options held by Mr. Federico.

(15)	Based on a Form 4 filed on May 14, 2015 by Mr. Howe.
(16)	Represents 28,855 shares of Common Stock held by Mr. Depatie and 7,500 shares of Common Stock issuable upon exercise of vested options held by Mr. Depatie.
(17)

Represents 407,133 shares owned directly owned by JCP Investment Partnership, LP (“JCP Partnership”) and 12,903 shares held by Mr. Pappas directly. Mr. Pappas, solely by virtue of his position as the managing member of JCP Investment Management, LLC, the investment manager of JCP Partnership, and as the sole member of JCP Investment Holdings, LLC, the general partner of JCP Investment Partners, LP, which serves as the general partner of JCP Partnership, may be deemed to beneficially own the shares owned directly by JCP Partnership. Mr. Pappas expressly disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(18)	Represents 3,586,441 shares of Common Stock and 322,597 shares of Common Stock issuable upon the exercise of vested options. See Notes 4, and 8 through 17, above.

Equity Compensation Plan Information

The Company maintains one stock-based compensation plan. On May 17, 2016, at its 2016 Annual Meeting of Shareholders, the Company’s shareholders, upon the recommendation of the Board of Directors, approved the amendment and restatement of the Jamba, Inc. 2013 Equity Incentive Plan (the “2013 Equity Plan”). The 2013 Equity Plan amended and restated the existing 2013 Equity Plan adopted in May 2013.  The 2013 Equity Plan authorizes the Company to provide incentive compensation in the form of stock options, stock appreciation rights, restricted stock and stock units, performance shares and units, other stock-based awards, cash-based awards and deferred compensation awards. The 2013 Equity Plan authorizes the issuance of up to 3,028,847 shares.  The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of January 3, 2017.

Plan Category	Number of shares to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options ($) (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column)(2) (c)
Equity compensation plans approved by shareholders	953,774	13.91	1,416,801
Equity compensation plans not approved by shareholders(1)	245,848	6.55	—
Total	1,199,622		1,416,801

(1)

Represents shares outstanding under an option to purchase 300,000 shares of our Common Stock granted to Mr. White, as well as 105,000 shares of our Common Stock granted to executives outside of our equity incentive plans. The grants of these options did not require approval by our shareholders due to their qualification under the “inducement grant exception” provided by Nasdaq Listing Rule 5635(c)(4).

(2)	Includes 842,120 available for future issuance under the 2013 Equity Plan.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

The Company has entered into indemnity agreements with certain officers and directors which provide, among other things, that Jamba will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of Jamba, and otherwise to the fullest extent permitted under Delaware law and our Bylaws.

Other than the foregoing, there were no relationships or related party transactions in the fiscal year ended January 3, 2017 requiring disclosure.

Director Independence

The Board of Directors has determined that, except for David Pace, each of the Company director nominees standing for election has no relationship which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is an “independent director” as defined by the applicable NASDAQ rules and the rules and regulations of the Securities and Exchange Commission (the “SEC”). In determining the independence of our directors, the Board of Directors has adopted the independence standards that mirror the criteria specified by applicable law and regulations of the SEC and the NASDAQ.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company for the fiscal year ended January 3, 2017 and fiscal year ended December 29, 2015 by its independent registered public accounting firm, KPMG LLP:

	Fiscal 2016 (53 weeks)	Fiscal 2015 (52 weeks)
Audit Fees(1)	$5,465,829	$1,349,755
Audit-Related Fees(2)	—	25,000
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$5,465,829	$1,374,755
(1)

Audit fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our independent registered public accountants in connection with statutory and regulatory filings or engagements.

(2)

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

The Audit Committee has considered whether the provisions of services described in the table above are compatible with maintaining auditor independence. Unless a type of service has received general pre-approval, it will require separate pre-approval by the Audit Committee. The Audit Committee has delegated its pre-approval authority to its Chairman, provided the Chairman reports any pre-approval decisions to the full Audit Committee at its next regularly scheduled meeting. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval process. During Fiscal 2016 and Fiscal 2015, all fees paid to our independent auditors were pre-approved in accordance with this policy without exception.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report:

(a) List of Financial Statements

The following consolidated financial statements are included herein in Part II, Item 8 of this Annual Report on Form 10-K:

(2) Exhibits

The following exhibits are filed as part of this Annual Report or are incorporated herein by reference:

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-32552	3.1	December 5, 2006

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	8-K	001-32552	3.2	December 5, 2006

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	8-K	001-32552	3.1	May 31, 2013

3.4	Certificate of Elimination of the Series A Preferred Stock	8-K	001-32552	3.1	April 3, 2015

3.5	Amended and Restated Bylaws of the Company	8-K	001-32552	3.1	August 17, 2010

4.1	Specimen Common Stock Certificate	S-1	333-122812	4.2	February 14, 2005

4.2	Registration Rights Agreement dated June 16, 2009 between Jamba, Inc., the Investors and North Point	8-K	001-32552	4.1	June 17, 2009

10.1	Form of Indemnity Agreement entered into between the Company and its directors, officers and certain other employees	8-K	001-32552	10.1	December 5, 2006

10.2	Form of Distribution Agreement by and between Jamba Juice Company and various suppliers	8-K	001-32552	10.4	December 5, 2006

10.3	Amended and Restated 1994 Stock Incentive Plan**	8-K	001-32552	10.16	December 5, 2006

10.4	2001 Equity Incentive Plan**	8-K	001-32552	10.17	December 5, 2006

10.5	Jamba, Inc. Amended and Restated 2006 Employee, Director and Consultant Stock Plan**	DEF14A	001-32552	Annex A	April 1, 2010

10.6	Form of Incentive Stock Option Plan under the 2006 Plan**	10-Q	001-32552	10.2	August 17, 2011

10.7	Form of Non-Qualified Stock Option Agreement under the 2006 Plan**	10-Q	001-32552	10.3	August 17, 2011

10.8	Form of Restricted Stock Units Agreement under the 2006 Plan**	10-Q	001-32552	10.4	August 17, 2011

10.9	Jamba, Inc. 2010 Employee Stock Purchase Plan	DEF14A	001-32552	Annex B	April 1, 2010

10.10	Non-employee Director Compensation Policy, as amended**	10-K	001-32552	10.11	March 7, 2013

10.11	Distribution Service Agreement by Systems Services of America and Jamba Juice Company dated as of December 16, 2012*	10-K	001-32552	10.12	March 7, 2013

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.12	Form of Executive Employment Agreement entered into between Jamba Juice Company and each of Karen L. Luey, Thibault de Chatellus, Steve Adkins, Greg Schwartz and Susan Shields**	8-K	001-32552	10.1	October 14, 2008

10.13	Jamba, Inc. Management Incentive Plan**	8-K	001-32552	10.1	December 21, 2010

10.14	Jamba, Inc. 2013 Equity Incentive Plan**	8-K	001-32552	10.1	May 16, 2013

10.15	Form of Notice of Grant of Stock Option under 2013 Equity Incentive Plan**	8-K	001-32552	10.2	May 16, 2013

10.16	Form of Stock Option Agreement under 2013 Equity Incentive Plan**	8-K	001-32552	10.3	May 16, 2013

10.17	Form of Notice of Grant of Restricted Stock under 2013 Equity Incentive Plan**	8-K	001-32552	10.4	May 16, 2013

10.18	Form of Restricted Stock Agreement under 2013 Equity Incentive Plan**	8-K	001-32552	10.5	May 16, 2013

10.19	Form of Notice of Grant of Restricted Stock Unit under 2013 Equity Incentive Plan**	8-K	001-32552	10.6	May 16, 2013

10.20	Form of Restricted Stock Unit Agreement under 2013 Equity Incentive Plan**	8-K	001-32552	10.7	May 16, 2013

10.21	Executive Retention and Severance Plan**	10-Q	001-32552	10.9	August 6, 2013

10.22	Nonemployee Director Restricted Stock Unit Deferral Program and Election Notice	10-Q	001-32552	10.1	August 11, 2014

10.23	Asset Purchase Agreement, dated April 1, 2015, by and between Jamba Juice Company and Vitaligent, LLC	10-Q	001-32552	10.1	August 10, 2015

10.24	Executive Transition Services Agreement, dated October 1, 2015, by and between Jamba Juice Company and James D. White**	8-K	001-32552	10.1	October 2, 2015

10.25	First Amendment to Asset Purchase Agreement, dated July 28, 2015, by and between Jamba Juice Company and Vitaligent, LLC	10-Q	001-32552	10.1	November 9, 2015

10.26	Executive Employment Agreement, dated January 22, 2016, by and between Jamba Juice Company and David A. Pace**	10-Q	001-32552	10.1	May 6, 2016

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.26	Jamba, Inc. 2013 Equity Incentive Plan (As Amended and Restated May 17, 2016)**	8-K	001-32552	10.1	May 20, 2016

10.27	Office Lease Agreement made and entered into effective as of May 3, 2016, between Hall Office Park Building 16, L.P. and Jamba Inc.	10-Q	001-32552	10.1	August 5, 2016

10.29	Employment Agreement dated May 2, 2016, by and between Jamba Juice Company and Marie Perry**	10-Q	001-32552	10.2	August 5, 2016

10.30	Form of Stock Option Agreement under 2013 Equity Incentive Plan (As Amended and Restated May 17, 2016)**	10-Q	001-32552	10.4	August 5, 2016

10.31	Form of Restricted Stock Agreement under 2013 Equity Incentive Plan (As Amended and Restated May 17, 2016)**	10-Q	001-32552	10.5	August 5, 2016

10.32	Form of Restricted Stock Units Agreement under 2013 Equity Incentive Plan (As Amended and Restated May 17, 2016)**	10-Q	001-32552	10.6	August 5, 2016

10.33	Form of Jamba, Inc. Inducement Award Notice of Grant of Non-Statutory Stock Option (Non-Plan Award)**	10-Q	001-32552	10.7	August 5, 2016

10.34	Form of Jamba, Inc. Inducement Award Non-Statutory Stock Option Agreement (Non-Plan Award)**	10-Q	001-32552	10.8	August 5, 2016

10.35	Form of Jamba, Inc. Inducement Award Notice of Grant of Time-Based Restricted Stock Units (Non-Plan Award)**	10-Q	001-32552	10.9	August 5, 2016

10.36	Form of Jamba, Inc. Inducement Award Time-Based Restricted Stock Units Agreement (Non-Plan Award)**	10-Q	001-32552	10.10	August 5, 2016

10.37	Form of Jamba, Inc. Inducement Award Notice of Grant of Market-Based Restricted Stock Units (Non-Plan Award)**	10-Q	001-32552	10.11	August 5, 2016

10.38	Form of Jamba, Inc. Inducement Award Market-Based Restricted Stock Units Agreement (Non-Plan Award)**	10-Q	001-32552	10.12	August 5, 2016

10.39	Transition Services Agreement, dated August 3, 2016, by and between Jamba Juice Company and Karen L. Luey**	10-Q	001-32552	10.1	November 7, 2016

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.40	Employment Agreement dated June 30, 2016, by and between Jamba Juice Company and Rachel Phillips Luther**					X

10.41	Credit Agreement, dated November 3, 2016, by and among Jamba, Inc., Jamba Juice Company, Jamba Juice Advertising Fund, Inc., and Cadence Bank, NA					X

21.1	List of Subsidiaries					X

23.1	Consent of Independent Registered Public Accounting Firm-KPMG LLP					X

24	Power of Attorney, included on signature page hereto					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*

This exhibit (or portions thereof) has been filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment. The confidential portions of this exhibit have been omitted and are marked by an asterisk.

**	Management contract, or compensatory plan or arrangement.

(3) Schedules to Financial Statements: Schedule II

All other financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company’s Consolidated Financial Statements and Notes thereto or included in Part II, Item 8 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Frisco, State of Texas, on the 9th day of February 2018.

JAMBA, INC.

By:	/s/ David A. Pace
David A. Pace
Chief Executive Officer

POWER OF ATTORNEY

We the undersigned officers and directors of Jamba, Inc., hereby severally constitute and appoint David A. Pace and Marie L. Perry, or either of them, his attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ David A. Pace David A. Pace	Chief Executive Officer, Director (Principal Executive Officer)	February 9, 2018

/s/ Marie L. Perry Marie L. Perry	Chief Financial Officer, Chief Administrative Officer, Executive Vice President and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 9, 2018

/s/ Michael A. Depatie Michael A. Depatie	Director	February 9, 2018

/s/ Lorna Donatone Lorna Donatone	Director	February 9, 2018

/s/ Richard L. Federico Richard L. Federico	Director	February 9, 2018

/s/ Andrew Heyer Andrew Heyer	Director	February 9, 2018
/s/ James C. Pappas James C. Pappas	Director	February 9, 2018

/s/ Glenn W. Welling Glenn W. Welling	Director	February 9, 2018

JAMBA, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended January 3, 2017, December 29, 2015 and December 30, 2014

(In thousands)

Allowance for Doubtful Accounts

	Balance at the Beginning of the Period	Charged to Expenses	Charged (Credited) to Other Accounts	Deductions	Balance at the End of the Period
Year ended January 3, 2017	$618	$1,560	$—	$(370)	$1,808
Year ended December 29, 2015	$280	$741	$—	$(403)	$618
Year ended December 30, 2014	$291	$54	$—	$(65)	$280