Form 10-Q
period 2017-04-04
JAMBA, INC.
filed 2018-03-15
CIK 1316898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2017

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

(469) 294-9600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for the complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

The number of shares of common stock of Jamba, Inc. issued and outstanding as of March 8, 2018 was 15,588,206.

JAMBA, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED APRIL 4, 2017

Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

JAMBA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	April 4,	January 3,
	2017	2017
ASSETS
Current Assets:
Cash and cash equivalents	$8,192	$7,133
Receivables, net of allowances of $705 and $1,808	8,951	11,778
Inventories	465	534
Prepaid rent	815	1,053
Assets held for sale	136	206
Prepaid expenses and other current assets	3,495	3,000
Total current assets	22,054	23,704
Property, fixtures and equipment, net of accumulated depreciation of $30,869 and $38,645	11,844	12,512
Goodwill	1,183	1,183
Trademarks and other intangible assets, net of accumulated amortization of $785 and $2,606	1,299	1,327
Notes receivable and other long-term assets	2,822	2,894
Total assets	$39,202	$41,620
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$12,861	$10,407
Accrued compensation and benefits	3,678	4,255
Accrued gift card liability	21,733	24,131
Other current liabilities	8,682	7,664
Total current liabilities	46,954	46,457
Deferred rent and other long-term liabilities	8,964	8,940
Total liabilities	55,918	55,397
Commitments and contingencies (Note 8)
Shareholders’ (deficit) equity:
Common stock, $0.001 par value—30,000,000 shares authorized; 18,281,474 and 15,422,657 shares issued and outstanding, respectively, at April 4, 2017, and 18,268,885 and 15,410,068 shares issued and outstanding, respectively, at January 3, 2017	18	18
Additional paid-in capital	407,786	407,273
Treasury shares, at cost, 2,858,817	(40,009)	(40,009)
Accumulated deficit	(384,511)	(381,059)
Total shareholders’ (deficit) equity	(16,716)	(13,777)
Total liabilities and shareholders' (deficit) equity	$39,202	$41,620

See Notes to Condensed Consolidated Financial Statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per value data)

(Unaudited)

	13-Week Period Ended
	April 4,	March 29,
	2017	2016
Revenue:
Company stores	$11,107	$11,953
Franchise and other revenue	6,506	6,801
Total revenue	17,613	18,754

Costs and operating expenses:
Cost of sales	2,662	2,962
Labor	4,288	4,158
Occupancy	1,763	2,036
Store operating	1,798	2,021
Depreciation and amortization	881	1,502
General and administrative	8,601	7,610
Loss on disposal of assets	162	109
Store pre-opening	238	324
Store lease termination and closure	181	120
Other operating, net	76	612
Total costs and operating expenses	20,650	21,454
Income (loss) from operations	(3,037)	(2,700)

Other income (expenses):
Interest income	54	71
Interest expense	(83)	(59)
Total other income (expenses), net	(29)	12

Income (loss) before income taxes	(3,066)	(2,688)
Income tax expense	(86)	(132)
Net income (loss)	$(3,152)	$(2,820)

Share Data:
Weighted-average shares used in the computation of income (loss) per share:
Basic	15,411,695	15,084,037
Diluted	15,411,695	15,084,037
Income (loss) per share:
Basic	$(0.20)	$(0.19)
Diluted	$(0.20)	$(0.19)

See Notes to Condensed Consolidated Financial Statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars In thousands)

(Unaudited)

	13-Week Period Ended
	April 4, 2017	March 29, 2016
Cash (used in) provided by operating activities:
Net income (loss)	$(3,152)	$(2,820)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation and amortization	881	1,502
Lease termination, store closure costs, impairment and gain on disposals	162	89
Gift card breakage income	(730)	(705)
Stock-based compensation	148	831
Bad debt and inventory reserves	111	-
Deferred rent	104	(300)
Equity loss from joint ventures	29	26
Changes in operating assets and liabilities:
Receivables	2,683	864
Inventories	102	48
Prepaid expenses and other current assets	(257)	1,375
Other long-term assets	42	61
Accounts payable and accrued expenses	2,509	(3,506)
Accrued compensation and benefits	(577)	(1,237)
Accrued gift card liability	(1,668)	(2,032)
Other current liabilities	1,018	(199)
Other long-term liabilities	(57)	(481)
Cash (used in) provided by operating activities	1,348	(6,484)

Cash (used in) provided by investing activities:
Capital expenditures	(501)	(812)
Proceeds from sale of assets	148	-
Cash (used in) provided by investing activities	(353)	(812)

Cash (used in) provided by financing activities:
Payment on capital lease obligations	(1)	(1)
Proceeds pursuant to stock plan	65	103
Cash (used in) provided by financing activities	64	102

Net increase (decrease) in cash and cash equivalents	1,059	(7,194)
Cash and cash equivalents at beginning of period	7,133	19,730
Cash and cash equivalents at end of period	$8,192	$12,536

Supplemental cash flow information:
Cash paid for interest	$-	$8
Income taxes paid	$1	$9

Noncash investing and financing activities:
Property, fixtures and equipment in accounts payable	$362	$228

See Notes to Condensed Consolidated Financial Statements.

JAMBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	DESCRIPTION OF BUSINESS

Jamba, Inc. through its wholly-owned subsidiary, Jamba Juice Company (“the Company”), is a global healthy lifestyle brand that inspires and simplifies healthful living through freshly blended whole fruit and vegetable smoothies, bowls, juices, cold-pressed shots, boosts, snacks, and meal replacements. Jamba’s blends are made with premium ingredients free of artificial flavors and preservatives so guests can feel their best and blend the most into life. The Company’s headquarters were relocated to Frisco, Texas, from Emeryville, California, in the fourth quarter of fiscal year 2016.

As of April 4, 2017, there were 868 Jamba Juice stores globally, consisting of 66 Company-owned and operated stores (“Company Stores”), 734 franchisee-owned and operated stores (“Franchise Stores”) in the United States and 68 Franchise Stores in international locations (“International Stores”).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited Condensed Consolidated Financial Statements of Jamba, Inc. have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q. The January 3, 2017 Condensed Consolidated Balance Sheet was derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of the 13-week period ended April 4, 2017 are not necessarily indicative of the results of operations to be expected for the entire fiscal year.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary, Jamba Juice Company. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications were made to the Company’s prior financial statements to conform to current year presentation. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended January 3, 2017.

Use of estimates

The preparation of the Condensed Consolidated Financial Statements and accompanying notes are in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates.

Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments from owners and distributions to owners. The Company currently has no components of comprehensive income other than net income, therefore no separate statement of comprehensive income is presented.

Income (Loss) Per Share

Basic income (loss) per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed based on the weighted-average number of common shares and potentially dilutive securities, which includes outstanding options and restricted stock awards granted under the Company’s stock option plans.

Anti-dilutive common stock equivalents totaling 2.0 million and 1.8 million were excluded from the calculation of diluted weighted-average shares outstanding for the 13-week periods ended April 4, 2017 and March 29, 2016, respectively. Basic and diluted income (loss) per share do not differ when there is a net loss position as potentially dilutive securities are anti-dilutive.

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

If the Company decides not to sell previously classified assets held for sale, the asset is reclassified back to their original asset group. The assets are recorded at the lower of the carrying value before being classified as held for sale adjusted for depreciation that would have been recognized during the time they were classified as held for sale or fair value at the date the Company decided not to sell. As of April 4, 2017, the total assets held for sale was $0.1 million and includes 13 Chicago stores, which is recorded in assets held for sale in the Condensed Consolidated Balance Sheets.

Fair Value of Financial Instruments

The following instruments are not measured at fair value on the Company’s Condensed Consolidated Balance Sheets but require disclosure of their fair values: cash and cash equivalents, accounts receivables, notes receivable and accounts payable. The estimated fair value of such instruments, excluding notes receivable, approximates their carrying value as reported in the Company’s Condensed Consolidated Balance Sheets due to their short-term nature. The estimated fair value of notes receivable approximates its carrying value due to the interest rates aligning with market rates. The fair value of such financial instruments is determined using the income approach based on the present value of estimated future cash flows. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1.

Recently Adopted Accounting Pronouncements

Inventory

In July 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 applies to inventory that is measured using the first-in, first-out (“FIFO”) or average cost method and requires measurement of that inventory at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  This pronouncement is effective for reporting periods beginning after December 15, 2016. We adopted ASU 2015-11 effective January 4, 2017 and such adoption did not have a material impact on the Company’s Condensed Consolidated Financial Statements or related disclosures.

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard, which was adopted in the first quarter of 2017, resulted in the recognition of previously unrecognized federal and state net operating loss carryforwards worth approximately $0.8 million, net of tax.  Management has determined that it is not more likely than not that the benefit of these deferred tax assets will be realized and has established a full valuation allowance for this amount, resulting in a net zero impact to the financial statements. Additionally, the Company elected to account for forfeitures as they occur, and a cumulative-effect adjustment was made in the amount of $0.3 million and recorded in retained earnings as of April 4, 2017 on the Condensed Consolidated Balance Sheets.

Upcoming Accounting Pronouncements

The Company is currently assessing the potential impact of the following pronouncements on its Condensed Consolidated Financial Statements and related disclosures:

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the effective date, to fiscal years beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of the fiscal year beginning after December 15, 2016 (including interim reporting periods within those periods). The amendment guidance may be applied retrospectively to each prior period presented with the option to apply practical expedients or retrospectively with the cumulative effect recognized as of the date of initial application. Management believes adoption of the new revenue recognition standard will primarily impact the Company’s accounting for other fees charged to franchisees as well as transactions involving its advertising fund and gift card sales. Currently the Company anticipates to adopt the new revenue standard using the modified retrospective transition approach. Management is in the process of determining the financial statement impact and currently unable to estimate the impact on the Company’s Consolidated Financial Statements or related disclosures.

Leases

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

Liabilities

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

Other Accounting Pronouncements

The Company has not yet adopted and does not expect the adoption of the following pronouncements to have a significant impact on its Condensed Consolidated Financial Statements and related disclosures:

Financial Instruments

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 will be effective for the Company beginning fiscal year 2018.

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which provides specific guidance for certain cash flow classification issues, previously not specifically addressed, including classification for debt prepayment, contingent consideration made after a business combination, insurance claim proceeds and corporate-owned life insurance policies, distributions received from equity method investees and certain other items. The guidance will be effective for the Company beginning fiscal year 2018, with early application permitted.

Stock Compensation

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

Intangibles

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

3.	SEVERANCE AND OTHER COMPENSATION

In connection with the relocation of the Company’s headquarters from Emeryville, California to Frisco, Texas, the Company incurred severance and retention obligations. At April 4, 2017, and January 3, 2017, $1.7 and $1.6 million of severance and $0.2 and $0.8 million of retention expenses are classified in accrued compensation and benefits and accounts payable, respectively, in the Condensed Consolidated Balance Sheets. The Company made severance and retention payments of $1.5 million during the 13-week period ended April 4, 2017. The Company incurred additional expense related to these actions of $1.0 million during the 13-week period ended April 4, 2017. The remaining severance and retention payments will be completed by the end of the second quarter in fiscal 2018.

4.	FAIR VALUE MEASUREMENT

Financial Assets and Liabilities

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

•	Level 1: Quoted prices are available in active markets for identical assets or liabilities.
•	Level 2: Inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable.
•	Level 3: Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions that market participants would use in pricing.

Non-financial Assets and Liabilities

The Company’s non-financial assets and liabilities primarily consist of long-lived assets, trademarks and other intangibles, and are reported at carrying value. They are not required to be measured at fair value on a recurring basis. The Company evaluates long-lived assets for impairment when facts and circumstances indicate that their carrying values may not be recoverable. Trademarks and other intangibles are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. As a result of its quarterly impairment reviews, the Company had no impairment during the 13-week period ended April 4, 2017 and March 29, 2016.

5.	CREDIT AGREEMENT

On November 3, 2016, the Company entered into a credit agreement with Cadence Bank, NA (“New Credit Agreement”). The New Credit Agreement provides an aggregate principal amount of up to $10.0 million. The New Credit Agreement also allows the Company to request an additional $5.0 million for an aggregate principal amount of up to $15.0 million. The New Credit Agreement accrues interest at a per annum rate equal to the LIBOR rate plus 2.50% and has a five-year term. Under the terms of the New Credit Agreement, the Company is required to either maintain minimum cash or consolidated EBITDA levels and a minimum fixed charge coverage ratio. The New Credit Agreement terminates November 3, 2021. This credit facility is subject to customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions and dispositions of assets. The credit facility is evidenced by a revolving note made by the Company in favor of the Lender, is guaranteed by the Company and is secured by substantially all of its assets including the assets of its subsidiary and a pledge of stock of its subsidiary.

To acquire the New Credit Agreement, the Company incurred upfront fees, which are being amortized over the term of the New Credit Agreement. As of April 4, 2017, the unamortized commitment fee amount was not material and is recorded in prepaid expenses in the Condensed Consolidated Balance Sheets. During the 13-week period ended April 4, 2017, there were no borrowings under the New Credit Agreement. As of April 4, 2017, the Company was in compliance with the financial covenants to the New Credit Agreement.

6.	SHARE-BASED COMPENSATION

The Jamba, Inc. 2013 Equity Incentive Plan (“the Plan”) authorizes the Company to provide incentive compensation in the form of stock options (“options”), restricted stock and stock units (“RSUs”), performance based and market based shares and units (“PSUs”) and (“MBRSUs”), other stock-based and restricted stock-based awards (“RSAs”), cash-based awards and deferred compensation awards. In addition, the Company periodically authorizes grants of stock-based compensation as inducement awards to new employees. This type of award does not require shareholder approval in accordance with Rule 5635(c)(4) of the Nasdaq listing rules.

Share-based compensation expense, which is included in general and administrative expenses, was $0.1 million and $0.8 million for the 13-week periods ended April 4, 2017 and March 29, 2016, respectively. At April 4, 2017, unvested share-based compensation expense for options and restricted stock awards totaled $2.6 million. This expense will be recognized over the remaining weighted average service period of approximately 1.3 years. There was no income tax benefit related to share-based compensation expense during the 13-week periods ended April 4, 2017 and March 29, 2016.

Stock Options — A summary of options activity under the Plan as of April 4, 2017, and changes during the 13-week period then ended are presented below (shares in thousands):

			Weighted-Average
	Number of	Weighted-Average	Contractual Term	Aggregate
Options	Shares	Exercise Price	Remaining (years)	Intrinsic Value
Balance at January 3, 2017	1,200	$12.40	5.05	$1,213
Granted	15	9.25
Exercised	(13)	5.15
Canceled	(170)	13.94
Balance at April 4, 2017	1,032	$12.19	6.54	$862
Vested and expected to vest—April 4, 2017	1,032	$12.19	6.54	$862
Exercisable—April 4, 2017	653	$11.71	5.50	$862

During the 13-week period ended April 4, 2017, options exercisable for 15,000 shares of the Company’s common stock were granted as an inducement award to a new employee at a weighted average grant date fair value of $3.54. During the 13-week period ended March 29, 2016, options exercisable for 150,000 shares of the Company’s common stock were granted under the 2013 Equity Incentive Plan at a weighted average grant date fair value of $4.75.

The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

13-Week Period Ended
April 4, 2017
Risk-free interest rate	2.0%
Expected term (in years)	5.39
Expected volatility	38.8%
Expected dividend yield	0%

Time-Based Restricted Stock Units — Information regarding activities during the 13-week period ended April 4, 2017 for outstanding RSUs granted under the 2013 Equity Incentive Plan is as follows (shares in thousands):

		Weighted-Average
	Number of	Grant Date
RSUs	Shares of RSUs	Fair Value
Non-vested at January 3, 2017	68	$13.11
Granted	-	-
Vested	-	-
Forfeited	(6)	14.04
Non-vested at April 4, 2017	62	$13.02

During the 13-week periods ended April 4, 2017 and March 29, 2016, no RSUs were granted under the 2013 Equity Incentive Plan.

Restricted Stock Awards — RSAs are granted to members of the Company’s Board of Directors as part of their compensation. Awards are fully vested and expensed when granted. The fair value of restricted stock awards is the market close price of the Company’s common stock on the date of the grant. During the 13-week periods ended April 4, 2017 and March 29, 2016, no restricted stock awards were issued.

Performance-Based Restricted Stock Units — No performance stock units were granted or vested during the 13-week period ended April 4, 2017 or March 29, 2016. Information regarding activities during fiscal 2017 for outstanding performance based RSUs is as follows (shares in thousands):

		Weighted-Average
	Number of	Grant Date
PSUs	Shares of PSUs	Fair Value
Non-vested at January 3, 2017	17	$12.27
Granted	-	-
Vested	-	-
Forfeited	(6)	14.04
Non-vested at April 4, 2017	11	$11.30

Market-Based Restricted Stock Units — Information regarding activities during fiscal 2017 for outstanding market-based RSUs is as follows (shares in thousands):

		Weighted-Average
	Number of	Grant Date
MBRSUs	Shares of MBRSUs	Fair Value
Non-vested at January 3, 2017	505	$3.04
Granted	70	1.06
Vested	-	-
Forfeited	-	-
Non-vested at April 4, 2017	575	$2.80

During the 13-week period ended April 4, 2017, 70,000 market-based RSUs were granted under the 2013 Equity Incentive Plan at a weighted average grant date fair value of $1.06. There were no market-based RSUs granted during the 13-week period ended March 29, 2016.

The market-based RSU’s will vest upon achievement of compound annual stock price growth rate targets of 15%, 22.5% and 30%. The Company recognizes compensation expense related to market-based RSUs over the requisite service period on a straight-line basis. The requisite service period is a measure of the expected time to reach the respective vesting threshold. The Company estimated the expense and service period by utilizing a Monte Carlo simulation, considering only those stock price-paths in which the threshold was exceeded.

7.	OTHER OPERATING, NET

For the 13-week periods ended April 4, 2017 and March 29, 2016, the components of other operating, net were as follows (in thousands):

	13-Week Period Ended
	April 4, 2017	March 29, 2016

Gift card breakage income	$(730)	$(705)
Gift card expense	263	160
Consumer packaged goods and JambaGO® direct expense	(1)	632
Franchise gift card discount expense	70	193
Franchise sublease income	(178)	(261)
Franchise bad debt	144	-
Franchise other expense	528	413
International expense	52	166
Other expense (income)	(72)	14

Total other operating, net	$76	$612

8.	COMMITMENTS AND CONTINGENCIES

The Company records a liability for litigation claims and contingencies when payment is probable and the amount of loss can be reasonably estimated.

During the 13-week period ended April 4, 2017, the Company increased a liability for an ongoing litigation matter by $1.0 million. The estimated losses are included in general and administrative expenses in the Company’s financial statements. In fiscal year 2016, the Company recognized $2.0 million for estimated losses associated with ongoing and settled litigation matters based on the available information at the time. The amounts recognized relate to aggregate amounts estimated for resolution of the Company’s ordinary course employment based litigation cases estimated at $1.0 million and a commercial vendor dispute settled for $1.0 million. As of April 4, 2017 and January 3, 2017, the liabilities associated with these matters are recorded in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets and were $2.1 million and $1.4 million, respectively.

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

9.	RELATED-PARTY TRANSACTIONS

For the 13-week period ended April 4, 2017, the Company received $0.1 million from Sodexo related to licensing fees for Jamba units operated by Sodexo. For the 13-week period ended March 29, 2016, the Company received $0.1 million from Country Pure Foods related to vendor supply chain management fees and approximately $0.1 million from Sodexo related to licensing fees for Jamba units operated by Sodexo. One Jamba Juice Director is on the Board of Directors of Country Pure Foods and another Jamba Juice Director is an executive with Sodexo.

10.	SUBSEQUENT EVENTS

In the second quarter of fiscal 2017, the Company refranchised 13 Company-owned stores and signed a 10-unit development agreement in the Chicago area for approximately $0.2 million.

During the fourth quarter of fiscal 2017, we recorded severance of $0.3 million for the departure of one senior executive. Additionally, during the first quarter of 2018, we recorded $0.3 million of severance for the departure of one senior executive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions). Forward-looking statements include, but are not limited to, statements concerning projected new store openings, revenue growth rates, and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive conditions. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2017.

JAMBA, INC. OVERVIEW

Jamba, Inc. through its wholly-owned subsidiary, Jamba Juice Company (“the Company”), is a global healthy lifestyle brand that inspires and simplifies healthful living through freshly blended whole fruit and vegetable smoothies, bowls, juices, cold-pressed shots, boosts, snacks, and meal replacements. Jamba’s blends are made with premium ingredients free of artificial flavors and preservatives so guests can feel their best and blend the most into life. The Company’s headquarters were relocated to Frisco, Texas, from Emeryville, California, in the fourth quarter of fiscal year 2016.

2017 First Quarter Financial Summary

•	Franchisees opened 15 new Jamba Juice stores globally; which included 11 traditional stores, 1 non-traditional store, 1 drive thru store in the U.S. and 2 new International Stores.
•	At April 4, 2017, there were 868 stores globally; which included 66 Domestic Company Stores, 734 Domestic Franchise Stores and 68 International Franchise Stores.
•

System-wide comparable sales (includes both Company and Franchise Stores) declined 2.5% for the quarter. Company Store comparable sales decreased 4.5% for the quarter and Franchise Store comparable sales decreased 2.2% for the quarter compared to the prior year. System-wide and Franchise Store comparable store sales are non-GAAP financial measures and represent the change in year-over-year sales, opened for at least one full fiscal year.

•

Total revenue for the quarter decreased $1.1 million to $17.6 million from $18.7 million for the prior quarter, primarily due the decline in comparable store sales, store closures and the exit of JambaGO® and Ready to Drink during fiscal year 2016.

•	Net loss for the quarter was $3.2 million compared to $2.8 million for the prior quarter.

RESULTS OF OPERATIONS — 13-WEEK PERIOD ENDED APRIL 4, 2017 AS COMPARED TO THE 13-WEEK PERIOD ENDED MARCH 29, 2016 (UNAUDITED)

The discussion that follows should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto. The following table sets forth selected operating data as a percentage of total revenue (unless otherwise noted), of certain items included in our Condensed Consolidated Statements of Operations, for the periods indicated.

	13-Week Period Ended April 4, 2017	% (1)	13-Week Period Ended March 29, 2016	% (1)
Revenue:
Company stores	$11,107	63.1%	$11,953	63.7%
Franchise and other revenue	6,506	36.9%	6,801	36.3%
Total revenue	17,613	100.0%	18,754	100.0%
Costs and operating expenses:
Cost of sales	2,662	24.0%	2,962	24.8%
Labor	4,288	38.6%	4,158	34.8%
Occupancy	1,763	15.9%	2,036	17.0%
Store operating	1,798	16.2%	2,021	16.9%
Depreciation and amortization	881	5.0%	1,502	8.0%
General and administrative	8,601	48.8%	7,610	40.6%
Loss (gain) on disposal of assets	162	0.9%	109	0.6%
Store pre-opening	238	1.4%	324	1.7%
Store lease termination and closure	181	1.0%	120	0.6%
Other operating, net	76	0.4%	612	3.3%
Total costs and operating expenses	20,650	117.2%	21,454	114.4%
Income (loss) from operations	(3,037)	(17.2%)	(2,700)	(14.4)%
Other income (expense):
Interest income	54	0.3%	71	0.4%
Interest expense	(83)	(0.5)%	(59)	(0.3)%
Total other income (expense), net	(29)	(0.2)%	12	0.1%
Income (loss) before income taxes	(3,066)	(17.4)%	(2,688)	(14.3)%
Income tax expense	(86)	(0.5)%	(132)	(0.7)%
Net income (loss)	(3,152)	(17.9)%	(2,820)	(15.0)%

(1)

Cost of sales, labor, occupancy and store operating expenses percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue. Certain percentage amounts do not sum to total due to rounding.

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

Company Store comparable sales represents the change in year-over-year sales for Company Stores opened for at least one full year. Franchise Store comparable sales, a non-GAAP financial measure, represents the change in year-over-year sales for all Franchise Stores opened for at least one full year, as reported by franchisees and excludes International Stores and Express format. System-wide comparable store sales, a non-GAAP financial measure, represents the change in year over-year sales for all Company and Franchise Stores opened for at least one full year and is based on sales by both company-owned and domestic franchise operated stores, as reported by franchisees, which are in the store base. System-wide comparable store sales do not include International Stores, JambaGO® units and Jamba Juice Express™. Comparable store sales includes closed locations for the periods in which they have comparable sales.

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

As a result of the 53 week fiscal 2016, reported 2017 comparable sales for fiscal comparisons are offset by one week.  The comparable sales calculations presented in this Form 10-Q accurately reflect the change in sales for comparable stores in the reported fiscal period.  However, as a result of the one week offset, management also reviewed and previously reported comparable sales calculations on a calendar, rather than fiscal basis.  Management believes this calendar comparison offers a more clear understanding of comparable sales performance of the business as it compares truly comparable time periods, rather than fiscal periods that compare periods with a one week shift.

During fiscal 2016, we underwent significant changes in our business model, leadership, key personnel, and relocation of our corporate office. These changes resulted in a significant increase in non-routine transactions and impacted certain routine processes needed to effectively accumulate and present consolidated financial results. We identified that our risk assessment process, which was intended to identify new transactions and changes to existing processes and design appropriate control activities over financial reporting, was not sufficient to prevent or detect material misstatement on a timely basis. Consequently, a material weakness in internal control over financial reporting resulted and is described in “ITEM 4. Controls and Procedures.” Management has begun implementing a plan to assess risks of material misstatement over financial reporting, including the enhancement of internal control activities, and training of key process owners. Management, with the oversight of the Audit Committee has dedicated significant incremental resources to successfully implement and test effectiveness of the enhanced controls throughout fiscal 2017. G&A expenses are expected to be negatively impacted by costs in connection with the remediation plan in fiscal 2017.

Key Financial Metrics

The following table sets forth operating data that do not otherwise appear in our Condensed Consolidated Financial Statements for the periods indicated:

	13-Week Period Ended
Increase/(decrease)	April 4, 2017	March 29, 2016
Percentage change in comparable store sales
Company stores (1)	(4.5)%	0.2%
Franchise stores	(2.2)%	(2.4)%
System-wide (2)	(2.5)%	(2.1)%
Percentage change in comparable company store sales

Traffic	(7.2)%	(4.5)%
Average check	2.7%	4.7%
Total comparable company store sales	(4.5)%	0.2%

Certain percentage amounts do not sum to total due to rounding.

(1)

Percentage change in comparable sales compares sales during the current fiscal year to sales from the same stores for the prior fiscal year. A store is included in this calculation after its first full fiscal year of operations. Company Store comparable sales excludes sales from Franchise and International Stores. Franchise Store comparable sales excludes sales from Company, and International Stores. Closed locations are included for the periods in which they have comparable sales.

(2)

Percentage change in system-wide comparable sales compares the combined sales of Company and Franchise Stores, excluding Jamba Juice Express, during the current fiscal year to the combined sales from the same Company and Franchise Stores for the prior fiscal year. A Company or Franchise Store is included in this calculation after its first full fiscal period of operations. System-wide comparable store sales do not include International Stores, Jamba Juice Express and JambaGO®. Closed locations are included for the periods in which they have comparable sales.

The following table sets forth certain data relating to Company Stores, Franchise Stores and International Stores for the periods indicated:

	13-Week Period Ended		13-Week Period Ended
	April 4, 2017		March 29, 2016
	Domestic	International	Domestic (1)	International
Company Stores:
Beginning of period	66	-	70	-
Company Stores opened	-	-	-	-
Company Stores closed	-	-	(2)	-
Company Stores sold to franchisees	-	-	-	-
Total Company Stores	66	-	68	-

Franchise and International Stores:
Beginning of period	726	70	706	75
Franchise Stores opened	13	2	10	3
Franchise Stores closed	(5)	(4)	(7)	(13)
Franchise Stores purchased from the Company	-	-	-	-
Total Franchise and International Stores	734	68	709	65

1)	As communicated on March 20, 2017, the Company now excludes Express format stores counts. Store counts exclude Express in both 2016 and 2017 for comparability.

Revenue

Total revenue is comprised of revenue from Company Stores, royalties and fees from Franchise Stores in the U.S. and from International Stores, income from JambaGO® locations and license income from sales of Jamba-branded Consumer Packaged Goods (“CPG”) products. Total revenue decreased for the 13-week period ended in April 4, 2017 by $1.1 million or 6.1% compared to March 29, 2016.

The following table summarizes revenue for the periods indicated (dollars in thousands):

	13-Week Period Ended April 4, 2017	% of Total Revenue	13-Week Period Ended March 29, 2016	% of Total Revenue
Revenue:
Company stores	$11,107	63.1%	$11,953	63.7%
Franchise and other revenue	6,506	36.9%	6,801	36.3%
Total revenue	$17,613	100.0%	$18,754	100.0%

The decrease in total revenue was primarily due to a decrease in the number of Company Stores for the quarter compared to the prior year and the decline in same store sales. For the quarter ended April 4, 2017 we owned 66 Company Stores compared to 68 in the prior year.

Company Store revenue

Company Store revenue for the 13-week period ended April 4, 2017 decreased $0.8 million or 7.1%, compared to the 13-week period ended March 29, 2016. The decrease in Company Store revenue was due to a decrease in comparable store sales and reduction in the number of Company Stores as illustrated by the following table:

Company Store Change in Revenue
(in thousands)
First Quarter 2017 vs. First Quarter 2016
Company Stores comparable sales increase/(decrease)	$(533)
Reduction in number of Company Stores, net	(313)
Total change in Company Store revenue	$(846)

Company Store comparable sales decreased $0.5 million for the 13-week period ended April 4, 2017, or 4.5%, attributable to a 7.2% decrease in transaction count, partially offset by a 2.7% increase in the average check amount. The increase in average check was driven by a price increase as well as product mix shifts as we continue to increase sales of Energy bowls and other higher priced items.

Franchise and other revenue

Franchise and other revenue for the 13-week period ended April 4, 2017 decreased by $0.3 million or 4.3%, compared to the 13-week period ended March 29, 2016. The decrease was primarily due to the exit of JambaGO® in the fourth quarter of 2016 and decreases in franchise same store sales of 2.2%, partially offset by an increase in royalties received related to the net increase in the number of Franchise and International Stores. The number of Franchise Stores and International Stores as of April 4, 2017 and March 29, 2016 was 802 and 774, respectively.

Cost of Sales

Cost of sales is primarily comprised of produce, dairy, and other products used to make smoothies, juices, bowls and paper products. The following table summarizes cost of sales for the periods indicated (dollars in thousands):

	13-Week Period Ended
	April 4, 2017	March 29, 2016	% Change
Cost of sales	$2,662	$2,962	(10.1)%
Percentage of company stores revenue	24.0%	24.8%

Cost of sales for the 13-week period ended April 4, 2017 as a percentage of Company Store revenue, was favorable 0.8% compared to March 29, 2016, primarily due to favorable commodity costs led by strawberries and mangos, menu price increases and product mix shifts; partially offset by various merchandise sales with higher cost structure.

Labor

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. The following table summarizes labor expenses for the periods indicated (dollars in thousands):

	13-Week Period Ended
	April 4, 2017	March 29, 2016	% Change
Labor	$4,288	$4,158	3.1%
Percentage of company stores revenue	38.6%	34.8%

The 3.8% increase in labor for the 13-week period ended April 4, 2017, as a percentage of Company Store revenue, was primarily attributable to increased wage rates, healthcare and workman’s compensation expense, and the decrease in sales; partially offset by labor hour efficiencies and lower store bonuses.

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes, licenses and property insurance for all Company Store locations. The following table summarizes occupancy expenses for the periods indicated (dollars in thousands):

	13-Week Period Ended
	April 4, 2017	March 29, 2016	% Change
Occupancy	$1,763	$2,036	(13.4)%
Percentage of company stores revenue	15.9%	17.0%

The 1.1% decrease in occupancy costs for the 13-week period ended April 4, 2017, as a percentage of Company Store revenue, was primarily due to changes in the composition of the store base; partially offset by the decrease in sales.

Store Operating expenses

Store operating expenses consist of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses.

The following table summarizes store operating expenses for the periods indicated (dollars in thousands):

	13-Week Period Ended
	April 4, 2017	March 29, 2016	% Change
Store operating	$1,798	$2,021	(11.0)%
Percentage of company stores revenue	16.2%	16.9%

The decrease of 0.7% in total store operating expenses for the 13-week period ended April 4, 2017, as a percentage of Company Store revenue, is primarily due to lower hardware and software expenses and store level advertising; offset by the decrease in sales, higher gift card printing expenses, and increased repairs.

Depreciation and Amortization

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. The following table summarizes depreciation and amortization expenses for the periods indicated (dollars in thousands):

	13-Week Period Ended
	April 4, 2017	March 29, 2016	% Change
Depreciation and amortization	$881	$1,502	(41.3)%
Percentage of total revenue	5.0%	8.0%

The 3.0% decrease in depreciation and amortization as a percent of total revenue in April 4, 2017 was primarily due to the disposition of assets from the previous Emeryville headquarters and store refranchising activity.

General and Administrative (“G&A”)

G&A expenses include costs associated with our corporate headquarters (in Emeryville, California and Frisco, Texas), field supervision, performance related incentives, outside and contract services, accounting and legal fees, travel and travel-related expenses, share-based compensation and other G&A expenses. Also included in G&A are costs related to the move of the support center to Frisco, Texas, settlement and legal costs. The following table summarizes G&A expenses for the periods indicated (dollars in thousands):

	13-Week Period Ended
	April 4, 2017	March 29, 2016	% Change
General and administrative	$8,601	$7,610	13.0%
Percentage of total revenue	48.8%	40.6%

Total G&A expenses for April 4, 2017 increased by $1.0 million, or 13.0%, compared to March 29, 2016. The increase in total G&A expenses of 8.2% as a percent of total revenue was primarily due to corporate relocation expenses, liability for ongoing legal action, and higher audit and related expenses. These increases were partially offset by efficiencies gained from organization structure changes resulting from our shift to an asset light model.

Other Operating, Net

Other operating, net consists of income from breakage from our gift cards (known as jambacard®), gift card related fees, expenses related to our franchisees, sublease income, international expenses, gain/loss on investments, bad debt expense, and CPG and JambaGO® activities.

The following table summarizes other operating, net expenses for the periods indicated (dollars in thousands):

	13-Week Period Ended
	April 4, 2017	March 29, 2016	% Change
Other operating, net	$76	$612	(87.6)%
Percentage of total revenue	0.4%	3.3%

For the 13-week period ended April 4, 2017, other operating, net decreased approximately $0.5 million compared to March 29, 2016. Changes in the components of other operating, net include a decrease in CPG and JambaGO® direct expenses related to the exit of JambaGO®; partially offset by an increase franchise marketing expenses.

Income Tax Expense

We have recorded income tax expense for both the 13-week periods ended April 4, 2017 and March 29, 2016, respectively. Our effective income tax rates were (2.8%) and (4.9%) for the 13-week periods ended April 4, 2017 and March 29, 2016, respectively. For the 13-week periods ended April 4, 2017 and March 29, 2016, the effective tax rates were primarily affected by the pretax loss, the foreign withholding and the U.S. alternative minimum taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Summary

The following table summarizes our cash flows for the 13-week periods ended April 4, 2017 and March 29, 2016 (in thousands):

	13-Week Period Ended
	April 4, 2017	March 29, 2016
Cash (used in) provided by operating activities	$1,348	$(6,484)
Cash (used in) provided by investing activities	(353)	(812)
Cash (used in) provided by financing activities	64	102
Net increase (decrease) in cash and cash equivalents	$1,059	$(7,194)

Liquidity

As of April 4, 2017, we had cash and cash equivalents of $8.2 million compared to $7.1 million as of January 3, 2017. As of April 4, 2017 and January 3, 2017, we had no short term or long term debt. During the 13-week period ended April 4, 2017, our primary sources of liquidity are cash flows provided by operating activities.

We expect that our cash on hand, future cash flows provided by operating activities will be sufficient to fund our working capital and general corporate needs and the non-discretionary capital expenditures for at least the next twelve months and the foreseeable future. The use of cash to fund discretionary capital expenditures will be based on the need to conserve our capital.

On February 14, 2012, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association (the “Lender”), and as amended on November 1, 2012, July 22, 2013, November 4, 2013 and December 29, 2015 (as amended, the “Credit Agreement”), made available to the Company a revolving line of credit in the amount of $10.0 million. On July 22, 2016, the Credit Agreement with Wells Fargo expired. On November 3, 2016, we entered into a credit agreement with Cadence Bank, NA (“New Credit Agreement”). The New Credit Agreement provides an aggregate principal amount of up to $10.0 million. The New Credit Agreement also allows us to request an additional $5.0 million for an aggregate principal amount of up to $15.0 million.

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

To acquire the New Credit Agreement, the Company incurred upfront fees, which are being amortized over the term of the New Credit Agreement. As of April 4, 2017, the unamortized commitment fee for the New Credit Agreement was not material and is recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

As of April 4, 2017, the Company was in compliance with the financial covenants to the New Credit Agreement. Since the inception of the Wells Fargo line of credit and the New Credit Agreement, we did not borrow on the facilities and utilized them primarily for collateral against letters of credit, which reduce the amount available to draw. As of April 4, 2017, there were $0.3 million letters of credit outstanding. In the future, we may enter equipment leasing arrangements and incur additional indebtedness as necessary and as permitted under our New Credit Agreement. We cannot assure, however, that such financing will be available on favorable terms or at all. The adequacy of our available funds will depend on many factors, including the macroeconomic environment, the operating performance of our Company Stores, the successful expansion of our franchise and licensing programs and the successful rollout and consumer acceptance of our new beverage and food initiatives. Given these factors, our foremost priorities for the near term continue to be preserving and generating cash sufficient to fund our liquidity needs.

Operating Activities

Net cash provided by operating activities was $1.3 million for the 13-week period ended April 4, 2017, compared to $6.5 million used in operating activities for the 13-week period ended March 29, 2016, reflecting a net increase in cash flows of $7.8 million. This increase in cash provided by operating activities was primarily due to a net increase in cash provided by operating assets and liabilities (approximately $8.9 million) partially offset to a decrease in net loss after adjustments for noncash items (approximately $0.7 million). Net loss after adjustments for noncash items increased primarily due to a decrease in cash flows driven by a decline in Company Store revenue, which was primarily due to a decrease in Company Stores for the quarter compared to the prior year and a decrease in same store sales. The Company expects that operating cash flow will be generated through a combination of company store profitability and franchise royalty fees and a reduced cost structure.

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

Investing Activities

Net cash used in investing activities was $0.4 million for the 13-week period ended April 4, 2017, compared to $0.8 million for the 13-week period ended March 29, 2016. The $0.4 million change in net cash used in investing activities during the 13-week period ended April 4, 2017 was primarily due to a decrease in capital expenditures.

Financing Activities

Net cash provided by financing activities was $0.1 million for both the 13-week periods ended April 4, 2017 and March 29, 2016 and relates to proceeds received from stock plan activity

Contractual Obligations

There have been no significant changes to our contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended January 3, 2017.

COMMODITY PRICES, AVAILABILITY AND GENERAL RISK CONDITIONS

We contract for significant amounts of individually quick frozen fruit, fruit concentrate and dairy products to support the needs of both our Company Stores and Franchise Stores. The price and availability of these commodities directly impact our results of operations and can be expected to impact our future results of operations.

SEASONALITY AND QUARTERLY RESULTS

Our business is subject to day-to-day volatility based on weather and varies by season. A significant portion of our revenue is realized during the second and third quarters of the fiscal year, which include the summer months. The first and fourth quarters of the fiscal year, which encompasses the winter months and the holiday season, has traditionally been our lowest revenue volume quarter. Although we have expanded the number of stores offering our bowls, hot oatmeal, hot beverages, sandwiches and Artisan Flatbread selections, our business will likely continue to be subject to seasonal patterns for the foreseeable future, given that the largest portion of our sales continues to be from the sale of smoothies during the warmer parts of the year. Because of the seasonality of the business, results for an individual quarter are not necessarily indicative of the results, which may be achieved for the full fiscal year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that we are required to make in order to prepare the financial statements. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no significant changes to the policies and estimates as discussed in our Annual Report on Form 10-K for the year ended January 3, 2017.

Recent Accounting Pronouncements

See Recent Accounting Pronouncements section of Note 2 to our Notes to Condensed Consolidated Financial Statements for information about new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We do not enter into market risk sensitive instruments for trading purposes. We are exposed to financial market risks due primarily to changes in interest rates in our interest bearing accounts. We do not believe a change in interest rate will materially affect our financial position or results of operations. As of April 4, 2017 one percent change of the interest rate would result in an annual change in the results of operations of approximately $0.1 million.

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

We purchase fruit based on short-term seasonal pricing agreements. These short-term agreements generally set the price of procured frozen fruit and 100% pure fruit concentrates for less than one year based on estimated annual requirements. We purchase fresh produce based on annual pricing agreements. In order to mitigate the effects of price changes in any one commodity on our cost structure, we contract with multiple suppliers both domestically and internationally. These agreements typically set the price for some or all of our estimated annual fruit and fresh produce requirements, protecting us from short-term volatility. Nevertheless, these agreements typically contain a force majeure clause, which, if utilized (such as the recent drought in California or the hurricanes in 2017 that destroyed the Florida orange crop), may subject us to significant price increases.

Our pricing philosophy is not to attempt to change consumer prices with every move up or down of the commodity market, but to take a longer term view of managing margins and the value perception of our products in the eyes of our customers. Our objective is to maximize our revenue through increased customer traffic.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, on the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 4, 2017, solely because of the material weakness in our internal control over financial reporting described below.

To address the material weakness described below, management performed additional analysis and other procedures to ensure that our Condensed Consolidated Financial Statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the Condensed Consolidated Financial Statements and disclosures included in this Quarterly Report on Form 10-Q fairly present, in all material respects, in accordance with U.S. GAAP, our financial position, results of operations and cash flows for the periods presented.

Material Weakness

We underwent significant changes in our business model, leadership, key personnel, and relocation of our corporate office. These changes resulted in a significant increase in non-routine transactions and impacted certain routine processes needed to effectively accumulate and present consolidated financial results. We identified that our risk assessment process, which was intended to identify new transactions and changes to existing processes and design appropriate control activities over financial reporting, may not be sufficient to prevent or detect material misstatement on a timely basis. Consequently, a material weakness in internal control over financial reporting resulted as described below.

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

Changes in Internal Control over Financial Reporting

The Company is taking actions to remediate the material weakness related to its internal control over ineffective risk assessment of the risks of material misstatement in financial reporting, as described above. Other than the material weakness referenced above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended April 4, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are party to various legal proceedings arising in the ordinary course of our business. Based on the information currently available, the Company is not currently a party to any legal proceeding that management believes would have a material adverse effect on the consolidated financial position or results of operations.

Item 1A. Risk Factors

Our risk factors are included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2017 and have not materially changed.

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

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2018.

JAMBA, INC.

By:	/s/ David A. Pace
David A. Pace
Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Marie L. Perry
Marie L. Perry
Chief Financial Officer, Chief Administrative Officer, Executive Vice President and Secretary
(Principal Financial Officer and Chief Accounting Officer)