Form 10-Q
period 2017-07-04
JAMBA, INC.
filed 2018-03-15
CIK 1316898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2017

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

QUARTERLY PERIOD ENDED JULY 4, 2017

Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

JAMBA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	July 4,	January 3,
	2017	2017
ASSETS
Current Assets:
Cash and cash equivalents	$11,246	$7,133
Receivables, net of allowances of $789 and $1,808	9,993	11,778
Inventories	469	534
Prepaid rent	778	1,053
Assets held for sale	18	206
Prepaid expenses and other current assets	3,234	3,000
Total current assets	25,738	23,704
Property, fixtures and equipment, net of accumulated depreciation of $31,772 and $38,645	11,026	12,512
Goodwill	1,181	1,183
Trademarks and other intangible assets, net of accumulated amortization of $813 and $2,606	1,270	1,327
Notes receivable and other long-term assets	914	2,894
Total assets	$40,129	$41,620
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$11,092	$10,407
Accrued compensation and benefits	1,991	4,255
Accrued gift card liability	23,526	24,131
Other current liabilities	9,152	7,664
Total current liabilities	45,761	46,457
Deferred rent and other long-term liabilities	8,383	8,940
Total liabilities	54,144	55,397
Commitments and contingencies (Note 8)
Shareholders’ (deficit) equity:
Common stock, $0.001 par value—30,000,000 shares authorized; 18,427,023 and 15,568,206 shares issued and outstanding, respectively, at July 4, 2017, and 18,268,885 and 15,410,068 shares issued and outstanding, respectively, at January 3, 2017	18	18
Additional paid-in capital	408,762	407,273
Treasury shares, at cost, 2,858,817	(40,009)	(40,009)
Accumulated deficit	(382,786)	(381,059)
Total shareholders’ (deficit) equity	(14,015)	(13,777)
Total liabilities and shareholders' (deficit) equity	$40,129	$41,620

See Notes to Condensed Consolidated Financial Statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per value data)

(Unaudited)

	13-Week Period Ended		26-Week Period Ended
	July 4, 2017	June 28, 2016	July 4, 2017	June 28, 2016
Revenue:
Company stores	$13,262	$13,874	$24,369	$25,827
Franchise and other revenue	7,252	7,666	13,758	14,467
Total revenue	20,514	21,540	38,127	40,294

Costs and operating expenses:
Cost of sales	2,928	3,321	5,590	6,283
Labor	4,281	4,668	8,569	8,826
Occupancy	1,711	1,900	3,474	3,936
Store operating	2,531	2,272	4,329	4,293
Depreciation and amortization	899	1,674	1,780	3,176
General and administrative	6,757	9,423	15,358	17,033
Loss (gain) on disposal of assets	392	188	554	297
Store pre-opening	105	326	343	650
Impairment of long-lived assets	-	127	-	127
Store lease termination and closure	57	(56)	238	64
Other operating, net	(867)	245	(791)	857
Total costs and operating expenses	18,794	24,088	39,444	45,542
Income (loss) from operations	1,720	(2,548)	(1,317)	(5,248)

Other income (expenses):
Interest income	41	74	95	145
Interest expense	(83)	(59)	(166)	(118)
Total other income (expenses), net	(42)	15	(71)	27

Income (loss) before income taxes	1,678	(2,533)	(1,388)	(5,221)
Income tax (expense) benefit	47	54	(39)	(78)
Net income (loss)	$1,725	$(2,479)	$(1,427)	$(5,299)

Share Data:
Weighted-average shares used in the computation of income (loss) per share:
Basic	15,472,137	15,168,348	15,441,916	15,126,192
Diluted	15,867,544	15,168,348	15,441,916	15,126,192
Income (loss) per share:
Basic	$0.11	$(0.16)	$(0.09)	$(0.35)
Diluted	$0.11	$(0.16)	$(0.09)	$(0.35)

See Notes to Condensed Consolidated Financial Statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	26-Week Period Ended
	July 4, 2017	June 28, 2016
Cash (used in) provided by operating activities:
Net income (loss)	$(1,427)	$(5,299)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation and amortization	1,780	3,176
Lease termination, store closure costs, impairment and gain on disposals	470	410
Gift card breakage income	(1,948)	(1,645)
Stock-based compensation	645	1,698
Bad debt and inventory reserves	(210)	-
Deferred rent	80	(820)
Equity loss from joint ventures	48	26
Changes in operating assets and liabilities:
Receivables	1,557	4,673
Inventories	426	114
Prepaid expenses and other current assets	(19)	2,315
Other long-term assets	1,933	1,026
Accounts payable and accrued expenses	940	(4,296)
Accrued compensation and benefits	(2,264)	568
Accrued gift card liability	1,343	(2,431)
Other current liabilities	1,488	(909)
Other long-term liabilities	(885)	(976)
Cash (used in) provided by operating activities	3,957	(2,370)

Cash (used in) provided by investing activities:
Capital expenditures	(775)	(2,018)
Proceeds from sale of assets	390	-
Cash (used in) provided by investing activities	(385)	(2,018)

Cash (used in) provided by financing activities:
Payment on capital lease obligations	(3)	(2)
Proceeds pursuant to stock plan	544	433
Cash (used in) provided by financing activities	541	431

Net increase (decrease) in cash and cash equivalents	4,113	(3,957)
Cash and cash equivalents at beginning of period	7,133	19,730
Cash and cash equivalents at end of period	$11,246	$15,773

Supplemental cash flow information:
Cash paid for interest	$7	$12
Income taxes paid	$1	$10

Noncash investing and financing activities:
Property, fixtures and equipment in accounts payable	$105	$555

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

As of July 4, 2017, there were 870 Jamba Juice stores globally, consisting of 53 Company-owned and operated stores (“Company Stores”), 745 franchisee-owned and operated stores (“Franchise Stores”) in the United States and 72 Franchise Stores in international locations (“International Stores”).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited Condensed Consolidated Financial Statements of Jamba, Inc. have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q. The January 3, 2017 Condensed Consolidated Balance Sheet was derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of the 13-week or 26-week periods ended July 4, 2017 are not necessarily indicative of the results of operations to be expected for the entire fiscal year.

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

Anti-dilutive common stock equivalents totaling 1.6 million and 2.0 million were excluded from the calculation of diluted weighted-average shares outstanding for the 13-week and 26-week periods ended July 4, 2017, respectively. Anti-dilutive common stock equivalents totaling 2.0 million and 1.9 million were excluded from the calculation of diluted weighted-average shares outstanding for the 13-week and 26-week periods ended June 28, 2016, respectively. Basic and diluted income (loss) per share do not differ when there is a net loss position as potentially dilutive securities are anti-dilutive.

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

If the Company decides not to sell previously classified assets held for sale, the asset is reclassified back to their original asset group. The assets are recorded at the lower of the carrying value before being classified as held for sale adjusted for depreciation that would have been recognized during the time they were classified as held for sale or fair value at the date the Company decided not to sell. In November 2016, the Company announced plans to refranchise 13 Company-owned stores in the Chicago area which was subsequently completed in the second quarter of 2017.

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

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard, which was adopted in the first quarter of 2017, resulted in the recognition of previously unrecognized federal and state net operating loss carryforwards worth approximately $0.8 million, net of tax.  Management has determined that it is not more likely than not that the benefit of these deferred tax assets will be realized and has established a full valuation allowance for this amount, resulting in a net zero impact to the financial statements. Additionally, the Company elected to account for forfeitures as they occur, and a cumulative-effect adjustment was made in the amount of $0.3 million and recorded in retained earnings as of July 4, 2017 on the Condensed Consolidated Balance Sheets.

Upcoming Accounting Pronouncements

The Company is currently assessing the potential impact of the following pronouncements on its Condensed Consolidated Financial Statements and related disclosures:

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the effective date, to fiscal years beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of the fiscal year beginning after December 15, 2016 (including interim reporting periods within those periods). The amendment guidance may be applied retrospectively to each prior period presented with the option to apply practical expedients or retrospectively with the cumulative effect recognized as of the date of initial application. Management believes adoption of the new revenue recognition standard will primarily impact the Company’s accounting for other fees charged to franchisees as well as transactions involving its advertising fund and gift card sales. Currently the Company anticipates to adopt the new revenue standard using the modified retrospective transition approach. Management is in the process of determining the financial statement impact and currently unable to estimate the impact on the Company’s Consolidated Financial Statements or related disclosures.

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

In connection with the relocation of the Company’s headquarters from Emeryville, California to Frisco, Texas, the Company incurred severance and retention obligations. At July 4, 2017, $1.1 million of severance and $0.2 million of retention expenses are classified in accrued compensation and benefits and accounts payable, respectively, in the Condensed Consolidated Balance Sheets. At January 3, 2017, $1.6 million of severance and $0.8 million of retention expenses are classified in accrued compensation and benefits and accounts payable and accrued expenses, respectively, in the Condensed Consolidated Balance Sheets. The Company made severance and retention payments of $0.7 million and $2.2 million during the 13-week and 26-week periods ended July 4, 2017, respectively. The Company incurred additional expense related to these actions of $0.1 million and $1.1 million during the 13-week and 26-week periods ended July 4, 2017, respectively. The remaining severance and retention payments will be completed by the end of the second quarter in fiscal 2018.

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

As a result of the quarterly impairment reviews, the Company had no impairment during the 13-week and 26-week periods ended July 4, 2017, and recognized impairment total losses of $0.1 million during the 13-week and 26-week periods ended June 28, 2016, included in impairment of long-lived assets in Condensed Consolidated Statements of Operations. The losses in fiscal year 2016 related to the impairment of fixed assets of an individual store.

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

To acquire the New Credit Agreement, the Company incurred upfront fees, which are being amortized over the term of the New Credit Agreement. As of July 4, 2017, the unamortized commitment fee amount was not material and is recorded in prepaid expenses in the Condensed Consolidated Balance Sheets. During the 13-week and 26-week periods ended July 4, 2017, there were no borrowings under the New Credit Agreement. As of July 4, 2017, the Company was in compliance with the financial covenants to the New Credit Agreement.

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

Share-based compensation expense, which is included in general and administrative expenses, was $0.5 million and $0.6 million for the 13-week and 26-week periods ended July 4, 2017, respectively, and $0.9 million and $1.7 million for the 13-week and 26-week periods ended June 28, 2016. At July 4, 2017, unvested share-based compensation expense for options and restricted stock awards totaled $2.1 million and will be recognized over the remaining weighted average service period of approximately one year. There was no income tax benefit related to share-based compensation expense during the 13-week and 26-weeks periods ended July 4, 2017, and June 28, 2016.

Stock Options — A summary of options activity under the Plan as of July 4, 2017 and changes during the 26-week period then ended are presented below (shares in thousands):

			Weighted-Average
	Number of	Weighted-Average	Contractual Term	Aggregate
Options	Shares	Exercise Price	Remaining (years)	Intrinsic Value
Balance at January 3, 2017	1,200	$12.40	5.05	$1,213
Granted	15	9.25
Exercised	(158)	3.44
Canceled	(333)	15.20
Balance at July 4, 2017	724	$13.00	6.08	$12
Vested and expected to vest—July 4, 2017	724	$13.00	6.08	$12
Exercisable—July 4, 2017	382	$12.90	4.06	$12

During the 26-week period ended July 4, 2017, options exercisable for 15,000 shares of the Company’s common stock were granted as an inducement award to a new employee at a weighted average grant date fair value of $3.54. There were no options granted during the 13-week period ended July 4, 2017.

During the 13-week and 26-week periods ended June 28, 2016, options of 131,500 and 281,500 were granted under the 2013 Equity Incentive Plan at a weighted average grant date fair value of $4.29 and $4.34, respectively. Included in the totals during the 13-week and 26-week periods ended June 28, 2016, options exercisable for 75,000 shares of the Company’s stock were granted as an inducement award to a new employee at a weighted average grant date fair value of $4.26.

The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

26-Week Period Ended
July 4, 2017
Risk-free interest rate	2.0%
Expected term (in years)	5.39
Expected volatility	38.8%
Expected dividend yield	0%

Time-Based Restricted Stock Units  — Information regarding activities during the 26-week period ended July 4, 2017 for outstanding RSUs granted under the 2013 Equity Incentive Plan is as follows (shares in thousands):

		Weighted-Average
	Number of	Grant Date
RSUs	Shares of RSUs	Fair Value
Non-vested at January 3, 2017	68	$13.11
Granted	-	-
Vested	-	-
Forfeited	(7)	14.02
Non-vested at July 4, 2017	61	$13.01

During the 13-week and 26-week periods ended July 4, 2017, no RSUs were granted under the 2013 Equity Incentive Plan. During the 13-week and 26-week periods ended June 28, 2016, RSUs of 32,520 were granted under the 2013 Equity Incentive Plan at a weighted average grant date fair value of $11.36.  RSUs totaling 6,000 were granted as an inducement award to new employees during the 13-week and 26-week periods ended June 28, 2016, at a weighted average grant date fair value of $11.36.

Restricted Stock Awards — RSAs are granted to members of the Company’s Board of Directors as part of their compensation. Awards are fully vested and expensed when granted. The fair value of restricted stock awards is the market close price of the Company’s common stock on the date of the grant. During the 13-week and 26-week periods ended July 4, 2017, no restricted stock awards were issued. There were 3,514 restricted stock awards issued during the 13-week and 26-week periods ended June 28, 2016, at a weighted average grant date fair value of $12.80.

Performance-Based Restricted Stock Units — No performance stock units were granted or vested during the 26-week periods ended July 4, 2017 and June 28, 2016. Information regarding activities during fiscal 2017 for outstanding performance-based RSUs is as follows (shares in thousands):

		Weighted-Average
	Number of	Grant Date
PSUs	Shares of PSUs	Fair Value
Non-vested at January 3, 2017	17	$12.27
Granted	-	-
Vested	-	-
Forfeited	(6)	14.04
Non-vested at July 4, 2017	11	$11.30

Market-Based Restricted Stock Units — Information regarding activities during fiscal 2017 for outstanding market-based RSUs is as follows (shares in thousands):

		Weighted-Average
	Number of	Grant Date
MBRSUs	Shares of MBRSUs	Fair Value
Non-vested at January 3, 2017	505	$3.04
Granted	70	1.06
Vested	-	-
Forfeited	-	-
Non-vested at July 4, 2017	575	$2.80

There were no market-based RSUs granted during the 13-week period ended July 4, 2017, and there were 70,000 market-based RSUs granted under the 2013 Equity Incentive Plan during the 26-week period ended July 4, 2017, at a weighted average grant date fair value of $1.06. During the 13-week and 26-week periods ended June 28, 2016, 435,000 market-based RSUs were granted at a weighted average grant fair value of $3.08, respectively.

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

7.	OTHER OPERATING, NET

For the 13-week and 26-week periods ended July 4, 2017 and June 28, 2016, the components of other operating, net were as follows (in thousands):

	13-Week Period Ended		26-Week Period Ended
	July 4, 2017	June 28, 2016	July 4, 2017	June 28, 2016
Gift card breakage income	$(1,218)	$(940)	$(1,948)	$(1,645)
Gift card expense	189	255	452	416
Consumer packaged goods and JambaGO® direct expense	48	454	47	1,085
Franchise gift card discount expense	157	120	227	313
Franchise sublease income	(162)	(36)	(340)	(297)
Franchise bad debt	83	-	228	-
Franchise other expense	432	370	961	784
International expense	32	158	83	324
Other expense (income)	(428)	(136)	(501)	(123)

Total other operating, net	$(867)	$245	$(791)	$857

8.	COMMITMENTS AND CONTINGENCIES

The Company records a liability for litigation claims and contingencies when payment is probable and the amount of loss can be reasonably estimated.

During the 26-week period ended July 4, 2017, the Company increased a liability for an ongoing litigation matter by $1.0 million. No additional liabilities were incurred in the 13-week period ended July 4, 2017. The estimated losses are included in general and administrative expenses in the Company’s financial statements. In fiscal year 2016, the Company recognized $2.0 million for estimated losses associated with ongoing and settled litigation matters based on the available information at the time. The amounts recognized relate to aggregate amounts estimated for resolution of the Company’s ordinary course employment based litigation cases estimated at $1.0 million and a commercial vendor dispute settled for $1.0 million. As of July 4, 2017 and January 3, 2017, the liabilities associated with these matters are recorded in accrued expenses in the Condensed Consolidated Balance Sheets and were $2.0 million and $1.4 million, respectively.

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

For the 13-week and 26-week periods ended July 4, 2017 and June 28, 2016, the Company received $0.1 million and $0.2 million, respectively, from Sodexo related to licensing fees for Jamba units operated by Sodexo. For the 13-week and 26-week periods ended June 28, 2016, respectively, the Company received $0.1 million, from Country Pure Foods related to vendor supply chain management fees. One Jamba Juice Director is on the Board of Directors of Country Pure Foods and another Jamba Juice Director is an executive with Sodexo.

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

2017 Second Quarter Financial Summary

•	Franchisees opened 10 new Jamba Juice stores globally; which included 4 traditional stores, 2 drive thru stores in the U.S. and 4 new International Stores.
•	At July 4, 2017, there were 870 stores globally; which included 53 Domestic Company Stores, 745 Domestic Franchise Stores and 72 International Franchise Stores.
•

System-wide comparable sales (includes both Company and Franchise Stores) declined 0.8% for the quarter. Company Store comparable sales increased 0.9% for the quarter and Franchise Store comparable sales decreased 1.0% for the quarter compared to the prior year. System-wide and Franchise Store comparable store sales are non-GAAP financial measures and represent the change in year-over-year sales, opened for at least one full fiscal year.

•

Total revenue for the quarter decreased $1.0 million to $20.5 million from $21.5 million for the prior quarter, primarily due to the exit of JambaGo, decrease in revenues from licensed products and store closures.

•	Net income for the quarter was $1.7 million compared to a loss of $2.5 million for the prior quarter.

RESULTS OF OPERATIONS — (UNAUDITED)

The discussion that follows should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto. The following table sets forth selected operating data as a percentage of total revenue (unless otherwise noted), of certain items included in our Condensed Consolidated Statements of Operations, for the periods indicated.

	13-Week Period Ended (1)		26-Week Period Ended (1)
	July 4, 2017	June 28, 2016	July 4, 2017	June 28, 2016
Revenue:
Company stores	64.6%	64.4%	63.9%	64.1%
Franchise and other revenue	35.4%	35.6%	36.1%	35.9%
Total revenue	100.0%	100.0%	100.0%	100.0%

Costs and operating expenses:
Cost of sales	22.1%	23.9%	22.9%	24.3%
Labor	32.3%	33.6%	35.2%	34.2%
Occupancy	12.9%	13.7%	14.3%	15.2%
Store operating	19.1%	16.4%	17.8%	16.6%
Depreciation and amortization	4.4%	7.8%	4.7%	7.9%
General and administrative	32.9%	43.7%	40.3%	42.3%
Loss (gain) on disposal of assets	1.9%	0.9%	1.5%	0.7%
Store pre-opening	0.5%	1.5%	0.9%	1.6%
Impairment of long-lived assets	0.0%	0.6%	0.0%	0.3%
Store lease termination and closure	0.3%	(0.3)%	0.6%	0.2%
Other operating, net	(4.2)%	1.1%	(2.1)%	2.1%

Total costs and operating expenses:	91.6%	111.8%	103.5%	113.0%
Income (loss) from operations	8.4%	(11.8)%	(3.5)%	(13.0)%
Other income (expense):
Interest income	0.2%	0.3%	0.2%	0.4%
Interest expense	(0.4)%	(0.2)%	(0.4)%	(0.3)%
Total other income (expense), net	(0.2)%	0.1%	(0.2)%	0.1%
Income (loss) before income taxes	8.2%	(11.8)%	(3.6)%	(13.0)%
Income tax (expense) benefit	0.2%	0.3%	(0.1)%	(0.2)%
Net income (loss)	8.4%	(11.5)%	(3.7)%	(13.2)%

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

Key Financial Metrics

The following table sets forth operating data that do not otherwise appear in our Condensed Consolidated Financial Statements for the periods indicated:

	13-Weeks Ended		26-Weeks Ended
	2017	2016	2017	2016
	July 4, 2017 vs	June 28, 2016 vs	July 4, 2017 vs	June 28, 2016 vs
Increase/(decrease)	June 28, 2016	June 30, 2015	June 28, 2016	June 30, 2015
Percentage change in comparable store sales
Company stores(1)	0.9%	5.7%	(1.6)%	3.0%
Franchise stores	(1.0)%	4.0%	(1.5)%	1.1%
System-wide(2)	(0.8)%	4.2%	(1.5)%	1.3%
Percentage change in comparable company store sales
Traffic	(3.0)%	1.4%	(5.0)%	(1.6)%
Average check	3.9%	4.3%	3.3%	4.6%
Total comparable company store sales	0.9%	5.7%	(1.6)%	3.0%

Certain percentage amounts do not sum to total due to rounding.

(1)

Percentage change in comparable sales compares sales during the current fiscal year to sales from the same stores for the prior fiscal year. A store is included in this calculation after its first full fiscal year of operations. Company Store comparable sales excludes sales from Franchise and International Stores. Franchise Store comparable sales excludes sales from Company and International Stores. Closed locations are included for the periods in which they have comparable sales.

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

The following table sets forth certain data relating to Company Stores, Franchise Stores and International Stores for the periods indicated:

	26-Week Period Ended		26-Week Period Ended
	July 4, 2017		June 28, 2016
	Domestic	International	Domestic (1)	International
Company Stores:
Beginning of period	66	-	70	-
Company Stores opened	-	-	1	-
Company Stores closed	-	-	(3)	-
Company Stores sold to franchisees	(13)	-	-	-
Total Company Stores	53	-	68	-

Franchise and International Stores:
Beginning of period	726	70	706	75
Franchise Stores opened	19	6	18	5
Franchise Stores closed	(13)	(4)	(16)	(14)
Franchise Stores purchased from the Company	13	-	-	-
Total Franchise and International Stores	745	72	708	66

(1)	As communicated on March 20, 2017, the Company now excludes Express format stores counts. Store counts exclude Express in both 2016 and 2017 for comparability.

Revenue

Total revenue is comprised of revenue from Company Stores, royalties and fees from Franchise Stores in the U.S. and from International Stores, income from JambaGO® locations and license income from sales of Jamba-branded Consumer Packaged Goods (“CPG”) products.

The following table summarizes revenue for the periods indicated (dollars in thousands):

	13- Week Period Ended			26- Week Period Ended
	July 4, 2017	June 28, 2016	% Change	July 4, 2017	June 28, 2016	% Change
Revenue:
Company stores	$13,262	$13,874	(4.4)%	$24,369	$25,827	(5.6)%
Franchise and other revenue	7,252	7,666	(5.4)%	13,758	14,467	(4.9)%
Total revenue	$20,514	$21,540	(4.8)%	$38,127	$40,294	(5.4)%

Total revenue for the 13-week and 26-week periods ended July 4, 2017 decreased by $1.0 million and $2.2 million, respectively, compared to the 13-week and 26-week periods ended June 28, 2016. The decreases were primarily due to the exit of JambaGO®, a reduction in revenue from licensed products and store closures. For the quarter ended July 4, 2017, we owned 53 Company Stores compared to 68 in the prior year. In addition, the number of Franchise and International Stores increased by 43 as of July 4, 2017 compared to June 28, 2016.

Company Store revenue

Company Store revenue for the 13-week and 26-week periods ended July 4, 2017 decreased $0.6 million or 4.4% and $1.5 million or 5.6%, respectively, compared to the 13-week and 26-week periods ended June 28, 2016. The decrease in Company Store revenue for the 13-week and 26-week periods ended July 4, 2017 were primarily due to a reduction in the number of Company Stores as a result of refranchising activities. The following table summarizes the change in revenue for the periods indicated:

	13-Week Period Ended July 4, 2017	26-Week Period Ended July 4, 2017
	(in thousands)	(in thousands)
Second Quarter 2017 vs. Second Quarter 2016
Company Stores comparable sales increase/(decrease)	$77	$(456)
Reduction in number of Company Stores, net	(689)	(1,002)
Total change in Company Store revenue	$(612)	$(1,458)

Company Store comparable sales increased 0.9% for the 13-week period ended July 4, 2017, attributable to an increase of 3.9% in the average check amount, partially offset by a decrease in transaction count of 3.0% as compared to the same period in the prior year. Company Store comparable sales decreased 1.7% for the 26-week period ended July 4, 2017, attributable to an increase of 3.3% in the average check amount, partially offset by a decrease in transaction count of 5.0% as compared to the same period in the prior year. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least a full fiscal year.

Franchise and other revenue

Franchise and other revenue for the 13-week and 26-week periods ended July 4, 2017 decreased by $0.4 million or 5.4% and $0.7 million or 4.9%, respectively, compared to the 13-week and 26-week periods ended June 28, 2016. The decreases were primarily due to the exit of JambaGO® and decreases in revenue from licensed products; partially offset by increases in royalties generated from the net increase in the number of Franchise and International Stores offset by the Franchise Store comparable store sale decreases. The number of Franchise Stores and International Stores as of July 4, 2017 and June 28, 2016 was 817 and 774, respectively.

Cost of Sales

Cost of sales is primarily comprised of produce, dairy, and other products used to make smoothies, bowls and juices and paper products.

The following table summarizes cost of sales expenses for the periods indicated (dollars in thousands):

	13-Week Period Ended			26-Week Period Ended
	July 4, 2017	June 28, 2016	% Change	July 4, 2017	June 28, 2016	% Change
Cost of sales	$2,928	$3,321	(11.8)%	$5,590	$6,283	(11.0)%
Percentage of company stores revenue	22.1%	23.9%		22.9%	24.3%

Cost of sales for the 13-week period ended July 4, 2017 as a percentage of Company Store revenue, decreased by 1.8% compared to June 28, 2016, primarily due to favorable commodity costs led by strawberries and mangos, and menu price increases, partially offset by unfavorable product mix shifts. Cost of sales for the 26-week period ended July 4, 2017 as a percentage of Company Store revenue, decreased by 1.4% compared to June 28, 2016, primarily due to favorable commodity costs led by strawberries and mangos, and menu price increases, partially offset by various merchandise sales with higher cost structure.

Labor

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits.

The following table summarizes labor expenses for the periods indicated (dollars in thousands):

	13-Week Period Ended			26-Week Period Ended
	July 4, 2017	June 28, 2016	% Change	July 4, 2017	June 28, 2016	% Change
Labor	$4,281	$4,668	(8.3)%	$8,569	$8,826	(2.9)%
Percentage of company stores revenue	32.3%	33.6%		35.2%	34.2%

The 1.3% decrease in labor as a percentage of Company Store revenue for the 13-week period ended July 4, 2017 was primarily attributable to store bonuses, lower vacation expense, labor hours efficiency, and to changes in the composition of the store base, partially offset by increased wage rates driven by minimum wage increases and higher worker’s compensation expense.

The 1.0% increase in labor as a percentage of Company Store revenue for the 26-week period ended July 4, 2017 was primarily attributable to increased wage rates, healthcare and worker’s compensation expense, partially offset by labor hours efficiency and to changes in the composition of the store base.

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes, licenses and property insurance for all Company Store locations.

The following table summarizes occupancy expenses for the periods indicated (dollars in thousands):

	13-Week Period Ended			26-Week Period Ended
	July 4, 2017	June 28, 2016	% Change	July 4, 2017	June 28, 2016	% Change
Occupancy	$1,711	$1,900	(9.9)%	$3,474	$3,936	(11.7)%
Percentage of company stores revenue	12.9%	13.7%		14.3%	15.2%

The decrease of 0.8% in occupancy costs as a percentage of Company Store revenue for the 13-week period ended July 4, 2017 was primarily due to changes in the composition of the store base and partially offset by increased common area maintenance charges. The decrease of 0.9% in occupancy costs as a percentage of Company Store revenue for the 26-week period ended July 4, 2017 was primarily due to changes in the composition of the store base.

Store Operating expenses

Store operating expenses consist of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses.

The following table summarizes store operating expenses for the periods indicated (dollars in thousands):

	13-Week Period Ended			26-Week Period Ended
	July 4, 2017	June 28, 2016	% Change	July 4, 2017	June 28, 2016	% Change
Store operating	$2,531	$2,272	11.4%	$4,329	$4,293	0.8%
Percentage of company stores revenue	19.1%	16.4%		17.8%	16.6%

The 2.7% increase in total store operating expenses as a percentage of Company Store revenue for the 13-week period ended July 4, 2017 was primarily due to changes in the composition of the store base, higher hardware and software expenses, higher contract services, and higher repairs. These increases were partially offset by lower gift card printing and utility expenses.

The increase of 1.2% in total store operating expenses as a percentage of Company Store revenue for the 26-week period ended July 4, 2017 was primarily due to changes in the composition of the store base, higher repairs, hardware and software expenses, and contract services. These expenses were partially offset by lower store level advertising and utility expenses.

Depreciation and Amortization

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets.

The following table summarizes depreciation and amortization expenses for the periods indicated (dollars in thousands):

	13-Week Period Ended			26-Week Period Ended
	July 4, 2017	June 28, 2016	% Change	July 4, 2017	June 28, 2016	% Change
Depreciation and amortization	$899	$1,674	(46.3)%	$1,780	$3,176	(44.0)%
Percentage of total revenue	4.4%	7.8%		4.7%	7.9%

The decreases in depreciation and amortization for the 13-week and 26-week periods ended July 4, 2017 were primarily due to the disposition of assets from the previous Emeryville headquarters and store refranchising activity.

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

The following table summarizes G&A expenses for the periods indicated (dollars in thousands):

	13-Week Period Ended			26-Week Period Ended
	July 4, 2017	June 28, 2016	% Change	July 4, 2017	June 28, 2016	% Change
General and administrative	$6,757	$9,423	(28.3)%	$15,358	$17,033	(9.8)%
Percentage of total revenue	32.9%	43.7%		40.3%	42.3%

Total G&A expenses for 13-week period ended July 4, 2017, decreased by $2.7 million compared to June 28, 2016. The decrease in total G&A expenses was primarily due to efficiencies gained from corporate structure changes resulting from our shift to an asset light model, and lower occupancy costs for the Frisco headquarters as compared to the prior Emeryville location. This is partially offset by higher audit related expenses and expenses related to the company relocation to Frisco, Texas.

Total G&A expenses for 26-week period ended July 4, 2017, decreased by $1.7 million compared to June 28, 2016. The decrease in total G&A expenses was primarily due to efficiencies gained from corporate structure changes resulting from our shift to an asset light model. This is partially offset by expenses related to the company relocation, higher audit related expenses and liability for ongoing legal action.

Loss (gain) on Disposal of Assets

Loss (gain) on disposal of assets includes losses or gains from the sales of related furniture, fixtures and equipment and refranchising of Company Stores.

The following table summarizes loss (gain) on disposal of assets expenses for the periods indicated (dollars in thousands):

	13-Week Period Ended			26-Week Period Ended
	July 4, 2017	June 28, 2016	% Change	July 4, 2017	June 28, 2016	% Change
Loss on disposal of assets	$392	$188	108.5%	$554	$297	86.5%
Percentage of total revenue	1.9%	0.9%		1.5%	0.7%

For the 13-week and 26-week periods ended July 4, 2017, the loss on disposal of assets increased by $0.2 million and $0.3 million, respectively, compared to June 28, 2016, primarily due to refranchising activities during the second quarter of fiscal 2017.

Store Pre-Opening

Store pre-opening consists of costs incurred in connection with start-up and promotion of new store openings as well as rent from possession date to store opening date are expensed as incurred.

The following table summarizes store pre-opening expenses for the periods indicated (dollars in thousands):

	13-Week Period Ended			26-Week Period Ended
	July 4, 2017	June 28, 2016	% Change	July 4, 2017	June 28, 2016	% Change
Store pre-opening	$105	$326	(67.8)%	$343	$650	(47.2)%
Percentage of total revenue	0.5%	1.5%		0.9%	1.6%

Total store pre-opening for the 13-week and 26-week periods ended July 4, 2017, decreased by $0.2 million and $0.3 million, respectively, compared to June 28, 2016. The decreases were primarily due to due to pre-opening rent related to a Company store opened in fiscal 2016.

Other Operating, Net

Other operating, net consists of income from breakage from our gift cards (known as jambacard®), gift card-related fees, expenses related to our franchisees, sublease income, international expenses, gain/loss on investments, bad debt expense and CPG and JambaGO® activities.

The following table summarizes other operating, net expenses for the periods indicated (dollars in thousands):

	13-Week Period Ended			26-Week Period Ended
	July 4, 2017	June 28, 2016	% Change	July 4, 2017	June 28, 2016	% Change
Other operating, net	$(867)	$245	(453.9)%	$(791)	$857	(192.3)%
Percentage of total revenue	(4.2%)	1.1%		(2.1%)	2.1%

For the 13-week and 39-week periods ended July 4, 2017, other operating, net decreased $1.1 million and $1.6 compared to June 28, 2016. The decreases were primarily due to decreases in CPG and JambaGO® direct expenses due to the exit of JambaGO® and an increase in gift card breakage income.

Income Tax Expense

We have recorded income tax benefit for both the 13-week periods ended July 4, 2017 and June 28, 2016, respectively. Our effective income tax rates were (2.8%) and 2.5% for the 13-week periods ended July 4, 2017 and June 28, 2016, respectively. For the 13-week periods ended July 4, 2017 and June 28, 2016, the effective tax rates were primarily affected by pretax loss, foreign withholding and the U.S. alternative minimum taxes.

We have recorded income tax expense for both the 26-week periods ended July 4, 2017 and June 28, 2016, respectively. Our effective income tax rates were (2.8%) and (1.5%) for the 26-week periods ended July 4, 2017 and June 28, 2016, respectively. For the 26-week periods ended July 4, 2017 and June 28, 2016 the effective tax rates were primarily affected by pretax loss, foreign withholding and state alternative minimum taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Summary

The following table summarizes our cash flows for the 26-week periods ended July 4, 2017 and June 28, 2016 (in thousands):

	26-Week Period Ended
	July 4, 2017	June 28, 2016
Cash (used in) provided by operating activities	$3,957	$(2,370)
Cash (used in) provided by investing activities	(385)	(2,018)
Cash (used in) provided by financing activities	541	431
Net increase (decrease) in cash and cash equivalents	$4,113	$(3,957)

Liquidity

As of July 4, 2017, we had cash and cash equivalents of $11.2 million compared to $7.1 million as of January 3, 2017. As of July 4, 2017 and January 3, 2017, we had no short term or long term debt. During the 26-week period ended July 4, 2017, our primary sources of liquidity are cash flows provided by operating activities.

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

To acquire the New Credit Agreement, the Company incurred upfront fees, which are being amortized over the term of the Credit Agreement. As of July 4, 2017, the unamortized commitment fee for the New Credit Agreement was not material and is recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

As of July 4, 2017, the Company was in compliance with the financial covenants to the New Credit Agreement. Since the inception of the Wells Fargo line of credit and the New Credit Agreement, we did not borrow on the facilities and utilized them primarily for collateral against letters of credit, which reduce the amount available to draw.  As of July 4, 2017, there were $0.3 million letters of credit outstanding.  In the future, we may enter equipment leasing arrangements and incur additional indebtedness as necessary and as permitted under our New Credit Agreement. We cannot assure, however, that such financing will be available on favorable terms or at all. The adequacy of our available funds will depend on many factors, including the macroeconomic environment, the operating performance of our Company Stores, the successful expansion of our franchise and licensing programs and the successful rollout and consumer acceptance of our new beverage and food initiatives. Given these factors, our foremost priorities for the near term continue to be preserving and generating cash sufficient to fund our liquidity needs.

Operating Activities

Net cash provided by operating activities was $4.0 million for the 26-week period ended July 4, 2017, compared to cash used of $2.4 million for the 26-week period ended June 28, 2016, reflecting a net increase in cash flows provided in operating activities of $6.4 million. This increase in cash provided by operating activities was primarily due to a lower net loss (approximately $3.9 million) and a net increase in cash provided by operating assets and liabilities (approximately $4.4 million) offset by a decrease in net loss after adjustments for noncash items (approximately $2.0 million). Net loss after adjustments for noncash items decreased primarily due to a decrease in cash outflows related to the relocation of the Company’s headquarters in fiscal 2016, partially offset by a decline in Company Store revenue, which was primarily due to a decrease in Company Stores for the quarter compared to the prior year and a decrease in same store sales. The Company expects that operating cash flow will be generated through a combination of company store profitability and franchise royalty fees, and a reduced cost structure.

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

Investing Activities

Net cash used in investing activities was $0.4 million for the 26-week period ended July 4, 2017, compared to $2.0 million for the 26-week period ended June 28, 2016. The $1.6 million change in net cash used in investing activities during the 26-week period ended July 4, 2017 was primarily due to a decrease of capital expenditures.

Financing Activities

Net cash provided by financing activities was $0.5 million for the 26-week period ended July 4, 2017, compared to $0.4 million for the 26-week period ended June 28, 2016 and relates to proceeds received from stock plan activity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We do not enter into market risk sensitive instruments for trading purposes. We are exposed to financial market risks due primarily to changes in interest rates in our interest bearing accounts. We do not believe a change in interest rate will materially affect our financial position or results of operations. As of July 4, 2017 one percent change of the interest rate would result in an annual change in the results of operations of approximately $0.1 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, on the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 4, 2017, solely because of the material weakness in our internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

The Company is taking actions to remediate the material weakness related to its internal control over ineffective risk assessment of the risks of material misstatement in financial reporting, as described above. Other than the material weakness referenced above, there have been no changes in our internal control over financial reporting (as defined in Rules  13a-15(f)  and 15d-15(f)  under the Securities Exchange Act of 1934) during the fiscal quarter ended July 4, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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