Form 10-Q
period 2017-10-03
JAMBA, INC.
filed 2018-03-15
CIK 1316898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2017

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

QUARTERLY PERIOD ENDED OCTOBER 3, 2017

Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

JAMBA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	October 3,	January 3,
	2017	2017
ASSETS
Current Assets:
Cash and cash equivalents	$11,871	$7,133
Receivables, net of allowances of $877 and $1,808	7,270	11,778
Inventories	466	534
Prepaid rent	779	1,053
Assets held for sale	-	206
Prepaid expenses and other current assets	2,972	3,000
Total current assets	23,358	23,704
Property, fixtures and equipment, net of accumulated depreciation of $31,942 and $38,645	10,991	12,512
Goodwill	1,181	1,183
Trademarks and other intangible assets, net of accumulated amortization of $828 and $2,606	1,239	1,327
Notes receivable and other long-term assets	923	2,894
Total assets	$37,692	$41,620
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$9,630	$10,407
Accrued compensation and benefits	2,430	4,255
Accrued gift card liability	22,381	24,131
Other current liabilities	9,368	7,664
Total current liabilities	43,809	46,457
Deferred rent and other long-term liabilities	7,819	8,940
Total liabilities	51,628	55,397
Commitments and contingencies (Note 8)
Shareholders’ (deficit) equity:
Common stock, $0.001 par value—30,000,000 shares authorized; 18,447,023 and 15,588,206 shares issued and outstanding, respectively, at October 3, 2017, and 18,268,885 and 15,410,068 shares issued and outstanding, respectively, at January 3, 2017	18	18
Additional paid-in capital	409,298	407,273
Treasury shares, at cost 2,858,817	(40,009)	(40,009)
Accumulated deficit	(383,243)	(381,059)
Total shareholders’ (deficit) equity	(13,936)	(13,777)
Total liabilities and shareholders' (deficit) equity	$37,692	$41,620

See Notes to Condensed Consolidated Financial Statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per value data)

(Unaudited)

	13-Week Period Ended		39-Week Period Ended
	October 3, 2017	September 27, 2016	October 3, 2017	September 27, 2016
Revenue:
Company stores	$11,222	$14,350	$35,591	$40,177
Franchise and other revenue	6,934	7,711	20,692	22,178
Total revenue	18,156	22,061	56,283	62,355

Costs and operating expenses:
Cost of sales	2,460	3,437	8,050	9,720
Labor	3,589	4,644	12,158	13,470
Occupancy	1,504	1,879	4,978	5,815
Store operating	1,988	2,381	6,317	6,674
Depreciation and amortization	897	1,068	2,677	4,244
General and administrative	6,505	9,699	21,863	26,732
Loss (gain) on disposal of assets	117	204	671	501
Store pre-opening	150	210	493	860
Impairment of long-lived assets	-	229	-	356
Store lease termination and closure	(29)	178	209	242
Other operating, net	1,336	104	545	961
Total costs and operating expenses	18,517	24,033	57,961	69,575
Income (loss) from operations	(361)	(1,972)	(1,678)	(7,220)

Other income (expenses):
Interest income	2	50	97	195
Interest expense	(81)	(51)	(247)	(169)
Total other income (expenses), net	(79)	(1)	(150)	26

Income (loss) before income taxes	(440)	(1,973)	(1,828)	(7,194)
Income tax (expense) benefit	(17)	9	(56)	(69)
Net income (loss)	$(457)	$(1,964)	$(1,884)	$(7,263)

Share Data:
Weighted-average shares used in the computation of income (loss) per share:
Basic	15,580,074	15,292,699	15,487,969	15,181,695
Diluted	15,580,074	15,292,699	15,487,969	15,181,695
Income (loss) per share:
Basic	$(0.03)	$(0.13)	$(0.12)	$(0.48)
Diluted	$(0.03)	$(0.13)	$(0.12)	$(0.48)

See Notes to Condensed Consolidated Financial Statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	39-Week Period Ended
	October 3, 2017	September 27, 2016
Cash (used in) provided by operating activities:
Net income (loss)	$(1,884)	$(7,263)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation and amortization	2,677	4,244
Lease termination, store closure costs, impairment and gain on disposals	463	683
Gift card breakage income	(2,481)	(2,180)
Stock-based compensation	1,020	2,366
Bad debt and inventory reserves	273	(42)
Deferred rent	66	(1,334)
Equity loss from joint ventures	64	26
Changes in operating assets and liabilities:
Receivables	4,192	5,269
Inventories	35	188
Prepaid expenses and other current assets	242	1,624
Other long-term assets	1,907	987
Accounts payable and accrued expenses	(508)	(2,424)
Accrued compensation and benefits	(1,826)	(151)
Accrued gift card liability	731	(3,413)
Other current liabilities	1,703	24
Other long-term liabilities	(1,272)	(809)
Cash (used in) provided by operating activities	5,402	(2,205)

Cash (used in) provided by investing activities:
Capital expenditures	(1,774)	(3,884)
Proceeds from sale of assets	409	-
Cash (used in) provided by investing activities	(1,365)	(3,884)

Cash (used in) provided by financing activities:
Payment on capital lease obligations	(4)	(4)
Proceeds pursuant to stock plan	705	620
Cash (used in) provided by financing activities	701	616

Net increase (decrease) in cash and cash equivalents	4,738	(5,473)
Cash and cash equivalents at beginning of period	7,133	19,730
Cash and cash equivalents at end of period	$11,871	$14,257

Supplemental cash flow information:
Cash paid for interest	$25	$14
Income taxes paid	$4	$13

Noncash investing and financing activities:
Property, fixtures and equipment in accounts payable	$98	$971
Property, fixtures and equipment funded by a tenant allowance	$-	$380

See Notes to Condensed Consolidated Financial Statements.

JAMBA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	DESCRIPTION OF BUSINESS

Jamba, Inc. through its wholly-owned subsidiary, Jamba Juice Company (“the Company”), is a global healthy lifestyle brand that inspires and simplifies healthful living, through freshly blended whole fruit and vegetable smoothies, bowls, juices cold-pressed shots boosts, snacks, and meal replacements. Jamba’s blends are made with premium ingredients free of artificial flavors and preservatives so guests can feel their best and blend the most into life. The Company’s headquarters were relocated to Frisco, Texas, from Emeryville, California, in the fourth quarter of fiscal year 2016.

As of October 3, 2017, there were 866 Jamba Juice stores globally, consisting of 52 Company-owned and operated stores (“Company Stores”), 743 franchisee-owned and operated stores (“Franchise Stores”) in the United States and 71 Franchise Stores in international locations (“International Stores”).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited Condensed Consolidated Financial Statements of Jamba, Inc. have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q. The January 3, 2017 Condensed Consolidated Balance Sheet was derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of the 13-week and 39-week periods ended October 3, 2017 are not necessarily indicative of the results of operations to be expected for the entire fiscal year.

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

Effect of prior period misstatements

In the Condensed Consolidated Statements of Operations for the 13-week and 39-week periods ended September 27, 2016, the Company corrected certain errors including an overstatement of expenses included within depreciation expense of approximately $0.6 million and other income, net of approximately $0.3 million, related to prior period financial statements. These adjustments was related to both the prior quarters of 2016 and prior year 2015 results. The Company determined that the corrections were neither quantitatively or qualitatively material to those periods individually and in the aggregate. In addition, these items are expected to have an immaterial impact on net income for the full 2016 fiscal year.

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

Anti-dilutive common stock equivalents totaling 1.5 million and 1.8 million were excluded from the calculation of diluted weighted-average shares outstanding for the 13-week and 39-week periods ended October 3, 2017, respectively.  Anti-dilutive common stock equivalents totaling 2.1 million and 1.9 million were excluded from the calculation of diluted weighted-average shares outstanding for the 13-week and 39-week periods ended September 27, 2016, respectively. Basic and diluted income (loss) per share do not differ when there is a net loss position as potentially dilutive securities are anti-dilutive.

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

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard, which was adopted in the first quarter of 2017, resulted in the recognition of previously unrecognized federal and state net operating loss carryforwards worth approximately $0.8 million, net of tax.  Management has determined that it is not more likely than not that the benefit of these deferred tax assets will be realized and has established a full valuation allowance for this amount, resulting in a net zero impact to the financial statements. Additionally, the Company elected to account for forfeitures as they occur, and a cumulative-effect adjustment was made in the amount of $0.3 million and recorded in retained earnings as of October 3, 2017 on the Condensed Consolidated Balance Sheet.

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

In connection with the relocation of the Company’s headquarters from Emeryville, California to Frisco, Texas, the Company incurred severance and retention obligations. At October 3, 2017, $0.8 million of severance and $0.2 million of retention expenses are classified in accrued compensation and benefits and accounts payable, respectively, in the Condensed Consolidated Balance Sheets. At January 3, 2017, $1.6 million of severance and $0.8 million of retention expenses are classified in accrued compensation and benefits and accounts payable and accrued expenses, respectively, in the Condensed Consolidated Balance Sheets. The Company made severance and retention payments of $0.6 million and $2.8 million during the 13-week and 39-week periods ended October 3, 2017, respectively. The Company incurred additional expense related to these actions of $0.2 million and $1.4 million during the 13-week and 39-week periods ended October 3, 2017, respectively. The remaining severance and retention payments will be completed by the end of the second quarter in fiscal 2018.

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

As a result of the quarterly impairment reviews, the Company had no impairment during the 13-week and 39-week periods ended October 3, 2017 and recognized impairment total losses of $0.2 million and $0.4 million during the 13-week and 39-week periods ended September 27, 2016, included in impairment of long-lived assets in Condensed Consolidated Statements of Operations. The losses in fiscal year 2016 related to the impairment of fixed assets of an individual store.

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

To acquire the New Credit Agreement, the Company incurred upfront fees, which are being amortized over the term of the New Credit Agreement. As of October 3, 2017, the unamortized commitment fee amount was not material and is recorded in prepaid expenses in the Condensed Consolidated Balance Sheets. During the 13-week and 39-week periods ended October 3, 2017, there were no borrowings under the New Credit Agreement. As of October 3, 2017, the Company was in compliance with the financial covenants to the New Credit Agreement.

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

Share-based compensation expense, which is included in general and administrative expenses, was $0.6 million and $1.0 million for the 13-week and 39-week periods ended October 3, 2017, respectively, and $0.7 million and $2.4 million for the 13-week and 39-week periods ended September 27, 2016. At October 3, 2017, unvested share-based compensation expense for options and restricted stock awards totaled $1.5 million and will be recognized over the remaining weighted average service period of approximately one year. There was no income tax benefit related to share-based compensation expense during the 13-week and 39-week periods ended October 3, 2017, and September 27, 2016.

Stock Options — A summary of options activity under the Plan as of October 3, 2017, and changes during the 39-week period then ended are presented below (shares in thousands):

			Weighted-Average
	Number of	Weighted-Average	Contractual Term	Aggregate
Options	Shares	Exercise Price	Remaining (years)	Intrinsic Value
Balance at January 3, 2017	1,200	$12.40	5.05	$1,213
Granted	15	9.25
Exercised	(178)	3.96
Canceled	(371)	15.04
Balance at October 3, 2017	666	$13.11	5.04	$20
Vested and expected to vest—October 3, 2017	666	$13.11	5.04	$20
Exercisable—October 3, 2017	360	$13.14	3.12	$20

During the 39-week period ended October 3, 2017, options exercisable for 15,000 shares of the Company’s common stock were granted as an inducement award to a new employee at a weighted average grant date fair value of $3.54. There were no options granted during the 13-week period ended October 3, 2017.

During the 13-week and 39-week periods ended September 27, 2016, options of 18,500 and 300,000 were granted under the 2013 Equity Incentive Plan at a weighted average grant date fair value of $3.97 and $4.31, respectively. Included in the totals during the 13-week and 39-week periods ended September 27, 2016, 15,000 and 90,000 options, respectively, were granted as inducement awards to new employees. The weighted average grant date fair value of the stock options was $3.96 and $4.21 for the 13-week and 39-week period ended September 27, 2016, respectively.

The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

39-Week Period Ended
October 3, 2017
Risk-free interest rate	2.0%
Expected term (in years)	5.39
Expected volatility	38.8%
Expected dividend yield	0%

Time-Based Restricted Stock Units — Information regarding activities during the 39-week period ended October 3, 2017 for outstanding RSUs granted under the 2013 Equity Incentive Plan is as follows (shares in thousands):

		Weighted-Average
	Number of	Grant Date
RSUs	Shares of RSUs	Fair Value
Non-vested at January 3, 2017	68	$13.11
Granted	-	-
Vested	-	-
Forfeited	(7)	14.02
Non-vested at October 3, 2017	61	$13.01

During the 13-week and 39-week periods ended October 3, 2017, no RSUs were granted under the 2013 Equity Incentive Plan. During the 39-week period ended September 27, 2016, RSUs of 32,520 were granted under the 2013 Equity Incentive Plan at a weighted average grant date fair value of $11.36.  RSUs totaling 5,000 and 11,000 were granted as inducement awards to new employees during the 13-week and 39-week periods ended September 27, 2016, at weighted average grant date fair values of $10.87 and $11.14.

Restricted Stock Awards — RSAs are granted to members of the Company’s Board of Directors as part of their compensation. Awards are fully vested and expensed when granted. The fair value of restricted stock awards is the market close price of the Company’s common stock on the date of the grant. During the 13-week and 39-week periods ended October 3, 2017, no restricted stock awards were issued. There were no restricted stock awards issued in the 13-week period ended September 27, 2016, and there were 3,514 restricted stock awards issued during the 39-week period ended September 27, 2016.

Performance-Based Restricted Stock Units — No performance stock units were granted or vested during the 39-week periods ended October 3, 2017 and September 27, 2016. Information regarding activities during fiscal 2017 for outstanding performance-based RSUs is as follows (shares in thousands):

		Weighted-Average
	Number of	Grant Date
PSUs	Shares of PSUs	Fair Value
Non-vested at January 3, 2017	17	$12.27
Granted	-	-
Vested	-	-
Forfeited	(8)	14.04
Non-vested at October 3, 2017	9	$10.87

Market-Based Restricted Stock Units — Information regarding activities during fiscal 2017 for outstanding market-based RSUs is as follows (shares in thousands):

		Weighted-Average
	Number of	Grant Date
MBRSUs	Shares of MBRSUs	Fair Value
Non-vested at January 3, 2017	505	$3.04
Granted	70	1.06
Vested	-	-
Forfeited	-	-
Non-vested at October 3, 2017	575	$2.80

There were no market-based RSUs granted during the 13-week period ended October 3, 2017, and there were 70,000 market-based RSUs granted under the 2013 Equity Incentive Plan during the 39-week period ended October 3, 2017, at a weighted average grant date fair value of $1.06. During the 13-week and 39-week periods ended September 27, 2016, there were 70,000 and 505,000 market-based RSUs granted at a weighted average grant fair value of $2.79 and $3.04, respectively.

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

For the 13-week and 39-week periods ended October 3, 2017 and September 27, 2016, the components of other operating, net were as follows (in thousands):

	13-Week Period Ended		39-Week Period Ended
	October 3, 2017	September 27, 2016	October 3, 2017	September 27, 2016
Gift card breakage income	$(534)	$(536)	$(2,481)	$(2,180)
Gift card expense	98	237	550	652
Consumer packaged goods and JambaGO® direct expense	30	279	76	1,364
Franchise gift card discount expense	270	98	497	411
Franchise sublease income	(124)	(180)	(464)	(477)
Franchise bad debt	88	42	316	42
Franchise other expense	1,467	2	2,428	786
International expense	23	163	106	486
Other expense (income)	18	(1)	(483)	(123)

Total other operating, net	$1,336	$104	$545	$961

8.	COMMITMENTS AND CONTINGENCIES

The Company records a liability for litigation claims and contingencies when payment is probable and the amount of loss can be reasonably estimated.

During the 39-week period ended October 3, 2017, the Company increased a liability for an ongoing litigation matter by $1.0 million. No additional liabilities were incurred in the 13-week period ended October 3, 2017. The estimated losses are included in general and administrative expenses in the Company’s financial statements. In fiscal year 2016, the Company recognized $2.0 million for estimated losses associated with ongoing and settled litigation matters based on the available information at the time. The amounts recognized relate to aggregate amounts estimated for resolution of the Company’s ordinary course employment based litigation cases estimated at $1.0 million and a commercial vendor dispute settled for $1.0 million. As of October 3, 2017 and January 3, 2017, the liabilities associated with these matters are recorded in accrued expenses in the Condensed Consolidated Balance Sheets and were $2.0 million and $1.4 million, respectively.

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

For the 13-week and 39-week periods ended October 3, 2017 and September 27, 2016, the Company received $0.2 million and $0.1 million, respectively, from Sodexo related to licensing fees for Jamba units operated by Sodexo. For the 13-week and 39-week periods ended September 27, 2016, respectively, the Company received $0.2 million from Country Pure Foods related to vendor supply chain management fees. One Jamba Juice Director is on the Board of Directors of Country Pure Foods and another Jamba Juice Director is an executive with Sodexo.

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

JAMBA, INC. OVERVIEW

Jamba, Inc. through its wholly-owned subsidiary, Jamba Juice Company, (“the Company”) is a global healthy lifestyle brand that inspires and simplifies healthful living through freshly blended whole fruit and vegetable smoothies, bowls, juices, cold-pressed shots, boosts, snacks, and meal replacements. Jamba’s blends are made with premium ingredients free of artificial flavors and preservatives so guests can feel their best and blend the most into life. The Company’s headquarters were relocated to Frisco, Texas, from Emeryville, California, in the fourth quarter of fiscal year 2016.

2017 Third Quarter Financial Summary

•	Franchisees opened 10 new Jamba Juice stores globally; which included 3 traditional stores, 4 Non-traditional stores, 1 drive thru store in the U.S. and 2 new International Stores.
•	At October 3, 2017, there were 866 stores globally; which included 52 Domestic Company Stores, 743 Domestic Franchise Stores and 71 International Franchise Stores.
•

System-wide comparable sales (includes both Company and Franchise Stores) declined 0.9% for the quarter. Company Store comparable sales decreased 3.8% for the quarter and Franchise Store comparable sales decreased 0.6% for the quarter compared to the prior year. System-wide and Franchise Store comparable store sales are non-GAAP financial measures and represent the change in year-over-year sales, opened for at least one full fiscal year.

•

Total revenue for the quarter decreased $3.9 million to $18.2 million from $22.1 million for the prior quarter, primarily due to the decline in comparable store sales, store closures and the exit of JambaGo® and Ready to Drink during fiscal year 2016.

•	Net loss for the quarter was $0.5 million compared to $2.0 million for the prior quarter.

RESULTS OF OPERATIONS — (UNAUDITED)

The discussion that follows should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto. The following table sets forth selected operating data as a percentage of total revenue (unless otherwise noted), of certain items included in our Condensed Consolidated Statements of Operations, for the periods indicated.

	13-Week Period Ended (1)		39-Week Period Ended (1)
	October 3, 2017	September 27, 2016	October 3, 2017	September 27, 2016
Revenue:
Company stores	61.8%	65.0%	63.2%	64.4%
Franchise and other revenue	38.2%	35.0%	36.8%	35.6%
Total revenue	100.0%	100.0%	100.0%	100.0%

Costs and operating expenses:
Cost of sales	21.9%	24.0%	22.6%	24.2%
Labor	32.0%	32.4%	34.2%	33.5%
Occupancy	13.4%	13.1%	14.0%	14.5%
Store operating	17.7%	16.6%	17.7%	16.6%
Depreciation and amortization	4.9%	4.8%	4.8%	6.8%
General and administrative	35.8%	44.0%	38.8%	42.9%
Loss (gain) on disposal of assets	0.6%	0.9%	1.2%	0.8%
Store pre-opening	0.8%	1.0%	0.9%	1.4%
Impairment of long-lived assets	0.0%	1.0%	0.0%	0.6%
Store lease termination and closure	(0.2)%	0.8%	0.4%	0.4%
Other operating, net	7.4%	0.5%	1.0%	1.5%

Total costs and operating expenses	102.0%	108.9%	103.0%	111.6%
Income (loss) from operations	(2.0)%	(8.9)%	(3.0)%	(11.6)%
Other income (expense):
Interest income	0.0%	0.2%	0.2%	0.3%
Interest expense	(0.4)%	(0.1)%	(0.4)%	(0.3)%
Total other income (expense), net	(0.4)%	(0.0)%	(0.3)%	0.0%
Income (loss) before income taxes	(2.4)%	(8.9)%	(3.2)%	(11.5)%
Income tax (expense) benefit	(0.1)%	0.0%	(0.1)%	(0.1)%
Net income (loss)	(2.5)%	(8.9)%	(3.3)%	(11.6)%

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

As a result of the 53-week fiscal 2016, reported 2017 comparable sales for fiscal comparisons are offset by one week.  The comparable sales calculations presented in this Form 10-Q accurately reflect the change in sales for comparable stores in the reported fiscal period. However, as a result of the one week offset, management also reviewed and previously reported comparable sales calculations on a calendar, rather than fiscal basis. Management believes this calendar comparison offers a more clear understanding of comparable sales performance of the business as it compares truly comparable time periods, rather than fiscal periods that compare periods with a one week shift.

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

Key Financial Metrics

The following table sets forth operating data that do not otherwise appear in our Condensed Consolidated Financial Statements for the periods indicated:

	13-Weeks Ended		39-Weeks Ended
	2017	2016	2017	2016
	October 3, 2017 vs	September 27, 2016 vs	October 3, 2017 vs	September 27, 2016 vs
Increase/(decrease)	September 27, 2016	September 29, 2015	September 27, 2016	September 29, 2015
Percentage change in comparable store sales
Company stores(1)	(3.8)%	(0.8)%	(2.3)%	1.6%
Franchise stores	(0.6)%	(1.1)%	(1.2)%	0.2%
System-wide(2)	(0.9)%	(1.1)%	(1.3)%	0.4%
Percentage change in comparable company store sales
Traffic	(7.0)%	(1.8)%	(5.6)%	(1.6)%
Average check	3.1%	0.9%	3.3%	3.2%
Total comparable company store sales	(3.8)%	(0.8)%	(2.3)%	1.6%

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

The following table sets forth certain data relating to Company Stores, Franchise Stores and International Stores for the periods indicated:

	39-Week Period Ended		39-Week Period Ended
	October 3, 2017		September 27, 2016
	Domestic	International	Domestic (1)	International

Company Stores:
Beginning of period	66	-	70	-
Company Stores opened	-	-	2	-
Company Stores closed	(1)	-	(3)	-
Company Stores sold to franchisees	(13)	-	-	-
Total Company Stores	52	-	69	-

Franchise and International Stores:
Beginning of period	726	70	706	75
Franchise Stores opened	27	8	28	10
Franchise Stores closed	(23)	(7)	(22)	(17)
Franchise Stores purchased from the Company	13	-	-	-
Total Franchise and International Stores	743	71	712	68

(1)	As communicated on March 20, 2017, the Company now excludes Express format stores counts. Store counts exclude Express in both 2016 and 2017 for comparability.

Revenue

Total revenue is comprised of revenue from Company Stores, royalties and fees from Franchise Stores in the U.S. and from International Stores, income from JambaGO® locations and license income from sales of Jamba-branded Consumer Packaged Goods (“CPG”) products.

The following table summarizes revenue for the periods indicated (dollars in thousands):

	13- Week Period Ended			39- Week Period Ended
	October 3, 2017	September 27, 2016	% Change	October 3, 2017	September 27, 2016	% Change
Revenue:
Company stores	$11,222	$14,350	(21.8)%	$35,591	$40,177	(11.4)%
Franchise and other revenue	6,934	7,711	(10.1)%	20,692	22,178	(6.7)%
Total revenue	$18,156	$22,061	(17.7)%	$56,283	$62,355	(9.7)%

Total revenue for the 13-week and 39-week periods ended October 3, 2017 decreased by $3.9 million and $6.1 million, respectively, compared to the 13-week and 39-week periods ended September 27, 2016. The decreases were primarily due to a decrease in the number of Company Stores for fiscal year 2017 compared to fiscal year 2016 and the exit of JambaGO®. For the quarter ended October 3, 2017, we owned 52 Company Stores compared to 69 in the prior year. In addition, the number of Franchise and International Stores increased by 34 as of October 3, 2017 compared to September 27, 2016.

Company Store revenue

Company Store revenue for the 13-week and 39-week periods ended October 3, 2017 decreased by $3.1 million or 21.8% and $4.6 million or 11.4%, respectively, compared to the 13-week and 39-week periods ended September 27, 2016. The decrease in Company Store revenue for the 13-week and 39-week periods ended October 3, 2017 were due to decreases in comparable store sales and a reduction in the number of Company Stores as a result of refranchising activities. The following table summarizes the change in revenue for the periods indicated:

	13-Week Period Ended October 3, 2017	39-Week Period Ended October 3, 2017
	(in thousands)	(in thousands)
Third Quarter 2017 vs. Third Quarter 2016
Company Stores comparable sales increase/(decrease)	$(489)	$(945)
Reduction in number of Company Stores, net	(2,639)	(3,641)
Total change in Company Store revenue	$(3,128)	$(4,586)

Company Store comparable sales decreased 3.8% for the 13-week period ended October 3, 2017, attributable to a decrease of 7.0% in transaction count, partially offset by an increase in the average check amount of 3.1% as compared to the same period in the prior year. Company Store comparable sales decreased 2.3% for the 39-week period ended October 3, 2017, attributable to a decrease of 5.6% in transaction count, partially offset by an increase in the average check amount of 3.3% as compared to the same period in the prior year. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least a full fiscal year.

Franchise and other revenue

Franchise and other revenue for the 13-week and 39-week periods ended October 3, 2017 decreased by $0.8 million or 10.1% and $1.5 million or 6.7%, respectively, compared to the 13-week and 39-week periods ended September 27, 2016. The decreases were primarily due to the exit of JambaGO® and decreases in Franchise Store comparable store sales, partially offset by royalties generated from the net increase in the number of Franchise and International Stores. The number of Franchise Stores and International Stores as of October 3, 2017 and September 27, 2016 was 814 and 780, respectively.

Cost of Sales

Cost of sales is primarily comprised of produce, dairy, and other products used to make smoothies, bowls and juices and paper products.

The following table summarizes cost of sales expenses for the periods indicated (dollars in thousands):

	13-Week Period Ended			39-Week Period Ended
	October 3, 2017	September 27, 2016	% Change	October 3, 2017	September 27, 2016	% Change
Cost of sales	$2,460	$3,437	(28.4)%	$8,050	$9,720	(17.2)%
Percentage of company stores revenue	21.9%	24.0%		22.6%	24.2%

Cost of sales for the 13-week and 39-week periods ended October 3, 2017 as a percentage of Company Store revenue, was favorable 2.1% and 1.6%, respectively, compared to the 13-week and 39-week periods ended September 27, 2016, primarily due to favorable commodity costs led by strawberries and mangos, and menu price increases. Cost of sales for the 13-week and 39-week periods ended October 3, 2017 decreased $1.0 million and $1.7 million, respectively, compared to the 13-week and 39-week periods ended September 27, 2016, primarily due to the decrease in number of Company Stores.

Labor

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits.

The following table summarizes labor expenses for the periods indicated (dollars in thousands):

	13-Week Period Ended			39-Week Period Ended
	October 3, 2017	September 27, 2016	% Change	October 3, 2017	September 27, 2016	% Change
Labor	$3,589	$4,644	(22.7)%	$12,158	$13,470	(9.7)%
Percentage of company stores revenue	32.0%	32.4%		34.2%	33.5%

The 0.4% decrease in labor as a percentage of Company Store revenue for the 13-week period ended October 3, 2017 was primarily attributable to the changes in the composition of the store base and lower fringe benefits driven by bonus and worker’s compensation expense. These favorable expenses were partially offset by increased wage rates and labor hours inefficiency. The 0.7% increase in labor as a percentage of Company Store revenue for the 39-week period ended October 3, 2017 was primarily attributable to increased wage rates, partially offset by changes in the composition of the store base. Labor costs for the 13-week and 39-week periods ended October 3, 2017 decreased $1.1 million and $1.3 million, respectively, compared to the 13-week and 39-week periods ended September 27, 2016, primarily due to the decrease in number of Company Stores.

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes, licenses and property insurance for all Company Store locations.

The following table summarizes occupancy expenses for the periods indicated (dollars in thousands):

	13-Week Period Ended			39-Week Period Ended
	October 3, 2017	September 27, 2016	% Change	October 3, 2017	September 27, 2016	% Change
Occupancy	$1,504	$1,879	(20.0)%	$4,978	$5,815	(14.4)%
Percentage of company stores revenue	13.4%	13.1%		14.0%	14.5%

The 0.3% increase in occupancy costs as a percentage of Company Store revenue for the 13-week period ended October 3, 2017 was primarily due to a decrease in sales, tax and insurance and common area maintenance charges, and partially offset by changes in the composition of the store base. The 0.5% decrease in occupancy costs as a percentage of Company Store revenue for the 39-week period ended October 3, 2017 was primarily due to changes in the composition of the store base offset by a decrease in sales.

Occupancy costs for the 13-week and 39-week periods ended October 3, 2017 decreased $0.4 million and $0.8 million, respectively, compared to the 13-week and 39-week periods ended September 27, 2016, primarily due to the decrease in number of Company Stores.

Store Operating expenses

Store operating expenses consist of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses.

The following table summarizes store operating expenses for the periods indicated (dollars in thousands):

	13-Week Period Ended			39-Week Period Ended
	October 3, 2017	September 27, 2016	% Change	October 3, 2017	September 27, 2016	% Change
Store operating	$1,988	$2,381	(16.5)%	$6,317	$6,674	(5.3)%
Percentage of company stores revenue	17.7%	16.6%		17.7%	16.6%

The 1.1% increase in total store operating expenses as a percentage of Company Store revenue for the 13-week period ended October 3, 2017 was primarily due to a decrease in sales, higher repairs, higher store level advertising, and higher smallwares and utility expenses, partially offset by reduced contract services and lower hardware and software expenses. Total store operating expenses for the 13-week period ended October 3, 2017 decreased by $0.4 million compared to September 27, 2016, primarily due to the decrease in the number of Company Stores.

The 1.1% increase in total store operating expenses as a percentage of Company Store revenue for the 39-week period ended October 3, 2017 was primarily due to changes in the composition of the store base, repairs and a decrease in sales and lower hardware and software expenses. Total store operating expenses for the 39-week period ended October 3, 2017 decreased by $0.4 million compared to September 27, 2016, primarily due to the decrease in the number of Company Stores.

Depreciation and Amortization

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets.

The following table summarizes depreciation and amortization expenses for the periods indicated (dollars in thousands):

	13-Week Period Ended			39-Week Period Ended
	October 3, 2017	September 27, 2016	% Change	October 3, 2017	September 27, 2016	% Change
Depreciation and amortization	$897	$1,068	(16.0)%	$2,677	$4,244	(36.9)%
Percentage of total revenue	4.9%	4.8%		4.8%	6.8%

The decreases in depreciation and amortization for the 13-week and 39-week periods ended October 3, 2017 were primarily due to the disposition of assets from the previous Emeryville headquarters and store refranchising activity. For the 13-week and 39-week periods ended September 27, 2016, the Company corrected certain errors including an overstatement of expenses included within depreciation expense of approximately $0.6 million.

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

The following table summarizes G&A expenses for the periods indicated (dollars in thousands):

	13-Week Period Ended			39-Week Period Ended
	October 3, 2017	September 27, 2016	% Change	October 3, 2017	September 27, 2016	% Change
General and administrative	$6,505	$9,699	(32.9)%	$21,863	$26,732	(18.2)%
Percentage of total revenue	35.8%	44.0%		38.8%	42.9%

Total G&A expenses for the 13-week and 39-week periods ended October 3, 2017, decreased by $3.2 million and $4.9 million, respectively, compared to the 13-week and 39-week periods ended September 27, 2016. The decrease in total G&A expenses was primarily due to lapsing costs related to the relocation to Frisco, Texas in 2016, efficiencies gained from corporate structure changes resulting from our shift to an asset light model, and lower legal fees, partially offset by higher audit related expenses.

Store Pre-Opening

Store pre-opening consists of costs incurred in connection with start-up and promotion of new store openings as well as rent from possession date to store opening date are expensed as incurred.

The following table summarizes store pre-opening expenses for the periods indicated (dollars in thousands):

	13-Week Period Ended			39-Week Period Ended
	October 3, 2017	September 27, 2016	% Change	October 3, 2017	September 27, 2016	% Change
Store pre-opening	$150	$210	(28.6)%	$493	$860	(42.7)%
Percentage of total revenue	0.8%	1.0%		0.9%	1.4%

Total store pre-opening for the 13-week and 39-week periods ended October 3, 2017, decreased by $0.1 million and $0.4 million, respectively, compared to the 13-week and 39-week periods ended September 27, 2016. The decreases were primarily due to due to pre-opening rent related to a Company store opened in fiscal 2016.

Impairment of long-lived assets

We evaluate long-lived assets for impairment when facts and circumstances indicate that the carrying values of long-lived assets may not be recoverable.

The following table summarizes impairment of long-lived assets expenses for the periods indicated (dollars in thousands):

	13-Week Period Ended			39-Week Period Ended
	October 3, 2017	September 27, 2016	% Change	October 3, 2017	September 27, 2016	% Change
Impairment of long-lived assets	$-	$229	(100.0)%	$-	$356	(100.0)%
Percentage of total revenue	0.0%	1.0%		0.0%	0.6%

For the 13-week and 39-week periods ended October 3, 2017, impairment of long-lived assets decreased by $0.2 million and $0.4 million, respectively, compared to September 27, 2016. The Company had no impairment during the 13-week and 39-week period ended October 3, 2017, the losses in fiscal year 2016 related to impairment of fixed assets of several operating stores.

Other Operating, Net

Other operating, net consists of income from breakage from our gift cards (known as jambacard®), gift card-related fees, expenses related to our franchisees, sublease income, international expenses, gain/loss on investments, bad debt expense and CPG and JambaGO® activities.

The following table summarizes other operating, net expenses for the periods indicated (dollars in thousands):

	13-Week Period Ended			39-Week Period Ended
	October 3, 2017	September 27, 2016	% Change	October 3, 2017	September 27, 2016	% Change
Other operating, net	$1,336	$104	1184.6%	$545	$961	(43.3)%
Percentage of total revenue	7.4%	0.5%		1.0%	1.5%

For the 13-week period ended October 3, 2017, other operating, net increased by $1.2 million compared to September 27, 2016, driven by an increase in franchise marketing expenses partially offset by decreases in CPG and JambaGO® direct expenses due to the exit of JambaGO®. For the 39-week period ended October 3, 2017, other operating, net decreased $0.4 million compared to September 27, 2016, driven by decreases in CPG and JambaGO® direct expenses due to the exit of JambaGO® and an increase in gift card breakage income, partially offset by an increase in franchise marketing expenses.

Income Tax Expense

We have recorded income tax expense for the 13-week and 39-week periods ended October 3, 2017 and September 27, 2016, respectively. Our effective income tax rates were (3.8%) and (0.5%) for the 13-week periods ended October 3, 2017 and September 27, 2016, respectively and (3.0%) and (1.0%) for the 39-week periods ended October 3, 2017 and September 27, 2016, respectively. For the 13-week and 39-week periods ended October 3, 2017 and September 27, 2016, the effective tax rates were primarily affected by the pretax loss, foreign withholding and state minimum taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Summary

The following table summarizes our cash flows for the 39-week periods ended October 3, 2017 and September 27, 2016 (in thousands):

	39-Week Period Ended
	October 3, 2017	September 27, 2016
Cash (used in) provided by operating activities	$5,402	$(2,205)
Cash (used in) provided by investing activities	(1,365)	(3,884)
Cash (used in) provided by financing activities	701	616
Net increase (decrease) in cash and cash equivalents	$4,738	$(5,473)

Liquidity

As of October 3, 2017, we had cash and cash equivalents of $11.9 million compared to $7.1 million as of January 3, 2017. As of October 3, 2017 and January 3, 2017, we had no short term or long term debt. During the 39-week period ended October 3, 2017, our primary sources of liquidity are cash flows provided by operating activities.

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

To acquire the New Credit Agreement, the Company incurred upfront fees, which are being amortized over the term of the Credit Agreement. As of October 3, 2017, the unamortized commitment fee for the New Credit Agreement was not material and is recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

As of October 3, 2017, the Company was in compliance with the financial covenants to the New Credit Agreement. Since the inception of the Wells Fargo line of credit and the New Credit Agreement, we did not borrow on the facilities and utilized them primarily for collateral against letters of credit, which reduce the amount available to draw. As of October 3, 2017, there were $0.3 million letters of credit outstanding.  In the future, we may enter equipment leasing arrangements and incur additional indebtedness as necessary and as permitted under our New Credit Agreement. We cannot assure, however, that such financing will be available on favorable terms or at all. The adequacy of our available funds will depend on many factors, including the macroeconomic environment, the operating performance of our Company Stores, the successful expansion of our franchise and licensing programs and the successful rollout and consumer acceptance of our new beverage and food initiatives. Given these factors, our foremost priorities for the near term continue to be preserving and generating cash sufficient to fund our liquidity needs.

Operating Activities

Net cash provided by operating activities was $5.4 million for the 39-week period ended October 3, 2017, compared to cash used of $2.2 million for the 39-week period ended September 27, 2016, reflecting a net increase in cash flows provided in operating activities of $7.6 million. This increase in cash provided by operating activities was primarily due to a lower net loss (approximately $5.4 million), a net increase in cash provided by operating assets and liabilities (approximately $3.9 million) and a decrease in net loss after adjustments for noncash items (approximately $1.7 million). Net loss after adjustments for noncash items decreased primarily due to a decrease in cash outflows related to the relocation of the Company’s headquarters in fiscal 2016, partially offset by a decline in Company Store revenue, which was primarily due to a decrease in Company Stores for the quarter compared to the prior year and a decrease in same store sales. The Company expects that operating cash flow will be generated through a combination of company store profitability and franchise royalty fees, and a reduced cost structure.

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

Investing Activities

Net cash used in investing activities was $1.4 million for the 39-week period ended October 3, 2017, compared to $3.9 million for the 39-week period ended September 27, 2016. The $2.5 million change in net cash used in investing activities during the 39-week period ended October 3, 2017 was primarily due to a decrease in capital expenditures.

Financing Activities

Net cash provided by financing activities was $0.7 million for the 39-week period ended October 3, 2017, compared to $0.6 million for the 39-week period ended September 27, 2016 and relates to proceeds received from stock plan activity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We do not enter into market risk sensitive instruments for trading purposes. We are exposed to financial market risks due primarily to changes in interest rates in our interest bearing accounts. We do not believe a change in interest rate will materially affect our financial position or results of operations. As of October 3, 2017, a one percent change of the interest rate would result in an annual change in the results of operations of approximately $0.1 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, on the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of October 3, 2017, solely because of the material weakness in our internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

The Company is taking actions to remediate the material weakness related to its internal control over ineffective risk assessment of the risks of material misstatement in financial reporting, as described above. Other than the material weakness referenced above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended October 3, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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