Form 10-K
period 2018-01-02
JAMBA, INC.
filed 2018-05-11
CIK 1316898

S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

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

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates as of the last day of the registrant’s second fiscal quarter ended July 4, 2017 was $54,659,392 based upon the closing sales price of registrant’s common stock on July 3, 2017. For purposes of this disclosure, shares of common stock held by persons who held more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock of Jamba, Inc. issued and outstanding as of May 4, 2018 was 18,447,023 and 15,588,206, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None.

JAMBA, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JANUARY 2, 2018

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

Background of Jamba, Inc.

Jamba, Inc. through its wholly-owned subsidiary, Jamba Juice Company, is a healthful lifestyle brand that inspires and simplifies healthful living through freshly blended whole fruit and vegetable smoothies, bowls, juices, cold-pressed shots, boosts, snacks, and meal replacements. Jamba’s blends are made with premium ingredients free of artificial flavors and preservatives so guests can feel their best and blend the most into life. Our global business is driven by a portfolio of franchised and company-owned Jamba Juice® stores.

In November 2014, the Company announced an accelerated transition to an asset-light model. Since the announcement we have refranchised approximately 200 Company stores, which is designed to facilitate a more flexible cost structure reduce capital expenditures and focus on unit growth initiatives. We completed our move to an asset-light model and we now have 94% of our locations owned by experienced franchisees.

As of January 2, 2018, there were 873 Jamba Juice stores globally, consisting of 53 Company-owned and operated stores, all located in the United States (“Company Stores”), 749 franchisee-owned and operated stores (“Franchise Stores”) in the United States and 71 Franchise Stores in international locations (“International Stores”), collectively the (“Jamba System”). Currently, 6% of our stores are owned and operated by the Company and 94% of our stores are owned and operated by franchisees.

In 1990, Kirk Perron founded Juice Club to inspire and simplify healthy living. Since 1991, the Company has been operating as Jamba Juice. Jamba, Inc. was incorporated in Delaware on January 6, 2005 as a blank check company formed to serve as a vehicle for the acquisition of an operating business. On July 6, 2005, Jamba, Inc. consummated its initial public offering. On March 10, 2006, Jamba, Inc. entered into an Agreement and Plan of Merger with Jamba Juice Company, which was completed on November 29, 2006.

Unless the context otherwise requires, Jamba, Inc., the registrant, together with Jamba Juice Company, are referred to in this Form 10-K annual report (“Form 10-K”) as the “Company”, “Jamba Juice”, “Jamba”, “we”, “us” and “our.” Information regarding the Company’s fiscal periods is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Fiscal Year

Our fiscal year ends each year on the Tuesday closest to December 31st and therefore we have a 52 or 53 week fiscal year. Fiscal Year 2017 was a 52 week fiscal year, ended on January 2, 2018. Fiscal Year 2016 was a 53 week fiscal year and ended on January 3, 2017, with the fourth quarter comprised of 13 weeks while fiscal year 2015 was a 52 week fiscal year and ended on December 29, 2015.

Our Stores

We operate a portfolio of flexible store formats that are utilized in different venues. We generally categorize our stores as either traditional, non-traditional or drive thru locations. A traditional location is characterized as a business premise that exists primarily as a Jamba Juice store. Traditional stores average approximately 1,200 - 1,300 square feet in size. These stores are located either in major urban centers or in suburban strip mall centers, either as in-line or standalone. We announced a franchise incentive program designed to accelerate new store openings in 2017, including our new Drive-Thru format which is intended to increase sales, improve unit level economics and expand our available trade-areas by increasing accessibility to the market. We believe this program will spur additional growth of the incentivized store formats. As of January 2, 2018, there were 614 traditional Jamba Juice store locations. A non-traditional location is characterized as a Jamba Juice store located within another primary business, in conjunction with another business or at institutional settings, such as colleges and universities, entertainment venues, shopping malls, transportation centers, supermarkets, airports and Express concept. A “captive” audience is a common characteristic of non-traditional locations. We believe one benefit of the development of non-traditional stores is to increase awareness of the Jamba Juice brand to complement the traditional stores in the area. As of January 2, 2018, there were 188 non-traditional Jamba Juice store locations.

The Jamba Juice Express concept was launched in 2012. The concept is designed to target venues with a smaller footprint than our historical, non-traditional store. Jamba Juice Express units offer a limited menu of the brand’s top selling smoothies and juices as compared to our other store formats. Our Jamba Juice Express platform is an in-fill strategy for venues such as colleges and universities, grocery stores, hospitals and business cafeterias where the Jamba brand is already a known presence in the market. As of January 2, 2018, there were 49 Jamba Juice Express locations open in 19 states. Due to the nature of the business format and smaller footprint, an Express unit generates a smaller financial store contribution than other formats. To better reflect the key contributors of new store development, Express units were excluded from store counts, beginning in the first quarter of 2017.

We continue to evaluate the design of traditional and non-traditional stores. Our goal is to vary the size and format of our stores to allow us to locate them in or near a variety of settings. Our flexibility in store construction enables us to develop stores in a wide range of venues, increasing the visibility of the Jamba brand and providing customers easy and convenient access. We believe format flexibility helps us attract qualified franchisees and offer them the potential to earn a higher return on their investment in capital expenditures.

As of January 2, 2018, we had 802 Jamba Juice store locations in the United States, operating in 33 states and Washington, D.C., consisting of 53 Company Stores and 749 Franchise Stores. During fiscal year 2017, 39 new Franchise Stores opened, 29 Franchise Stores closed, 13 Company Stores were refranchised, one new Company Store was opened and one Company Store was closed.

Franchising

As a franchisor, the Company grants a franchisee to operate Jamba Juice stores in a given area, with or without exclusivity. The franchisee pays the Company for its use of our concept, strategy, marketing, operating systems, purchasing power, and brand recognition. The franchisees are solely responsible for the day-to-day operations in each franchised restaurant, including labor and employment decisions, such as hiring, terminations, scheduling, and setting wages, determining benefits and all other terms of employment with respect to their employees.

Domestic

Through our franchising program, we offer franchisees choices in store location, format and the number of stores they wish to operate including traditional and non-traditional store formats. We also offer franchisees the opportunity to reserve larger territories by entering into multi-store development agreements, which grant the franchisee exclusive rights to develop and operate a specified number of stores within a specified period of time and geographic area. Development fees are typically equal to one-half the initial franchise fee per store.

For each franchised restaurant, we enter into a franchise agreement covering standard terms and conditions. The typical franchise agreement in the U.S. has a 10-year initial term. Franchisees pay us an initial franchise fee for the right to operate a restaurant, typically $10,000 to $35,000, depending on the store format and whether or not a multi-store agreement was also executed. All franchisees also are required to pay continuing royalty fees. The royalty fees are calculated on total net sales of each store and typically range from 5.5% to 6%, depending on the store format. Marketing program contributions are also required for traditional store formats. Marketing program contributions charged typically range from 3% to 4% of the franchisee store’s net sales.

Our comprehensive market planning and site selection process helps guide the successful execution of our growth strategy. We have processes for identifying, analyzing and assigning undeveloped markets for Franchise Store development. Once a market is selected, we carefully screen trade areas for demand based on demographic, psychographic and Jamba Juice specific variables to ensure that they meet our guidelines for new store development and begin the site selection or approval process. Once a trade area is approved, we carefully screen prospective locations for visibility, traffic patterns, ease-of-use, occupancy costs and co-tenancy for potential Franchise Store locations. Our expansion strategy involves using this market planning and site selection process to leverage areas of demand within each market. We use this approach as a means to create critical mass within specific geographic areas of demand, in order to increase brand awareness and improve operating and marketing efficiencies for Franchise Stores while leveraging the costs associated with regional supervision. Distribution efficiencies can also be realized through this strategy.

We partner with franchisees to ensure excellence in Franchise Store operations, principally through our Franchise Business Consultants ("FBCs"). FBCs are Company team members that work closely with franchise owners to review the financial health, strength of the team, best practices and procedures of our franchisees. We engage with our system through a Franchise Advisory Council (“FAC”), which formalizes a channel of communication through a representative group of franchisees to provide advice, counsel and input to us on all aspects impacting our business. Our franchise agreement calls for franchise partners to meet certain operational and maintenance requirements intended to align the operating processes system-wide around a common set of standards. Performance is monitored regularly by the FBCs, who in addition to ensuring operational standards, provide feedback, coaching and support, as needed.

As of January 2, 2018, we had 23 development agreements that contain rights to develop additional Franchise Stores. The exclusive territories covered by these agreements include selected markets in the states of Arizona, California, Delaware, Florida, Illinois, Minnesota, Nevada, New Jersey, Utah and Washington. We have identified certain markets where a single-unit, owner-operator model may be the preferred way to increase brand awareness while expanding the brand eastward with new store openings. We anticipate increased recruiting efforts in the Texas, Colorado, Florida and Virginia/DC markets accordingly.

International

We continued our international expansion in our Asia and Middle East markets. Our international franchisees operate under a franchise agreement, multi-store development agreements and market opening services agreements. Our international developer agreements take the form of development and franchise agreements under which we typically receive an initial territory fee, store opening fees and ongoing royalty revenues based on a percentage of sales. The typical international agreement has a 10-year term. Franchisees pay us an initial franchise fee for the right to operate a restaurant, typically $10,000 to $35,000, under a multi-store and market services agreement. The multi-store development agreements grant the franchisee exclusive rights to develop and operate a specified number of stores, within a specified period of time, within their operating country. Development fees are typically equal to one-half the initial franchise fee per store. Market opening service agreements provide the franchisee the support necessary to establish the initial operating infrastructure within that country, including assistance with product development, marketing, supply chain, store design and store operations. All international franchisees also are required to pay continuing royalty fees. The royalty fees are calculated on total net sales of the store and typically range from 5.5% to 6%, depending on the store format.

Our international partners work closely with us to build the Jamba Juice brand and implement the Jamba Juice system in their local geographic markets, as well as to maximize revenue and margin growth opportunities, recognizing commercial, cultural and dietary diversity in each market. There were 71 International Stores, 8% of total global stores, as of January 2, 2018, with stores located in South Korea, the Philippines, Taiwan, the Middle East, Indonesia and Thailand. At the end of fiscal 2017, we had international master development agreements with partners in South Korea, the Philippines, Taiwan, Indonesia, Thailand and the countries of the Gulf Cooperation Council (Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and the United Arab Emirates).

We believe our brand and products have international appeal and we continue to engage in discussions with additional interested partners regarding the expansion of Jamba Juice stores into new international markets in Asia Pacific and the GCC. The success of further international expansion will depend on, among other things, local acceptance of the Jamba Juice concept and menu offerings, regional supply chain infrastructure to drive profitable growth for our partners and our ability to attract qualified franchise partners.

Company stores

We operate 53 Company-owned stores, primarily in the Southern California market. It is our intention to retain our Company-owned stores for their contribution to the Company’s financial performance and as a test platform used to explore initiatives that we may want to extend system-wide. Our field and store operations teams are responsible for maximizing the performance of our Company Stores across the system. We recruit and retain leaders with broad experience in management within our industry. Our field leadership consists of two Operational Directors and District Managers to support our Company Store operations. Our strong core values have attracted a tenured field team that is highly experienced and invested in the health of the business and the brand.

Our Store Excellence Program is designed to improve operational execution and performance by establishing the comprehensive standards expected at all of our stores. In addition, we offer a bonus program to Company Store managers based on achieving sales and profit goals. We believe these standards and programs positively impact customer satisfaction and ensure that all stores in the Jamba System are developing consistent customer satisfaction. We believe team members are the key to our success and support the development of a culture that fosters personal interaction, mutual respect, trust, empowerment, enthusiasm and commitment.

Maintaining a culture and a management style that embodies healthy, active lifestyles in an authentic, fun, friendly and efficient manner in Company Stores, as well as Franchise Stores, is essential as we continue to expand, and we believe that it is critical to developing our brand and ensuring our continued success.

Training

Our training programs ensure all team members in the system have the knowledge needed to deliver excellence in guest experience and connect team members to our mission.  We conduct training through a variety of programs for franchise partners, team members, support center staff and our leadership team on a regular basis. We are dedicated to providing a meaningful experience for all employees, with ample opportunity to develop leadership skills as they build a career at Jamba. All of our training programs reinforce the importance of prioritizing the guest experience and building sales through menu knowledge. Training materials and best practices are available to our franchisees to help create, preserve and support a singular culture of excellence within all of the stores that comprise our system. The training programs are supplemented by an online training resources, Launchpad, designed to elevate engagement and deliver timely and cost effective training resources to our team and franchise partners.

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

Advertising and Marketing

In fiscal 2017, much of our advertising and marketing efforts focused on product innovation and the continued refinement of our digital eco-system. Through a variety of product centric innovations, we focused consumers’ attention on the fresh fruits and vegetables that are used to make Jamba juices, smoothies and bowls, underscoring our commitment to providing healthier food and beverage options and fulfilling our mission of inspiring and simplifying healthy living. We continued our investment in our loyalty program and refined our on-line-ordering solution.

Jamba marketing, promotional and public relations activities are designed to promote the Jamba brand image and differentiate it from competitors. Marketing and promotional efforts focus on providing consumers with simple, easy-to-adopt solutions for pursuing a healthy active lifestyle and we continuously endeavor to improve our social responsibility and environmental practices to achieve long-term sustainability. We believe our marketing efforts in fiscal 2017 extended our reach and relevance to consumers.

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

We buy certain produce and dairy using fixed priced or to-be-fixed priced purchase commitments to secure adequate supply of quality ingredients for our products. As a result, we have purchase obligations with certain suppliers for certain produce and dairy for various terms typically ranging from one year to three years. We depend on our relationships with our suppliers for our supply of produce, dairy and other products. While two distributors accounted for approximately 90% of the supplies delivered to our Company Stores, and also service our Franchise Stores, we believe, based on our established relationships with our suppliers, the risk of non-delivery on our purchase commitments is remote.

Our supply chain organization is funded by all stores across the Jamba System. This funding contributes to the cost of system-wide procurement and management of our supplies and supports our suppliers. The program allows for cost recovery of certain products purchased by Company Stores and Franchise Stores.

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

We compete most directly with regional smoothie stores, most of which are franchises of other smoothie brands. The rising popularity of convenient and healthy food items resulted in increased competition from non-smoothie retailers as they increased their offerings of smoothies and other juice-related products. As we increase our food offerings, we have placed ourselves into direct competition with other quick serve food concepts with well established businesses.

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

Management Information Systems

Each Company Store has computerized point-of-sale registers, which collect transaction data used to generate pertinent information, including sales transactions and product mix. Additionally, the point-of-sale system is used to authorize, batch and settle credit card data. All product prices are programmed into the point-of-sale register from the Company’s corporate office. Franchise Stores generally use the same point-of-sale registers as Company Stores, but may elect to use alternative systems provided Company approval and certain information is shared with the Company. Franchisees set their own menu prices, usually with guidance from the Company.

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

David A. Pace, Chief Executive Officer, age 59

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

Employees

As of January 2, 2018, we employed approximately 933 persons, approximately 105 of whom were at our corporate offices or part of our field, direct selling and franchise support, operations, accounting, information technology and legal. The remainder of our team members was comprised of Company Store management and hourly store personnel. The Company also hires a significant number of seasonal team members during its peak selling seasons of the spring and summer. Our team members are not covered by a collective bargaining agreement. We consider our employee relations to be good. We place a priority on staffing our stores and support center positions with highly skilled team members who embrace our culture and we invest in training programs to ensure the quality of our store operations.

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

3001 Dallas Parkway, Suite 140,

Frisco, Texas 75034

(469) 294-9749

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

We may continue to experience disruptions to our business resulting from the relocation of our corporate headquarters and data center in 2016 which could adversely affect our operations, operating results and financial condition.

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

As previously disclosed in our Form 12b-25 filings with respect to our Form 10-K for our fiscal years ended January 2, 2018 and January 3, 2017 and Form 10-Q for our quarters ended April 4, 2017, July 4, 2017 and October 3, 2017, our financial statements were delayed as a result of significant changes occurring in fiscal 2016, including the relocation of our corporate office in fiscal 2016.

In addition, a material weakness in internal control over financial reporting resulted for 2016. Management has remediated the material weakness by implementing a plan to assess risks of material misstatement over financial reporting, including the enhancement of internal controls activities, and training of key process owners, and with the oversight of the Audit Committee, dedicated significant incremental resources to successfully implement and test effectiveness of the enhanced control. As a result, throughout fiscal 2017, G&A expenses have been negatively impacted by the costs associated with the remediation plan, and the Company also expects additional associated expenses in fiscal 2018.

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

We have incurred net losses in seven of the last nine fiscal years. We may continue to incur net losses in the future, and we cannot assure you that we will ever sustain profitability. Continued losses could adversely affect our liquidity and cash reserves and could negatively affect our operating results.

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective for fiscal 2016. As described in Item 9A, we developed and implemented a remediation plan to address the material weakness in our internal control over financial reporting. We cannot, however, be certain that other material weaknesses and control deficiencies will not be discovered in the future. If additional material weaknesses or significant deficiencies in our internal controls are discovered or occur in the future, we may be unable to report our financial results accurately or on a timely basis, which could result in the loss of investor confidence and adversely affect the market price of our common stock.

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

The Jamba Juice® brand promise is to inspire and simplify healthful living. We believe we must preserve and grow the value of the Jamba Juice brands in order to be successful in building our business, and particularly in building a consumer products growth platform under the Jamba brands. Brand value is based in part on consumer perceptions, and the Jamba Juice brand has been highly rated in several recent brand studies. We intend to reinforce and extend these perceptions for the Jamba brands to help support our licensing efforts. Our brand building initiatives involve increasing our product offerings, opening new Franchise Stores and Jamba Juice Express platforms, and entering into licensing arrangements to increase awareness of our brands and create and maintain brand loyalty. Our franchisees and licensees are often authorized to use our logos and provide branded beverages, food and other products directly to customers. We provide training and support to, and monitor the operations of, these business partners, but the product quality and service they deliver may be diminished by any number of factors beyond our control, including financial pressures. We believe customers expect the same quality of products and service from our franchisees and licensees as they do from us. Any shortcoming of one of our business partners, particularly an issue affecting the quality of the service experience or the safety of beverages or food, may be attributed by customers to us, thus damaging our reputation and brand value and potentially affecting our results of operations. If our brand building initiatives are unsuccessful, or if business incidents occur that erode consumer perceptions of our brand, then the value of our products may diminish and we may not be able to implement our business strategy.

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

Labor is a primary component in the cost of operating our business. We compete with other employers in our markets for hourly workers and may become subject to higher labor costs as a result of such competition. We devote significant resources to recruiting and training our team members. A considerable number of the team members employed by us are paid at rates related to the federal minimum wage. Many of our Company Store team members work in stores located in states where the minimum wage is greater than the federal minimum wage and receive compensation equal to the state’s minimum wage. The current minimum wage in California for businesses with 26 or more employees increased to $11.00 per hour effective January 1, 2018, and increases each year until reaching $15.00 per hour in 2022.

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

Since 2014, we have engaged a third party service provider to provide outsourced accounting, IT, human resources and contract management services. This may allow us to achieve efficiencies and cost savings, in part, through a reduction in our workforce. If our outsourcing partner fails to perform at a sufficient level to ensure our efficient operation, we may not have the resources to timely and efficiently take over those functions, and our financial performance might be adversely impacted as a result.

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

Our financial performance is highly dependent on stores located in California. Stores located in California comprise over 92% of Company Stores and generate a significant portion of our Company Store revenue. These stores also comprise approximately 47% of our total global system stores. If geographic regions in which we have a high concentration of stores experience significant economic pressures, our sales and operating results could be negatively impacted. In addition, state and local laws, government regulations, weather conditions and natural disasters affecting California and other regions where we have a high concentration of stores may have a material impact upon our operating results.

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

In December of 2017, the U.S. government enacted comprehensive tax legislation that includes significant changes to the taxation of business entities, including, among other provisions, a permanent reduction to the corporate income tax rate. The Act also eliminates Alternative Minimum Tax (“AMT”) in post-2017 tax years for corporations. Notwithstanding the reduction in the corporate income tax rate and the elimination of AMT, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected.

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

Our current growth strategy is to continue to pursue an asset-light business model, and increasing the number of franchise locations as a percentage of all stores in the Jamba system. By emphasizing Franchise Store development, we receive an increasingly significant amount of our revenues in the form of royalties from our franchisees. Accordingly, the success of our business is increasingly dependent upon the operational and financial success of our franchisees. This strategy is subject to risks and uncertainties, which may be concentrated where any particular franchisee owns a significant number of franchise locations. While our franchise agreements set forth certain operational standards and guidelines, we have limited control over how our franchisees’ businesses are run, and any significant inability of our franchisees to operate successfully could adversely affect our operating results through decreased royalty payments. We may not be able to identify franchisee candidates with appropriate experience and financial resources or to negotiate mutually acceptable agreements with those that do. Our franchisee candidates may not have access to the financial or management resources that they need to open or continue operating the stores contemplated by their franchise agreements with us. In addition, franchisees may not be able to find suitable sites on which to develop new stores or negotiate acceptable lease terms for the sites, obtain the necessary permits and government approvals or meet construction schedules. If our franchisees incur too much debt or if economic or sales trends deteriorate such that they are unable to repay existing debt, it could result in financial distress or even possible insolvency or bankruptcy. Some of our franchisees experienced financial pressures during fiscal 2017, 2016 and 2015. If a significant number of our franchisees become financially distressed, this could harm our operating results through reduced or delayed royalty payments or increased rent obligations for leased properties on which we are contingently liable.

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

In fiscal 2016, the Company underwent significant changes in its business model, leadership, key personnel, and relocation of its corporate office. These changes resulted in a significant increase in non-routine transactions and impacted certain routine processes needed to effectively accumulate and present consolidated financial results. The Company identified that its risk assessment process, which was intended to identify new transactions and changes to existing processes and design appropriate control activities over financial reporting, was not sufficient to prevent or detect material misstatement in a timely basis. Consequently, in fiscal 2016, a material weakness in internal control over financial reporting resulted from ineffective risk assessment of material misstatement in financial reporting. As disclosed in Item 9A, management remediated the material weakness identified in fiscal 2016 in our internal control over financial reporting related to its risk assessment process.

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

The Company’s headquarters were relocated to Frisco, Texas from Emeryville, California in the fourth quarter of fiscal year 2016. The Frisco facility is occupied under a lease for approximately 25,000 square feet, at a cost of approximately $0.8 million per year with a lease term that expires on March 31, 2027. The Emeryville facility was occupied under a lease for approximately 37,000 square feet, at a cost of approximately $1.2 million per year and has a lease term that expired on January 31, 2017.

The Company, including our franchisees, currently operates all of its stores under leases and typically signs five to 15 year leases. The Company does not intend to purchase real estate for any of its sites in the future. The Company believes that the size and flexibility of its format provide it with a competitive advantage in securing sites. At January 2, 2018, the Company served its customers primarily through a combination of Company Stores, Franchise Stores and International Stores in 33 different States, the District of Columbia, Indonesia, Taiwan, Thailand, South Korea, the Philippines, and the Middle East.

	Store Count as of January 2, 2018
	Company Stores	Franchise & International Stores	Total
United States
Arizona	—	39	39
California	49	364	413
Colorado	—	23	23
Connecticut	—	2	2
Delaware	—	1	1
District of Columbia	—	3	3
Florida	—	27	27
Georgia	—	6	6
Hawaii	—	37	37
Idaho	—	10	10
Illinois	—	16	16
Indiana	—	1	1
Iowa	—	1	1
Kentucky	—	1	1
Louisiana	—	2	2
Maryland	—	7	7
Massachusetts	—	3	3
Michigan	—	3	3
Minnesota	—	8	8
Missouri	—	5	5
Nevada	—	17	17
New Jersey	—	9	9
New York	2	15	17
North Carolina	—	7	7
Ohio	—	4	4
Oklahoma	—	7	7
Oregon	—	24	24
Pennsylvania	—	9	9
Tennessee	—	3	3
Texas	2	35	37
Utah	—	23	23
Virginia	—	4	4
Washington	—	30	30
Wisconsin	—	3	3
Total in United States	53	749	802
International
Indonesia	—	5	5
Middle East	—	8	8
Philippines	—	27	27
South Korea	—	24	24
Taiwan	—	5	5
Thailand	—	2	2
Total International	—	71	71
Grand Total	53	820	873

ITEM 3.	LEGAL PROCEEDINGS

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

Market Information

The shares of Jamba, Inc. common stock are currently quoted on the NASDAQ Global Market under the symbol JMBA. The closing price per share of Jamba, Inc. common stock as reported on the NASDAQ Global Market on May 4, 2018, was $9.30.

The following table sets forth, for the fiscal quarter indicated, the quarterly high and low closing sales prices of our shares of common stock as reported on the NASDAQ Global Market, as applicable, for each quarter during the last two fiscal years.

	Common Stock
	High	Low
2017 First Quarter	10.35	8.86
2017 Second Quarter	8.69	6.77
2017 Third Quarter	10.15	7.45
2017 Fourth Quarter	8.95	7.65
2016 First Quarter	13.64	11.76
2016 Second Quarter	13.52	10.08
2016 Third Quarter	11.51	10.02
2016 Fourth Quarter	10.94	9.75

We have not historically paid any cash dividends on our common stock and do not currently have plans to pay any cash dividends. As of May 4, 2018, there were 90 holders of record of our common stock.

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

The table below summarizes the Company’s recent financial information. The historical information was derived from the Consolidated Financial Statements of Jamba, Inc. and subsidiary for the fiscal years ended January 2, 2018, January 3, 2017, December 29, 2015, December 30, 2014 and December 31, 2013. The data set forth below should be read in conjunction with the Consolidated Financial Statements and notes thereto in Item 8 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Statements of Operations Data

(In thousands, except share data and per share amounts)

	Fiscal Year Ended January 2, 2018 (2)	Fiscal Year Ended January 3, 2017 (1) (2)	Fiscal Year Ended December 29, 2015 (2)	Fiscal Year Ended December 30, 2014 (2)	Fiscal Year Ended December 31, 2013 (2)
Revenue:
Company stores	$44,673	$51,282	$137,025	$198,737	$212,887
Franchise and other revenue	26,253	28,341	24,651	19,311	16,362
Total revenue	70,926	79,623	161,676	218,048	229,249
Costs and operating expenses:
Cost of sales	10,231	12,601	33,737	52,236	52,211
Labor	15,653	17,872	44,732	61,749	62,015
Occupancy	6,487	7,659	18,951	27,630	29,350
Store operating	8,228	9,285	25,152	33,089	34,802
Depreciation and amortization	3,549	5,749	6,569	10,084	10,974
General and administrative	28,260	37,958	36,872	37,278	37,771
Loss (gain) on disposal of assets	688	790	(21,609)	(2,957)	(3,153)
Store pre-opening	711	1,224	1,031	763	880
Impairment of long-lived assets	—	3,410	2,523	175	728
Store lease termination and closure	297	4,160	1,669	575	148
Other operating, net	15	1,083	1,795	726	1,155
Total costs and operating expenses	74,119	101,791	151,422	221,348	226,881
Income (loss) from operations	(3,193)	(22,168)	10,254	(3,300)	2,368
Other income (expenses):
Interest income	105	250	137	74	9
Interest expense	(325)	(439)	(220)	(195)	(242)
Total other income (expenses), net	(220)	(189)	(83)	(121)	(233)
Income (loss) before income taxes	(3,413)	(22,357)	10,171	(3,421)	2,135
Income tax (expense) benefit	671	(79)	(701)	(168)	(55)
Net income (loss)	(2,742)	(22,436)	9,470	(3,589)	2,080
Preferred stock dividends and deemed dividends	—	—	—	—	(588)
Less: Net income attributable to noncontrolling interest	—	—	52	43	—
Net income (loss) attributable to Jamba, Inc.	$(2,742)	$(22,436)	$9,418	$(3,632)	$1,492
Weighted-average shares used in the computation of income (loss) per share attributable to Jamba, Inc.:
Basic	15,513,028	15,229,102	15,787,806	17,197,904	16,793,235
Diluted	15,513,028	15,229,102	16,228,033	17,197,904	17,222,030
Income (loss) per share attributable to Jamba, Inc. common shareholders:
Basic	$(0.18)	$(1.47)	$0.60	$(0.21)	$0.09
Diluted	$(0.18)	$(1.47)	$0.58	$(0.21)	$0.09

(1)	Fiscal year ended January 3, 2017 contains the results of operations for 53 weeks.
(2)	Share and per share data have been adjusted for all periods presented to reflect a five-for-one reverse stock split effective May 31, 2013.

Selected Balance Sheet and Operating Data

(In thousands, fiscal years ended)

	January 2, 2018	January 3, 2017	December 29, 2015	December 30, 2014	December 31, 2013
Cash and cash equivalents	$10,030	$7,133	$19,730	$17,750	$32,386
Total assets	40,648	41,620	69,616	92,489	97,916
Total liabilities	55,222	55,397	64,625	75,744	71,074
Total shareholders’ (deficit) equity	(14,574)	(13,777)	4,991	16,745	26,842
Total liabilities and shareholders’ (deficit) equity	40,648	41,620	69,616	92,489	97,916
Selected Operating Data(2)
Percentage change in Company Store comparable sales(1)	(1.3)%	0.8%	1.5%	2.8%	0.5%
Total Company Stores	53	66	70	263	268
Total Franchise Stores - Domestic	749	726	706	504	499
Total International Stores	71	70	75	62	48
Total Stores	873	862	851	829	815

(1)

Percentage change in Company Store comparable sales compares the sales of Company Stores during the current fiscal year to the sales from the same Company Stores for the prior fiscal year. A Company Store is included in this calculation after its first full fiscal year of operations. Sales from Franchise and International Stores are not included in the Company Store comparable sales.

(2)	As communicated on March 20, 2017, the Company now excludes Express format stores counts.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

JAMBA, INC. OVERVIEW

Jamba, Inc. through its wholly-owned subsidiary, Jamba Juice Company, is a global healthy lifestyle brand that inspires and simplifies healthful living through freshly blended whole fruit and vegetable smoothies, bowls, juices, cold-pressed shots, boosts, snacks, and meal replacements. Jamba’s blends are made with premium ingredients free of artificial flavors and preservatives so guests can feel their best and blend the most into life.

We operate on a 52 or 53 week fiscal year ending on the Tuesday closest to December 31st. Our fiscal quarters are comprised of 13 weeks, with the exception of the fourth quarter of a 53 week year, which contains 14 weeks. Fiscal year 2017 contained 52 weeks, fiscal year 2016 contained 53 weeks and 2015 contained 52 weeks.

Fiscal 2017 Financial and Business Highlights

•

Franchisees opened 49 new Jamba Juice stores globally; which included 25 traditional stores, 10 non-traditional stores, 4 drive thru stores and 10 International Stores. In addition, one non-traditional Company-store opened in 2017.

•	At January 2, 2018, there were 873 stores globally, including 53 Domestic Company Stores, 749 Domestic Franchise Stores and 71 International Franchise Stores.
•

Total revenue for the year decreased $8.7 million to $70.9 million from $79.6 million for the prior year. primarily due to the decline in comparable store sales, store closures and the exit of JambaGO® and Ready to Drink during fiscal year 2016. Additionally, the refranchising of the Chicago market area resulted in fewer number of Company Stores due to our transition to an asset-light model further impacting revenue.

•

Company Store comparable sales decreased 1.3%. System-wide comparable sales (includes both Company and Franchise stores) declined 0.5% for the year. System-wide and Franchise Store comparable store sales are non-GAAP financial measures and represent the change in year-over-year sales, for stores opened for at least one full fiscal year.

•	Net loss for fiscal 2017 improved to $2.7 million compared to $22.4 million for fiscal 2016.
•

In the second quarter of fiscal 2017 we completed the refranchising of 13 company-owned operations in the Chicago area. The transaction included a development agreement to grow the market over the next several years.

RESULTS OF OPERATIONS

The discussion that follows should be read in conjunction with the Consolidated Financial Statements and notes thereto. The following table sets forth selected operating data as a percentage of total revenue (unless otherwise noted), of certain items included in our Consolidated Statements of Operations, for the periods indicated.

	Fiscal Year Ended (1)
	January 2, 2018	January 3, 2017	December 29, 2015
Revenue:
Company stores	63.0%	64.4%	84.8%
Franchise and other revenue	37.0%	35.6%	15.2%
Total revenue	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of sales	22.9%	24.6%	24.6%
Labor	35.0%	34.9%	32.6%
Occupancy	14.5%	14.9%	13.8%
Store operating	18.4%	18.1%	18.4%
Depreciation and amortization	5.0%	7.2%	4.1%
General and administrative	39.8%	47.7%	22.8%
Loss (gain) on disposal of assets	1.0%	1.0%	(13.4)%
Store pre-opening	1.0%	1.5%	0.6%
Impairment of long-lived assets	0.0%	4.3%	1.6%
Store lease termination and closure	0.4%	5.2%	1.0%
Other operating, net	0.0%	1.4%	1.1%
Total costs and operating expenses	104.5%	127.8%	93.7%
Income (loss) from operations	(4.5)%	(27.8)%	6.3%
Other income (expenses):
Interest income	0.1%	0.3%	0.1%
Interest expense	(0.5)%	(0.6)%	(0.1)%
Total other income (expenses), net	(0.3)%	(0.2)%	(0.1)%
Income (loss) before income taxes	(4.8)%	(28.1)%	6.3%
Income tax (expense) benefit	0.9%	(0.1)%	(0.4)%
Net income (loss)	(3.9)%	(28.2)%	5.9%
Less: Net income attributable to noncontrolling interest	0.0%	0.0%	(0.1)%
Net income (loss) attributable to Jamba, Inc.	(3.9)%	(28.2)%	5.8%

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

Company-owned stores that were sold in refranchising transactions are included in the store base for each accounting period of the fiscal quarter in which the store was sold to the extent the sale is consummated at least three days prior to the end of such accounting period, but only for the days such stores have been company-owned. Thereafter, such stores are excluded from the store base until such stores have been franchise-operated for at least one full fiscal period at which point such stores are included in the store base and compared to sales in the comparable period of the prior year. Comparable store sales include closed locations for the periods in which they have comparable sales.

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

As a result of the 53-week fiscal 2016, reported 2017 comparable sales for fiscal comparisons are offset by one week. The comparable sales calculations presented in this Form 10-K accurately reflect the change in sales for comparable stores in the reported fiscal period. However, as a result of the one week offset, management also reviewed and previously reported comparable sales calculations on a calendar, rather than fiscal basis. Management believes this calendar comparison offers a clearer understanding of comparable sales performance of the business as it compares truly comparable time periods, rather than fiscal periods that compare periods with a one week shift.

During fiscal 2016, we underwent significant changes in our business model, leadership, key personnel, and relocation of our corporate office. These changes resulted in a significant increase in non-routine transactions and impacted certain routine processes needed to effectively accumulate and present consolidated financial results. We identified that our risk assessment process, which was intended to identify new transactions and changes to existing processes and design appropriate control activities over financial reporting, was not sufficient to prevent or detect material misstatement on a timely basis. Consequently, a material weakness in internal control over financial reporting resulted for fiscal 2016. As described in “ITEM 9A. Controls and Procedures,” management has remediated the material weakness by implementing a plan to assess risks of material misstatement over financial reporting, including the enhancement of internal control activities, and training of key process owners. Management, with the oversight of the Audit Committee dedicated significant incremental resources to successfully implement and test effectiveness of the enhanced controls throughout fiscal 2017. G&A expenses have been negatively impacted by costs in connection with the remediation plan in fiscal 2017 and the Company also expects additional associated expenses in fiscal 2018.

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

Key Financial Metrics

The following table sets forth operating data that do not otherwise appear in our Consolidated Financial Statements for the periods indicated:

	Fiscal year ended
Increase / (decrease)	January 2, 2018	January 3, 2017(3)	December 29, 2015
Percentage change in company store sales
Company stores(1)	(1.3)%	0.8%	1.5%
Franchise stores	(0.4)%	(0.3)%	2.7%
System-wide(2)	(0.5)%	(0.2)%	2.3%
Percentage change in comparable company store sales
Traffic	(4.7)%	(2.4)%	(3.5)%
Average check	3.4%	3.2%	5.0%
Total comparable company store sales	(1.3)%	0.8%	1.5%

Certain percentage amounts do not sum to total due to rounding.

(1)

Percentage change in comparable sales compares sales during the current fiscal year to sales from the same stores for the prior fiscal year. A store is included in this calculation after its first full fiscal year of operations. Company Store comparable sales excludes sales from Franchise and International Stores. Franchise Store comparable sales excludes sales from Company and, International Stores. Closed locations are included for the periods in which they have comparable sales.

(2)

Percentage change in system-wide comparable sales compares the combined sales of Company and Franchise Stores, during the current fiscal year to the combined sales from the same Company and Franchise Stores for the prior fiscal year. A Company or Franchise Store is included in this calculation after its first full fiscal period of operations. System-wide comparable store sales excludes International Stores, Jamba Juice Express, and JambaGO® locations. Closed locations are included for the periods in which they have comparable sales.

(3)	Year ended January 3, 2017 amounts are calculated based on 52 weeks.

The following table sets forth certain data relating to Company Stores, Franchise Stores and International Stores for the periods indicated:

	Fiscal Year Ended
	January 2, 2018	January 3, 2017(1)	December 29, 2015(1)
Company Stores:
Beginning of year	66	70	263
Company Stores opened	1	2	—
Company Stores acquired from franchisees	—	—	2
Company Stores closed	(1)	(5)	(16)
Company Stores sold to franchisees	(13)	(1)	(179)
Total Company Stores	53	66	70

	Fiscal Year Ended
	January 2, 2018	January 3, 2017(1)	December 29, 2015(1)
Franchise Stores - Domestic:
Beginning of year	726	706	504
Franchise Stores opened	39	44	44
Franchise Stores purchased by Company	—	—	(2)
Franchise Stores closed	(29)	(25)	(19)
Franchise Stores purchased from Company	13	1	179
Total Franchise Stores - Domestic	749	726	706

	Fiscal Year Ended
	January 2, 2018	January 3, 2017(1)	December 29, 2015(1)
International Stores:
Beginning of year	70	75	62
International Stores opened	10	19	22
International Stores closed	(9)	(24)	(9)
Total International Stores	71	70	75
Grand Total	873	862	851

(1)	As communicated on March 20, 2017, the Company now excludes Express format stores counts. Store counts exclude Express in both 2016 and 2017 for comparability.

Revenue

Fiscal Year 2017 to Fiscal Year 2016

Total revenue is comprised of the revenue from Company Stores, royalties and fees from Franchise Stores in the U.S. and from International Stores, income from JambaGO® locations and license income from sales of Jamba-branded Consumer Packaged Goods (“CPG”) products.

The following table summarizes revenue for the periods indicated (dollars in thousands):

	Fiscal Year Ended January 2, 2018	% of Total Revenue	Fiscal Year Ended January 3, 2017	% of Total Revenue
Revenue:
Company Stores	$44,673	63.0%	$51,282	64.4%
Franchise and other revenue	26,253	37.0%	28,341	35.6%
Total revenue	$70,926	100.0%	$79,623	100.0%

Total revenue in fiscal year 2017, decreased by $8.7 million, or 10.9%, compared to fiscal year 2016. The decrease is primarily due to a reduction in the number of Company Stores for fiscal year 2017 compared to fiscal year 2016 due to refranchising activity and the exit of JambaGO®. We ended fiscal 2017 owning 53 Company Stores compared to 66 at the end of the prior year. Reductions in revenue were partially offset by an increase in the number of Franchise and International Stores in fiscal year 2017 as compared to fiscal year 2016.

Company Store revenue

Company Store revenue in fiscal year 2017, decreased by $6.6 million or 12.9% compared to fiscal year 2016. The reduction in Company Store revenue is due to a reduction in the number of Company Stores as a result of refranchising activities, a reduction in the number of weeks in the fiscal year from 53 in fiscal 2016 to 52 in fiscal 2017, and the decline in comparable store sales, as illustrated by the following table (dollars in thousands):

Company Store Increase / (Decrease) in Revenue 2017 vs. 2016
Company Store comparable sales increase / (decrease)	$(555)
Impact of 53rd operating week	(591)
Reduction in Company Store, net	(5,463)
Total change in Company Store revenue	$(6,609)

Company Store comparable sales decreased by $0.6 million in fiscal year 2017, or 1.3%, attributable to a decrease of 4.7% in transaction count, partially offset by an increase in the average check amount of 3.4%.

Franchise and other revenue

Franchise and other revenue in fiscal year 2017, decreased by $2.1 million, or 7.4%, compared to fiscal year 2016. The decrease was primarily due to the exit of JambaGO® and decreases in Franchise Store comparable store sales, partially offset by royalties generated from the net increase in the number of Franchise and International Stores. The number of Franchise Stores and International Stores grew to 820 as of January 2, 2018 compared to 796 as of January 3, 2017.

Fiscal Year 2016 to Fiscal Year 2015

Total revenue in fiscal year 2016 decreased $82.1 million, or 50.8%, compared to fiscal year 2015. The following table summarizes revenue for the periods indicated (dollars in thousands):

	Fiscal Year Ended January 3, 2017	% of Total Revenue	Fiscal Year Ended December 29, 2015	% of Total Revenue
Revenue:
Company Stores	$51,282	64.4%	$137,025	84.8%
Franchise and other revenue	28,341	35.6%	24,651	15.2%
Total revenue	$79,623	100.0%	$161,676	100.0%

Company Store revenue

Company Store revenue in fiscal year 2016 decreased by $85.7 million or 62.6% compared to fiscal year 2015. The decrease in Company Store revenue is primarily due to the reduction of 179 Company Stores due to our refranchising strategy, partially offset by the increase in comparable store sales and the 53rd fiscal week, as illustrated by the following table (dollars in thousands):

Company Store Increase / (Decrease) in Revenue 2016 vs. 2015
Company Store comparable sales increase / (decrease)	$388
Impact of 53rd operating week	735
Reduction in Company Store, net	(86,866)
Total change in Company Store revenue	$(85,743)

Company Store comparable sales increased by $0.4 million in fiscal 2016, or 0.8%, attributable to a 3.2% increase in average check, offset by a 2.4% decrease in transaction count. The increase in average check was driven by product mix as we continue to increase the sales in bowl and higher ticket items.

Franchise and other revenue

Franchise and other revenue in fiscal year 2016, increased by $3.7 million, or 15.0%, compared to fiscal year 2015. The increase was primarily due to royalties received on a larger base of Franchise and International Stores, fees recognized and the 53rd fiscal week and partially offset by Franchise Store comparable store sales decrease of 0.3%. Other revenue, which primarily includes revenue from CPG and JambaGO®, decreased by $1.5 million or 25.6% to $4.3 million, compared to $5.8 million in fiscal year 2015.

The number of Franchise Stores and International Stores grew to 796 as of January 3, 2017 compared to 781 as of December 29, 2015.

Cost of sales

Cost of sales is primarily comprised of produce, dairy, and other products used to make smoothies and juices and paper products. The following table summarizes cost of sales for the periods indicated (dollars in thousands):

	Fiscal Year Ended
	January 2, 2018	January 3, 2017	December 29, 2015	% Change in 2017	% Change in 2016
Cost of sales	$10,231	$12,601	$33,737	(18.8)%	(62.6)%
Percentage of company stores revenue	22.9%	24.6%	24.6%

Cost of sales in fiscal year 2017 as a percentage of Company Store revenue, decreased 1.7% compared to fiscal year 2016, primarily due to favorable commodity costs led by strawberries and mangos, and menu price increases. Cost of sales for fiscal year 2017 decreased by $2.4 million compared to fiscal year 2016, primarily due to the decrease in number of Company Stores.

Cost of sales in fiscal year 2016 as a percentage of Company Store revenue, was unchanged compared to fiscal 2015 primarily due to favorable commodity pricing driven by strawberries and mangos and menu price increases, partially offset by product mix shift, increased discounts and change in store base. Cost of sales for fiscal year 2016 decreased by $21.1 million compared to fiscal year 2015, primarily due to the decrease in number of Company Stores as a result of our transition to an asset-light model.

Labor

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. The following table summarizes labor costs for the periods indicated (dollars in thousands):

	Fiscal Year Ended
	January 2, 2018	January 3, 2017	December 29, 2015	% Change in 2017	% Change in 2016
Labor	$15,653	$17,872	$44,732	(12.4)%	(60.0)%
Percentage of company stores revenue	35.0%	34.9%	32.6%

The 0.1% increase in labor in fiscal year 2017, as a percentage of Company Store revenue, was primarily attributable to increased wage rates, partially offset by changes in the composition of the store base. Labor costs for fiscal year 2017 decreased $2.2 million compared to fiscal year 2016 primarily due to the decrease in number of Company Stores.

The 2.3% increase in labor in fiscal year 2016, as a percentage of Company Store revenue, was primarily attributable to the change in store base, increased wage rates, and reduced labor efficiency due to outages in the Company’s labor scheduling system in the second and third quarters of 2016. These charges are partially offset by lower fringe benefits driven by worker’s comp. Labor costs for fiscal year 2016 decreased by $26.9 million compared to fiscal year 2015, primarily due to the decrease in number of Company Stores as a result of our transition to an asset-light model.

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes, licenses and property insurance for all Company Store locations. The following table summarizes occupancy costs for the periods indicated (dollars in thousands):

	Fiscal Year Ended
	January 2, 2018	January 3, 2017	December 29, 2015	% Change in 2017	% Change in 2016
Occupancy	$6,487	$7,659	$18,951	(15.3)%	(59.6)%
Percentage of company stores revenue	14.5%	14.9%	13.8%

The 0.4% decrease in occupancy costs in fiscal year 2017, as a percentage of Company Store revenue, was primarily due to changes in the composition of the store base partially offset by reduced leverage due to the decrease in sales. Occupancy costs for fiscal year 2017 decreased by $1.2 million compared to fiscal year 2016, primarily due to the decrease in number of Company Stores.

The 1.1% increase in occupancy costs in fiscal year 2016, as a percentage of Company Store revenue, was primarily due to common area maintenance, property taxes, rent and insurance and partially offset by sales leverage. Occupancy costs for fiscal year 2016 decreased by $11.3 million compared to fiscal year 2016, primarily due to the decrease in number of Company Stores as a result of our transition to an asset-light model.

Store operating expenses

Store operating expenses consist of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses. The following table summarizes store operating expenses for the periods indicated (dollars in thousands):

	Fiscal Year Ended
	January 2, 2018	January 3, 2017	December 29, 2015	% Change in 2017	% Change in 2016
Store operating	$8,228	$9,285	$25,152	(11.4)%	(63.1)%
Percentage of company stores revenue	18.4%	18.1%	18.4%

The 0.3% increase in store operating expense in fiscal year 2017, as a percentage of Company Store revenue, was primarily due to higher repairs, reduced leverage due to the decrease in sales, and change in composition of the store base. Total store operating expenses for fiscal year 2017 decreased by $1.1 million compared to fiscal year 2016, primarily due to the decrease in the number of Company Stores.

The 0.3% decrease in store operating expense in fiscal year 2016, as a percentage of Company Store revenue, was primarily due to lower store-level advertising costs and sales leverage, partially offset by higher software and credit card expenses. Total store operating expenses for fiscal year 2016 decreased by $15.9 million compared to fiscal year 2015, primarily due to the decrease in the number of Company Stores as a result of our transition to an asset-light model.

Depreciation and amortization

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. The following table summarizes depreciation and amortization for the periods indicated (dollars in thousands):

	Fiscal Year Ended
	January 2, 2018	January 3, 2017	December 29, 2015	% Change in 2017	% Change in 2016
Depreciation and amortization	$3,549	$5,749	$6,569	(38.3)%	(12.5)%
Percentage of total revenue	5.0%	7.2%	4.1%

The decrease in depreciation and amortization in fiscal year 2017, was primarily due to the disposition of assets from the previous Emeryville headquarters and store refranchising activity. The decrease in depreciation and amortization in fiscal year 2016, was primarily due to the discontinuation of depreciation relating to stores refranchised in the prior year which were partially offset by an increase in depreciation relating to capitalized information technology corporate programs and a correction of an immaterial prior period adjustment which overstated depreciation expense by approximately $0.2 million for fiscal year 2016.

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

	Fiscal Year Ended
	January 2, 2018	January 3, 2017	December 29, 2015	% Change in 2017	% Change in 2016
General and administrative	$28,260	$37,958	$36,872	(25.5)%	2.9%
Percentage of total revenue	39.8%	47.7%	22.8%

Total G&A expenses for fiscal year 2017 decreased by $9.7 million compared to fiscal year 2016. The decrease is primarily due to lower 2017 expenses related to our Support Center relocation to Frisco, Texas compared to 2016, efficiencies gained from corporate structure changes resulting from our shift to an asset light model, and lower legal fees. These cost reductions were partially offset by an increase in audit and related expenses.

Total G&A expenses for fiscal year 2016 increased by $1.1 million compared to fiscal year 2015. The increase was primarily due to costs related to our relocation to Frisco, Texas and legal settlement and liability for ongoing legal action and a correction for an immaterial understatement of prior period expenses in fiscal year 2016 which were partially offset by a decline in share-based compensation expenses and lower expenses related to our organizational changes resulting from our shift to an asset-light model. The increase in G&A expenses in fiscal year 2016 as a percentage of total revenue is primarily due to a fewer number of Company Stores contributing revenue as a result of our transition to an asset-light model.

Loss (gain) on disposal of assets

Loss (gain) on disposal of assets includes losses or gains from the sales of related furniture, fixtures and equipment and refranchising of Company Stores. The following table summarizes disposal of assets expenses for the periods indicated (dollars in thousands):

	Fiscal Year Ended
	January 2, 2018	January 3, 2017	December 29, 2015	% Change in 2017	% Change in 2016
(Loss) gain on disposal of assets	$688	$790	$(21,609)	(12.9)%	(103.7)%
Percentage of total revenue	1.0%	1.0%	(13.4)%

Loss on disposal of assets decrease by $0.1 million in fiscal 2017 compared to fiscal year 2016, primarily due to an increase in disposal of fixed assets which related to the relocation of the Company’s headquarters from Emeryville, California to Frisco, Texas in December 2016 partially offset by an increase in loss from refranchising Company-owned stores in the Chicago area which was completed in fiscal 2017.

For the fiscal year 2016, the Company recognized a loss on disposal of assets of $0.8 million compared to a gain of $21.6 million in fiscal year 2015. In fiscal 2016, the decrease in the disposal of assets gain relates to the gain on refranchising 179 Company Stores in fiscal 2015 relating to our transition to an asset-light model as well as a correction of an understated prior period loss.

Store pre-opening

Store pre-opening consists of costs incurred in connection with start-up and promotion of new store openings as well as rent from possession date to store opening date are expensed as incurred.

The following table summarizes store pre-opening for the periods indicated (dollars in thousands):

	Fiscal Year Ended
	January 2, 2018	January 3, 2017	December 29, 2015	% Change in 2017	% Change in 2016
Store pre-opening	$711	$1,224	$1,031	(41.9)%	18.7%
Percentage of total revenue	1.0%	1.5%	0.6%

For the fiscal year 2017, store pre-opening decreased by $0.5 million compared to fiscal year 2016. The decrease was due to pre-opening rent related to a Company store opened in fiscal 2017 compared to two Company stores in fiscal 2016. In addition, the decrease reflects a decrease in franchise store openings, 49 franchise stores opened in fiscal 2017 compared to 63 in fiscal 2016.

For the fiscal year 2016, store pre-opening increased by $0.2 million compared to fiscal year 2015. The increase was primarily related to the opening of two Company Stores in fiscal 2016 and also juice bar remodels in fiscal 2016.

Impairment of long-lived assets

We evaluate long-lived assets for impairment when facts and circumstances indicate that the carrying values of long-lived assets may not be recoverable.

The following table summarizes impairment of long-lived assets expenses for the periods indicated (dollars in thousands):

	Fiscal Year Ended
	January 2, 2018	January 3, 2017	December 29, 2015	% Change in 2017	% Change in 2016
Impairment of long-lived assets	$—	$3,410	$2,523	(100.0)%	35.2%
Percentage of total revenue	0.0%	4.3%	1.6%

For the fiscal year 2017, impairment of long-lived assets decreased by $3.4 million compared to fiscal year 2016. The Company had no impairment during the fiscal year 2017; the losses in fiscal year 2016 were related to impairment of fixed assets associated with JambaGO® exit and several operating stores.

For the fiscal year 2016, impairment of long-lived assets increased by $0.9 million compared to fiscal year 2015. The increase was primarily related to the loss recorded to reflect assets associated with JambaGO® exit and other long-lived assets.

Store lease termination and closure

Store lease termination and closure costs consists of expenses incurred when closing a store. At the date the Company ceases use of a store under an operating lease, a liability is recorded for the net present value of any remaining lease obligations, net of estimated sublease income, if any.

The following table summarizes store lease termination expenses for the periods indicated (dollars in thousands):

	Fiscal Year Ended
	January 2, 2018	January 3, 2017	December 29, 2015	% Change in 2017	% Change in 2016
Store lease termination and closure	$297	$4,160	$1,669	(92.9)%	149.3%
Percentage of total revenue	0.4%	5.2%	1.0%

For the fiscal year 2017, store lease termination and closure decreased by $3.9 million compared to fiscal year 2016. The decrease was primarily related to closing a newer Company Store and related fixed asset disposals before lease expiration in fiscal 2016.

For the fiscal year 2016, store lease termination and closure increased by $2.5 million compared to fiscal year 2015. The increase was primarily related to closing a newer Company Store and related fixed assets before lease expiration.

Other operating, net

Other operating, net consists of income from breakage from our gift cards (known as jambacard®), gift card-related fees, expenses related to our franchisees, sublease income, international expenses, gain/loss on investments, bad debt expense and CPG and JambaGO® activities. The following table summarizes other operating, net for the periods indicated (dollars in thousands):

	Fiscal Year Ended
	January 2, 2018	January 3, 2017	December 29, 2015	% Change in 2017	% Change in 2016
Other operating, net	$15	$1,083	$1,795	(98.6)%	(39.7)%
Percentage of total revenue	0.0%	1.4%	1.1%

For the fiscal year 2017, other operating, net decreased by $1.1 million compared to fiscal year 2016. The decrease is primarily related to the exit of JambaGO®.

For the fiscal year 2016, other operating, net decreased by $0.7 million compared to fiscal year 2015, changes in the components of other operating, net include an increase in sublease income from a higher number of subleased refranchise stores, a decrease in CPG and JambaGO® direct expense, a decrease in franchise related expenses and a correction for an immaterial understatement of prior period expenses and a decrease in franchise expenses. These changes were partially offset by a decrease in gift card breakage income.

Income tax expense/benefit

Income tax benefit in fiscal 2017 was $0.7 million compared to an income tax expense of $0.1 million for fiscal 2016. Our effective income tax rates were 19.7% and 0.4% for the fiscal years 2017 and 2016, respectively. Although the Company is in a taxable loss position in both fiscal years 2017 and 2016, the Company was able to release a portion of the valuation allowance against its alternative minimum tax (“AMT”) credit due to tax law changes, mainly the change in the deferred tax rate from 34% to 21%.

We recorded income tax expense for fiscal year 2016 and fiscal year 2015 and our effective income tax rates were 0.4% and 6.9%, respectively.  The decrease in income tax expense was primarily due to the fact that the Company had a large pre-tax net loss in fiscal year 2016.

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

Gift Card Breakage

We sell our gift cards to our customers in our retail stores, through our website at www.jambajuice.com and through our resellers. We have sold gift cards since November of 2002. The gift card works as a reloadable card. At the time of the initial load, in an amount between $5 and $500, we record an obligation that is reflected as gift card liability on the Consolidated Balance Sheets. We relieve the liability and record the related revenue at the time a customer redeems any part of the amount on the card. The card does not have any expiration provisions and is not refundable, except as otherwise required by law.

We recognize income from gift cards when (i) the gift card is redeemed by the customer or (ii) the likelihood of the gift card being redeemed by the customer is remote (also referred to as “breakage”), and we determine that we do not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. We determine the gift card breakage amount based upon historical redemption patterns. We review the activity and then conclude that after a certain amount of inactivity the likelihood of redemption becomes remote, and we recognize breakage at that time. Gift card breakage income is included in other operating, net in the Consolidated Statements of Operations. If the historical redemption pattern changes, our financial statements could be materially affected.

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

Share-based Compensation

The Company’s share-based compensation relates to stock options and restricted stock units.  We account for share-based compensation at fair value. Compensation expense is recognized for any unvested stock option awards and time-based restricted stock awards on a straight-line basis or ratably over the requisite service period, generally three or four years. The fair value of stock options granted is estimated at the date of grant using a Black-Scholes option-pricing model. Option valuation models, including Black-Scholes, require the input of subjective assumptions, including expected volatility, risk-free rate, expected term, and estimated dividend yield, and changes in the assumptions used can materially affect the grant date fair value of an award. Judgment is applied in determining the assumptions for computing the fair value of share-based compensation. Prior to fiscal 2017, for all award types, the Company made assumptions for the number of awards that would ultimately not vest (“forfeitures”) in determining the share-based compensation expense for these awards. The Company used historical data to estimate expected employee behaviors related to option exercised and forfeit. Compensation expense was trued up for actual forfeitures if different than the estimate. Beginning in fiscal 2017, the Company recognizes forfeitures as they occur.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Summary

The following table summarizes our cash flows for each of the past three fiscal years ended (in thousands):

	January 2, 2018	January 3, 2017	December 29, 2015
Net cash provided by (used in) operating activities	$4,072	$(7,044)	$(14,610)
Net cash provided by (used in) investing activities	(1,875)	(6,637)	42,344
Net cash provided by (used in) financing activities	700	1,084	(25,754)
Net increase (decrease) in cash and cash equivalents	$2,897	$(12,597)	$1,980

Liquidity

January 2, 2018, we had cash and cash equivalents of $10.0 million compared to $7.1 million in cash and cash equivalents as of January 3, 2017. As of January 2, 2018 and January 3, 2017, we had no short term or long term debt. For fiscal year 2017, cash provided by operating activities was $4.1 million.

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

To acquire the New Credit Agreement, the Company incurred upfront fees, which are being amortized over the term of the Credit Agreement. As of January 2, 2018, the unamortized commitment fee for the New Credit Agreement was not material and is recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets.

As of January 2, 2018, the Company was in compliance with the financial covenants to the New Credit Agreement. Since the inception of the Wells Fargo line of credit and the New Credit Agreement, we did not borrow on the facilities and utilized them primarily for collateral against letters of credit, which reduce the amount available to draw. As of January 2, 2018, there were $0.3 million letters of credit outstanding.  In the future, we may enter equipment leasing arrangements and incur additional indebtedness as necessary and as permitted under our New Credit Agreement. We cannot assure, however, that such financing will be available on favorable terms or at all. The adequacy of our available funds will depend on many factors, including the macroeconomic environment, the operating performance of our Company Stores, the successful expansion of our franchise and licensing programs and the successful rollout and consumer acceptance of our new beverage and food initiatives. Given these factors, our foremost priorities for the near term continue to be preserving and generating cash sufficient to fund our liquidity needs.

Operating Activities

Net cash provided by operating activities was $4.1 million in fiscal 2017, compared to net cash used of $7.0 million in fiscal 2016, reflecting an increase in cash flows provided by operating activities of $11.1 million. The change in cash provided by operating activities was primarily due to the net loss of $2.7 million in fiscal 2017, versus net loss of $22.4 million in fiscal 2016, adjusted for a decrease in non-cash items (approximately $11.4 million) and an increase of cash used in operating assets and liabilities (approximately $3.6 million). Cash flows relating to operating assets and liabilities increased compared to prior year primarily due to our asset-light model initiative and also an increase in the accrued gift card liability. The Company expects that operating cash flow will be generated through a combination of Company Store profitability and franchise royalty fees and a reduced cost structure.

Net cash used in operating activities was $7.0 million in fiscal 2016, compared to $14.6 million in fiscal 2015, reflecting a decrease in cash flows used in operating activities of $7.6 million. The change in cash used in operating activities was primarily due to the net loss of $22.4 million in fiscal 2016, versus net income of $9.5 million in fiscal 2015, adjusted for an increase in non-cash items (approximately $33.1 million) and an increase of cash used in operating assets and liabilities (approximately $6.4 million). Cash flows relating to operating assets and liabilities increased compared to prior year primarily due to our asset-light model initiative.

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

Investing Activities

Net cash used in investing activities was $1.9 million in fiscal 2017, compared to $6.6 million in fiscal 2016. The $4.7 million change in net cash used in investing activities during fiscal 2017 was due to a decrease in capital expenditures. Fiscal 2016 included capital expenditures related to the headquarter move to Frisco, TX.

Net cash used in investing activities was $6.6 million in fiscal 2016, compared to net cash provided by investing activities of $42.3 million in fiscal 2015. The $48.9 million change in net cash used in investing activities during fiscal 2016 was primarily due to a decrease in proceeds from disposal of fixed assets (approximately $49.9 million) due to our transition to an asset-light model that occurred in fiscal year 2015.

Financing Activities

Net cash provided by financing activities was $0.7 million in fiscal 2017, compared to $1.1 million in fiscal year 2016. The $0.4 million change in net cash provided by financing activities was primarily due to the exercise of stock options.

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

Contractual Obligations

The following table summarizes contractual obligations and borrowings as of January 2, 2018, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods. We expect to fund these commitments primarily with operating cash flows generated in the normal course of business (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 - 2 Years	3 - 4 Years	5 or More Years
Operating lease obligations(1)	$105,429	$24,601	$21,605	$31,081	$28,142
Purchase obligations(2)	27,153	18,626	1,570	2,783	4,174
Total	$132,582	$43,227	$23,175	$33,864	$32,316

(1)

Our wholly owned subsidiary, Jamba Juice Company, is a party to each Company Store and certain refranchised stores’ lease obligation. The operating lease obligations represent future minimum lease payments under non-cancelable operating leases and lease termination fees as of January 2, 2018. The minimum lease payments do not include common area maintenance (“CAM”) charges, insurance, contingent rent obligations or real estate taxes, which are also required contractual obligations under our operating leases. In the majority of our operating leases, CAM charges are not fixed and can fluctuate from year to year. Total CAM charges, insurance, contingent rent obligations, license, permits and real estate taxes related to Company Stores and the corporate support center for our fiscal year ended January 2, 2018 were $2.2 million.

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

INFLATION

Historically, inflation has not had a material effect on our results of operations. However, we experienced inflationary impacts on food and beverage costs and labor rates during the current year. Based on currently enacted legislation related to state and/or county mandated minimum wage laws, we may continue to experience labor rate inflation in the coming years. In addition, some of our leases require us to pay taxes, maintenance, repairs and utilities and these costs are subject to inflationary increases. To the extent permitted by competition and the economy, we have mitigated increased costs by increasing menu prices and may continue to do so if deemed necessary in future years. Additionally, we have and expect to continue to implement responsible tactics to reduce costs in areas that do not adversely impact the guest experience. There is no assurance, however, that inflation rates will continue at their current levels or decrease.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Jamba, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Jamba, Inc. and subsidiary (the “Company”), as of January 2, 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2018, and the results of their operations and their cash flows for year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 2, 2018, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 11, 2018, expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

/s/ Whitley Penn LLP

We have served as the Company’s auditor since 2018.

Dallas, TX

May 11, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Jamba, Inc.:

We have audited the accompanying consolidated balance sheet of Jamba, Inc. and subsidiary as of January 3, 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended January 3, 2017 and December 29, 2015. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jamba, Inc. and subsidiary as of January 3, 2017, and the results of their operations and their cash flows for the fiscal years ended January 3, 2017 and December 29, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

San Francisco, CA
February 9, 2018

JAMBA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	Fiscal Year Ended
	January 2, 2018	January 3, 2017
ASSETS
Current assets:
Cash and cash equivalents	$10,030	$7,133
Receivables, net of allowances of $904 and $1,808	10,098	11,778
Inventories	465	534
Prepaid and refundable taxes	127	243
Prepaid rent	776	1,053
Assets held for sale	—	206
Prepaid expenses and other current assets	4,194	2,757
Total current assets	25,690	23,704
Property, fixtures and equipment, net	10,928	12,512
Goodwill	1,181	1,183
Trademarks and other intangible assets, net	1,211	1,327
Deferred tax asset	791	—
Notes receivable and other long-term assets	847	2,894
Total assets	$40,648	$41,620
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$3,279	$2,749
Accrued compensation and benefits	1,900	3,580
Workers’ compensation and health insurance reserves	222	675
Accrued gift card liability	27,469	24,131
Accrued expenses	6,791	7,658
Other current liabilities	8,052	7,664
Total current liabilities	47,713	46,457
Deferred rent and other long-term liabilities	7,509	8,940
Total liabilities	55,222	55,397
Commitments and contingencies (Note 19)
Shareholders’ (deficit) equity:
Common stock, $.001 par value, 30,000,000 shares authorized; 18,447,023 and 15,588,206 shares issued and outstanding, respectively, at January 2, 2018, and 18,268,885 and 15,410,068 shares issued and outstanding, respectively, at January 3, 2017	18	18
Additional paid-in capital	409,518	407,273
Treasury shares, at cost, 2,858,817	(40,009)	(40,009)
Accumulated deficit	(384,101)	(381,059)
Total shareholders' (deficit) equity	(14,574)	(13,777)
Total liabilities and shareholders’ (deficit) equity	$40,648	$41,620

See Notes to Consolidated Financial Statements.

JAMBA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except par value data)

	Fiscal Year Ended
	January 2,	January 3,	December 29,
	2018	2017	2015
Revenue:
Company stores	$44,673	$51,282	$137,025
Franchise and other revenue	26,253	28,341	24,651
Total revenue	70,926	79,623	161,676
Costs and operating expenses:
Cost of sales	10,231	12,601	33,737
Labor	15,653	17,872	44,732
Occupancy	6,487	7,659	18,951
Store operating	8,228	9,285	25,152
Depreciation and amortization	3,549	5,749	6,569
General and administrative	28,260	37,958	36,872
Loss (gain) on disposal of assets	688	790	(21,609)
Store pre-opening	711	1,224	1,031
Impairment of long-lived assets	—	3,410	2,523
Store lease termination and closure	297	4,160	1,669
Other operating, net	15	1,083	1,795
Total costs and operating expenses	74,119	101,791	151,422
Income (loss) from operations	(3,193)	(22,168)	10,254
Other income (expenses):
Interest income	105	250	137
Interest expense	(325)	(439)	(220)
Total other income (expenses), net	(220)	(189)	(83)
Income (loss) before income taxes	(3,413)	(22,357)	10,171
Income tax (expense) benefit	671	(79)	(701)
Net income (loss)	(2,742)	(22,436)	9,470
Less: Net income attributable to noncontrolling interest	—	—	52
Net income (loss) attributable to Jamba, Inc.	$(2,742)	$(22,436)	$9,418
Weighted-average shares used in the computation of income (loss) per share attributable to Jamba, Inc.:
Basic	15,513,028	15,229,102	15,787,806
Diluted	15,513,028	15,229,102	16,228,033
Income (loss) per share attributable to Jamba, Inc. common shareholders:
Basic	$(0.18)	$(1.47)	$0.60
Diluted	$(0.18)	$(1.47)	$0.58

See Notes to Consolidated Financial Statements.

JAMBA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional Paid-in		Accumulated	Equity Attributable to	Noncontrolling	Total Shareholders’ (Deficit)
(In thousands, except share amounts)	Shares	Amount	Capital	Treasury Shares	Deficit	Jamba, Inc.	Interest	Equity
Balance as of December 30, 2014	17,478,616	$17	$396,629	$(11,991)	$(368,041)	$16,614	$131	$16,745
Share-based compensation expense	—	—	5,162	—	—	5,162	—	5,162
Issuance of common stock pursuant to stock plans	460,204	1	1,792	—	—	1,793	—	1,793
Excess tax benefit from exercise of stock options	—	—	553	—	—	553	—	553
Realized gain on sale of noncontrolling interest	—	—	(662)	—	—	(662)	(183)	(845)
Noncontrolling interest	—	—	131	—	—	131	—	131
Treasury shares purchased, not retired	—	—	—	(28,018)	—	(28,018)	—	(28,018)
Net income	—	—	—	—	9,418	9,418	52	9,470
Balance as of December 29, 2015	17,938,820	18	403,605	(40,009)	(358,623)	4,991	—	4,991
Share-based compensation expense	—	—	2,579	—	—	2,579	—	2,579
Issuance of common stock pursuant to stock plans	330,065	—	1,089	—	—	1,089	—	1,089
Net loss	—	—	—	—	(22,436)	(22,436)	—	(22,436)
Balance as of January 3, 2017	18,268,885	18	407,273	(40,009)	(381,059)	(13,777)	—	(13,777)
Share-based compensation expense	—	—	1,240	—	—	1,240	—	1,240
Issuance of common stock pursuant to stock plans	178,138	—	1,005	—	(300)	705	—	705
Net loss	—	—	—	—	(2,742)	(2,742)	—	(2,742)
Balance as of January 2, 2018	18,447,023	$18	$409,518	$(40,009)	$(384,101)	$(14,574)	$—	$(14,574)

See Notes to Consolidated Financial Statements.

JAMBA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Year Ended
	January 2,	January 3,	December 29,
	2018	2017	2015
Cash provided by (used in) operating activities:
Net income (loss) attributable to common shareholders	$(2,742)	$(22,436)	$9,470
Adjustments to reconcile net income (loss) to net cash (used in) by operating activities:
Depreciation and amortization	3,549	5,749	6,569
Lease termination, store closure costs, impairment and loss on disposals	302	8,359	(26,555)
Gain from sale of investment in joint venture	—	—	(662)
Contingent consideration	(99)	(295)	(156)
Gift card breakage income	(4,397)	(4,096)	(5,440)
Stock-based compensation	1,240	2,579	5,162
Bad debt and inventory reserves	655	1,645	1,896
Deferred rent	(702)	(1,970)	(2,035)
Equity loss from joint ventures	117	98	229
Deferred tax asset	(791)	—	—
Changes in operating assets and liabilities:
Receivables	1,265	3,493	1,222
Inventories	(247)	249	1,129
Prepaid and refundable taxes	116	113	118
Prepaid rent	277	628	(1,178)
Prepaid expenses and other current assets	(1,497)	581	1,456
Other long-term assets	2,027	1,447	(1,201)
Accounts payable	508	(330)	(1,274)
Accrued compensation and benefits	(1,680)	(208)	(2,537)
Workers’ compensation and health insurance reserves	(453)	43	(678)
Accrued gift card liability	7,735	(170)	(3,438)
Other current liabilities and accrued expenses	304	(2,951)	1,669
Other long-term liabilities	(1,415)	428	1,624
Cash provided by (used in) operating activities	4,072	(7,044)	(14,610)
Cash provided by (used in) investing activities:
Capital expenditures	(2,291)	(6,807)	(7,052)
Acquisitions, net of cash acquired	—	—	(735)
Proceeds from the sale of assets	416	170	50,131
Cash provided by (used in) investing activities	$(1,875)	$(6,637)	$42,344
Cash provided by (used in) financing activities:
Proceeds pursuant to stock plans	705	1,089	1,793
Excess tax benefit from exercise of stock options	—	—	553
Payments to noncontrolling interest	—	—	(52)
Payments for treasury shares	—	—	(28,018)
Payments on capital lease obligations	(5)	(5)	(30)
Cash provided by (used in) financing activities	$700	$1,084	$(25,754)
Net increase (decrease) in cash and cash equivalents	$2,897	$(12,597)	$1,980
Cash and cash equivalents at beginning of period	7,133	19,730	17,750
Cash and cash equivalents at end of period	$10,030	$7,133	$19,730
Supplemental cash flow information:
Cash paid for interest	$33	$12	$31
Income taxes paid	6	19	65
Noncash investing and financing activities:
Property, fixtures and equipment in accounts payable	391	312	1,171
Property, fixtures and equipment funded by a tenant allowance	—	1,142	—
Note taken for store disposal	—	100	2,000

See Notes to Consolidated Financial Statements.

JAMBA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JANUARY 2, 2018, JANUARY 3, 2017 AND

DECEMBER 29, 2015

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - Jamba, Inc. consummated its initial public offering in July 2005. On November 29, 2006, Jamba, Inc. consummated the merger with Jamba Juice Company whereby Jamba Juice Company, which first began operations in 1990, became its wholly owned subsidiary.

Jamba, Inc. through its wholly-owned subsidiary, Jamba Juice Company (“the Company”), is a healthful lifestyle brand that inspires and simplifies healthful living through freshly blended whole fruit and vegetable smoothies, bowls, juices, cold-pressed shots, boosts, snacks, and meal replacements. Our global business driven by a portfolio of franchised and company-owned Jamba Juice® stores.

As of January 2, 2018, there were 873 Jamba Juice stores globally, consisting of 53 Company-owned and operated stores (“Company Stores”), 749 franchisee-owned and operated stores (“Franchise Stores”) in the United States, and 71 Franchise Stores in international locations (“International Stores”).

Basis of Presentation - The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary, Jamba Juice Company. The accounts of Jamba Juice Southern California, LLC (“JJSC”), a former indirect subsidiary, are included through April 28, 2015, when the Company sold its 88% interest in JJSC to the holder of JJSC’s non-controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation. The equity method of accounting is used to account for Jamba Juice Company’s investments in its joint venture. Accordingly, the carrying value of the investment is reported in other long-term assets, and the Company’s equity in the net income and losses of its joint ventures is reported in other operating, net.

Fiscal Year End - The Company’s fiscal year ends on the Tuesday closest to December 31. The Company’s most recently completed fiscal year, referred to as fiscal 2017 which started on January 4, 2017 and ended on January 2, 2018, had 52 weeks. The Company’s fiscal 2016 which started on December 30, 2015, and ended on January 3, 2017, had 53 weeks, and fiscal 2015 which started on December 31, 2014 and ended on December 29, 2015, had 52 weeks.

Effect of Correction of Prior Period Misstatements – During fiscal year 2016, the Company corrected certain errors which resulted in additional expense in fiscal 2016 of approximately $0.8 million related to prior period financial statements. These errors related to FY 2015 ($0.6 million), with the remaining offsetting amounts relating to the financial statements from years prior to 2015. The Company determined that the corrections were neither quantitatively nor qualitatively material to fiscal year 2016 or to prior periods either individually or in the aggregate or to the trends of the reported results of operations.

The following table details the specific amounts of out-of-period (overstatements)/understatements for the fiscal years 2016, 2015 and fiscal years prior to 2015.

(In thousands, except share and per share amounts)	Fiscal Year Ended January 3, 2017	Fiscal Year Ended December 29, 2015	Prior to Fiscal Year 2015
Total revenue	$(65)	$(3)	$68
Total costs and operating expenses	(893)	624	269
Income (loss) from operations	828	(627)	(201)
Total other income (expense), net	—	—	—
Income (loss) before income taxes	828	(627)	(201)
Income tax (expense) benefit	(30)	44	19
Net income (loss)	798	(583)	(182)
(Loss) earnings per share attributable to Jamba, Inc. common shareholders:
Basic	$0.05	$(0.04)
Diluted	$0.05	$(0.04)

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

Concentrations of Risk - The Company works with both Gordon Food Services (“GFS”) in the Eastern United States and Systems Services of America (“SSA”) in the Western United States to distribute food sold in the majority of Company and Franchise Stores. In fiscal 2017 and fiscal 2016, two distributors accounted for approximately 90% and 92%, respectively, of the supplies delivered to Company and Franchise Stores. The Company's limited distributor relationships could have an adverse effect on the Company’s operations.

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

Cash and Cash Equivalents - The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. At January 3, 2017 credit balance of $0.4 million is collateralized by restricted cash.

Receivables - Receivables primarily represent amounts due from royalty fees, advertising fees, construction allowances, amounts receivable from suppliers, distributors and consumer packaged goods (“CPG”)  customers, sale of gift cards by other issuers and franchisees and rent receivable from franchisees. The allowance for doubtful accounts is the Company’s estimate of the amount of probable credit losses in the Company’s existing accounts receivable.

Inventories - Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method (“FIFO”). Inventories consist of food, beverages and available-for-sale promotional products. The Company reduces inventory for obsolete and slow-moving inventory and for estimated shrinkage between physical inventory counts.

Property, Fixtures and Equipment - Property, fixtures and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. The estimated useful life for leasehold improvements is the lesser of 10 years or the term of the underlying lease. The estimated useful life for furniture, fixtures and equipment is three to 10 years. Capitalized software is recorded at cost and includes purchased, internally-developed and externally-developed software used in the Company’s operations. Amortization expense is provided using the straight-line method over the estimated useful lives of the software to generally three years.

Upon sale, the cost of assets disposed and their related accumulation depreciation are removed from the Consolidated Balance Sheets. The Company calculates the gain or loss by comparing the carrying value of the assets to the selling price.

Intangible Assets Subject to Amortization – Intangible assets subject to amortization (primarily franchise and reacquired franchise rights and acquired customer relationships) are amortized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. The useful life for the franchise agreements is approximately 13.4 years. The useful life of reacquired franchise rights represents the remaining term of the franchise agreement. The useful life of the favorable lease portfolio intangible is based on the related lease term.

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

If the Company decides not to sell previously classified assets held for sale, the asset is reclassified back to their original asset group. The assets are recorded at the lower of the carrying value before being classified as held for sale adjusted for depreciation that would have been recognized during the time they were classified as held for sale or fair value at the date the Company decided not to sell. There were no assets held for sale as of January 2, 2018 and assets held for sale as of January 3, 2017 was $0.2 million and related to JambaGO® assets and 13 Company owned stores in the Chicago area.

Impairment of Long-lived assets - Long-lived assets, such as property and equipment and intangible assets subject to amortization, are tested for impairment at least annually or when facts and circumstances indicate that the carrying values of long-lived assets may not be recoverable. Long-lived assets are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets, generally the store asset group level. The Company first compares the carrying value of the asset to the asset’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying value of the asset, the Company measures an impairment loss based on the asset’s estimated fair value. The fair value of a store’s assets is estimated using a discounted cash flow model based on internal projections and taking into consideration the view of a market participant. The estimate of cash flows is based on, among other things, certain assumptions about expected future operating performance. Factors considered during the impairment evaluation include factors related to actual operating cash flows, the period of time since a store has been opened or remodeled, refranchising expectations and the maturity of the relevant market. The Company had no impairment charges for fiscal year 2017 and recorded impairment charges of $3.4 million, and $2.5 million for fiscal years 2016 and 2015, respectively.

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

Our annual impairment test of goodwill may be completed through a qualitative assessment. We may elect to bypass the qualitative assessment and proceed directly to a two-step quantitative impairment test, in any period. We can resume the qualitative assessment for any subsequent period. If we elect to bypass the qualitative assessment for any reporting unit, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying value of a reporting unit exceeds its fair value, we perform a two-step quantitative goodwill impairment test. First, the reporting unit’s estimated fair value is compared to its carrying value, including goodwill. If the Company determines that the estimated fair value of the reporting unit is less than its carrying value, it moves to the second step to determine the implied fair value of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss is recognized. No goodwill impairment was recorded for fiscal years 2017, 2016 and 2015.

Intangible assets not subject to amortization (primarily trademarks) are evaluated for impairment on an annual basis during the fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company qualitatively assesses the impairment for other intangible assets not subject to amortization to determine whether it is more likely than not that the fair value of intangible assets are less than their carrying amount. No impairment was recorded for 2017, 2016 and 2015.

For other intangible assets not subject to amortization not assessed qualitatively, a quantitative approach is utilized. The Company compares the carrying value of the applicable asset to its fair value, which the Company estimates using a discounted cash flow analysis or by comparing with the market values of similar assets. If the carrying amount of the asset exceeds its estimated fair value, the Company determines the impairment loss, if any, as the excess of the carrying value of the intangible asset over its fair value. An impairment loss is generally recognized when the carrying amount of the trademarks exceeds the fair value. For fiscal 2017, 2016 and 2015, the company had no impairments related to other intangible assets not subject to amortization.

Gift Cards - The Company, through its subsidiary, Jamba Juice Company, sells gift cards to its customers in its retail stores, through its website and through resellers. The Company’s gift cards do not have an expiration date and are not redeemable for cash except where required by law. An obligation is recorded at the time of either an initial load or a subsequent reload in accrued gift card liability on the Company’s Consolidated Balance Sheets. The Company recognizes income from gift cards when (i) the gift card is redeemed by the customer or (ii) the likelihood of the gift card being redeemed by the customer is remote (also referred to as “breakage”) and the Company determines that it does not have a legal obligation to remit the unredeemed gift cards to the relevant jurisdictions. The Company determines the gift card breakage amount based upon its historical redemption patterns. Gift card breakage income is included in other operating, net, in the Consolidated Statements of Operations.

Self-Insurance Reserves -The Company is self-insured for healthcare benefits. The estimated accruals for these liabilities are based on statistical analyses of historical industry data as well as actual historical trends. For its workers’ compensation benefits, the Company has a guaranteed cost policy which renewed on October 1, 2017. Prior to September 30, 2015, the Company had a retrospective policy and was self-insured for existing and prior years exposures through September 30, 2012. For these two policies, liabilities associated with the risks that the Company retains for workers’ compensation benefits are estimated in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The Company’s estimates use this actuarial data in conjunction with known industry trends and Company experience.

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

Construction Allowances - The Company receives construction allowances from certain landlords, which are deferred and amortized on a straight-line basis over the lease term as a reduction of rent expense. In fiscal years 2017 and 2016, the Company received approximately $0.2 million and $1.1 million in construction allowances, which are recorded in deferred rent and other long-term liabilities. In fiscal 2017, the construction allowances were related to the headquarters relocation to Frisco, TX.

Revenue Recognition - Revenue from Company Stores is recognized when product is sold. Revenue is presented net of any taxes collected from customers and remitted to government entities. The Company’s loyalty program allows customers to earn points based on the volume of their purchases. Under the loyalty program, a customer receives a discount on future purchases when a defined number of points have been earned. The estimated amount of points redeemable in exchange for discounts is recorded in deferred revenue and recognized when the customers redeem the points they earned. The deferred revenue for unredeemed points under the loyalty program was $0.2 million for January 2, 2018 and January 3, 2017.

Revenue from gift cards is recognized upon redemption in exchange for product. Until redemption, outstanding customer balances are recorded as a liability. See “Gift Cards” section above for discussion on recognition of gift card breakage.

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

Revenues the Company’s flexible format franchise locations are recognized when the products are delivered to the operators of the Jamba Juice Express. Other revenues primarily consist of licensing fees from CPG products sold to retail outlets and online and royalties from licensed CPG products. Revenue from sale of CPG products are recognized when the products are delivered to the customer. License revenue from CPG products is based on a percentage of product sales and is recognized as revenue upon the sale of the product to retail outlets.

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

Advertising fund assets as of January 2, 2018 and January 3, 2017 include $2.0 million and $1.5 million of receivables from franchisees, net of allowances, respectively, which is recorded in receivables in the Consolidated Balance Sheets. Advertising fund liabilities as of January 2, 2018 and January 3, 2017, were $2.0 million and $1.4 million, respectively, and are reported in accounts payable and accrued expenses in the Company’s Consolidated Balance Sheets.

Advertising Costs - Advertising costs are expensed as incurred and were $1.7 million, $2.3 million and $8.5 million in fiscal years 2017, 2016 and 2015, respectively, and are included in store operating in the Company’s Consolidated Statements of Operations. Advertising contributions received from franchisees, totaled $10.8 million, $10.6 million and $7.5 million for fiscal years 2017, 2016 and 2015, respectively, and were recorded as an offset to franchisee advertising expense in other operating, net in the Company’s Consolidated Statements of Operations.

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

Income Taxes – Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. In establishing deferred income tax assets and liabilities, judgments and interpretations are made based on enacted tax laws and published tax guidance applicable to the Company’s operations. The Company records deferred tax assets and liabilities and evaluates the need for valuation allowances to reduce deferred tax assets to amounts more likely than not of being realized. Changes in the valuation of the deferred tax assets or changes in the income tax provision may affect the Company’s annual effective income tax rate.

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

Income (Loss) Per Share - Basic income (loss) per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed based on the weighted-average number of common shares and potentially dilutive securities, which includes outstanding options and restricted stock awards granted under the Company’s stock option plans. For fiscal years 2017 and 2016, the Company’s basic weighted average shares outstanding were equal to its diluted weighted average shares outstanding, since the Company experienced net losses.

During fiscal years 2015, the Company repurchased 1,948,004 shares of common stock, which reduced the basic weighted average shares outstanding. The Company did not repurchase shares of common stock in fiscal years 2017 and 2016. For the fiscal years 2017, 2016 and 2015, the Company has 2,858,817 shares of treasury stock.

Anti-dilutive common stock equivalents of 1.8 million, 1.9 million and 1.9 million have been excluded from diluted weighted-average shares outstanding in fiscal years 2017, 2016 and 2015, respectively.

Share-based compensation - The Company’s share-based compensation relates to stock options and restricted stock units and is accounted for at fair value. Stock options for a fixed number of shares are granted to certain employees and directors with an exercise price based on the grant date fair value of the Company’s common stock. Compensation expense is recognized for any unvested stock option awards and time-based restricted stock awards on a straight-line basis or ratably over the requisite service period, generally three or four years. Beginning in fiscal 2017, the Company recognizes forfeitures as they occur.

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

Recently Adopted Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 applies to inventory that is measured using the first-in, first-out (“FIFO”) or average cost method and requires measurement of that inventory at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  This pronouncement is effective for reporting periods beginning after December 15, 2016. We adopted ASU 2015-11 effective January 4, 2017 and such adoption did not have a material impact on the Company’s Consolidated Financial Statements or related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard, which was adopted in the first quarter of 2017, resulted in the recognition of previously unrecognized federal and state net operating loss carryforwards worth approximately $0.8 million, net of tax. Management has determined that it is not more likely than not that the benefit of these deferred tax assets will be realized and has established a full valuation allowance for this amount, resulting in a net zero impact to financial statements. Additionally, the Company elected to account for forfeitures as they occur, and a cumulative-effect adjustment was made in the amount of $0.3 million and recorded earnings as of January 2, 2018 in accumulated deficit on the Consolidated Balance Sheets.

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

Upcoming Accounting Pronouncements

The Company is currently assessing the potential impact of the following pronouncements on its Consolidated Financial Statements and related disclosures:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the effective date, to fiscal years beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of the fiscal year beginning after December 15, 2016 (including interim reporting periods within those periods). The amendment guidance may be applied retrospectively to each prior period presented with the option to apply practical expedients or retrospectively with the cumulative effect recognized as of the date of initial application. Management believes adoption of the new revenue recognition standard will primarily impact the Company’s accounting for other fees charged to franchisees as well as transactions involving its advertising fund and gift card sales. While the Company has neither finalized its conclusions nor fully quantified the total impact of the adoption, the Company will adopt the new revenue standard using the modified retrospective transition approach. Under this approach, the Company expects to record a cumulative effect adjustment directly to retained earnings for its effect on upfront franchise and development fees. Under the current guidance, we recognize upfront fees from franchisees when we have performed all material obligations and services, which is generally when the franchised restaurant opens. Under the new guidance, we will recognize the initial fees from franchisees over the life of the related franchise agreements. Historical revenues under the new guidance for 2017 and 2016 fiscal years would have been materially reduced as a result of deferring the recognition of upfront fees from franchisees and expect to record a material increase in deferred revenue on our Consolidated Balance Sheets as a result. This guidance will not, however, impact our recognition of revenue from Company-operated restaurant sales or our recognition of continuing royalty revenues from franchisees, which are based on a percentage of franchise sales.

Additionally, our advertising fund contributions from franchisees and the related advertising expenditures are currently reported on a net basis in our Consolidated Balance Sheets within “Accounts receivable” and “Other current liabilities.” Under the new guidance, we expect to consolidate the operations and cash flow results of our advertising funds. Under the new guidance, consolidated revenues and consolidated expenses for our 2017 and 2016 fiscal years, would have materially increased as a result of consolidating our advertising funds.

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

In March 2016, the FASB issued ASU 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products. The new guidance creates an exception under ASC 405-20, Liabilities-Extinguishments of Liabilities, to derecognize financial liabilities related to certain prepaid stored-value products using a revenue-like breakage model. The guidance will be effective for the Company beginning fiscal year 2018, with early adoption permitted. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  The Company will adopt the new revenue standard using the modified retrospective transition approach. Under this approach, the Company expects to record a cumulative effect adjustment directly to retained earnings for its effect on breakage. Under the current guidance, we recognize income from gift cards when the likelihood of the gift card being redeemed by the customer is remote and we determine that we do not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The determination of remote is based upon historical redemption patterns. Under the new guidance, we will recognize the income from gift cards when the likelihood of the gift card being redeemed by the customer is less than probable and we determine that we do not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. Historical breakage under the new guidance for 2017 and 2016 fiscal years would have been materially higher as a result of the change in breakage calculations and expect to record a material reduction in our gift card liability on our Consolidated Balance Sheets as a result.

Other Accounting Pronouncements

The Company has not yet adopted and does not expect the adoption of the following pronouncements to have a significant impact on its Consolidated Financial Statements and related disclosures:

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

2. REFRANCHISING

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

During fiscal 2015, the Company refranchised 179 opened stores and one unopened store (of which 176 were previously classified as assets held for sale) for total proceeds of $53.1 million which included cash of $51.1 million and notes receivable of $2.0 million. As a result of these transactions, the Company recorded a total gain of $21.6 million on the disposal of assets during fiscal year 2015. In fiscal year 2016, notes receivable related to the refranchising was $2.0 million which was included in other long-term assets in the Consolidated Balance Sheets and as of January 2, 2018, notes receivable related to refranchising was paid in full during the fiscal year 2017.

3. PROPERTY, FIXTURES AND EQUIPMENT

Property, fixtures and equipment consisted of the following as of (in thousands):

	January 2, 2018	January 3, 2017
Leasehold improvements	$13,159	$20,734
Furniture, fixtures and equipment	29,924	30,349
Construction in progress (primarily stores under construction)	630	74
Total	43,713	51,157
Less accumulated depreciation and amortization	(32,785)	(38,645)
Total	$10,928	$12,512

Depreciation expense related to property, fixtures and equipment for fiscal years 2017, 2016 and 2015 was $3.5 million, $5.7 million and $6.5 million, respectively. Assets related to JambaGO® were reclassified on the Consolidated Balance Sheets from property, fixtures and equipment to assets held for sale of $0.2 million for fiscal year 2016.

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

4. GOODWILL, TRADEMARKS AND OTHER INTANGIBLE ASSETS

A summary of the changes in goodwill for fiscal 2017 and 2016 follows (in thousands):

Amount
Balance as of December 29, 2015	$1,184
Refranchise	(1)
Balance as of January 3, 2017	1,183
Refranchise	(2)
Balance as of January 2, 2018	$1,181

The carrying amount and accumulated amortization of trademarks and other intangible assets as of January 2, 2018 and January 3, 2017 were as follows (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount
Intangible Assets
As of January 2, 2018
Trademarks	$807	$—	$807
Franchise agreements and customer lists	660	(546)	114
Reacquired franchise rights	599	(309)	290
Total	$2,066	$(855)	$1,211

	Gross Amount	Accumulated Amortization	Net Amount
As of January 3, 2017
Favorable leases	$1,850	$(1,850)	$—
Trademarks	807	—	807
Franchise agreements and customer lists	677	(511)	166
Reacquired franchise rights	599	(245)	354
Total	$3,933	$(2,606)	$1,327

Intangible assets, other than trademarks, are amortized over their expected useful lives, ranging from two to seven years. Amortization expense for intangible assets was $0.1 million for fiscal years 2017, 2016 and 2015. The remaining intangible assets, subject to amortization of $0.4 million will continue to be amortized over their estimated useful lives. Expected annual amortization expense for the remaining intangible assets recorded as of January 2, 2018 is as follows (in thousands):

Fiscal Year	Amortization Expense
2018	$112
2019	97
2020	62
2021	47
2022	47
Thereafter	39

Trademarks are not subject to amortization and the Company evaluates for impairment on an annual basis during the fourth quarter or more frequently if events or changes in circumstances indicate that the asset might be impaired. There was no impairment charge for trademarks in fiscal 2017 or fiscal 2016.

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

In the fiscal years 2017 and 2016, the Company recorded gains of $0.1 million and $0.3 million which included gain on contingent consideration within other operating, net, due to a change in circumstances under which remaining contingent consideration was no longer deemed probable of payment.

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

There are no long-lived assets being carried at fair value as of January 2, 2018 and January 3, 2017. As a result of its impairment reviews, the Company had no impairment during the fiscal year 2017 and recognized impairment of $0.4 million and $0.6 million included in impairment of long-lived assets in the Consolidated Statements of Operations for fiscal years 2016 and 2015, respectively. The losses for fiscal year 2016 are all due to impairment of fixed assets. The losses for fiscal 2015 are due to $0.3 million of impairment of other intangible assets and $0.3 million impairment of fixed assets.

7. NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS

As of January 2, 2018 and January 3, 2017, other long-term assets consisted of the following (in thousands):

	January 2, 2018	January 3, 2017
Notes receivable	$—	$1,879
Deposits and other	847	1,015
Total	$847	$2,894

The note entered into during fiscal 2015 of $2.0 million had a maturity date of February 1, 2021 and the annual interest rate is 3% per annum.  The Company received payment in full during fiscal 2017 for the note entered into during fiscal 2015.

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

Under development agreements for Franchise and International Stores, the Company had 23 and 27 developers with franchise store as contractual commitments, and 6 developers with International Stores as contractual commitments for fiscal years 2017 and 2016, respectively. The Company had 108 and 122 number of Franchise Stores for which commitments exist, and 380 and 307 number of international stores for which commitments exist in fiscal years 2017 and 2016, respectively.

Deferred franchise revenue is included in other current liabilities and other long-term liabilities in the Company’s Consolidated Balance Sheets. As of January 2, 2018 and January 3, 2017, deferred franchise revenue included $1.1 million and $1.3 million, respectively, relating to non-refundable development fees and initial fees paid by domestic franchisees whose stores have not yet opened. In addition, deferred franchise revenue as of January 2, 2018 and January 3, 2017 included $1.2 million and $1.5 million, respectively, relating to non-refundable international development fees.

9. DEFERRED RENT AND OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	January 2, 2018	January 3, 2017
Deferred rent	$1,945	$2,260
Deferred revenue	2,398	2,950
Construction allowance	1,320	1,423
Other liabilities	1,846	2,307
Total deferred rent and other long-term liabilities	$7,509	$8,940

10. LEASE COMMITMENTS

The Company leases its office, retail stores, and some equipment under operating leases, with terms expiring through 2027. Most store leases have an initial term of 10 years, with renewal options of up to 10 years and provide for payment of common area operating expenses and real estate taxes. When the Company refranchises Company Stores, usually the franchisees become sub-lessees and the Company continues to be obligated under the existing lease agreements for the remainder of the lease terms.

Rental expense, net of sublease income was $5.6 million, $7.1 million and $15.6 million in fiscal years 2017, 2016 and 2015, respectively, and was recorded in occupancy and general and administrative expenses in the accompanying Statements of Operations. The Company recognized sublease income of $20.8 million, $20.5 million and $13.8 million in fiscal years 2017, 2016 and 2015, respectively.

Contingent rent included in occupancy costs in the Statements of Operations was $0.4 million, $0.4 million and $0.5 million in fiscal years 2017, 2016 and 2015, respectively.

The aggregate future minimum non-cancelable lease payments and minimum rentals to be received from sub-lessees as of January 2, 2018, were as follows (in thousands):

Fiscal Year Ending:	Minimum lease payments	Minimum rentals to be received
2018	$24,601	$19,236
2019	21,605	16,815
2020	17,455	13,299
2021	13,626	10,476
2022	10,605	8,034
Thereafter	17,537	10,431
Total	$105,429	$78,291

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

To acquire the New Credit Agreement, the Company incurred upfront fees, which are being amortized over the term of the New Credit Agreement. As of January 2, 2018 the unamortized commitment fee amount was not material and is recorded in prepaid expenses in the Consolidated Balance Sheets. As of January 2, 2018, the Company had no borrowings under the New Credit Agreement and was in compliance with the financial covenants to the Credit Agreement.

On February 14, 2012, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association (the “Lender”), which, as amended on November 1, 2012, July 22, 2013, November 4, 2013 and December 29, 2015 (as amended, the “Credit Agreement”), made available to the Company a revolving line of credit in the amount of $10.0 million. The outstanding balance under the amended credit facility accrued interest at a LIBOR Market Index Rate based upon the rate for one month U.S. dollar deposits, plus 2.50% per annum. On July 22, 2016, the Credit Agreement expired with no amounts drawn on the credit facility since its inception. The previous letters of credit balance of $0.4 million was collateralized by restricted cash at January 3, 2017. During the term of the Credit Agreement, the unamortized commitment fee amount was not material. This credit facility was subject to customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions and dispositions of assets.

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

As of January 2, 2018, under the Company’s 2013 Plan, there remained 1,711,967 shares available for grant. All plan equity grants were issued from the 2013 Plan and it is currently the only equity plan from which future equity awards may be granted.  Options granted under the 2013 Plan and inducement awards have an exercise price equal to the closing price of the Company’s common stock on the grant date, are generally exercisable for up to 10 years, and vest annually over a four-year period. Unvested shares are forfeited upon termination of employment, unless the award agreement provides otherwise.

Share-based compensation expense, which is included in general and administrative expenses in the Consolidated Statements of Operations, was $1.2 million, $2.6 million and $5.2 million for fiscal years 2017, 2016 and 2015, respectively. For fiscal years 2017, 2016 and 2015, the total income tax benefit recognized in our Consolidated Statements of Operations in connection with all share-based compensation awards was $0 million, $0 million and $0.6  million, respectively.

Stock Options

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions.

	Fiscal Year Ended January 2, 2018	Fiscal Year Ended January 3, 2017	Fiscal Year Ended December 29, 2015
Weighted-average risk-free interest rate	2.00%	1.36%	1.75%
Expected life of options (years)	5.39	5.22	5.85
Expected stock volatility	38.8%	40.5%	43.7%
Expected dividend yield	0%	0%	0%

A summary of the stock option activities for fiscal year 2017 is presented below (shares and aggregate intrinsic value in thousands):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Term Remaining	Aggregate Intrinsic Value
Outstanding at January 3, 2017	1,200	$12.40	5.05	$1,213
Granted	15	9.25
Exercised	(178)	3.96
Canceled	(398)	14.85
Outstanding at January 2, 2018	639	$13.16	4.99	$13
Options vested or expected to vest at January 2, 2018	639	$13.16	4.99	$13
Options exercisable at January 2, 2018	343	$13.15	3.10	$13

The intrinsic value of stock options is defined as the difference between the current market value and the exercise price, which is equal to the market value at the time of the grant. Information regarding options outstanding and exercisable at January 2, 2018 is as follows (shares in thousands):

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$5.40 - $10.79	55	4.82	$9.65	32	$9.73
$10.87 - $10.87	12	8.58	10.87	2	10.87
$11.10 - $11.10	23	2.22	11.10	19	11.10
$11.65 - $11.65	75	8.37	11.65	25	11.65
$11.98 - $11.98	10	3.38	11.98	10	11.98
$12.35 - $12.35	153	8.05	12.35	53	12.35
$13.30 - $13.30	5	2.38	13.30	5	13.30
$13.50 - $13.50	10	1.08	13.50	5	13.50
$13.94 - $13.94	246	1.79	13.94	175	13.94
$19.50 - $19.50	50	8.27	19.50	17	19.50
	639	4.99	$13.16	343	$13.15

During the fiscal year 15,000 shares of the Company’s common stock were granted as an inducement award to a new employee. The weighted-average grant date fair value of options granted were $3.54, $4.30 and $13.92 in fiscal years 2017, 2016 and 2015, respectively. At January 3, 2017, stock options vested or expected to vest totaled 0.3 million. The remaining expense to amortize is approximately $0.8 million at January 2, 2018. The weighted-average remaining recognition period is approximately one year.

Restricted Stock Awards

Restricted stock awards are granted to members of our Board of Directors as part of their compensation. Awards are fully vested and expensed when granted. The fair value of restricted stock awards is the market close price of our common stock on the date of the grant. In fiscal years 2016 and 2015, 3,514 and 1,094 restricted stock awards were issued with a weighted average grant date fair value per share of $12.80 and $13.71, respectively. There were no RSAs granted in fiscal 2017.

Time-Based Restricted Stock Units

Information regarding activities during fiscal 2017 for outstanding time-based RSUs is as follows (shares in thousands):

	Number of shares of RSUs	Weighted- Average Grant Date Fair Value (per share)
Outstanding as of January 3, 2017	68	$13.11
Granted	—	—
Forfeited	(10)	12.96
Vested	—	—
Outstanding as of January 2, 2018	58	$13.14

During fiscal years 2016 and 2015, the Company granted 44,000 and 52,000 time-based RSUs at a weighted average grant date fair value of $11.31 and $15.10, respectively, with a vesting period of three years. There were no time-based RSUs granted in fiscal year 2017. Compensation expense for time-based RSUs is recognized over the vesting period on a straight-line basis. The aggregate grant date fair value of the time-based RSUs granted during fiscal years 2016 and 2015 was $0.5 million and $0.8 million, respectively. The aggregate intrinsic value of time-based RSUs outstanding as of January 2, 2018, January 3, 2017, and December 29, 2015, was $0.5 million, $0.7 million and $2.6 million, respectively.

At January 2, 2018, unvested share-based compensation for time-based RSUs, totaled $0.1 million. This expense will be recognized over the remaining weighted-average vesting period of approximately one year.

Performance-Based Restricted Stock Units

Information regarding activities during fiscal 2017 for outstanding PSUs is as follows (shares in thousands):

	Number of shares of PSUs	Weighted- Average Grant Date Fair Value (per share)
Outstanding as of January 3, 2017	17	$12.27
Granted	—	—
Forfeited	(15)	12.05
Vested	—	—
Outstanding as of January 2, 2018	2	$14.04

During fiscal year 2016 the Company granted 8,000  PSUs at a weighted average grant date fair value of $10.11. There were no PSUs granted during fiscal 2017 or fiscal 2015. The aggregate intrinsic value of the PSUs outstanding as of January 2, 2018, January 3, 2017 and December 29, 2015, was $0.1 million, $0.2 million and $0.8 million, respectively.

Market-Based Restricted Stock Units

Information regarding activities during fiscal 2017 for outstanding MBRSUs is as follows (shares in thousands):

	Number of market- based RSUs	Weighted- Average Grant Date Fair Value (per share)
Outstanding as of January 3, 2017	505	$3.04
Granted	70	1.06
Forfeited	(70)	2.79
Vested	—	—
Outstanding as of January 2, 2018	505	$2.80

There were 70,000 market-based RSUs granted in fiscal 2017.  The estimated requisite service period for the market-based RSUs issued in fiscal 2017 ranges between approximately eighteen and twenty-four months.

In January 2016, in connection with the hiring of the Company’s new Chief Executive Officer, the Company granted equity awards which included an award of 350,000 market-based RSUs, which were granted in May 2016. In addition, the Company granted inducement awards in connection with executive hiring which included 155,000 market-based RSUs. The market-based RSU’s will vest upon achievement of compound annual stock price growth rate targets of 15%, 22.5% and 30%. The estimated requisite service period for the market-based RSUs issued in fiscal 2016 ranges between approximately eighteen and twenty-four months.

Compensation expense related to market-based RSUs is recognized over the requisite service period on a straight-line basis. The requisite service period is a measure of the expected time to reach the respective vesting threshold. We estimated this period by utilizing a Monte Carlo simulation, considering only those stock price-paths in which the threshold was exceeded.

The aggregate grant date fair value of the market-based RSUs granted during fiscal 2017 and fiscal 2016 was $0.1 million and $1.5 million, respectively. There were no market-based RSUs granted during fiscal 2015.  The aggregate intrinsic value of the market-based RSUs outstanding as of January 2, 2018, and January 3, 2017, was $4.1 million and $5.2 million, respectively. At January 2, 2018, unvested share-based compensation for market-based RSUs, was $0.1 million, which will be recognized over the remaining weighted-average recognition period of approximately six months.

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

On October 29, 2014, the Company’s Board of Directors authorized the repurchase of up to $25.0 million of shares of common stock over an 18-month period (the "2014 Stock Repurchase Program"). The Company’s Board of Directors authorized an increase to the Stock Repurchase Program of $15.0 million to a total of $40.0 million in May 2015 and an additional $5.0 million to a total of $45.0 million in September 2015, which expired on May 4, 2016. Shares repurchased under the Stock Repurchase Program are considered treasury stock until retired. During fiscal 2015, the Company repurchased approximately 2.0 million under the Stock Repurchase Program. The average price per share during fiscal 2015 was $14.38 with an aggregate cost of $28.0 million, leaving $5.0 million available for share repurchases. Shares repurchased under the stock repurchase programs are considered treasury stock until retired.

During fiscal year 2017 and 2016, the Company did not repurchase shares under the 2016 Stock Repurchase Program or the 2014 Stock Repurchase Program. For the fiscal years 2017, 2016 and 2015, the Company has 2,858,817 shares of treasury stock.

14. INCOME TAXES

The components of the income tax (expense) benefit are as follows (in thousands):

	January 2, 2018	January 3, 2017	December 29, 2015
Current:
Federal	$—	$—	$(438)
State	(22)	(14)	(149)
Foreign	(94)	(65)	(114)
	$(116)	$(79)	$(701)
Deferred:
Federal	$790	$—	$—
State	(3)	—	—
Foreign	—	—	—
	$787	$—	$—
Income tax benefit (expense)	$671	$(79)	$(701)

The difference between the effective income tax rate and the United States federal income tax rate is summarized as follows:

	January 2, 2018	January 3, 2017	December 29, 2015
Statutory federal rate	34.0%	34.0%	34.0%
State income taxes less federal benefit	8.8	(1.4)	(9.2)
Foreign income taxes	(2.8)	(0.3)	1.1
Change in valuation allowance	685.6	(24.6)	(38.1)
Meals	(0.9)	(0.1)	0.3
Tax Law Changes	(689.4)	—	—
Executive Compensation Exclusion	(2.0)	—	—
Alternative minimum taxes	—	—	0.1
Expired tax attribute carryforwards	(25.8)	(6.4)	11.1
Tax credits generated	—	—	(0.1)
Other	12.2	(1.6)	7.7
	19.7%	(0.4)%	6.9%

Deferred income taxes are provided for the temporary differences between the carrying values of the Company’s assets and liabilities for financial reporting purposes and their corresponding income tax bases. The temporary differences give rise to either a deferred tax asset or liability in the financial statements that is computed by applying current statutory tax rates to taxable and deductible temporary differences. The deferred tax assets (liabilities) consisted of the following temporary differences as of January 2, 2018 and January 3, 2017 (in thousands):

	January 2, 2018	January 3, 2017
Deferred Tax Assets:
Net operating losses	$47,213	$62,875
Reserves and accruals	2,388	5,073
Deferred rent	565	967
Tax credit attributes	1,957	1,957
Basis difference in intangibles	437	1,152
Share-based compensation	1,168	1,915
Basis difference in fixed assets	2,044	5,670
Basis difference in investments	90	144
Total gross deferred tax assets	55,862	79,753
Less: Valuation allowance	(54,798)	(79,629)
Total deferred tax assets	$1,064	$124
Deferred Tax Liabilities:
Reserves and accruals	$(204)	$(29)
Basis difference in intangibles	(69)	(95)
Total gross deferred tax liabilities	$(273)	$(124)

Net deferred tax assets	$791	$—

Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. A valuation allowance is provided for deferred tax assets when it is “more likely than not” that some portion of the deferred tax asset will not be realized. Because of the Company’s recent history of operating losses, management believes the recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. A valuation allowance has been recorded for the net deferred tax assets at January 2, 2018, which decreases the valuation allowance by $24.8 million for the fiscal year ended January 2, 2018.

At January 2, 2018, the Company has federal and state net operating loss carryovers (“NOL”) of $162.4 million and $153.4 million, respectively, which, if not used earlier, will expire between 2018 and 2037. In addition, the Company also has tax credit carryforwards for federal and state purposes of $1.1 million and $0.9 million, respectively. Approximately $0.3 million of the federal tax credit carryforwards will start to expire in 2031 if unused before that year. Of the state tax credit carryforwards, approximately $0.7 million will start to expire in 2023 if unused before that year. The remaining federal tax credits and the state tax credits do not expire.

The Company underwent an “ownership change” as defined in section 382 of the Internal Revenue Code during the second quarter of the Company’s 2009 fiscal year, as a result of the Company’s issuance of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock and other prior trading in the Company’s stock. The amount of NOL and tax credits from pre-change years that may be used to offset the Company’s taxable income for tax years ending after the ownership change is subject to an annual limitation, known as a section 382 limitation. The section 382 limitation may cause NOL’s to expire unutilized. Since the section 382 ownership change in 2009, the Company has performed quarterly analyses to monitor its ownership for 382 purposes through FY 2016 and is in the process of refreshing through FY 2017. The Company has not had any other ownership changes for section 382 purposes since 2009 through the last study as of the fiscal year ended January 3, 2017.

On December 22, 2017, H.R. 1 (the “Act”) was enacted and included broad tax reforms. The Act reduced the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The rate change resulted in a $25.4 million reduction in the Company's deferred tax assets from prior year. The Act also eliminates Alternative Minimum Tax

(“AMT”) in post-2017 tax years for corporations. To transition to this new regime, any previous AMT credits will be made refundable to taxpayers over a period of time. The Company had $0.1 million of such credits that will be refunded and the Company has released the previously recorded valuation allowance on this credit.

The SEC released Staff Accounting Bulletin No.118 (SAB 118) on December 22, 2017 to provide guidance in the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the tax reform. The ultimate impact of the tax reform may differ from the Company's accounting for the relevant matters of the Tax Act, due to changes in clarification and interpretive guidance that may be issued by the IRS and actions the Company may take in response to the Tax Act. Tax reform is highly complex and the Company will continue to assess the impact that various provisions will have on its business. Any subsequent adjustment to these amounts will be recorded to current tax expense when the analysis is complete.

Changes in the Company’s unrecognized tax benefits are as follows (in thousands):

	Fiscal Year Ended January 2, 2018	Fiscal Year Ended January 3, 2017
Beginning balance	$185	$185
Decreases attributable to tax positions taken during prior periods	(36)	—
Decreases resulting from lapse of applicable statutes of limitations	—	—
Ending balance	$149	$185

As of January 2, 2018, the entire unrecognized tax benefits reduce the deferred tax asset for the net operating loss carryforwards. If recognized, none of the unrecognized tax benefits would impact the Company’s effective tax rate. As of January 2, 2018, it is reasonably possible that the unrecognized tax benefits will not significantly increase or decrease in the next twelve months.

The Company is subject to taxation in the United States and various state and local jurisdictions. As of January 2, 2018, the Company is not subject to any income tax examinations. Due to tax attribute carryforwards, as of January 2, 2018, the Company remains effectively subject to U.S. federal, state and local income tax examinations by tax authorities for the tax years since 2006.

15. EMPLOYEE BENEFIT PLAN

The Company maintains a voluntary defined contribution plan covering all eligible employees. Eligible employees may elect to defer and contribute a percentage of their compensation to the plan, not to exceed the dollar amount set by law. The Company matched employees’ contributions on a discretionary basis, resulting in a contribution of less than $0.1 million each for fiscal years 2017, 2016 and 2015.

16. SEVERANCE AND OTHER COMPENSATION

In connection with the relocation of the Company’s headquarters from Emeryville, California to Frisco, Texas, the Company incurred severance and retention obligations. At January 2, 2018, $0.3 million of severance liability was classified in accrued expenses in the Consolidated Balance Sheets. At January 3, 2017, $1.6 million of severance and $0.8 million of retention liability were classified in accrued expenses and accrued compensation and benefits, respectively, in the Consolidated Balance Sheets. The Company made severance and retention payments of $2.7 million and incurred additional expenses related to the relocation of $0.6 million in fiscal year 2017. The remaining severance payments will be completed by the end of the fourth quarter in fiscal 2018.

During fiscal 2017, the Company incurred $0.7 million in severance charges and paid $0.6 million related to the departure of two senior executive. The remaining $0.1 million has been recorded in accrued expenses in the Consolidated Balance Sheets and was paid in full in the first quarter of fiscal 2018.

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

17. STORE LEASE TERMINATION AND CLOSURE COSTS

During fiscal 2017, the Company closed one underperforming Company Store in the New York market after the expiration of the contractual lease term.  The Company recorded exit costs of $0.1 million that consisted of asset write-offs.

During fiscal 2016, the Company closed one underperforming Company Store in the California market, which was prior to expiration of the contractual lease term. The Company recorded exit costs of $3.6 million, including accrued exit costs of $1.3 million related to the estimated fair value of the lease termination obligation and $2.3 million of asset write-offs.  At January 2, 2018, the remaining lease termination obligation was approximately $0.9 million.

During fiscal 2015, in conjunction with its transition to an asset-light model, the Company performed a review of its portfolio of Company Stores, and as a result, closed eight underperforming Company Stores in the Chicago and New York City markets on December 29, 2015, which was prior to expiration of their contractual lease terms. The Company accrued exit costs of $1.6 million, including $1.3 million related to the estimated fair value of the lease termination obligation, $0.2 million of asset write-offs, and $0.1 million related to severance. At January 2, 2018, the remaining lease termination obligation was approximately $0.5 million related to one of the stores closed in 2015.

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

As of January 2, 2018, the Company’s future lease obligations totaled approximately $3.1 million, which was reduced for estimates for sublease rental income of $1.6 million. The net obligation after discounting was increased for estimated transaction fees to advisors of approximately $0.1 million. The resulting obligation at estimated fair value totaled approximately $1.4 million.

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

18. OTHER OPERATING, NET

The components of other operating, net are as follows (in thousands):

	Fiscal Year Ended January 2, 2018	Fiscal Year Ended January 3, 2017	Fiscal Year Ended December 29, 2015
Gift card breakage income	$(4,397)	$(4,096)	$(5,440)
Gift card expense	846	902	1,155
Consumer packaged goods and JambaGO® direct expense	92	1,700	3,035
Franchise gift card discount expense	680	461	706
Franchise other expense	3,260	676	834
Franchise sublease income	(551)	(670)	(192)
Franchise bad debt	415	1,560	1,474
Other (income) expense	(330)	550	223
Total other operating, net	$15	$1,083	$1,795

19. OTHER COMMITMENTS AND CONTINGENCIES

Litigation Related - The Company records a liability for litigation claims and contingencies when payment is probable and the amount of loss can be reasonably estimated.

In fiscal year 2017, the Company recognized $1.0 million for estimated losses with ongoing litigation matters in the normal course of business based on the available information at the time. The estimated losses are included in general and administrative expenses in the Company’s financial statements. In fiscal year 2016, the Company recognized $2.0 million for estimated losses associated with ongoing and settled litigation matters based on the available information at the time. The amounts recognized relate to aggregate amounts estimated for resolution of the Company’s ordinary course employment based litigation cases estimated at $1.0 million and a commercial vendor dispute settled for $1.0 million. The Company did not include any reserve for losses relating to ongoing and settled litigation matters in 2015.

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

Other - The Company has purchase obligations with certain suppliers for certain fruits and dairy for various terms typically ranging from one year to five years. The Company has one contract with a supplier for a 15 year term that ends in 2024. These contracts are commitments to purchase a minimum level of fruit and other items used in the production of the Company’s products totaling $27.2 million.

20. RELATED-PARTY TRANSACTIONS

In fiscal 2017 and fiscal 2016, the Company received $0.3 million from Sodexo related to licensing fees for Jamba units operated by Sodexo. In fiscal 2016, the Company received $0.2 million from Country Pure Foods related to vendor supply chain management fees. One Jamba Juice Director is on the Board of Directors of Country Pure Foods and another Jamba Juice Director is an executive with Sodexo.

21. UNAUDITED QUARTERLY INFORMATION

The tables below provide the Company’s unaudited consolidated results of operations for each quarter in fiscal 2017 and fiscal 2016:

(In thousands, except share and per share amounts)	Thirteen Weeks Ended April 4, 2017	Thirteen Weeks Ended July 4, 2017	Thirteen Weeks Ended October 3, 2017	Fourteen Weeks Ended January 2, 2018
Revenue:
Company stores	$11,107	$13,262	$11,222	$9,082
Franchise and other revenue	6,506	7,252	6,934	5,561
Total revenue	17,613	20,514	18,156	14,643
Costs and operating expenses:
Cost of sales	2,662	2,928	2,460	2,181
Labor	4,288	4,281	3,589	3,495
Occupancy	1,763	1,711	1,504	1,509
Store operating	1,798	2,531	1,988	1,911
Depreciation and amortization	881	899	897	872
General and administrative	8,601	6,757	6,505	6,397
Loss (gain) on disposal of assets	162	392	117	17
Store pre-opening	238	105	150	218
Store lease termination and closure	181	57	(29)	88
Other operating, net	76	(867)	1,336	(530)
Total costs and operating expenses	20,650	18,794	18,517	16,158
Income (loss) from operations	(3,037)	1,720	(361)	(1,515)
Other income (expenses):
Interest income	54	41	2	8
Interest expense	(83)	(83)	(81)	(78)
Total other income (expense), net	(29)	(42)	(79)	(70)
Income (loss) before income taxes	(3,066)	1,678	(440)	(1,585)
Income tax (expense) benefit	(86)	47	(17)	727
Net income (loss)	$(3,152)	$1,725	$(457)	$(858)
Income (loss) per share:
Basic	$(0.20)	$0.11	$(0.03)	$(0.06)
Diluted	$(0.20)	$0.11	$(0.03)	$(0.06)

(In thousands, except share and per share amounts)	Thirteen Weeks Ended March 29, 2016	Thirteen Weeks Ended June 28, 2016	Thirteen Weeks Ended September 27, 2016	Thirteen Weeks Ended January 3, 2017
Revenue:
Company stores	$11,953	$13,874	$14,350	$11,105
Franchise and other revenue	6,801	7,666	7,711	6,163
Total revenue	18,754	21,540	22,061	17,268
Costs and operating expenses:
Cost of sales	2,962	3,321	3,437	2,881
Labor	4,158	4,668	4,644	4,402
Occupancy	2,036	1,900	1,879	1,844
Store operating	2,362	2,272	2,381	2,270
Depreciation and amortization	1,502	1,674	1,068	1,505
General and administrative	7,610	9,423	9,699	11,226
Loss (gain) on disposal of assets	109	188	204	289
Store pre-opening	324	326	210	364
Impairment of long-lived assets	—	127	229	3,054
Store lease termination and closure	120	(56)	178	3,918
Other operating, net	271	245	104	463
Total costs and operating expenses	21,454	24,088	24,033	32,216
Income (loss) from operations	(2,700)	(2,548)	(1,972)	(14,948)
Other income (expenses):
Interest income	71	74	50	55
Interest expense	(59)	(59)	(51)	(270)
Total other income (expense), net	12	15	(1)	(215)
Income (loss) before income taxes	(2,688)	(2,533)	(1,973)	(15,163)
Income tax (expense) benefit	(132)	54	9	(10)
Net income (loss)	$(2,820)	$(2,479)	$(1,964)	$(15,173)
Income (loss) per share:
Basic	$(0.19)	$(0.16)	$(0.13)	$(0.99)
Diluted	$(0.19)	$(0.16)	$(0.13)	$(0.99)

The sum of income (loss) per share for all four quarters may not equal the loss per share of the fiscal year due to rounding.

In fiscal 2017, Company Store revenue decreased primarily due to the net reduction in Company Stores resulting from the Company’s transition to an asset-light model. In the second quarter of fiscal 2017, the Company refranchised 13 Company-owned stores in the Chicago area. At the end of fiscal 2017, the number of Company Stores was 53 compared to 66 at the end of fiscal 2016.

In connection with the store closure in late fiscal 2016 and the exit of Jamba GO®, the Company recognized a store lease termination and closure expense and an impairment loss of $2.3 million and $3.4 million, respectively, in the fourth quarter. During fiscal 2016, the Company sold one store during the fourth quarter.

In the Statements of Operations for the third quarter ended September 27, 2016 and fourth quarter ended January 3, 2017, the Company corrected certain out-of-period errors related to prior period financial statements. The out-of-period errors related to both the first and second quarters of fiscal 2016 as well as fiscal 2015 and earlier results. The adjustments arose from various errors in depreciation expense, share-based compensation, impairments and balance sheet accruals affecting revenues and general and administrative expenses. The Company evaluated and concluded that the corrections made for the out-of-period errors in the third and fourth quarter, and the unadjusted impact on the prior periods, were neither quantitatively or qualitatively material to those periods individually or in the aggregate. The following table details the specific amounts of out-of-period (overstatements)/understatements for the fiscal 2016 quarters.

(In thousands, except share and per share amounts)	Thirteen Weeks Ended March 29, 2016	Thirteen Weeks Ended June 28, 2016	Thirteen Weeks Ended September 27, 2016	Fourteen Weeks Ended January 3, 2017
Total revenue	$4	$(202)	$(18)	$151
Total costs and operating expenses	(892)	490	105	(596)
Income (loss) from operations	896	(692)	(123)	747
Total other income (expense), net	—	—	—	—
Income (loss) before income taxes	896	(692)	(123)	747
Income tax (expense) benefit	(45)	14	2	(1)
Net income (loss)	851	(678)	(121)	746
Income (loss) per share:
Basic	$0.06	$(0.04)	$(0.01)	$0.05
Diluted	$0.06	$(0.04)	$(0.01)	$0.05

22. SUBSEQUENT EVENTS

During the first quarter of fiscal 2018, we recorded severance of $0.3 million for the departure of one senior executive.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES
(a)	Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, on the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 2, 2018.

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

We used the criteria set forth in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to assess the effectiveness of internal control over financial reporting and concluded that our internal control over financial reporting was effective as of January 2, 2018.

The effectiveness of the Company’s internal control over financial reporting as of January 2, 2018 has been audited by Whitley Penn LLP, an independent registered public accounting firm, as stated in its report that appears in this Annual Report on Form 10-K.

(c)	Changes in Internal Control Over Financial Reporting

We have taken corrective actions to remediate the reported material weakness in our 2016 Annual Report on Form 10-K by redesigning existing controls, developing and deploying new controls to improve the adequacy and timeliness of preventing or detecting material misstatement over financial reporting. Other than remediation of the material weakness referenced below, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended January 2, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)	Remediation of Material Weakness

As previously disclosed in our 2016 Annual Report on Form 10-K filed with the SEC on February 12, 2018, we identified that our risk assessment process, which was intended to identify new transactions and changes to existing processes and design appropriate control activities over financial reporting, was not sufficient to prevent or detect material misstatement on a timely basis. As a result of ineffective risk assessment, we did not develop policies and procedures as well as design and operate relevant control activities that would mitigate risks of material misstatement over financial reporting. In addition, we did not effectively identify and evaluate how the changes in our business, leadership, key personnel and location could impact our system of internal controls as it relates to assessment of risks related to financial reporting, as well as determine a basis for how those risks should be managed. The material weakness affected the design, implementation and operation of controls over the preparation, analysis and review of significant balances and disclosures and impacted our ability to close our books in a timely manner. This material weakness contributed to misstatements related to a number of significant accounts and disclosures.

During fiscal 2017, we addressed the factors contributing to the material weakness noted above and improved our overall system of internal controls by enhancing the company-wide Sarbanes-Oxley internal control over financial reporting including performing a comprehensive evaluation of the risk assessment, scoping and testing process. We developed relevant oversight controls that operates at a level of precision sufficient to detect errors resulting from a control failure, and strengthened our existing oversight controls, including accounting policy oversight, to ensure compliance with policies and procedures. We trained key process owners and other relevant personnel to ensure controls are performed timely, appropriately, and supported with adequate evidence of control completion. We augmented the finance and accounting function with qualified personnel commensurate with the complexity of our processes and financial reporting requirements. The design and operating effectiveness of our internal controls and procedures were tested during fiscal 2017, and as of January 2, 2018, the material weakness is remediated.

ITEM 9B.	OTHER INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Jamba, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Jamba, Inc. and subsidiary’s (the “Company”) internal control over financial reporting as of January 2, 2018, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2018, based on criteria established in 2013 Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company, as of January 2, 2018, and the related consolidated statements of operations, stockholders’ equity, cash flows, and financial statement schedule listed in the accompanying index for the year then ended and our report dated May 11, 2018, expressed an unqualified opinion on those consolidated financial statements and related financial statement schedule.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the entity’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Whitley Penn LLP

Dallas, TX

May 11, 2018

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Director Since
David A. Pace	59	2012
Richard L. Federico	64	2006
Andrew R. Heyer	60	2009
Michael A. Depatie	61	2010
Lorna C. Donatone	60	2013
James C. Pappas	37	2015
Glenn W. Welling	47	2015

The principal occupations and qualifications of each of the seven Company nominees for director are as follows. There are no family relationships among any of our directors or executive officers.

DAVID A. PACE has been a member of our Board since August 2012 and was appointed our Chief Executive Officer in January 2016. From 2014 to 2016, Mr. Pace served as President of Carrabba’s Italian Grill, and from 2010 to 2014, Mr. Pace was the Executive Vice President and Chief Resource Officer of Bloomin’ Brands where he was responsible for both the human resources and real estate and development functions of Bloomin’ Brands along with the Fleming’s and Roy’s business units. Before joining Bloomin’ Brands in 2010, Mr. Pace was a management consultant, entrepreneur and not-for-profit leader. He has extensive domestic and international experience overseeing human resources for Starbucks Coffee Company, HomeGrocer.com and PepsiCo/YUM Brands along with additional experiences in technology and sports management. Mr. Pace served as an adjunct faculty member in Southern Methodist University’s Cox Graduate School of Business and is currently a director of Up2US, a rapidly expanding national non-profit focused on improving the health and development of America’s young people through sports-based youth development. Mr. Pace has a Bachelor of Science in Industrial and Labor Relations from Cornell University. Mr. Pace’s position as our Chief Executive Officer and his extensive knowledge of the restaurant and food and beverage industries, including his senior leadership experience in human resources, make him particularly qualified for service on our Board.

RICHARD L. FEDERICO has been a member of our Board of Directors since November 2006 and has served as the Chairman of our Board since January 2016. Mr. Federico had previously served as a director of Jamba Juice Company from October 2004 to November 2006. Mr. Federico is currently Executive Chairman of P.F. Chang’s China Bistro Inc., an operator of domestic Asian-inspired restaurant brands, a position he has held since 2012. From 1996 until 2012, Mr. Federico served as a director and from 1997 to 2015, as Chief Executive Officer of P.F. Chang’s China Bistro Inc. In 2000, Mr. Federico was named Chairman of the Board of P.F. Chang’s China Bistro Inc. From 1989 to 1996, Mr. Federico served as President of the Italian Concepts division of Brinker International, Inc., where he was responsible for concept development and operations. Since 2011, Mr. Federico has served on the Board of Directors of Domino’s Pizza. Since August 2016, Mr. Federico has served on the Board of Directors and Compensation Committee of GolfTEC. Mr. Federico’s business acumen and experience in leading a successful publicly-held restaurant concept make him particularly qualified for service as Chairman of our Board, and for service on our Nominating and Corporate Governance Committee and on our Compensation and Executive Development Committee.

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

LORNA C. DONATONE has been a member of our Board of Directors since December 2013. Since September 2015, Ms. Donatone has served as Region Chair for North America and Chief Executive Officer of Geographic Regions Worldwide for Sodexo. Ms. Donatone had previously served as Chief Executive Officer Schools Worldwide and Chief Operating Officer and Education Market President at Sodexo Education since February 2010, where she oversaw operations and strategic growth for Sodexo at college and university campuses, public school districts and private schools in the U.S. Prior to that, Ms. Donatone served in various other leadership roles at Sodexo including President of School Services from September 2007 to February 2010. Ms. Donatone joined Spirit Cruises, LLC, a subsidiary of Sodexo in 1999 and served as its President from 2002 to 2006. Ms. Donatone is a member of the Sodexo Group Executive Committee and Chair of the Sodexo North America Regional Leadership Committee. She has been a board member of the National Restaurant Association since 2005 and a trustee of the National Restaurant Association Educational Foundation since 2011, where she is Past Chair of the Board. Ms. Donatone is the Past Chair of the Board of Directors of the Women’s Foodservice Forum and was elected as a member of the Board of Trustees for the Culinary Institute of America in 2008, of which Ms. Donatone is now a trustee emeritus. Ms. Donatone’s extensive knowledge of the restaurant and food service industry, senior management experience and financial expertise makes her particularly qualified for service on our Board, our Audit Committee and as Chair of our Nominating and Corporate Governance Committee.

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

GLENN W. WELLING has been a member of our Board of Directors since January 2015. He has served as the Chief Investment Officer and Principal of Engaged Capital, LLC since its founding in 2012. Prior to the founding of Engaged Capital, Mr. Welling was a Principal and Managing Director of Research at Relational Investors LLC, which he joined in July 2008 and was responsible for research in the consumer, healthcare, and utilities sectors. Mr. Welling served from February 2002 to May 2008 as a Managing Director of Credit Suisse Group AG, where he also served as the Head of the Investment Banking Department’s Advisory Business. Mr. Welling served as Partner and Managing Director of HOLT Value Associates L.P. from October 1999 to January 2002. Mr. Welling serves as Chairman of the Board of Directors for the University of Pennsylvania’s tennis program and as a Member of the Wharton Executive Education Board. He also serves as a member of the Board of Directors of TiVo Corporation, and Hain Celestial Group, Inc. He teaches executive education courses at the Wharton School of Business at the University of Pennsylvania. Mr. Welling’s financial, industry, and senior management experience make him particularly qualified to serve on our Board and as Chairman of our Compensation and Executive Development Committee.

Background information on the officers of the Company other than Mr. Pace can be found in Part 1 of this Annual Report on Form 10-K.

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

Other than the foregoing, there were no relationships or related party transactions in the fiscal year ended January 2, 2018 requiring disclosure.

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

Committees and Board Meeting Attendance

The Board of Directors has a standing Audit Committee, a Compensation and Executive Development Committee and a Nominating and Corporate Governance Committee. Each of these committees operates under a written charter adopted by the Board of Directors. Copies of these charters can be obtained on our website by going to http://ir.jambajuice.com and following the “Corporate Governance” link. The Board of Directors holds at least four regular meetings each year, with additional meetings as required. The Board of Directors held four meetings during Fiscal 2017, either in person or by teleconference. Each of the standing committees of the Board of Directors held the number of meetings indicated in the table below. During Fiscal 2017, each of our incumbent directors attended at least 75% of the total number of meetings of the Board of Directors and all of the committees of the Board of Directors held during the period in which such director served. Our Corporate Governance Principles and Practices provide that our directors are expected to attend the Annual Meeting of Shareholders.

The following table sets forth the three standing committees of the Board of Directors and the members of each committee who served during Fiscal 2017:

Name of Director	Audit	Compensation and Executive Development	Nominating and Corporate Governance
Michael A. Depatie	Chair
Richard L. Federico		Member	Member
Andrew R. Heyer		Member
Lorna C. Donatone	Member		Chair
James C. Pappas	Member		Member
Glenn W. Welling		Chair
Number of Meetings:	8	5	4

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

These principles can be obtained on our website by going to http://ir.jambajuice.com and following the “Corporate Governance” link. A printed copy of the guidelines may also be obtained by any shareholder upon request in writing to Jamba, Inc., 3001 Dallas Parkway, Suite 140, Frisco, Texas 75034, by emailing investors@jambajuice.com, or by telephoning (469) 294-9749.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater-than-10% shareholders were complied with for Fiscal 2017.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation earned during fiscal years 2017, 2016 and 2015 by our Named Executive Officers:

2017 SUMMARY COMPENSATION TABLE

Name Principal Position	Year	Salary ($) (1)	Bonus for Fiscal Year ($) (2)		Stock Awards (Time Based) ($) (3)	Stock Awards (Performance Based) ($) (4)	Stock Awards (Market Based) ($) (5)	Options Awards ($) (3)	Non Equity Incentive Plan Compensation ($) (6)	All Other Compensation ($) (7)		Total ($)
Dave Pace	2017	600,000	122,264	(11)						1,149		723,413
Chief Executive Officer	2016	454,615	677,736				1,052,000	870,495		691		3,055,537

Marie Perry	2017	340,000								884		340,884
Executive Vice President, Chief	2016	198,769	254,000		68,160		289,000	319,500		383		1,129,812
Financial & Administrative Officer

Joe Thornton	2017	221,538	150,000	(10)				53,054		39,477	(8)	464,068
Senior Vice President,
Chief Operations Officer

Arnaud Joliff	2017	320,000					73,999			859		394,858
Senior Vice President,	2016	296,729	75,000							602		372,331
Chief Systems Officer	2015	253,115			135,000			294,322		531		682,968

Rachel Phillips-Luther	2017	253,211								31,440	(9)	284,651
Senior Vice President,	2016	99,750	150,000		54,350		195,000			196		499,296
Chief Marketing Officer

(1)	Reflects salaries paid for respective fiscal year
(2)	Reflects bonus guarantees.
(3)

Represents the aggregate fair market value of stock options and restricted stock units calculated in accordance with the fair value method. The grant date fair value of options granted was estimated at the date of grant using a Black-Scholes option-pricing model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected term of the award. The risk-free rate of interest is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. We apply the guidance provided by the SEC Staff Accounting Bulletin No. 110 to determine expected term. Expected dividends are zero based on our history of not paying cash dividends on the Company’s common stock. For Fiscal Years 2017, 2016, and 2015, expected volatility is based on historic daily stock price observations of the Company's common stock since its inception. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models or assumptions. The fair value of restricted stock units is based on the Company’s closing stock price on the date of grant. See the grant date fair value table below for the assumptions used to calculate the grant date fair value of option grants reported for fiscal years 2017, 2016, and 2015 on a grant by grant basis.

(4)

The fair value of the performance-based restricted stock units is based upon a Monte Carlo calculation. The value of the awards at the grant date assumes that the target level of performance conditions will be achieved in 2016 and 2017.

(5)

The fair value of the market-based restricted stock units is based upon a Monte Carlo calculation. Reflects grant of restricted stock units earned upon the achievement of TSR stock price targets that represent 15%, 22.5% and 30% annualized appreciation over a three-year period.

(6)	Reflects annual incentive bonus awards earned for the respective fiscal year, including guarantees.
(7)	Represents severance, vacation and personal hours paid out at separation as well as premium payments for relocation, life insurance and long term disability.
(8)	Includes $38,921.24 for relocation and $556 for employer paid life insurance and long term disability.
(9)	Includes $30,691.31 for relocation and $747.18 for employer paid life insurance and long term disability.
(10)	Includes management incentive bonus amount guaranteed pursuant to Offer Letter dated, February 25, 2017.
(11)	Reflects bonus guarantee associated with Fiscal 2016 but accrued and paid in Fiscal 2017.

Grant Date Fair Value Table

The following table describes the assumptions used to calculate the grant date fair value of equity grants reported for fiscal years 2017, 2016, and 2015 on a grant-by-grant basis.

Name	Grant Date	Options Granted	RSUs Granted	Exercise Price ($)	Closing Price on Grant Date ($)		Volatility (%)	Expected Life (Years)	Risk Free Interest Rate (%)	Dividend Yield (%)	Grant Date Fair Value per Share ($)
David A. Pace	3/17/2016	150,000			$12.35		41.2	5.18	1.42	—	$4.75
	4/12/2016	50,000			$19.50	(1)	41.2	5.18	1.25	—	$3.17
	5/17/2016		150,000		$11.33						$4.02
	(tranche 1)
	5/17/2016		100,000		$11.33						$2.78
	(tranche 2)
	5/17/2016		100,000		$11.33						$1.71
	(tranche 3)

Marie Perry	5/16/2016	75,000			$11.65		39.1	5.18	1.29	—	$4.26
	5/18/2016		6,000		$11.36						$11.36
	5/18/2016		40,000		$11.36						$4.33
	(tranche 1)
	5/18/2016		25,000		$11.36						$3.08
	(tranche 2)
	5/18/2016		20,000		$11.36						$1.95
	(tranche 3)

Joe Thornton	3/23/2017	15,000			$9.25		38.8	5.39	2.00		$3.54

Rachel Phillips-Luther	8/9/2016		5,000		$10.87						$10.87
	8/9/2016		35,000		$10.87						$3.69
	(tranche 1)
	8/9/2016		20,000		$10.87						$2.25
	(tranche 2)
	8/9/2016		15,000		$10.87						$1.40
	(tranche 3)

Arnaud Joliff	1/24/2017		35,000		$9.30						$1.49
	(tranche 1)
	1/24/2017		20,000		$9.30						$0.80
	(tranche 2)
	1/24/2017		15,000		$9.30						$0.40
	(tranche 3)
	11/12/2015	10,000	—	—	$13.50		42.5	5.85	1.88	—	$5.75
	11/12/2015	—	10,000	—	$13.50		—	—	—	—	$13.50
	3/17/2015	39,209	—	—	$13.94		43.7	5.85	1.74	—	$6.04

(1)	Reflects the strike price for these premium priced options, rather than the closing price.

CEO Pay Ratio

We are providing the following information about the relationship of the annual total compensation of our median employee and the annual total compensation of our Chief Executive Officer (“CEO”):

For 2017, our last completed fiscal year:

▪	The annual total compensation of our median employee was $7,971. Our median employee is a part-time, hourly store employee.
▪	The annual total compensation of our CEO, as reported in the Summary Compensation Table included on page 61 of the 10-K statement, was $723,413.

Based on this information for fiscal year 2017, we reasonably estimate that the ratio of our CEO’s annual total compensation to the annual total compensation of our median employee was 91:1.  Our pay ratio estimate has been calculated in a manner consistent with Item 402(u) of Regulation S-K using the data and assumptions summarized below.

To identify our median employee, we first determined our employee population (other than our CEO) as of December 31, 2017 (the “Determination Date”).  We had 835 employees (other than our CEO), representing all full-time, part-time, seasonal and temporary employees as of the Determination Date.  This number does not include any independent contractors or “leased” workers, as permitted by the applicable SEC rules.

We then measured the W-2 compensation for the employee population (other than our CEO) for the period beginning on January 1, 2017 and ending on December 31, 2017.  We did not annualize compensation for any employees who were employed for less than the full fiscal year.

Once we identified our median employee, we then determined that employee’s total compensation, including any perquisites and other benefits, in the same manner that we determine the total compensation of our named executive officers for purposes of the Summary Compensation Table disclosed above. For 2017, the total compensation of our median employee was determined to be $7,971. This total compensation amount for our median employee was then compared to the 2017 total compensation of our CEO as reported in the Summary Compensation Table to determine the pay ratio.

The rules for identifying the median compensated employee and calculating the CEO pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the CEO pay ratio reported by other companies, including in our own industry, may not be comparable to the CEO pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own CEO pay ratios.

Grants of Plan-Based Awards at 2017 Fiscal Year End

The following table sets forth certain information with respect to stock and option awards and other plan-based awards granted during the fiscal year ended January 2, 2018 to our Named Executive Officers:

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2017

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards				All other stock awards: # of share	All other option awards: # of securities	Exercise or base price of	Grant date fair value of stock and
Name	Grant Date	Threshold $	Target $	Maximum $	Threshold #	Target #		Maximum #	of stock or units #	underlying options(2) #	options awards $	option awards(3) $
David A. Pace	3/1/2017	300,000	600,000	900,000

Marie Perry	3/1/2017	102,000	204,000	306,000

Joe Thornton	3/23/2017	75,000	150,000	225,000
	3/23/2017									15,000	$9.25	$53,054

Rachel Phillips-Luther	3/1/2017	71,250	142,500	213,750

Arnaud Joliff	3/1/2017	80,000	160,000	240,000
						35,000	(4)					$51,999
						20,000	(4)					$16,000
						15,000	(4)					$6,000

(1)

These columns show the threshold, target and maximum potential payout under the Management Incentive Plan for each of the Named Executive Officers. The target payouts and maximum payouts listed represent the target and maximum amounts payable based on the Fiscal 2017 target metrics described above in the Section entitled “Compensation Discussion and Analysis,” taking into account the base salaries paid to each of the Named Executive Officers as of January 2, 2018, the last day of Fiscal 2017. No payouts were made under the Management Incentive Plan for Fiscal 2017.  The targets for each of our Named Executive Officers are determined by the Compensation and Executive Development Committee.

(2)	Represents 15,000 option shares granted to Mr. Thornton which were an inducement grant outside of the 2013 plan. The grants are time-based and will vest in equal annual installments over three years.
(3)

This amount reflects the grant date fair value of the awards granted in Fiscal 2017. The calculation of grant date fair value is explained in Footnote 3 to the 2017 Summary Compensation Table, above. Time-based grants were valued based on grant price.

(4)

The grants are market-based grants and will vest upon the 30th consecutive trading day the closing price of JMBA common stock equals or exceeds $19.50, $24.00 and $28.50, respectively, or upon a change of control whereby JMBA's stockholders receive a per share consideration equaling or exceeding such target price, so long as the target price is achieved during the three year period beginning on the vesting commencement date, and in each case so long as the executive remains an employee of JMBA and/or its affiliates.

Outstanding Equity Awards at 2017 Fiscal Year End

The following table sets forth certain information with respect to the number and value of all unexercised options or unvested portions of restricted stock units previously awarded to our Named Executive Officers as of January 2, 2018:

OUTSTANDING EQUITY AWARDS AT January 2, 2018

	Option Awards(1)					Stock Awards(1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Yet Vested(2) ($)	Equity Incentive Plan Awards of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(2) ($)
David A. Pace	50,000		100,000	12.35	3/14/2026
	16,666		33,334	19.50	3/14/2026
						150,000	(3)	1,204,500
						100,000	(3)	803,000
						100,000	(3)	803,000

Marie Perry	25,000	(4)	50,000(4)	11.65	5/16/2026
						4,000	(4)	32,120
						40,000	(6)	321,200
						25,000	(6)	200,750
						20,000	(6)	160,600
Joe Thornton			15,000(5)	9.25	3/20/2027

Arnaud Joliff	22,500		—	10.79	11/7/2023
	13,069		26,140	13.94	3/17/2025
	5,000		5,000	13.50	11/12/2025
						3,334	(7)	26,772
						35,000	(3)	281,050
						20,000	(3)	160,600
						15,000	(3)	120,450

(1)	Reflects restricted stock units, options, or stock awards granted under the 2013 Equity Plan as well as inducement grants.

(2)	Market values have been estimated using a price per share of $8.03, which was the closing price of our common stock on the last trading day of Fiscal 2017.
(3)

The grants are market-based grants and will vest upon the 30th consecutive trading day the closing price of JMBA common stock equals or exceeds $19.50, $24.00 and $28.50, respectively, or upon a change of control whereby JMBA's stockholders receive a per share consideration equaling or exceeding such target price, so long as the target price is achieved during the three year period beginning on the vesting commencement date, and in each case so long as the executive remains an employee of JMBA and/or its affiliates.

(4)

Represents inducement grants made outside of the Company’s 2013 Equity Plan. The grants are time-based grants and will vest in equal annual installments over three years on the anniversary of the grant date which was 5/16/2016.

(5)

Represents an inducement grant of stock options made outside of the Company’s 2013 Equity Plan. The grants are time-based grants and will vest in equal annual installments over three years on March 20th in 2018, 2019, and 2020. The grant date was 3/23/2017.

(6)

Represents grants of restricted stock unit inducement grants made outside of the Company’s 2013 Equity Plan. The grants are market-based grants and will vest upon the 30th consecutive trading day the closing price of JMBA common stock equals or exceeds $19.50, $24.00 and $28.50, respectively, or upon a change of control whereby JMBA's stockholders receive a per share consideration equaling or exceeding such target price, so long as the target price is achieved during the three year period beginning on the vesting commencement date, and in each case so long as the executive remains an employee of JMBA and/or its affiliates.

(7)	This grant is a time-based restricted stock unit award and will vest in equal annual installments over three years on the anniversary of the grant date which was 11/12/2015.

Option Exercises and Stock Vested During Last Fiscal Year

OPTION EXERCISES AND STOCK VESTED DURING

THE FISCAL YEAR ENDED January 2, 2018

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(2) ($)
David A. Pace	—	—	—	—
Marie Perry	—	—	2,000	15,240
Joe Thornton	—	—	—	—
Rachel Phillips-Luther	—	—	1,666	14,261
Arnaud Joliff	—	—	4,167	34,186

(1)

Based on the difference between the market price of our common stock on the date of exercise and the exercise price of the relevant option multiplied by the number of shares for which the option was exercised.

(2)	Based on the market value of the underlying shares on vesting date multiplied by the number of shares vested.

The Company does not provide any deferred compensation arrangements or pension plans. As such, the Pension Benefits Table and Nonqualified Deferred Compensation Table have been eliminated from 10-K statement.

Potential Payments upon Termination or Change in Control

In 2013 we adopted the Severance Plan for the benefit of employees of the Company holding the title of Executive Vice President or Senior Vice President and for certain other key employees of the Company who may be designated by the Compensation and Executive Development Committee from time to time as eligible to participate in the Severance Plan (each a “Participant,” and collectively, the “Participants”). The Severance Plan was amended and restated effective July 2017.  The Compensation and Executive Development Committee decided to adopt the Severance Plan to provide Participants with specified compensation and benefits in the event of a termination of employment under circumstances specified therein. Each of the current Executive Vice Presidents and Senior Vice Presidents has entered into a Severance Plan participation agreement which supersedes all prior arrangements and understandings regarding the subject matter of the Severance Plan (including, but not limited to any severance provisions under any employment agreement entered into prior to the effective date of the Severance Plan and/or the date of the participation agreement), and shall be the exclusive agreement for the determination of any payments and benefits due to such employee.

Pursuant to the Severance Plan, in the event that a Participant is terminated without cause or resigns for good reason in the absence of a change of control, such participant will be entitled to receive certain compensation and benefits from the Company, including the following:

•

a severance payment equal to 125% if the Participant entered into an Initial Participation Agreement  before July 1, 2017 and was an Executive Vice President or 100% of such Participant’s annual base salary rate in effect as of the date of termination if the Participant was not an Executive Vice President at the time of entering into an initial Participation Agreement before July 1, 2017 or if Participant entered into an initial Participation Agreement on or after July 1, 2017;

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

Pursuant to the Severance Plan, in the event that the Participant is terminated without cause or resigns for good reason within eighteen (18) months following a change in control (as such term is defined in the Severance Plan), such Participant will be entitled to receive certain compensation and benefits from the Company, including the following:

•

a severance payment equal to 125% (Executive Vice Presidents upon entry into an initial Participation Agreement before July 1, 2017) or 100% (in the case of a Participant who was not an Executive Vice President upon entry into an initial Participation Agreement before July 1, 2017) of such Participant’s annual base salary rate in effect as of the date of termination;

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

In November 2017, Rachel Phillips-Luther departed as Senior Vice President, Chief Marketing Officer.  In connection with her termination, Ms. Phillips-Luther received $285,000 severance and $23,100.24 for continuation of healthcare benefits.

The following table presents our estimate of the dollar value of the payments and benefits payable to our Named Executive Officers upon the occurrence of a termination without cause or resignation for good reason under the circumstances noted above, assuming that such event occurred on January 2, 2018, the last day of Fiscal 2017. The actual amounts that would be paid to any Named Executive Officer can only be determined at the time of an actual termination of employment and would vary from those listed below.

	Cash Severance		Equity Acceleration	COBRA Premium
Current Officers:	($)		($)	($)(1)
David A. Pace	1,200,000	(2)	—	14,402
Marie Perry	629,000	(3)	—	15,676
Joe Thornton	450,000	(4)	—	22,215
Arnaud Joliff	320,000	(4)	—	20,042

(1)	Assumes maximum payment of COBRA premiums for the entire severance period covered by the applicable agreement.
(2)	Includes one year’s base salary and 100% of incentive bonuses for Fiscal 2017.
(3)	Reflects 125% of annual base salary for Executive Vice President and pro rata bonus through date of termination.
(4)	Reflects 100% of annual base salary for Senior Vice President and pro rata bonus through date of termination.

The following table presents our estimate of the dollar value of the payments and benefits payable to our Named Executive Officers upon the occurrence of a termination without cause or resignation for good reason in connection with a change of control under the circumstances noted above, assuming that such event occurred on January 2, 2018, the last day of Fiscal 2017. The actual amounts that would be paid to any Named Executive Officer can only be determined at the time of an actual termination of employment and would vary from those listed below.

	Cash Severance		Equity Acceleration	COBRA Premium
Current Officers:	($)		($)(1)	($)(2)
David A. Pace	1,500,000	(3)	—	14,402
Marie Perry	629,000	(4)	61,740	15,676
Joe Thornton	450,000	(5)	—	22,215
Arnaud Joliff	480,000	(5)	85,767	20,042

(1)

Calculated based on the assumption that triggering event takes place on January 2, 2018, the last trading day of Fiscal 2017. Reflects the value of accelerated vesting of outstanding equity awards based on the fair market value of $8.03 per share as of the last trading day of Fiscal 2017. Acceleration of outstanding equity awards with an exercise price above $8.03 per share is not reflected.

(2)	Assumes maximum payment of COBRA premiums for the entire severance period covered by the applicable agreement.
(3)	Includes eighteen (18) months of base salary and 100% of incentive bonuses for Fiscal 2017.
(4)	Includes 125% of annual base salary for Executive Vice President and 100% of incentive bonuses for Fiscal 2017.
(5)	Includes 100% of annual base salary for Senior Vice President and 100% of incentive bonuses for Fiscal 2017.

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

COMPENSATION OF MEMBERS OF OUR BOARD OF DIRECTORS

The following table sets forth information concerning the compensation earned or paid during Fiscal 2017 under our Non-Employee Director Compensation Policy by each individual who served as a non-employee director at any time during Fiscal 2017.

2017 DIRECTOR COMPENSATION

Name	Board Fees Earned of Paid in Cash(1) ($)	Stock Awards(2) ($)	Total
Lorna C. Donatone	67,500	—	67,500
Michael A. Depatie	77,500	—	77,500
Richard L. Federico	97,500	—	97,500
Andrew R. Heyer	57,500	—	57,500
James C. Pappas	57,500	—	57,500
Glenn W. Welling	67,500	—	67,500

(1)	Fees earned are based on membership on the Board and participation in Board or committee chairmanship positions.
(2)

As described in the “Compensation Discussion and Analysis”, due to the delay in the filing of our annual and quarterly reports with the SEC, we did not have a registration statement in effect.  Thus, we were unable to grant equity to our directors.  Per the Company’s policy, the Company intends to grant shares related to the service of the directors in the amounts described in “Compensation of Directors” below, upon the effectiveness of our registration statement.

Compensation of Directors

It is the general policy of the Board of Directors that compensation for non-employee directors should be a mix of cash and equity-based compensation. Director compensation is generally reviewed annually by the Compensation and Executive Development Committee, with any changes made by the committee generally becoming effective commencing after the Annual Meeting of Shareholders. All Board members are entitled to reimbursement by the Company for reasonable travel to and from meetings of the Board, and reasonable food and lodging expenses incurred in connection therewith. In July 2017, the Board agreed to take a $5,000 reduction in cash compensation, reduced commencing the third quarter 2017 payment.  The 2017 compensation for non-employee directors under our Non-Employee Director Compensation Policy consisted of the following:

	Cash Compensation(1)(5) $	Equity Compensation(4) $
Annual Retainer:
Board Member	60,000	60,000	(2)
Chairman of the Board (additional)	40,000	40,000	(3)
Audit Committee Chair (additional)	20,000	—
Compensation and Executive Development Committee Chair (additional)	10,000	—
Nominating and Corporate Governance Committee Chair (additional)	10,000	—

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

(4)

As described in the “Compensation Discussion and Analysis”, due to the delay in the filing of our annual and quarterly reports with the SEC, we did not have a registration statement in effect.  Thus, we were unable to grant equity to our directors.  Per the Company’s policy, the Company intends to grant shares related to the service of the directors in the amounts described herein, upon the effectiveness of our registration statement.

(5)

These amounts represent the cash compensation paid to the Board in the first and second quarters of 2017.  In July 2017, the Board agreed to take a $5,000 reduction in cash compensation, from each of the amounts above, reduced commencing the third quarter 2017 payment.

Other than as provided above, there were no other arrangements pursuant to which any director was compensated during the fiscal year ended January 2, 2018 for service as a director.

In line with the Company’s cost-reduction efforts, the Board of Directors approved a modification of director compensation such that each of the cash and equity components of annual director compensation was reduced by $5,000 effective as of the third quarter of 2017.

Compensation Committee Interlocks and Insider Participation

During Fiscal 2017, no member of the Compensation and Executive Development Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. During Fiscal 2017, none of the Company’s executive officers served on the Compensation and Executive Development Committee or Board of Directors of another entity any of whose executive officers served on the Company’s Compensation and Executive Development Committee or Board of Directors.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis includes a description of the compensation provided in 2017 to our executive officers who are named in the Summary Compensation Table below.

Our named executive officers (“NEOs” or “Named Executive Officers”) for 2017 were:

Current Officers
David A. Pace	Chief Executive Officer (or CEO)
Marie Perry	Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Secretary (or CFO)
Joe Thornton	Senior Vice President, Chief Operations Officer (or COO)

Former Officers
Arnaud Joliff	Former Senior Vice President, Chief Systems Officer, General Manager, International (or Former CSO)
Rachel Phillips-Luther	Former Senior Vice President, Chief Marketing Officer (or Former CMO)

Mr. Thornton joined the company in March 2017.  Ms. Phillips-Luther departed as Senior Vice President, Chief Marketing Officer in November 2017 and Mr. Arnaud Joliff departed as Senior Vice President, Chief Systems Officer, General Manager, International in January 2018.

Executive Summary

Our 2017 fiscal year continued the transformation of the Company that began in 2016 to an asset light franchise-based business model. This involved significant cost reduction efforts and the implementation of a new infrastructure to support the shift in business strategy.  After hiring a new Chief Executive Officer and Chief Financial Officer in 2016 to lead the shift in strategy, we hired a new Chief Operations Officer and new Chief Marketing Officer in 2017.

In addition, as  previously disclosed, our financial statements were delayed as a result of significant company-wide changes occurring in 2016, and we disclosed a material weakness in our internal control over financial reporting for fiscal 2016 related to ineffective assessment of the risks of material misstatement in financial reporting. This material weakness was due to significant changes in our business model, leadership, key personnel, and relocation of our corporate office.  As a result of our delay in completion of our financial statements, we were unable to file our 2016 Form 10-K and 2017 Form 10-K and 10-Qs with the SEC on a timely basis.  Due to the delay in filing our annual and quarterly reports with the SEC, the Company did not have a registration statement in effect, and thus was not able to grant equity to its executives during this period. Additionally, for these reasons, we were unable to hold an annual meeting in 2017.

We are pleased to report that with the filing of our 2017 10-K, the previously disclosed material weakness has been remediated and will be holding our Annual Meeting on June 26, 2018.

Business Highlights

A summary of significant business highlights is provided below:

•	Completed the transformation that began in 2014 from a balanced Company store and franchise store model to an asset light franchise-based business model
•	Added two members to the leadership team, including a new Chief Operating Officer and Chief Marketing Officer
•	The following are 2017 financial highlights:
─	Opened 50 new stores.
─

Openings included 4 drive thru format locations, where sales in drive thru format locations continue to over index the company’s standard predictive model and result in meaningfully improved unit economics.

─	Exited 2017 with significant momentum. Increased gift card sales and operational improvements that resulted in increased customer satisfaction contributed to the sales increase.
─	Improvement in Company owned store operating margin
─	Continue to capture G&A efficiency
•	The following strategic milestones were achieved in 2017:
o	Exited non-core and underperforming business units to improve profitability
o	Designed and completed renovations in an initial set of test stores as part of the strategy to refresh the existing fleet. Built a pipeline of additional test stores to be executed in 2018.
o	Executed a transaction to refranchise the Chicago market, to substantially complete the company’s transition to an asset light, franchise focused business model
o	Further optimized the franchisee portfolio via franchisee to franchisee transactions in Phoenix and Seattle

Compensation Highlights

In light of the performance above, the following compensation program actions were taken in 2017:

Base Salaries	• No salary adjustments were provided.
Annual Incentives

•    The annual incentive plan did not pay out as the Company did not meet the minimum Adjusted EBITDA threshold

•    Cash bonuses were granted to the Chief Operations Officer and the Chief Marketing Officer for 2017 in connection with their new hire arrangements.

Long-Term Incentives

•    Market-based RSUs were granted or committed to be granted to three executives, which are only earned if Jamba’s stock price reaches $19.50 per share, $24.00 per share, and $28.50 per share before July 2019 (the price hurdles represented roughly 15%, 22.5% and 30% annual stock price appreciation from when the business strategy changed in early 2016).

•    Additional long-term incentives were granted or committed to be granted in connection with new hire arrangements in the form of stock options and time-vested RSUs to induce executives to join the Company and make them whole for benefits forfeited at their prior employer.

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

Say-on-Pay

Due to the delaying in filing our fiscal 2016 and fiscal 2017 financial statements, we were unable to hold an annual shareholders meeting in 2017.

Thus, our last “say-on-pay” vote occurred in May 2016, where we provided shareholders an advisory vote to approve our executive compensation programs. At our 2016 Annual Meeting of Shareholders, shareholders approved the compensation of our NEOs, where approximately 90% of the votes cast were in favor of our practices. The Compensation and Executive Development Committee of the Board (as used herein in this Compensation Discussion and Analysis, the “Committee”) evaluates the results of the advisory vote when determining executive compensation. The Committee also considers many other factors in evaluating our program, including our corporate business objectives and recommendations by our compensation consultant. Taking all of this information into account, the Committee did not make any changes to our executive compensation program and policies specifically as a result of the 2016 say-on-pay advisory vote.

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

2017 Compensation Program

We structured our 2017 compensation program as a combination of short and long-term incentives designed to incentivize performance and retain our key executives, including our NEOs. We utilized a combination of annual cash incentive compensation with long-term equity awards that are tied to the achievement of our new business strategy.

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

In fiscal 2017, the base salary for our current Chief Operations Officer and Chief Marketing Officer were established when they were hired, and no further adjustments were made in fiscal 2017. Base salaries for these executives were as follows:

Title	2016 Salary	2017 Salary	% Increase / Decrease
CEO	$600,000	$600,000	0%
CFO	$340,000	$340,000	0%
COO	—	$300,000	—
Former CSO	$296,726	$320,000	7.8%
Former CMO	$285,000	$285,000	0%

Annual Cash Incentive Compensation

For 2017, NEOs were eligible to receive performance-based annual cash bonuses pursuant to our Management Incentive Plan, based upon achievement of financial and strategic objectives. We believe that our annual cash incentive bonus is an important factor in motivating our management team as a whole, and individual executives in particular, to perform at their highest level toward achievement of our business objectives.

Each participant was eligible for a target award based on the participant’s base salary and position, as shown in the chart below. Actual payouts can range from 0% to 150% of target depending on actual performance relative to the company-wide financial goals and individual performance goals. At Threshold performance, 50% of target is paid. At Target performance, 100% of target is paid. At Maximum performance, 150% of target is paid. Linear interpolation is used to determine payouts for performance between Threshold and Maximum, and no bonus is paid for performance below Threshold level.

Target awards and the weightings of the metrics by executive level are shown in the chart below:

		Metric Weightings
Title	Target Award as a % of Base Salary	Company Financial Goals	Individual Performance Goals
CEO	100%	100%	0%
CFO	60%	75%	25%
Senior Vice President	50%	60%	40%

Note that in connection with the hire arrangements for the Chief Operations Officer, the annual bonus for 2017 was paid at 100% of target.  This bonus was provided as an inducement to join the Company, and to acknowledge that this executive was not able to contribute to the goal setting process under the annual incentive plan given the timing of their hire. This arrangement is only applicable to the initial year of hire.

2017 Annual Performance

For fiscal 2017, the company financial component represented from 60%-to-100% of the total bonus as discussed above.  The Company did not meet the Adjusted EBITDA gatekeeper and did not pay out any portion of this bonus as a result.  The Company’s performance is show in the chart below:

		Goals
Financial Metrics	Weighting	Threshold	Target	Maximum	Actual Performance	Payout as % of Target
Adjusted EBITDA	50%	15.7	17.6	19.6	14.7	0%
Net New Store Openings	30%	25	30	40	13	0%
CA Store Level Margin	20%	14%	16.50%	19%	14.1%	0%
Total	100%					0%

The remaining portion of the total annual bonus was based on individual goals, which are summarized below.  No payout was made on these goals as the Adjusted EBITDA gatekeeper was not met.

	Personal Goals	Achievement	Payout as % of Target
CEO	• Not Applicable (N/A)	N/A	N/A
CFO	• Drive Financial Performance • Drive Sales Through Innovation • Improve Store Level Profitability Through Process Simplification and Cost Reductions • Build New Store Pipeline and Refresh Existing Fleet • Build Organization Capability	EBITA threshold not achieved	0%
COO	• Drive Financial Performance • Evaluate Ops Structure • Improve Store Level Profitability Through Process Simplification and Cost Reductions • Understanding/Alignment/ Relationships • Improve Company store operations • Fix Training	EBITA threshold not achieved	0%
Former CSO	• Deliver 2017 System COGs Plan to support US profitable growth • Implement new indirect spend strategy to positively impact store equipment cost / service • Design and Implement Asia Pac SC infrastructure for Intl COGs improvements • Implement Winning People Performance Culture with new Frisco Team	EBITA threshold not achieved	0%
Former CMO	• Drive Sales Through Innovation • Drive Financial Performance • Improve Store Level Profitability Through Menu Optimization and Digital Integration • Build New Store Pipeline and Refresh Existing Fleet	EBITA threshold not achieved	0%

Long-Term Equity-Based Incentive Compensation

Our long-term incentive program consists primarily of market-based RSUs, which are highly performance based, and earned based on the achievement of significant stock price hurdles.  Additional grants of stock options, including premium priced options, and time-vested RSUs have also be granted in connection with new hire arrangements as a further inducement to join the Company, as well as to make executives whole for certain benefits that were forfeited upon leaving their prior employer.

Grant-Type	Description
Market-Based RSUs

Market-Based RSUs are the primary component of the long-term incentive program, and are earned based on the achievement of stock price targets of 19.50, $24.00, and 28.50 per share.  The price hurdles represented roughly 15%, 22.5% and 30% annual stock price appreciation from the change in business strategy in early 2016.  Earned shares are subject to a minimum one-year holding period once a stock price hurdle is achieved.  If the performance hurdles are not achieved by May 2019 for the CEO and CFO, and by July 2019 for the other participants, the awards will be forfeited.

Stock Options

Two types of stock options have been granted. The first type has an exercise price set at 100% of the fair market value on the grant date. The second has an exercise price set at a premium of $19.50 per share, where the premium was set based on roughly 15% annual price appreciation from early 2016, when Jamba changed its business strategy.  The CEO is the only executive with the premium options.  All options vest in three equal annual installments over three years.

TimeVested RSUs	Time-vested RSUs vest in three equal annual installments over three years.

Equity Grants and Timing

Equity grants to the executive team were generally made or were committed to be made upon hire in both fiscal 2016 and 2017.  The Former CSO was the only executive to receive grants as a continuing employee, and not in connection with being newly hired.  Certain grants that were committed to in fiscal 2017 are delayed until after our fiscal 2017 financial statements are filed with the SEC, and are expected to be granted in fiscal 2018.  The timing of the specific grants to each executive is shown in the table below.

All of the grants are front-loaded, and intended to cover grants for a multi-year period.  The grants made in fiscal 2016, were intended to be the only grants for three years.  The grants from fiscal 2017  were intended to be the only grants for two years.

			Market-Based RSUs				Stock Options
	Fiscal Year of Grant		$19.50	$24.00	$28.50	Time- Based RSUs	FMV	Premium
CEO	2016		150,000	100,000	100,000	—	150,000	50,000
CFO	2016		40,000	25,000	20,000	6,000	75,000	—
COO	2017/18	(1)	35,000	20,000	15,000	5,000	15,000	—
Former CSO	2017		35,000	20,000	15,000	—	—	—
Former CMO	2016		35,000	20,000	15,000	5,000	—	—

(1)	Only options were granted in fiscal 2017; the remaining shares will be granted in fiscal 2018.

Long-Term Incentive Mix

The mix between market-based RSUs, time-vested RSUs, and stock options is shown in the chart below, where the majority is tied to either market–based RSUs or stock options, demonstrating the Committee’s comittment to pay-for-performance.

				Long-Term Fair Value Mix
	Fiscal Year of Grant		Total Equity Fair Value ($000s)	Market-Based RSUs	Time-Based RSUs	Stock Options
CEO	2016		$1,922	55%	0%	45%
CFO	2016		$677	43%	10%	47%
COO	2017/18	(1)	—	—	—	—
Former CSO	2017		$74	100%	—	—
Former CMO	2016		$249	78%	22%	0%

(1)	Only options were granted in fiscal 2017; the remaining shares will be granted in fiscal 2018.

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

Due to the delay in filing our fiscal 2016 and fiscal 2017 financial statements, we are prohibited from making equity grants (other than stock options) to executives until our filings are current.  Thus, as mentioned above, certain grants that were committed to in fiscal 2017 will not be made until after our fiscal 2017 financial statements and Registration Statement on Form S-8 are filed with the SEC.  These grants are expected to be made in fiscal 2018.

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

Other General Team Member Benefits

Our executive officers are eligible to participate in all of our employee benefit plans, such as our medical, dental, vision, group life, disability, accidental death and dismemberment insurance and our 401(k) plan, in each case on the same terms as other employees, except that the executive officers did not participate in the employer match under our 401(k) plan in fiscal 2017. We do not provide tax gross-ups of any perquisites.

2018 Compensation Actions

In April 2018, the Committee established a cash retention performance awards plan (the “Plan”) where cash incentive awards (the “Awards”) are earned based upon stock price performance.  These awards were designed to supplement the previously granted market-based restricted stock units that have existing vesting thresholds at $19.50, $24.00 and $28.50, and to increase the incentive in the equity compensation program in light of the Company’s current trading price.

“Target” payouts occur if the Company’s stock price is $15.00 per share and maximum payouts occur at $19.49.  The Awards would be cancelled if previously granted $19.50 performance shares are earned during the performance period.  The performance period continues through June 30, 2019, which aligns with the last performance period of such previously issued market-based restricted stock units.  The vesting of the Awards would be 100% at the end of the performance period, with double-trigger vesting upon a Change In Control as defined in the Company’s Amended and Restated 2013 Equity Incentive Plan.  The Committee retains the discretion to interpret and modify the terms of the Plan and the underlying Awards.

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

In addition, the Committee retains independent compensation consultants to assist it in its review of NEO compensation. The Committee reviews the findings and recommendations of its compensation consultant to help ensure that compensation decisions are in line with the Company’s priorities, properly incentivize actions that improve Company performance, and are reasonable when compared to the market for executive talent. As will be discussed below, in fiscal 2017, the Committee engaged Frederic W. Cook & Co., Inc. (“FW Cook”) as its independent compensation consultant. As part of its services, FW Cook:

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

Competitive Compensation Data

To assist with the compensation determinations regarding our executive officers for fiscal 2017, the Committee reviewed competitive pay data provided by FW Cook, which compared the various elements of executive compensation provided to our executive team to compensation paid to individuals holding similar positions at other companies in our industry.

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

The Committee, with the assistance of FW Cook, identified our executive compensation peer group for fiscal 2017, selecting companies that are similar to us in industry, revenue, net income, number of employees and market capitalization. In determining our fiscal 2017 peer group, the Committee selected companies in the quick service restaurant and fast casual dining spaces with revenues ranging from $60 million to $500 million and market capitalization ranging from $20 million to $900 million (size data were as of the time of the analysis in mid-2017).  The Committee’s objective was to position Jamba at the median in market capitalization, reflecting its higher profit margins and valuation relative to revenues than most of the peers.

The companies that comprised the fiscal 2017 executive compensation peer group were:

Ark Restaurants Corp.	Denny's Corporation	Nathan's Famous, Inc.
Del Taco Restaurants, Inc.	Diversified Restaurant Holdings	Zoe's Kitchen, Inc.
El Pollo Loco Holdings, Inc.	Famous Dave's of America, Inc.	RAVE Restaurant Group, Inc.
Papa Murphy's Holdings, Inc.	Bravo Brio Restaurant Group, Inc.	Ruth's Hospitality Group, Inc.
Wingstop Inc.	Kona Grill, Inc.
Chuy's Holdings, Inc.	Luby's, Inc.

Added to the group for fiscal 2017 were Del Taco Restaurants, El Pollo Loco, Papa Murphy's, RAVE Restaurant Group, Wingstop, and Zoe's Kitchen.  Eliminated from the group were Biglari, BJ's, Carrols Restaurant Group, Fiesta Restaurant Group, Ignite Restaurant Group, Krispy Kreme, and Popeyes, Noodles, and Sonic.

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

Other Executive-Level Programs

Severance and Change in Control Arrangements

In 2013 we adopted an Executive Retention and Severance Plan, as amended and restated effective July 2017 (the “Severance Plan”) for persons holding the title of Executive Vice President or Senior Vice President and for certain other key employees of the Company who may be designated by the Committee from time to time as eligible to participate in the Severance Plan (each a “Participant”). The Severance Plan superseded all prior arrangements with such Participants relating to severance. The Severance Plan and, with respect to our CEO, his employment agreement, provide for severance payments upon a termination of employment without cause or resignation for good reason, as well as upon a qualifying termination following a change in control of the Company, each as more fully described below in the section entitled “Potential Payments upon Termination or Change in Control.” The Committee believes that providing our executives with specified benefits in the event of a termination of employment by the Company without “cause” or in the event of a “constructive termination” is consistent with competitive practices, helps us to retain executives and maintain leadership stability, as well as to ensure that these executives are treated fairly and consistently.

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

•	The executive annual cash incentive awards include a maximum payout opportunity.
•	Our executives are expected to meet stock ownership guidelines in order to align the executives’ interests with those of our shareholders.
•	In 2017, our annual equity awards to executives are comprised of performance-based RSUs and stock options, to further align pay with Company performance.
•	The Company’s pay philosophy provides an effective balance in the mix of cash and equity and allows for the committee’s discretion.
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

Tax Considerations

Prior to its amendment by the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted December 22, 2017, Section 162(m) of the Internal Revenue Code of 1986, as amended (“Section 162(m)”), disallowed a tax deduction to public companies for compensation paid in excess of $1 million to “covered employees” under Section 162(m) (generally, such company’s chief executive officer and its three other highest paid executive officers other than its chief financial officer). Prior to this amendment, there was an exception to this $1 million limitation for performance-based compensation if certain requirements were met.  Historically, awards to these covered individuals under our annual bonus plan and in the form of performance-based equity grants were intended to satisfy the requirements for qualifying as performance-based compensation under Section 162(m).

The Tax Act generally amended Section 162(m) to eliminate the exception for performance-based compensation, effective for taxable years following December 31, 2017.  The $1 million compensation limit was also expanded to apply to a public company’s chief financial officer and apply to certain individuals who were covered employees in years other than the then-current taxable year.  Although certain transition relief may apply with respect to compensation paid pursuant to certain contracts in effect as of November 2, 2017, ambiguities in the Tax Act prevent the Compensation Committee from being able to definitively determine what compensation, if any, payable to the covered employees in excess of $1 million will be deductible in future years.  Interpretations of and changes in applicable tax laws and regulations as well as other factors beyond the control of the Compensation Committee can affect deductibility of compensation, and there can be no assurance that compensation paid to our executive officers who are covered by Section 162(m) will be deductible. As in prior years, the Compensation Committee will continue to take into account the tax and accounting implications (including with respect to the expected lack of deductibility under the revised Section 162(m)) when making compensation decisions, but reserves its right to make compensation decisions based on other factors as well if the Compensation Committee determines it is in its best interests to do so.  Further, taking into account the elimination of the exception for performance-based compensation, the Compensation Committee may determine to make changes or amendments to its existing compensation programs in order to revise aspects of our programs that were initially designed to comply with Section 162(m) but that may no longer serve as an appropriate incentive measure for our executive officers.

COMPENSATION AND EXECUTIVE DEVELOPMENT COMMITTEE REPORT

We, the Compensation and Executive Development Committee of the Board of Directors of the Company, have reviewed and discussed the Compensation Discussion and Analysis contained in this Company’s Annual Report on Form 10-K with management. Based on such review and discussion, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2018 and the Company's Proxy Statement for the fiscal year ended January 2, 2018.

SUBMITTED BY THE COMPENSATION AND
EXECUTIVE DEVELOPMENT COMMITTEE
OF THE BOARD OF DIRECTORS

Glenn W. Welling, Chairman
Richard L. Federico
Andrew R. Heyer

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

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

	Shares of Common Stock Beneficially Held
Name and Address of Beneficial Owner(1)	Amount(2)	Percent(3)
Engaged Capital, LLC(4)	2,834,002	18.2%
610 Newport Center Drive, Suite 250
Newport Beach, California 92660
Wellington Management Group LLP(5)	2,129,476	13.7%
280 Congress Street
Boston, MA 02210
Indus Capital Partners, LLC(6)	1,430,860	9.2%
888 Seventh Avenue, 26th Floor
New York, NY 10019
Thompson Siegel & Walmsley LLC(7)	790,851	5.1%
6806 Paragon Place, Suite 300
Richmond, VA 23230
David A. Pace(8)	105,677	*
Marie Perry(9)	27,000	*
Rachel Phillips-Luther	4,636	*
Arnaud Joliff(10)	69,543	*
Richard L. Federico(11)	51,832	*
Michael A. Depatie(12)	36,355	*
Lorna C. Donatone	19,710	*
Andrew R. Heyer	33,697	*
James C. Pappas(13)	420,036	2.7%
Glenn W. Welling(4)	2,846,905	18.3%
Joe Thornton(14)	5,000	*
All current directors and executive officers as a group(15)	3,541,212	22.7%

*	Less than 1%

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

(8)	Represents 39,011 shares of Common Stock held by Mr. Pace and 66,666 shares of Common Stock issuable upon the exercise of vested options held by Mr. Pace.
(9)	Represents 2,000 shares of Common Stock held by Ms. Perry and 25,000 shares of Common Stock issuable upon exercise of vested options held by Ms. Perry.
(10)	Represents 15,904 shares of Common Stock held by Mr. Joliff and 53,639 shares of Common Stock issuable upon exercise of vested options held by Mr. Joliff.
(11)	Represents 22,795 shares of Common Stock held by Mr. Federico and 29,037 shares of Common Stock issuable upon exercise of vested options held by Mr. Federico.
(12)	Represents 28,855 shares of Common Stock held by Mr. Depatie and 7,500 shares of Common Stock issuable upon exercise of vested options held by Mr. Depatie.
(13)

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

(14)	Represents 5,000 shares of Common Stock issuable upon the exercise of vested options held by Mr. Thornton.
(15)	Represents 3,586,441 shares of Common Stock and 322,597 shares of Common Stock issuable upon the exercise of vested options. See Notes 4, and 8 through 14, above.

EQUITY COMPENSATION PLAN INFORMATION

The Company maintains one stock-based compensation plan. On May 17, 2016, at its 2016 Annual Meeting of Shareholders, the Company’s shareholders, upon the recommendation of the Board of Directors, approved the amendment and restatement of the Jamba, Inc. 2013 Equity Incentive Plan (the “2013 Equity Plan”). The 2013 Equity Plan amended and restated the existing 2013 Equity Plan adopted in May 2013.  The 2013 Equity Plan authorizes the Company to provide incentive compensation in the form of stock options, stock appreciation rights, restricted stock and stock units, performance shares and units, other stock-based awards, cash-based awards and deferred compensation awards. The 2013 Equity Plan authorizes the issuance of up to 3,028,847 shares.  The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of January 2, 2018:

Plan Category	Number of shares to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options ($) (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column)(2) (c)
Equity compensation plans approved by stockholders	529,248	13.58	1,711,967
Equity compensation plans not approved by stockholders(1)	110,000	11.11	—
Total	639,248		1,711,967

(1)  Represents shares of our Common Stock granted to executives outside of our equity incentive plans. The grant of these options did not require approval by our shareholders due to their qualification under the “inducement grant exception” provided by Nasdaq Listing Rule 5635(c)(4).

(2)	Includes 1,137,286 available for future issuance under the 2013 Equity Plan and 574,681 shares available for future issuance under the 2010 Employee Stock Purchase Plan.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Other than the foregoing, there were no relationships or related party transactions in the fiscal year ended January 2, 2018 requiring disclosure in this Company’s Annual Report on Form 10-K.

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

The following table sets forth the aggregate fees billed to the Company for fiscal 2017 by its independent registered public accounting firm, Whitley Penn LLP:

	Fiscal 2017 (52 weeks)	Fiscal 2016 (53 weeks)
Audit Fees(1)	$565,000	$—
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	18,000
Total Fees	$565,000	$18,000

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

(3)	Tax Fees consist of tax compliance, tax planning, and tax advice.
(4)	Consists of audit fees for the Company’s 401 (k) plan prior to Whitley Penn LLP’s appointment.

The following table sets forth the aggregate fees billed to the Company for fiscal 2016 by its previous independent registered public accounting firm, KPMG LLP:

	Fiscal 2017 (52 weeks)	Fiscal 2016 (53 weeks)
Audit Fees(1)	$—	$5,465,829
Audit-Related Fees(2)	60,000	—
Tax Fees(3)	—	—
All Other Fees	—	—
Total Fees	$60,000	$5,465,829

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

(3)	Tax Fees consist of tax compliance, tax planning, and tax advice.

The Audit Committee has considered whether the provisions of services described in the table above are compatible with maintaining auditor independence. Unless a type of service has received general pre-approval, it will require separate pre-approval by the Audit Committee. The Audit Committee has delegated its pre-approval authority to its Chairman, provided the Chairman reports any pre-approval decisions to the full Audit Committee at its next regularly scheduled meeting. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval process. During fiscal 2017 and fiscal 2016, all fees paid to our independent auditors were pre-approved in accordance with this policy without exception.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report:

(a) List of Financial Statements

The following Consolidated Financial Statements are included herein in Part II, Item 8 of this Annual Report on Form 10-K:

(2) Exhibits

The following exhibits are filed as part of this Annual Report or are incorporated herein by reference:

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-32552	3.1	December 5, 2006

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	8-K	001-32552	3.2	December 5, 2006

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	8-K	001-32552	3.1	May 31, 2013

3.4	Certificate of Elimination of the Series A Preferred Stock	8-K	001-32552	3.1	April 3, 2015

3.5	Amended and Restated Bylaws of the Company	8-K	001-32552	3.1	August 17, 2010

4.1	Specimen Common Stock Certificate	S-1	333-122812	4.2	February 14, 2005

4.2	Registration Rights Agreement dated June 16, 2009 between Jamba, Inc., the Investors and North Point	8-K	001-32552	4.1	June 17, 2009

10.1	Form of Indemnity Agreement entered into between the Company and its directors, officers and certain other employees	8-K	001-32552	10.1	December 5, 2006

10.2	Form of Distribution Agreement by and between Jamba Juice Company and various suppliers	8-K	001-32552	10.4	December 5, 2006

10.3	Amended and Restated 1994 Stock Incentive Plan**	8-K	001-32552	10.16	December 5, 2006

10.4	2001 Equity Incentive Plan**	8-K	001-32552	10.17	December 5, 2006

10.5	Jamba, Inc. Amended and Restated 2006 Employee, Director and Consultant Stock Plan**	DEF14A	001-32552	Annex A	April 1, 2010

10.6	Form of Incentive Stock Option Plan under the 2006 Plan**	10-Q	001-32552	10.2	August 17, 2011

10.7	Form of Non-Qualified Stock Option Agreement under the 2006 Plan**	10-Q	001-32552	10.3	August 17, 2011

10.8	Form of Restricted Stock Units Agreement under the 2006 Plan**	10-Q	001-32552	10.4	August 17, 2011

10.9	Jamba, Inc. 2010 Employee Stock Purchase Plan	DEF14A	001-32552	Annex B	April 1, 2010

10.10	Non-employee Director Compensation Policy, as amended**	10-K	001-32552	10.11	March 7, 2013

10.11	Distribution Service Agreement by Systems Services of America and Jamba Juice Company dated as of December 16, 2012*	10-K	001-32552	10.12	March 7, 2013

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.12	Form of Executive Employment Agreement entered into between Jamba Juice Company and Steve Adkins**	8-K	001-32552	10.1	October 14, 2008

10.13	Jamba, Inc. Management Incentive Plan**	8-K	001-32552	10.1	December 21, 2010

10.14	Jamba, Inc. 2013 Equity Incentive Plan**	8-K	001-32552	10.1	May 16, 2013

10.15	Form of Notice of Grant of Stock Option under 2013 Equity Incentive Plan**	8-K	001-32552	10.2	May 16, 2013

10.16	Form of Stock Option Agreement under 2013 Equity Incentive Plan**	8-K	001-32552	10.3	May 16, 2013

10.17	Form of Notice of Grant of Restricted Stock under 2013 Equity Incentive Plan**	8-K	001-32552	10.4	May 16, 2013

10.18	Form of Restricted Stock Agreement under 2013 Equity Incentive Plan**	8-K	001-32552	10.5	May 16, 2013

10.19	Form of Notice of Grant of Restricted Stock Unit under 2013 Equity Incentive Plan**	8-K	001-32552	10.6	May 16, 2013

10.20	Form of Restricted Stock Unit Agreement under 2013 Equity Incentive Plan**	8-K	001-32552	10.7	May 16, 2013

10.21	Nonemployee Director Restricted Stock Unit Deferral Program and Election Notice	10-Q	001-32552	10.1	August 11, 2014

10.22	Asset Purchase Agreement, dated April 1, 2015, by and between Jamba Juice Company and Vitaligent, LLC	10-Q	001-32552	10.1	August 10, 2015

10.23	First Amendment to Asset Purchase Agreement, dated July 28, 2015, by and between Jamba Juice Company and Vitaligent, LLC	10-Q	001-32552	10.1	November 9, 2015

10.24	Executive Employment Agreement, dated January 22, 2016, by and between Jamba Juice Company and David A. Pace**	10-Q	001-32552	10.1	May 6, 2016

10.25	Jamba, Inc. 2013 Equity Incentive Plan (As Amended and Restated May 17, 2016)**	8-K	001-32552	10.1	May 20, 2016

10.26	Office Lease Agreement made and entered into effective as of May 3, 2016, between Hall Office Park Building 16, L.P. and Jamba Inc.	10-Q	001-32552	10.1	August 5, 2016

10.27	Employment Agreement dated May 2, 2016, by and between Jamba Juice Company and Marie Perry**	10-Q	001-32552	10.2	August 5, 2016

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.28	Form of Stock Option Agreement under 2013 Equity Incentive Plan (As Amended and Restated May 17, 2016)**	10-Q	001-32552	10.4	August 5, 2016

10.29	Form of Restricted Stock Agreement under 2013 Equity Incentive Plan (As Amended and Restated May 17, 2016)**	10-Q	001-32552	10.5	August 5, 2016

10.30	Form of Restricted Stock Units Agreement under 2013 Equity Incentive Plan (As Amended and Restated May 17, 2016)**	10-Q	001-32552	10.6	August 5, 2016

10.31	Form of Jamba, Inc. Inducement Award Notice of Grant of Non-Statutory Stock Option (Non-Plan Award)**	10-Q	001-32552	10.7	August 5, 2016

10.32	Form of Jamba, Inc. Inducement Award Non-Statutory Stock Option Agreement (Non-Plan Award)**	10-Q	001-32552	10.8	August 5, 2016

10.33	Form of Jamba, Inc. Inducement Award Notice of Grant of Time-Based Restricted Stock Units (Non-Plan Award)**	10-Q	001-32552	10.9	August 5, 2016

10.34	Form of Jamba, Inc. Inducement Award Time-Based Restricted Stock Units Agreement (Non-Plan Award)**	10-Q	001-32552	10.10	August 5, 2016

10.35	Form of Jamba, Inc. Inducement Award Notice of Grant of Market-Based Restricted Stock Units (Non-Plan Award)**	10-Q	001-32552	10.11	August 5, 2016

10.36	Form of Jamba, Inc. Inducement Award Market-Based Restricted Stock Units Agreement (Non-Plan Award)**	10-Q	001-32552	10.12	August 5, 2016

10.37	Employment Agreement dated June 30, 2016, by and between Jamba Juice Company and Rachel Phillips Luther**	10-K	001-32552	10.40	February 12, 2018

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.38	Credit Agreement, dated November 3, 2016, by and among Jamba, Inc., Jamba Juice Company, Jamba Juice Advertising Fund, Inc., and Cadence Bank, NA	10-K	001-32552	10.41	February 12, 2018

10.39	Employment Agreement dated February 25, 2017, by and between Jamba Juice Company and Joe Thornton**					X
10.40	Release Agreement dated November 2, 2017 by and between Jamba Juice Company and Rachel Phillips Luther **					X

10.41	Amended and Restated Executive Retention and Severance Plan effective July 1, 2017**					X

21.1	List of Subsidiaries					X

23.1	Consent of Independent Registered Public Accounting Firm-Whitley Penn LLP					X

23.2	Consent of Independent Registered Public Accounting Firm-KPMG LLP					X
24	Power of Attorney, included on signature page hereto					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Frisco, State of Texas, on the 11th day of May 2018.

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

Name	Title	Date
/s/ David A. Pace David A. Pace	Chief Executive Officer, Director (Principal Executive Officer)	May 11, 2018

/s/ Marie L. Perry Marie L. Perry	Chief Financial Officer, Chief Administrative Officer, Executive Vice President and Secretary (Principal Financial Officer and Principal Accounting Officer)	May 11, 2018

/s/ Michael A. Depatie Michael A. Depatie	Director	May 11, 2018

/s/ Lorna Donatone Lorna Donatone	Director	May 11, 2018

/s/ Richard L. Federico Richard L. Federico	Director	May 11, 2018

/s/ Andrew Heyer Andrew Heyer	Director	May 11, 2018
/s/ James C. Pappas James C. Pappas	Director	May 11, 2018

/s/ Glenn W. Welling Glenn W. Welling	Director	May 11, 2018

JAMBA, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended January 2, 2018, January 3, 2017, and December 29, 2015

(In thousands)

Allowance for Doubtful Accounts

	Balance at the Beginning of the Period	Charged to Expenses	Charged (Credited) to Other Accounts	Deductions	Balance at the End of the Period
Year ended January 2, 2018	$1,808	$415	$—	$(1,319)	$904
Year ended January 3, 2017	$618	$1,560	$—	$(370)	$1,808
Year ended December 29, 2015	$280	$741	$—	$(403)	$618