Form 10-Q
period 2018-04-03
JAMBA, INC.
filed 2018-06-26
CIK 1316898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2018

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

(469) 294-9600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” or “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

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

The number of shares of common stock of Jamba, Inc. outstanding as of June 19, 2018 was 15,588,206.

JAMBA, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED APRIL 3, 2018

Exhibits
EX-10.1 EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

JAMBA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	April 3,	January 2,
	2018	2018
ASSETS
Current Assets:
Cash and cash equivalents	$7,534	$10,030
Receivables, net of allowances of $911 and $904	8,704	10,098
Inventories	439	465
Prepaid rent	689	776
Prepaid expenses and other current assets	3,124	4,321
Total current assets	20,490	25,690
Property, fixtures and equipment, net of accumulated depreciation of $32,729 and $32,785	10,238	10,928
Goodwill	1,181	1,181
Trademarks and other intangible assets, net of accumulated amortization of $859 and $855	1,178	1,211
Deferred tax asset	791	791
Notes receivable and other long-term assets	848	847
Total assets	$34,726	$40,648
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$8,348	$10,070
Accrued compensation and benefits	2,999	2,122
Accrued gift card liability	13,812	27,469
Other current liabilities	8,628	8,052
Total current liabilities	33,787	47,713
Long term portion of deferred revenue	7,668	2,398
Deferred rent and other long-term liabilities	4,928	5,111
Total liabilities	46,383	55,222
Commitments and contingencies (Note 8)
Shareholders’ (deficit) equity:
Common stock, $0.001 par value—30,000,000 shares authorized; 18,447,023 and 15,588,206 shares issued and outstanding, respectively, at April 3, 2018, and January 2, 2018	18	18
Additional paid-in capital	409,597	409,518
Treasury shares, at cost, 2,858,817	(40,009)	(40,009)
Accumulated deficit	(381,263)	(384,101)
Total shareholders’ (deficit) equity	(11,657)	(14,574)
Total liabilities and shareholders' (deficit) equity	$34,726	$40,648

See Notes to Condensed Consolidated Financial Statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	13-Week Period Ended
	April 3,	April 4,
	2018	2017
Revenue:
Company stores	$9,309	$11,107
Franchise and related revenue	6,368	5,752
Advertising fees and other income	5,296	754
Total revenue	20,973	17,613

Costs and operating expenses:
Cost of sales	2,202	2,662
Labor	3,390	4,288
Occupancy	1,403	1,763
Store operating	1,421	1,798
Depreciation and amortization	871	881
General and administrative	8,023	8,601
Loss on disposal of assets	163	162
Store pre-opening	35	238
Store lease termination and closure	60	181
Advertising expense	3,016	-
Other operating, net	270	76
Total costs and operating expenses	20,854	20,650
Income (loss) from operations	119	(3,037)

Other income (expenses):
Interest income	4	54
Interest expense	(80)	(83)
Total other income (expenses), net	(76)	(29)

Income (loss) before income taxes	43	(3,066)
Income tax (expense) benefit	(5)	(86)
Net income (loss)	$38	$(3,152)

Share Data:
Weighted-average shares used in the computation of income (loss) per share:
Basic	15,588,206	15,411,695
Diluted	15,922,204	15,411,695
Income (loss) per share:
Basic	$0.00	$(0.20)
Diluted	$0.00	$(0.20)

See Notes to Condensed Consolidated Financial Statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars In thousands)

(Unaudited)

	13-Week Period Ended
	April 3, 2018	April 4, 2017
Cash (used in) provided by operating activities:
Net income (loss)	$38	$(3,152)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	871	881
Gift card breakage income	(1,024)	(730)
Stock-based compensation	78	148
Deferred rent	(218)	104
Other, net	328	302
Changes in operating assets and liabilities:
Receivables	1,367	2,683
Inventories	26	102
Prepaid expenses and other current assets	558	(257)
Other long-term assets	(8)	42
Accounts payable and accrued expenses	(1,439)	2,509
Accrued compensation and benefits	877	(577)
Accrued gift card liability	(2,530)	(1,668)
Other current liabilities	(815)	1,018
Other long-term liabilities	(14)	(58)
Cash (used in) provided by operating activities	(1,905)	1,347

Cash used in investing activities:
Capital expenditures	(593)	(501)
Proceeds from sale of assets	2	148
Cash used in investing activities	(591)	(353)

Cash provided by financing activities:
Proceeds pursuant to stock plan	-	65
Cash provided by financing activities	-	65

Net (decrease) increase in cash and cash equivalents	(2,496)	1,059
Cash and cash equivalents at beginning of period	10,030	7,133
Cash and cash equivalents at end of period	$7,534	$8,192

Supplemental cash flow information:
Cash paid for interest	$8	$-
Income taxes paid	$3	$1

Noncash investing and financing activities:
Property, fixtures and equipment in accounts payable	$165	$362

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

As of April 3, 2018, there were 853 Jamba Juice stores globally, consisting of 51 Company-owned and operated stores (“Company Stores”), 734 franchisee-owned and operated stores (“Franchise Stores”) in the United States and 68 Franchise Stores in international locations (“International Stores”).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited Condensed Consolidated Financial Statements of Jamba, Inc. have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q. The January 2, 2018 Condensed Consolidated Balance Sheet was derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of the 13-week period ended April 3, 2018 are not necessarily indicative of the results of operations to be expected for the entire fiscal year.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary, Jamba Juice Company. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications were made to the Company’s prior financial statements to conform to current year presentation. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended January 2, 2018.

Use of estimates

The preparation of the Condensed Consolidated Financial Statements and accompanying notes are in conformity with U.S. GAAP. Preparing Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates.

Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments from owners and distributions to owners. The Company currently has no components of comprehensive income other than net income (loss), therefore no separate statement of comprehensive income is presented.

Income (Loss) Per Share

Basic income (loss) per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed based on the weighted-average number of common shares and potentially dilutive securities, which includes outstanding options and restricted stock awards granted under the Company’s stock option plans.

Anti-dilutive common stock equivalents totaling 0.8 million and 2.0 million were excluded from the calculation of diluted weighted-average shares outstanding for the 13-week periods ended April 3, 2018 and April 4, 2017, respectively. Basic and diluted income (loss) per share do not differ when there is a net loss position as potentially dilutive securities are anti-dilutive.

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

Recently Adopted Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“Topic 606”) and has since issued various amendments which provide additional clarification and implementation guidance on Topic 606. This guidance establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company adopted this new guidance effective the first day of fiscal 2018 using the modified retrospective transition method and applied Topic 606 to those contracts which were not completed as of January 2, 2018.

The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit at the beginning of fiscal 2018. In performing its analysis, the Company reflected the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price.  Comparative information from prior year periods has not been adjusted and continue to be reported under the accounting standards in effect for those periods under Topic 605 “Revenue Recognition” (“Topic 605”). Refer to note 3 for further disclosure of the impact of the new guidance.

Liabilities

In March 2016, the FASB issued ASU 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products. The new guidance creates an exception under ASC 405-20, Liabilities-Extinguishments of Liabilities, to derecognize financial liabilities related to certain prepaid stored-value products using a revenue-like breakage model. In general, these liabilities may be extinguished proportionately in earnings as redemptions occur, or when redemption is remote if issuers are not entitled to the unredeemed stored value. The Company adopted this guidance effective January 3, 2018 in connection with its adoption of Topic 606. Refer to note 3 for further disclosure of the impact of the new guidance.

Financial Instruments

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The Company adopted this new guidance effective the first day of fiscal 2018. The adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which provides specific guidance for certain cash flow classification issues, previously not specifically addressed, including classification for debt prepayment, contingent consideration made after a business combination, insurance claim proceeds and corporate-owned life insurance policies, distributions received from equity method investees and certain other items. The Company adopted this new guidance effective the first day of fiscal 2018. The adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Stock Compensation

In January 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The Company adopted this new guidance effective the first day of fiscal 2018. The adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Upcoming Accounting Pronouncements

The Company is currently assessing the potential impact of the following pronouncements on its Condensed Consolidated Financial Statements and related disclosures:

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which will require lessees to recognize a lease liability and a right-of-use asset for all leases (with the exception of leases with terms less than 12 months) at the commencement date. The guidance will be effective for the Company beginning fiscal year 2019, with early adoption permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. Management believes the adoption of ASU 2016-02 will materially impact the Company’s Condensed Consolidated Financial Statements by significantly increasing non-current assets and non-current liabilities in the Condensed Consolidated Balance Sheets in order to record the right of use assets and related lease liabilities for existing operating leases. Management is in the process of determining the financial statement impact and currently unable to estimate the impact on the Company’s Condensed Consolidated Financial Statements or related disclosures.

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

3.	REVENUE RECOGNITION

Adoption

The Company adopted Topic 606 on January 3, 2018 using the modified retrospective transition method and recorded a decrease to opening accumulated deficit of $2.8 million. The adoption of this standard update resulted in no impact to the Company’s tax accounts due to the full valuation allowance. The Company adopted Topic 606 only for contracts with remaining performance obligations as of January 3, 2018. Comparative information from prior year periods has not been adjusted and continue to be reported under the accounting standards in effect for those periods under Topic 605.

The adoption changed the timing of recognition of initial franchise fees, development fees, market opening fees for our international business and renewal and transfer fees, the reporting of advertising fund contributions and related expenditures, as well as the recognition and classification of gift card breakage.

The cumulative effects of the changes made to the Condensed Consolidated Balance Sheets as of January 2, 2018, for the adoption of Topic 606 were as follows (in thousands):

	Balance at January 2, 2018	Adjustment due to Topic 606	Balance at January 3, 2018
Assets
Prepaid expenses and other current assets	$4,321	$(726)	$3,595
Liabilities
Accrued gift card liability	27,469	(10,103)	17,366
Other current liabilities	8,052	488	8,540
Deferred revenue	2,398	6,089	8,487
Shareholders’ (deficit) equity:
Accumulated deficit	(384,101)	2,800	(381,301)

The following table presents a disaggregation of revenue from contracts with customers for the 13-week periods ended April 3, 2018 and April 4, 2017 (in thousands):

	13-Week Period Ended
	April 3, 2018	April 4, 2017(1)

Company store revenue	$9,309	$11,107
Franchise and related revenue:
Royalties	5,937	5,557
Upfront fees	431	195
Advertising fees and other income:
Advertising fund contributions	2,584	-
Gift card breakage	1,024	-
Other	1,688	754
Total revenue	$20,973	$17,613

(1)	As disclosed in Note 2, prior period amounts have not been adjusted under the modified retrospective method of adoption of Topic 606.

Company stores – Revenue from Company Stores is recognized when product is sold as this is the point in time that control of the product transfers to the customer. Revenue is presented net of any taxes collected from customers and remitted to government entities. Customer payments are generally due at the time of sale. The adoption of Topic 606 did not impact the recognition of company store sales.

Franchise and related revenue – Domestically, the Company sells individual franchises as well as territory arrangements in the form of multi-unit development agreements that grant the right to open and operate a specific number of stores in a specified geographic region.  The development and franchise agreements typically require the franchisee to pay an initial, non-refundable fee prior to opening the respective location, and continuing royalty fees on a monthly basis based upon a percentage of franchisee net sales. The initial term of domestic franchise agreements is typically 10 years.  Subject to the Company’s approval and the franchisee’s payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration.  If approved, a franchisee may transfer a franchise agreement or development agreement to a new or existing franchisee, at which point a transfer fee is typically paid.

Under the terms of our franchise agreements, the Company typically promises to provide franchise rights, pre-opening services such as operational materials, planning and functional training courses, and ongoing services, such as management of the advertising fund.  Development agreements provide exclusive development rights and additional market opening and consulting services. All of these promised services, including development rights, are highly interrelated and are not considered to be individually distinct and the Company accounts for them as part of a single franchise right obligation.  Therefore upon adoption of Topic 606, initial franchise fees, development fees and market opening fees (collectively, “upfront” fees) paid by franchisees for each arrangement are deferred and apportioned to each individual store and recognized during the respective franchise agreement from the date the store opens as this ensures that revenue recognition aligns with the customer’s access to the franchise right over the duration of the agreement.

Internationally, the Company sells master franchise agreements that grant the master franchisee the right to develop and operate, and in some instances, sub-franchise, a certain number of stores within a particular geographic area.  The master franchisee is typically required to pay an upfront market opening fee upon entering into the master franchise agreement and an upfront initial franchise fee for each developed store prior to each respective opening. The master franchisee will also pay continuing fees, or royalty income, generally on a monthly basis based upon a percentage of sales. Generally, the master franchise agreement serves as the franchise agreement for the underlying stores, and the initial franchise term provided for each store is typically 10 years.

Under either domestic development agreements or international master franchise agreements, the upfront fee amount is based on the number of stores to be opened pursuant to the respective agreement.  The area developer generally pays one-half of the initial non-refundable fee multiplied by each store to be built as a non-refundable development fee upon execution of the agreement. This deposit is included in deferred revenue or other current liabilities in the accompanying Condensed Consolidated Financial Statements. The development and master franchise agreements are generally for a term of 10 years. Each time a store is opened under these agreements, the Company credits the franchisee one-half of the upfront fee as part of the development fee and the franchisee is required to pay the remaining one-half of the upfront fee.

Royalty income is recognized during the respective franchise agreement based on the royalties earned each period as the underlying franchise store sales occur. Renewal fees are generally recognized over the renewal term for the respective store from the start of the renewal period. Transfer fees are recognized over the remaining term of the franchise agreement beginning at the time of transfer. Previously, under Topic 605, these fees were generally recognized upfront upon either opening of the respective store, when a renewal agreement became effective, or upon transfer of a franchise agreement. Transfer fees are included within franchise fees and related revenue in the Condensed Consolidated Statements of Operations. The new guidance did not materially impact the recognition of royalty income.

Advertising fees and other income – Advertising revenue is comprised of contributions from franchisees to the Company’s advertising fund. The Company participates with its franchisees in an advertising fund to collect and administer funds contributed for use in advertising and promotional programs, which are designed to increase sales and enhance the reputation of the Company and its franchise owners. Contributions to the advertising fund are required for Company Stores and traditional Franchise Stores. These contributions represent sales-based royalties related entirely to the single obligation under the franchise agreement.  The franchise agreements typically require the franchisee to pay continuing advertising fees on a monthly basis based on a percentage of net sales, which are recognized during the respective franchise agreement based on the fees earned each period as the underlying store sales occur.

Under Topic 606, the Company has determined that although the marketing fees are not separate performance obligations distinct from underlying franchise right, the Company acts as the principal as it is primarily responsible for the fulfilment and control of the marketing services. As a result, the Company records advertising fees in revenues and related advertising fund expenditures in expenses in the Condensed Consolidated Statement of Operations. The Company historically presented the net activities of the advertising fund within expenses in the Condensed Consolidated Statements of Operations. While this reclassification will impact the gross amount of reported advertising income and related expenses, the impact is an offsetting increase to both revenue and expense with no impact income from operations or net income.

The advertising fund assets, consisting primarily of cash received from the Company and franchisees and accounts receivable from franchisees, can only be used for selected purposes. The cash contributed by franchisees is recorded as a liability against which specified advertising costs are charged.

Advertising fund assets as of April 3, 2018 and January 2, 2018 include $2.3 million and $2.0 million of receivables from franchisees, net of allowances, respectively, which is recorded in Notes receivables in the Condensed Consolidated Balance Sheets. Advertising fund liabilities as of April 3, 2018 and January 2, 2018, were $2.3 million and $2.0 million, respectively, and are reported in other current liabilities in the Company’s Condensed Consolidated Balance Sheets.

The Company, sells gift cards to its customers in its retail stores, through its website and through resellers. The Company’s gift cards do not have an expiration date and are not redeemable for cash except where required by law. Revenue from gift cards is recognized upon redemption in exchange for product and reported within Company store revenue in the Condensed Consolidated Statements of Operations. Until redemption, outstanding customer balances are recorded as a liability. An obligation is recorded at the time of either an initial load or a subsequent reload in accrued gift card liability on the Company’s Condensed Consolidated Balance Sheets.

Previously, under Topic 605, the Company recognized revenue from gift cards when the likelihood of the gift card being redeemed by the customer was remote (also referred to as “breakage”) and the Company determined that it did not have a legal obligation to remit the unredeemed gift cards to the relevant jurisdictions. The Company determined the gift card breakage amount based upon its historical redemption patterns. Gift card breakage revenue was previously included in other operating, net, in the Condensed Consolidated Statements of Operations. Under Topic 606, the Company recognizes gift card breakage proportional to actual gift card redemptions, which is recorded in Advertising fees and other income in the Condensed Consolidated Statements of

Operations. Upon adoption of Topic 606, gift card liabilities of $10.1 million, were reclassified to accumulated deficit in the Condensed Consolidated Balance Sheets, resulting in a decrease to the opening accumulated deficit balance.

The Company’s loyalty program allows customers to earn points based on the volume of their purchases.  Under the loyalty program, a customer receives a discount on future purchases when a defined number of points have been earned. As a result, each loyalty point is deemed to represent a separate performance obligation, with transaction price allocated to each loyalty point earned at the time of sale.  The transaction price allocated to loyalty points is initially recorded in deferred revenue and recognized when the customers redeem the loyalty points they earned.

As part of the Company’s franchise agreements, the franchisee purchases products and supplies from designated vendors through the Company’s platform.  The Company is entitled to receive rebates from the distributor on product purchases by franchisees through the platform.  The Company does not possess control of the products prior to their transfer to the franchisee and has determined under Topic 606 that it is acting as an agent for accounting purposes.  As a result, the Company recognizes the rebates as franchisees purchase products and supplies from distributors, which are reported as other revenue within Advertising fees and other income in the Condensed Consolidated Statements of Operations.

Revenues related to the Company’s flexible format franchise locations are recognized when the products are delivered to the operators of the Jamba Juice Express. Licensing fees from Consumer Packaged Goods (“CPG”) products sold to retail outlets and online and royalties from licensed CPG products are recognized when the products are delivered to the customer. License revenue from CPG products is based on a percentage of product sales and is recognized as revenue upon the sale of the product to retail outlets which are reported as other revenue within Advertising fees and other income

Contract balances and transaction price allocated to remaining performance obligations

Franchise fees, development fees and market opening fee payments (“upfront fees”) received by the Company are recorded as deferred revenue in the Condensed Consolidated Balance Sheet.  Deferred revenue is reduced as fees are recognized in revenue on a straight-line basis during the franchise agreement for each respective store. The estimated amount of points redeemable for discounts on future purchases under the Company’s loyalty program are also recorded in deferred revenue and recognized when the customers redeem the points they earned. Deferred revenue is included in other current liabilities and other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets. The deferred revenue balance subject to Topic 606 was $10.0 million and $1.3 million as of April 3, 2018 and January 2, 2018, respectively. During the period ended April 3, 2018, the Company recognized $0.4 million of revenue that was included in the deferred revenue balance as of January 3, 2018.

Deferred gift card liabilities are reported within accrued gift card liability in the Condensed Consolidated Balance Sheets and consist of the unredeemed portion of gift cards sold.  The balance of accrued gift card liabilities represents our remaining performance obligations to our customers. During the quarter ended April 3, 2018, the Company recognized revenue of $4.9 million from gift card redemptions.

The Company expects to recognize approximately $5.4 million of revenue in the future related to franchise obligations that are either unsatisfied or partially unsatisfied at April 3, 2018.  This estimate does not contemplate future franchise renewals and does not include estimates of future sales-based royalties as a result of applying the sales-based royalty disclosure exemption.  The estimate also excludes $6.5 million of consideration allocated to stores that have not yet opened, so the fees are not yet being amortized. The weighted average remaining amortization period for deferred franchise and renewal fees related to open stores is 3.5 years.

As of April 3, 2018, there were no contract assets from contracts with customers.

Impact to Prior Period information

In accordance with the new revenue standard requirements, the following tables summarize the effects of the new standard on selected unaudited line items within the Company’s Condensed Consolidated Statement of Operations and Condensed Consolidated Balance Sheets for the 13-week period ended April 3, 2018 (in thousands):

	13-Week Period Ended
	As Reported	Balances without the adoption of Topic 606	Effect of Change Higher/(Lower)
Revenue:
Franchise and related revenue	$6,368	$6,396	$(28)
Advertising fees and other income	5,296	-	5,296
General and administrative	8,023	6,569	1,454
Advertising expense	3,016	-	3,016
Other operating, net	270	418	(148)
Income (loss) from operations	119	(827)	946
Income (loss) before income taxes	43	(903)	946
Income tax (expense) benefit	(5)	(5)	-
Net income (loss)	$38	$(908)	$946

	13-Week Period Ended
	As Reported	Balances without the adoption of Topic 606	Effect of Change Higher/(Lower)
Assets
Prepaid expenses and other current assets	$3,124	$3,586	$(462)
Liabilities
Accrued gift card liability	13,812	24,391	(10,579)
Other current liabilities	8,628	7,917	711
Deferred revenue	7,668	2,008	5,660
Accumulated deficit	(381,263)	(385,009)	3,746

4.	SEVERANCE AND OTHER COMPENSATION

In connection with the relocation of the Company’s headquarters from Emeryville, California to Frisco, Texas, in the fourth quarter of fiscal year 2016, the Company incurred severance and retention obligations. At April 3, 2018 and January 2, 2018, $0.2 million and $0.3 million of severance liability were classified in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets. The Company made severance payments of $0.1 million during the 13-week period ended April 3, 2018. The remaining severance payments will be completed by the end of the first quarter in fiscal 2019.

During the first quarter of fiscal 2018, we recorded severance of $0.3 million for the departure of one senior executive.

5.	FAIR VALUE MEASUREMENT

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

Non-financial Assets and Liabilities

The Company’s non-financial assets and liabilities primarily consist of long-lived assets, trademarks and other intangibles, and are reported at carrying value. They are not required to be measured at fair value on a recurring basis. The Company evaluates long-lived assets for impairment when facts and circumstances indicate that their carrying values may not be recoverable. Trademarks and other intangibles are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company had no impairments during the 13-week period ended April 3, 2018 and April 4, 2017.

6.	CREDIT AGREEMENT

On November 3, 2016, the Company entered into a credit agreement with Cadence Bank, NA (“Credit Agreement”). The Credit Agreement provides an aggregate principal amount of up to $10.0 million. The Credit Agreement also allows the Company to request an additional $5.0 million for an aggregate principal amount of up to $15.0 million. The Credit Agreement accrues interest at a per annum rate equal to the LIBOR rate plus 2.50% and has a five-year term. Under the terms of the Credit Agreement, the Company is required to either maintain minimum cash or consolidated EBITDA levels and a minimum fixed charge coverage ratio. The Credit Agreement terminates November 3, 2021. This credit facility is subject to customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to liens, indebtedness, guaranties, investments, distributions, mergers and acquisitions and dispositions of assets. The credit facility is evidenced by a revolving note made by the Company in favor of the Lender, is guaranteed by the Company and is secured by substantially all of its assets including the assets of its subsidiary and a pledge of stock of its subsidiary.

To acquire the Credit Agreement, the Company incurred upfront fees, which are being amortized over the term of the Credit Agreement. As of April 3, 2018, the unamortized commitment fee amount was not material and is recorded in prepaid expenses in the Condensed Consolidated Balance Sheets. During the 13-week period ended April 3, 2018, there were no borrowings under the Credit Agreement. As of April 3, 2018, the Company was in compliance with the financial covenants to the Credit Agreement.

7.	OTHER OPERATING, NET

For the 13-week periods ended April 3, 2018 and April 4, 2017, the components of other operating, net were as follows (in thousands):

	13-Week Period Ended
	April 3, 2018(1)	April 4, 2017
Franchise gift card discount expense	$-	$70
Franchise other expense	155	528
Gift card expense	208	263
Gift card breakage income	-	(730)
Other (income) expense	(93)	(55)
Total other operating, net	$270	$76

(1)	Refer to Note 3, for the impact of the new guidance to breakage income.
8.	COMMITMENTS AND CONTINGENCIES

The Company records a liability for litigation claims and contingencies when payment is probable and the amount of loss can be reasonably estimated.

During the 13-week period ended April 4, 2017, the Company had recorded a liability for ongoing litigation matters by $1.0 million in the normal course of business based on the available information at the time. The estimated losses are included in general and administrative expenses in the Company’s Condensed Consolidated Financial Statements of Operations.  No additional liabilities were incurred in the during the 13-week period ended April 3, 2018. As of April 3, 2018 and January 2, 2018, the liabilities associated with these matters are recorded in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets and was $2.0 million, respectively.

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

For the 13-week periods ended April 3, 2018 and April 4, 2017, the Company received $0.1 million from Sodexo related to licensing fees for Jamba units operated by Sodexo. One Jamba Juice Director is an executive with Sodexo.

10.	SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions). Forward-looking statements include, but are not limited to, statements concerning projected new store openings, revenue growth rates, and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive conditions. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2018.

JAMBA, INC. OVERVIEW

Jamba, Inc. through its wholly-owned subsidiary, Jamba Juice Company, (“the Company”), is a global healthy lifestyle brand that inspires and simplifies healthful living through freshly blended whole fruit and vegetable smoothies, bowls, juices, cold-pressed shots, boosts, snacks, and meal replacements. Jamba’s blends are made with premium ingredients free of artificial flavors and preservatives so guests can feel their best and blend the most into life.

We operate on a 52 or 53 week fiscal year ending on the Tuesday closest to December 31st. Our fiscal quarters are comprised of 13 weeks, with the exception of the fourth quarter of a 53 week year, which contains 14 weeks. For fiscal quarters 2018 and 2017, both contained 52 weeks.

2018 First Quarter Financial Summary

•

Total revenue for the quarter increased $3.4 million to $21.0 million from $17.6 million for the 13-week period ended April 4, 2017, primarily due to an increase in system-wide comparable sales and the adoption of Topic 606.

•

Company Store comparable sales increased 1.6% for the 13-week period ended April 3, 2018 and Franchise Store comparable sales increased 2.4% for the 13-week period ended April 3, 2018 compared to the prior year. System-wide comparable sales (includes both Company and Franchise Stores) increased 2.3% for the 13-week period ended April 3, 2018. System-wide and Franchise Store comparable store sales are non-GAAP financial measures and represent the change in year-over-year sales, opened for at least one full fiscal year.

•

Franchisees opened 5 new Jamba Juice stores globally; which included 2 traditional stores in the U.S. and 3 new International Stores. Openings were limited in the first quarter primarily because the Company did not have an active Franchise Disclosure Document (“FDD”) with which to solicit prospective franchisees, due to the delayed financial reporting.

•	Net income for the quarter improved to $38 thousand compared to a loss of $3.2 million for the 13-week period ended April 4, 2017.

RESULTS OF OPERATIONS — 13-WEEK PERIOD ENDED APRIL 3, 2018 AS COMPARED TO THE 13-WEEK PERIOD ENDED APRIL 4, 2017 (UNAUDITED)

The discussion that follows should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto. The following table sets forth selected operating data as a percentage of total revenue (unless otherwise noted), of certain items included in our Condensed Consolidated Statements of Operations, for the periods indicated.

	13-Week Period Ended April 3, 2018	% (1)	13-Week Period Ended April 4, 2017	% (1)
Revenue:
Company stores	$9,309	44.5%	$11,107	63.1%
Franchise and related revenue	6,368	30.4%	5,752	32.7%
Advertising fees and other income	5,296	25.3%	754	4.3%
Total revenue	20,973	100.0%	17,613	100.0%
Costs and operating expenses:
Cost of sales	2,202	23.7%	2,662	24.0%
Labor	3,390	36.4%	4,288	38.6%
Occupancy	1,403	15.1%	1,763	15.9%
Store operating	1,421	15.3%	1,798	16.2%
Depreciation and amortization	871	4.2%	881	5.0%
General and administrative	8,023	38.3%	8,601	48.8%
Loss on disposal of assets	163	0.8%	162	0.9%
Store pre-opening	35	0.2%	238	1.4%
Store lease termination and closure	60	0.3%	181	1.0%
Advertising expense	3,016	14.4%	-	0.0%
Other operating, net	270	1.3%	76	0.4%
Total costs and operating expenses	20,854	99.4%	20,650	117.2%
Income (loss) from operations	119	0.6%	(3,037)	(17.2)%
Other income (expenses):
Interest income	4	0.0%	54	0.3%
Interest expense	(80)	(0.4)%	(83)	(0.5)%
Total other income (expenses), net	(76)	(0.4)%	(29)	(0.2)%
Income (loss) before income taxes	43	0.2%	(3,066)	(17.4)%
Income tax (expense) benefit	(5)	(0.0)%	(86)	(0.5)%
Net income (loss)	38	0.2%	(3,152)	(17.9)%

(1)

Cost of sales, labor, occupancy and store operating expenses percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue. Certain percentage amounts do not sum to total due to rounding.

Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

Impact of New Revenue Standard

Effective the first day of fiscal 2018, the Company adopted Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“Topic 606”) and all subsequent ASUs that modified Topic 606 on a modified retrospective basis. Results for reporting periods beginning after January 3, 2018 are presented under Topic 606. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit at the beginning of fiscal 2018. Comparative information from prior year periods has not been adjusted and continue to be reported under the accounting standards in effect for those periods under Topic 605 “Revenue Recognition” (“Topic 605”).

The most significant effects of the new guidance on the comparability of our results of operations between 2018 and 2017 include the following:

•

Under Topic 606, advertising revenues and expenditures are recorded on a gross basis within the Condensed Consolidated Statements of Operations. Under the previous guidance of Topic 605, we recorded franchise advertising expense net of contributions from franchisees to our marketing fund contribution. While this change materially impacts the gross amount of reported franchise and license revenue and costs of franchise and license revenue, the impact is generally an offsetting increase to both revenue and expense with little, if any, impact on operating income and net income. Similarly, upon adoption, other franchise services fees are recorded on a gross basis within the Condensed Consolidated Statements of Operations, whereas, under previous guidance, they were netted against the related expenses.

•

Under Topic 606, recognition of initial franchise fees, development fees and market opening fees (collectively, “upfront” fees) are deferred until the commencement date of the agreement and occurs over time based on the term of the underlying franchise agreement. In the event a franchise agreement is terminated, any remaining deferred fees are recognized in the period of termination. Under the previous guidance, upfront fees were recognized upon the opening of a franchise restaurant. The effect of the required deferral of upfront fees received in a given year is mitigated by the recognition of revenue from fees received in prior periods.

•

Under previous guidance, we recorded gift card breakage when the likelihood of redemption was remote. Breakage was recorded as a benefit to our advertising fund or reduction to other operating expenses, depending on where the gift cards were sold. Under Topic 606, gift card breakage is recognized proportionally as redemptions occur. Our gift card breakage primarily relates to cards sold by third parties. Breakage revenue related to third party sales is recorded as advertising fees and other income with an offsetting amount recorded as advertising expense (included in the Condensed Consolidated Statements of Operations).

See Note 2 and Note 3 for information on the implementation of Topic 606 and its impact on our Condensed Consolidated Financial Statements.

Management reviews and discusses its operations based on both financial and non-financial metrics. Among the key financial metrics upon which management focuses, is reviewing the performance based on the Company’s consolidated GAAP results, including Company Store comparable sales, franchise and related revenue, and income from operations. Management also uses certain supplemental, non-GAAP financial metrics in evaluating financial results, including Franchise Store comparable sales and system-wide comparable sales.

Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least one full year. Franchise Store comparable sales, a non-GAAP financial measure, represents the change in year-over-year sales for all Franchise Stores opened for at least one full year, as reported by franchisees excluding International Stores. System-wide comparable store sales, a non-GAAP financial measure, represents the change in year over-year sales for all Company and Franchise Stores opened for at least one full year and is based on sales by both company-owned and domestic franchise operated stores, as reported by franchisees, which are in the store base. System-wide comparable store sales excludes International Stores, and Jamba Juice Express™.

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

During fiscal 2016, we underwent significant changes in our business model, leadership, key personnel, and relocation of our corporate office. These changes resulted in a significant increase in non-routine transactions and impacted certain routine processes needed to effectively accumulate and present consolidated financial results. We identified that our risk assessment process, which was intended to identify new transactions and changes to existing processes and design appropriate control activities over financial reporting, was not sufficient to prevent or detect material misstatement on a timely basis. Consequently, a material weakness in internal control over financial reporting resulted for fiscal 2016. Management, with the oversight of the Audit Committee dedicated significant incremental resources to successfully implement and test effectiveness of the enhanced controls throughout fiscal 2017 in order to successfully remediate the material weakness in fiscal 2017. G&A expenses have been negatively impacted by costs in connection with the remediation plan in fiscal 2017 and the Company also expects additional associated expenses in fiscal 2018.

On December 22, 2017 the U.S. government passed sweeping tax legislation with the “Tax Cuts and Jobs Act” which includes significant changes to the taxation of business entities. These legislative changes begin to take effect after December 31, 2017. These changes include, among others, (i) a permanent reduction of the corporate income tax rate to a flat 21%,  (ii) a repeal of the corporate alternative minimum tax (AMT), (iii) changes to tax depreciation for first-year property, luxury automobiles and qualified leasehold improvements, (iv) a partial limitation on the deductibility of business interest expense, (v) for losses incurred after December 21, 2017 the NOL deduction is limited to 80% of taxable income with an indefinite carry forward and (vi) a disallowance of entertainment expenses but an expansion of the types of expenses allowable as a 50% business meal expenditure. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, we continue to assess the impact of the recently enacted federal tax reform legislation on our business and our Condensed Consolidated Financial Statements.

Key Financial Metrics

The following table sets forth operating data that do not otherwise appear in our Condensed Consolidated Financial Statements for the periods indicated:

	13-Week Period Ended
Increase/(decrease)	April 3, 2018	April 4, 2017
Percentage change in comparable store sales
Company stores (1)	1.6%	(4.5)%
Franchise stores	2.4%	(2.2)%
System-wide (2)	2.3%	(2.5)%
Percentage change in comparable company store sales

Traffic	1.6%	(7.2)%
Average check	—	2.7%
Total comparable company store sales	1.6%	(4.5)%

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

(2)

Percentage change in system-wide comparable sales compares the combined sales of Company and Franchise Stores, during the current fiscal year to the combined sales from the same Company and Franchise Stores for the prior fiscal year. A Company or Franchise Store is included in this calculation after its first full fiscal period of operations. System-wide comparable store sales do not include International Stores and Jamba Juice Express. Closed locations are included for the periods in which they have comparable sales.

The following table sets forth certain data relating to Company Stores, Franchise Stores and International Stores for the periods indicated:

	13-Week Period Ended		13-Week Period Ended
	April 3, 2018		April 4, 2017
	Domestic	International	Domestic (1)	International
Company Stores:
Beginning of period	53	-	66	-
Company Stores opened	-	-	-	-
Company Stores closed	(2)	-	-	-
Company Stores sold to franchisees	-	-	-	-
Total Company Stores	51	-	66	-

Franchise and International Stores:
Beginning of period	749	71	726	70
Franchise Stores opened	2	3	13	2
Franchise Stores closed	(17)	(6)	(5)	(4)
Franchise Stores purchased from the Company	-	-	-	-
Total Franchise and International Stores	734	68	734	68

Revenue

Total revenue is comprised of revenue from Company Stores, royalties and fees from Franchise Stores in the U.S. and from International Stores, income from breakage from our gift cards (known as jambacard®), license income from sales of Jamba-branded Consumer Packaged Goods (“CPG”) products and advertising and other income. Total revenue increased for the 13-week period ended in April 3, 2018 by $3.4 million or 19.1% compared to April 4, 2017.

The following table summarizes revenue for the periods indicated (dollars in thousands):

	13-Week Period Ended April 3, 2018	% of Total Revenue	13-Week Period Ended April 4, 2017	% of Total Revenue
Revenue:
Company stores	$9,309	44.5%	$11,107	63.1%
Franchise and related revenue	6,368	30.4%	5,752	32.7%
Advertising fees and other income	5,296	25.3%	754	4.3%
Total revenue	$20,973	100.0%	$17,613	100.0%

The increase in total revenue was primarily due to the adoption of Topic 606, an increase in same store sales, partially offset by a decrease in the number of Company Stores for the quarter compared to the prior year. For the quarter ended April 3, 2018 we owned 51 Company Stores compared to 66 in the prior year. The change is primarily due to the refranchise of 13 stores in June 2017.

Company Store revenue

Company Store revenue for the 13-week period ended April 3, 2018 decreased $1.8 million or 16.2%, compared to the 13-week period ended April 4, 2017. The decrease in Company Store revenue was due to a decrease in the number of Company Stores for the quarter compared to the prior year, partially offset by an increase in same store sales, as illustrated by the following table:

Company Store Change in Revenue
(in thousands)
First Quarter 2018 vs. First Quarter 2017
Company Stores comparable sales increase	$149
Reduction in number of Company Stores, net	(1,947)
Total change in Company Store revenue	$(1,798)

Company Store comparable sales increased $0.1 million for the 13-week period ended April 3, 2018, or 1.6%, attributable to a 1.6% increase in transaction count and no change in the average check amount.

Franchise and related revenue

Franchise and related revenue for the 13-week period ended April 3, 2018 increased by $0.6 million or 10.7%, compared to the 13-week period ended April 4, 2017. The increase was primarily due to an increase in franchise same store sales of 2.4%.

Advertising fees and other income

Advertising fees and other income for the 13-week period ended April 3, 2018 increased by $4.5 million, compared to the 13-week period ended April 4, 2017. Advertising fees and breakage revenue are required to be presented on a gross basis, instead of a net basis as previously presented.

Cost of Sales

Cost of sales is primarily comprised of produce, dairy, and other products used to make smoothies, juices, bowls and paper products. The following table summarizes cost of sales for the periods indicated (dollars in thousands):

	13-Week Period Ended
	April 3, 2018	April 4, 2017	% Change
Cost of sales	$2,202	$2,662	(17.3)%
Percentage of company stores revenue	23.7%	24.0%

Cost of sales for the 13-week period ended April 3, 2018 as a percentage of Company Store revenue, was favorable 0.3% compared to April 4, 2017, primarily due to reduced merchandise expenses and favorable commodity costs, partially offset by the introduction of the new products with promotionally higher cost structures. Cost of sales for the 13-week period ended April 3, 2018 decreased by $0.5 million compared to April 4, 2017, primarily due to refranchise activity in fiscal 2017.

Labor

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. The following table summarizes labor expenses for the periods indicated (dollars in thousands):

	13-Week Period Ended
	April 3, 2018	April 4, 2017	% Change
Labor	$3,390	$4,288	(20.9)%
Percentage of company stores revenue	36.4%	38.6%

The 2.2% decrease in labor for the 13-week period ended April 3, 2018, as a percentage of Company Store revenue, was primarily attributable to decreased healthcare costs and changes in the composition of the store base; partially offset by wage increases. Labor cost for the 13-week period ended April 3, 2018 decreased by $0.9 million compared to April 4, 2017, primarily due to refranchise activity in fiscal 2017.

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes, licenses and property insurance for all Company Store locations. The following table summarizes occupancy expenses for the periods indicated (dollars in thousands):

	13-Week Period Ended
	April 3, 2018	April 4, 2017	% Change
Occupancy	$1,403	$1,763	(20.4)%
Percentage of company stores revenue	15.1%	15.9%

The 0.8% decrease in occupancy costs for the 13-week period ended April 3, 2018, as a percentage of Company Store revenue, was primarily due to changes in the composition of the store base. Occupancy cost for the 13-week period ended April 3, 2018 decreased by $0.4 million compared to April 4, 2017, primarily due to refranchise activity in fiscal 2017.

Store Operating expenses

Store operating expenses consist of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses.

The following table summarizes store operating expenses for the periods indicated (dollars in thousands):

	13-Week Period Ended
	April 3, 2018	April 4, 2017	% Change
Store operating	$1,421	$1,798	(21.0)%
Percentage of company stores revenue	15.3%	16.2%

The decrease of 0.9% in total store operating expenses for the 13-week period ended April 3, 2018, as a percentage of Company Store revenue, is primarily due to lower printing expenses, decreased equipment lease expenses, and lower credit card fees. Store operating expenses for the 13-week period ended April 3, 2018 decreased by $0.4 million compared to April 4, 2017, primarily due to refranchise activity in fiscal 2017.

General and Administrative (“G&A”)

G&A expenses include costs associated with our corporate headquarters in Frisco, Texas, field supervision, performance related incentives, outside and contract services, accounting and legal fees, travel and travel-related expenses, share-based compensation, settlement, legal costs and other G&A expenses. The following table summarizes G&A expenses for the periods indicated (dollars in thousands):

	13-Week Period Ended
	April 3, 2018	April 4, 2017	% Change
General and administrative	$8,023	$8,601	(6.7)%
Percentage of total revenue	38.3%	48.8%

Total G&A expenses for April 3, 2018 decreased by $0.6 million, or 6.7%, compared to April 4, 2017. The decrease in total G&A expenses was primarily due to efficiencies gained from corporate structure changes resulting from relocation of our corporate office to Frisco and lower legal fees partially offset by an increase related to the adoption of Topic 606 and increased incentive compensation expense. See Note 2 and Note 3 for information on the implementation of Topic 606 and its impact on our Condensed Consolidated Financial Statements. The decrease in total G&A expenses of 10.5% as a percentage of total revenue for the 13-week ended April 3, 2018 is primarily due to the increase in revenue.

Other Operating, Net

Other operating, net consists of gift card related fees, expenses related to our franchisees, sublease income, international expenses, gain/loss on investments, bad debt expense, and CPG activities.

The following table summarizes other operating, net expenses for the periods indicated (dollars in thousands):

	13-Week Period Ended
	April 3, 2018	April 4, 2017	% Change
Other operating, net	$270	$76	255.3%
Percentage of total revenue	1.3%	0.4%

For the 13-week period ended April 3, 2018, other operating, net increased approximately $0.2 million compared to April 4, 2017. The increase primarily is due to a reclassification to revenue, see Note 2 and Note 3 for information on the implementation of Topic 606 and its impact on our Consolidated Financial Statements. Changes in the components of other operating, net include a net decrease in franchise gift card discount expense.

Income Tax Expense

We have recorded income tax expense for both the 13-week periods ended April 3, 2018 and April 4, 2017, respectively. Our effective income tax rates were 11.0% and (2.8%) for the 13-week periods ended April 3, 2018 and April 4, 2017, respectively. For the 13-week periods ended April 3, 2018, the effective tax rates were primarily affected by the utilization of net operating losses, foreign withholding and state alternative minimum taxes. For the 13 week period ended April 4, 2017, the effective tax rate was primarily by pretax loss, foreign withholding and state alternative minimum taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Summary

The following table summarizes our cash flows for the 13-week periods ended April 3, 2018 and April 4, 2017 (in thousands):

	13-Week Period Ended
	April 3, 2018	April 4, 2017
Cash provided by (used in) operating activities	$(1,905)	$1,347
Cash used in investing activities	(591)	(353)
Cash provided by financing activities	-	65
Net increase (decrease) in cash and cash equivalents	$(2,496)	$1,059

Liquidity

As of April 3, 2018, we had cash and cash equivalents of $7.5 million compared to $10.0 million as of January 2, 2018. As of April 3, 2018 and January 2, 2018, we had no short term or long term debt. During the 13-week period ended April 3, 2018, our primary source of liquidity was existing cash reserves.

We expect our cash on hand and future cash flows provided by operating activities will be sufficient to fund our working capital, general corporate needs and non-discretionary capital expenditures for at least the next twelve months and the foreseeable future.

We used $1.8 million of cash in the 13-week period ended April 3, 2018 to pay audit and related expenses and we anticipate the usage of cash for incremental audit and related expenses will be substantially complete in the second quarter of 2018.

On November 3, 2016, we entered into a credit agreement with Cadence Bank, NA (“Credit Agreement”). The Credit Agreement provides an aggregate principal amount of up to $10.0 million. The Credit Agreement also allows us to request an additional $5.0 million for an aggregate principal amount of up to $15.0 million.

The Credit Agreement makes available to the Company a revolving line of credit in the amount of up to $15.0 million which accrues interest at a per annum rate equal to the LIBOR rate plus 2.50%. Under the terms of the Credit Agreement, we are required to maintain certain leverage and coverage ratios and are subject to limits on annual capital expenditures. The Credit Agreement terminates November 3, 2021. The credit facility is subject to customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to liens, indebtedness, investments, fundamental changes (merge, dissolve, liquidate, etc.), dispositions, restricted payments and guarantees. The credit facility is evidenced by a revolving loan, is guaranteed by the Company and is secured by substantially all of our assets including the asset of our subsidiary.

To acquire the Credit Agreement, the Company incurred upfront fees, which are being amortized over the term of the Credit Agreement. As of April 3, 2018, the unamortized commitment fee for the Credit Agreement was not material and is recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

As of April 3, 2018, the Company was in compliance with the financial covenants to the Credit Agreement. Since the inception of the Wells Fargo line of credit and the Credit Agreement, we did not borrow on the facilities and utilized them primarily for collateral against letters of credit, which reduce the amount available to draw. As of April 3, 2018, there were $0.3 million letters of credit outstanding. In the future, we may enter equipment leasing arrangements and incur additional indebtedness as necessary and as permitted under our Credit Agreement. We cannot assure, however, that such financing will be available on favorable terms or at all. The adequacy of our available funds will depend on many factors, including the macroeconomic environment, the operating performance of our Company Stores, the successful expansion of our franchise and licensing programs and the successful rollout and consumer acceptance of our new beverage and food initiatives. Given these factors, our foremost priorities for the near term continue to be preserving and generating cash sufficient to fund our liquidity needs.

Operating Activities

Net cash used in operating activities was $1.9 million for the 13-week period ended April 3, 2018, compared to $1.3 million provided by operating activities for the 13-week period ended April 4, 2017, reflecting a net decrease in cash flows of $3.3 million. This increase in cash used by operating activities was primarily due to a net decrease in cash used by operating assets and liabilities (approximately $6.3 million) partially offset to a decrease in net loss after adjustments for noncash items (approximately $3.0 million). Net loss after adjustments for noncash items decreased primarily due to an increase in net income. The Company expects that operating cash flow will be generated through a combination of company store profitability and franchise royalty fees and a reduced cost structure.

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

Investing Activities

Net cash used in investing activities was $0.6 million for the 13-week period ended April 3, 2018, compared to $0.4 million for the 13-week period ended April 4, 2017. The $0.2 million change in net cash used in investing activities during the 13-week period ended April 3, 2018 was primarily due to a decrease in proceeds from sale of assets.

Contractual Obligations

There have been no significant changes to our contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended January 2, 2018.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that we are required to make in order to prepare the financial statements. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no significant changes to the policies and estimates as discussed in our Annual Report on Form 10-K for the year ended January 2, 2018.

Recent Accounting Pronouncements

See Recent Accounting Pronouncements section of Note 2 to our Notes to Condensed Consolidated Financial Statements for information about new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We do not enter into market risk sensitive instruments for trading purposes. We are exposed to financial market risks due primarily to changes in interest rates in our interest bearing accounts. We do not believe a change in interest rate will materially affect our financial position or results of operations. As of April 3, 2018 one percent change of the interest rate would result in an annual change in the results of operations of approximately $0.1 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 3, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended April 3, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are party to various legal proceedings arising in the ordinary course of our business. Based on the information currently available, the Company is not currently a party to any legal proceeding that management believes would have a material adverse effect on the consolidated financial position or results of operations.

Item 1A. Risk Factors

Our risk factors are included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2018 and have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Jamba Juice Company Performance Cash Bonus Plan					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of June, 2018.

JAMBA, INC.

By:	/s/ David A. Pace
David A. Pace
Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Marie L. Perry
Marie L. Perry
Chief Financial Officer, Chief Administrative Officer, Executive Vice President and Secretary
(Principal Financial Officer and Chief Accounting Officer)