Form 10-Q
period 2018-07-03
JAMBA, INC.
filed 2018-08-13
CIK 1316898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2018

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

(469) 294-9600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” or “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

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

The number of shares of common stock of Jamba, Inc. issued and outstanding as of August 6, 2018 was 18,499,434 and 15,640,617, respectively.

JAMBA, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED JULY 3, 2018

Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

JAMBA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	July 3,	January 2,
	2018	2018
ASSETS
Current Assets:
Cash and cash equivalents	$9,095	$10,030
Receivables, net of allowances of $719 and $904	8,965	10,098
Inventories	468	465
Prepaid rent	683	776
Prepaid expenses and other current assets	3,509	4,321
Total current assets	22,720	25,690
Property, fixtures and equipment, net of accumulated depreciation of $33,549 and $32,785	9,778	10,928
Goodwill	1,181	1,181
Trademarks and other intangible assets, net of accumulated amortization of $887 and $855	1,150	1,211
Deferred tax asset	785	791
Notes receivable and other long-term assets	1,040	847
Total assets	$36,654	$40,648
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$7,245	$10,070
Accrued compensation and benefits	4,059	2,122
Accrued gift card liability	13,456	27,469
Other current liabilities	9,830	8,052
Total current liabilities	34,590	47,713
Long term portion of deferred revenue	7,715	2,398
Deferred rent and other long-term liabilities	4,607	5,111
Total liabilities	46,912	55,222
Commitments and contingencies (Note 10)
Shareholders’ deficit:
Common stock, $0.001 par value—30,000,000 shares authorized; 18,499,434 and 15,640,617 shares issued and outstanding, respectively, at July 3, 2018, and 18,447,023 and 15,588,206 shares issued and outstanding, respectively, at January 2, 2018	18	18
Additional paid-in capital	410,624	409,518
Treasury shares, at cost, 2,858,817 shares	(40,009)	(40,009)
Accumulated deficit	(380,891)	(384,101)
Total shareholders’ deficit	(10,258)	(14,574)
Total liabilities and shareholders' deficit	$36,654	$40,648

See Notes to Condensed Consolidated Financial Statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	13-Week Period Ended		26-Week Period Ended
	July 3, 2018	July 4, 2017	July 3, 2018	July 4, 2017
Revenue:
Company stores	$11,058	$13,262	$20,367	$24,369
Franchise and other revenue	7,285	6,951	13,653	12,703
Advertising fees and other income	6,150	301	11,446	1,055
Total revenue	24,493	20,514	45,466	38,127

Costs and operating expenses:
Cost of sales	2,460	2,928	4,662	5,590
Labor	3,544	4,281	6,934	8,569
Occupancy	1,448	1,711	2,851	3,474
Store operating	1,476	2,531	2,897	4,329
Depreciation and amortization	870	899	1,741	1,780
General and administrative	10,552	6,757	18,575	15,358
Loss on disposal of assets	5	392	168	554
Store pre-opening	80	105	115	343
Store lease termination and closure	140	57	200	238
Advertising expense	3,544	-	6,560	-
Other operating, net	584	(867)	854	(791)
Total costs and operating expenses	24,703	18,794	45,557	39,444
Income (loss) from operations	(210)	1,720	(91)	(1,317)

Other income (expenses):
Interest income	3	41	7	95
Interest expense	(78)	(83)	(158)	(166)
Total other income (expenses), net	(75)	(42)	(151)	(71)

Income (loss) before income taxes	(285)	1,678	(242)	(1,388)
Income tax (expense) benefit	(1)	47	(6)	(39)
Net income (loss)	$(286)	$1,725	$(248)	$(1,427)

Share Data:
Weighted-average shares used in the computation of income (loss) per share:
Basic	15,602,605	15,472,137	15,595,405	15,441,916
Diluted	15,602,605	15,867,544	15,595,405	15,441,916
Income (loss) per share:
Basic	$(0.02)	$0.11	$(0.02)	$(0.09)
Diluted	$(0.02)	$0.11	$(0.02)	$(0.09)

See Notes to Condensed Consolidated Financial Statements.

JAMBA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars In thousands)

(Unaudited)

	26-Week Period Ended
	July 3, 2018	July 4, 2017
Cash provided by operating activities:
Net loss	$(248)	$(1,427)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,741	1,780
Gift card breakage income	(1,702)	(1,948)
Stock-based compensation	2,227	645
Deferred rent	(510)	80
Other, net	430	308
Changes in operating assets and liabilities:
Receivables	1,154	1,557
Inventories	(3)	426
Prepaid expenses and other current assets	836	(19)
Other long-term assets	(193)	1,933
Accounts payable and accrued expenses	(2,518)	940
Accrued compensation and benefits	816	(2,264)
Accrued gift card liability	(2,209)	1,343
Other current liabilities	472	1,488
Other long-term liabilities	(192)	(885)
Cash provided by operating activities	101	3,957

Cash used in investing activities:
Capital expenditures	(1,038)	(775)
Proceeds from sale of assets	2	390
Cash used in investing activities	(1,036)	(385)

Cash provided by financing activities:
Payment on capital lease obligations	-	(3)
Proceeds pursuant to stock plan	-	544
Cash provided by financing activities	-	541

Net (decrease) increase in cash and cash equivalents	(935)	4,113
Cash and cash equivalents at beginning of period	10,030	7,133
Cash and cash equivalents at end of period	$9,095	$11,246

Supplemental cash flow information:
Cash paid for interest	$16	$7
Income taxes paid	$4	$1

Noncash investing and financing activities:
Property, fixtures and equipment in accounts payable	$104	$105

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

As of July 3, 2018, there were 848 Jamba Juice stores globally, consisting of 51 Company-owned and operated stores (“Company Stores”), 737 franchisee-owned and operated stores (“Franchise Stores”) in the United States and 60 Franchise Stores in international locations (“International Stores”).

2.	Pending Merger with Focus Brands

On August 1, 2018 we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Focus Brands Inc., a Delaware corporation (“Parent”), and Jay Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”).   The Merger Agreement provides that Parent will cause Merger Sub to commence, as promptly as practicable, but in no event later than ten (10) business days after the date of the Merger Agreement, a tender offer (the “Offer”) to acquire all of the Company’s outstanding shares of common stock, par value $0.001, per share (the “Shares”), at a purchase price of $13.00, per Share in cash, without interest, and subject to any required withholding of taxes (the “Offer Price”).

As soon as practicable following consummation of the Offer (the “Offer Acceptance Time”), subject to the satisfaction or waiver of certain customary conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Parent (the “Merger”), pursuant to the procedure provided for under Section 251(h) of the General Corporation Law of the State of Delaware (the “DGCL”), without adoption of the Merger Agreement by the Company’s stockholders.

At the effective time of the Merger (the “Effective Time”), each Share issued and outstanding immediately prior to the Effective Time (other than Shares (i) held in the treasury of the Company and Shares owned by Merger Sub, Parent or any wholly-owned subsidiary of Parent or the Company immediately prior to commencement of the Offer, (ii) irrevocably accepted for purchase in the Offer and (iii) owned by a holder who was entitled to demand and who has properly demanded appraisal for such Shares under Section 262 of the DGCL and as of the Effective Time has neither effectively withdrawn nor lost such holder’s rights to such appraisal under DGCL with respect to such Shares) will automatically be converted into the right to receive an amount in cash equal to the Offer Price without interest thereon.

The transaction, which was unanimously approved by the Company’s board, is expected to close during the third quarter, subject to tender of at least a majority of the issued and outstanding Shares and other customary closing conditions.

Additional information about the Merger Agreement and the related transactions can be found in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2018.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited Condensed Consolidated Financial Statements of Jamba, Inc. have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q. The January 2, 2018 Condensed Consolidated Balance Sheet was derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of the 13-week or 26-week periods ended July 3, 2018 are not necessarily indicative of the results of operations to be expected for the entire fiscal year.

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

Anti-dilutive common stock equivalents totaling 1.0 million and 1.1 million were excluded from the calculation of diluted weighted-average shares outstanding for the 13-week and 26-week periods ended July 3, 2018, respectively. Anti-dilutive common stock equivalents totaling 1.6 million and 2.0 million were excluded from the calculation of diluted weighted-average shares outstanding for the 13-week and 26-week periods ended July 4, 2017, respectively. Basic and diluted income (loss) per share do not differ when there is a net loss position as potentially dilutive securities are anti-dilutive.

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

The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit at the beginning of fiscal 2018. In performing its analysis, the Company reflected the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price.  Comparative information from prior year periods has not been adjusted and continue to be reported under the accounting standards in effect for those periods under “Revenue Recognition” (“Topic 605”). Refer to Note 4 for further disclosure of the impact of the new guidance.

During 13-week period ended July 3, 2018, the Company corrected certain errors related to the adoption of Topic 606 which resulted in additional expense of approximately $0.2 million related to the 13-week period ended April 4, 2018 financial statements. In relation to this adjustment, the Company adjusted the cumulative effect as an adjustment to the opening balance of accumulated deficit by $0.7 million. The Company determined that the corrections were neither quantitatively nor qualitatively material to fiscal year 2018 either individually or in the aggregate or to the trends of the reported results of operations.

Liabilities

In March 2016, the FASB issued ASU 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products. The new guidance creates an exception under ASC 405-20, Liabilities-Extinguishments of Liabilities, to derecognize financial liabilities related to certain prepaid stored-value products using a revenue-like breakage model. In general, these liabilities may be extinguished proportionately in earnings as redemptions occur, or when redemption is remote if issuers are not entitled to the unredeemed stored value. The Company adopted this guidance effective January 3, 2018 in connection with its adoption of Topic 606. Refer to Note 4 for further disclosure of the impact of the new guidance.

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

4.	REVENUE RECOGNITION

Adoption

The Company adopted Topic 606 on January 3, 2018 using the modified retrospective transition method and recorded a decrease to opening accumulated deficit of $3.5 million. The adoption of this standard update resulted in no impact to the Company’s tax accounts due to the full valuation allowance. The Company adopted Topic 606 only for contracts with remaining performance obligations as of January 3, 2018. Comparative information from prior year periods has not been adjusted and continue to be reported under the accounting standards in effect for those periods under Topic 605.

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

The cumulative effects of the changes made to the Condensed Consolidated Balance Sheets as of January 2, 2018, for the adoption of Topic 606 were as follows (in thousands):

	Balance at January 2, 2018	Adjustment due to Topic 606	Adjustment (1)	Balance at January 3, 2018
Assets
Prepaid expenses and other current assets	$4,321	$(726)	$658	$4,253
Liabilities
Accrued gift card liability	27,469	(10,103)		17,366
Other current liabilities	8,052	488		8,540
Deferred revenue	2,398	6,089		8,487
Shareholders’ (deficit) equity:
Accumulated deficit	(384,101)	2,800	658	(380,643)

The following table presents a disaggregation of revenue from contracts with customers for the 13-week and 26-week periods ended July 3, 2018 and July 4, 2017 (in thousands):

	13-Week Period Ended		26-Week Period Ended
	July 3, 2018	July 4, 2017(2)	July 3, 2018	July 4, 2017(2)
Company store revenue	$11,058	$13,262	$20,367	$24,369
Franchise and related revenue:
Royalties	6,986	6,599	12,923	12,156
Upfront fees	298	353	729	548
Advertising fees and other income:
Advertising fund contributions	3,250	-	5,834	-
Gift card breakage	678	-	1,702	-
Other	2,223	300	3,911	1,054
Total revenue	$24,493	$20,514	$45,466	$38,127

(1)	As disclosed in Note 3, a prior period adjustment was made to the cumulative impact of the adoption of Topic 606.
(2)	As disclosed in Note 3, prior period amounts have not been adjusted under the modified retrospective method of adoption of Topic 606.

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

Advertising fund assets as of July 3, 2018 and January 2, 2018 include $2.6 million and $2.0 million of receivables from franchisees, net of allowances, respectively, which is recorded in Receivables in the Company’s Condensed Consolidated Balance Sheets. Advertising fund liabilities as of July 3, 2018 and January 2, 2018, were $3.0 million and $2.0 million, respectively, and are reported in other current liabilities in the Company’s Condensed Consolidated Balance Sheets.

The Company sells gift cards to its customers in its retail stores, through its website and through resellers. The Company’s gift cards do not have an expiration date and are not redeemable for cash except where required by law. Revenue from gift cards is recognized upon redemption in exchange for product and reported within Company store revenue in the Condensed Consolidated Statements of Operations. Until redemption, outstanding customer balances are recorded as a liability. An obligation is recorded at the time of either an initial load or a subsequent reload in accrued gift card liability on the Company’s Condensed Consolidated Balance Sheets.

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

As part of the Company’s franchise agreements, the franchisee purchases products and supplies from designated vendors through the Company’s platform.  The Company is entitled to receive rebates from the distributor on product purchases by franchisees through the platform.  The Company does not possess control of the products prior to their transfer to the franchisee and has determined under Topic 606 that it is acting as an agent for accounting purposes.  As a result, the Company recognizes the rebates as franchisees purchase products and supplies from distributor, which are reported as other revenue within Advertising fees and other income in the Condensed Consolidated Statements of Operations.

Revenues related to the Company’s flexible format franchise locations are recognized when the products are delivered to the operators of the Jamba Juice Express. Licensing fees from Consumer Packaged Goods (“CPG”) products sold to retail outlets and online and royalties from licensed CPG products. Revenue from sale of CPG products are recognized when the products are delivered to the customer. License revenue from CPG products is based on a percentage of product sales and is recognized as revenue upon the sale of the product to retail outlets which are reported as other revenue with in Advertising fees and other income.

Contract balances and transaction price allocated to remaining performance obligations

Franchise fees, development fees and market opening fee payments (“upfront fees”) received by the Company are recorded as deferred revenue in the Condensed Consolidated Balance Sheet.  Deferred revenue is reduced as fees are recognized in revenue on a straight-line basis during the franchise agreement for each respective store. The estimated amount of points redeemable for discounts on future purchases under the Company’s loyalty program are also recorded in deferred revenue and recognized when the customers redeem the points they earned. Deferred revenue is included in other current liabilities and other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets. The deferred revenue balance subject to Topic 606 was $8.6 million and $1.3 million as of July 3, 2018 and January 2, 2018, respectively. During the 13-week and 26-week periods ended July 3, 2018, the Company recognized $0.3 million and $0.7 million of revenue that was included in the deferred revenue balance as of January 3, 2018.

Deferred gift card liabilities are reported within accrued gift card liability in the Condensed Consolidated Balance Sheets and consist of the unredeemed portion of gift cards sold.  The balance of accrued gift card liabilities represents our remaining performance obligations to our customers. During the 13-week and 26-week periods ended July 3, 2018, the Company recognized revenue of $4.3 million and $9.2 million, respectively, from gift card redemptions.

The Company expects to recognize approximately $5.5 million of revenue in the future related to franchise obligations that are either unsatisfied or partially unsatisfied at July 3, 2018. This estimate does not contemplate future franchise renewals and does not include estimates of future sales-based royalties as a result of applying the sales-based royalty disclosure exemption.  The estimate also excludes $6.5 million of consideration allocated to stores that have not yet opened, so the fees are not yet being amortized. The weighted average remaining amortization period for deferred franchise and renewal fees related to open stores is 3.5 years.

As of July 3, 2018, there were no contract assets from contracts with customers.

Impact to Prior Period information

In accordance with the new revenue standard requirements, the following tables summarize the effects of the new standard on selected unaudited line items within the Company’s Condensed Consolidated Statement of Operations for the 13-week period ended July 3, 2018 (in thousands):

	13-Week Period Ended
	As Reported	Balances without the adoption of Topic 606	Effect of Change Higher/(Lower)
Revenue:
Franchise and related revenue	$7,285	$7,502	$(217)
Advertising fees and other income	6,150	-	6,150
General and administrative	10,552	8,494	2,058
Advertising expense	3,544	-	3,544
Other operating, net	584	224	360
Income (loss) from operations	(210)	(181)	(29)
Income (loss) before income taxes	(285)	(256)	(29)
Income tax (expense) benefit	(1)	(1)	-
Net income (loss)	$(286)	$(257)	$(29)

The following tables summarize the effects of the new standard on selected unaudited line items within the Company’s Condensed Consolidated Statement of Operations and Condensed Consolidated Balance Sheets for the 26-week period ended July 3, 2018 (in thousands):

	26-Week Period Ended
	As Reported	Balances without the adoption of Topic 606	Effect of Change Higher/(Lower)
Revenue:
Franchise and related revenue	$13,653	$13,898	$(245)
Advertising fees and other income	11,446	-	11,446
General and administrative	18,575	15,063	3,512
Advertising expense	6,560	-	6,560
Other operating, net	854	642	212
Income (loss) from operations	(91)	(1,008)	917
Income (loss) before income taxes	(242)	(1,159)	917
Income tax (expense) benefit	(6)	(6)	-
Net income (loss)	$(248)	$(1,165)	$917

	26-Week Period Ended
	As Reported	Balances without the adoption of Topic 606	Effect of Change Higher/(Lower)
Assets
Prepaid expenses and other current assets	$3,509	$3,469	$40
Liabilities
Accrued gift card liability	13,456	24,215	(10,759)
Other current liabilities	9,830	8,397	1,433
Deferred revenue	7,715	2,724	4,991
Accumulated deficit	(380,891)	(385,266)	4,375

5.	SEVERANCE AND OTHER COMPENSATION

In connection with the relocation of the Company’s headquarters from Emeryville, California to Frisco, Texas, in the fourth quarter of fiscal year 2016, the Company incurred severance obligations. At July 3, 2018 and January 2, 2018, $0.1 million and $0.3 million of severance liability were classified in account payable and accrued expenses, respectively, in the Condensed Consolidated Balance Sheets. The Company made severance payments of $0.1 million during the 13-week and 26-week periods ended July 3, 2018. The remaining severance payments will be completed by the end of the fourth quarter in fiscal 2018.

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

Non-financial Assets and Liabilities

The Company’s non-financial assets and liabilities primarily consist of long-lived assets, trademarks and other intangibles, and are reported at carrying value. They are not required to be measured at fair value on a recurring basis. The Company evaluates long-lived assets for impairment when facts and circumstances indicate that their carrying values may not be recoverable. Trademarks and other intangibles are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company had no impairments during the 13-week and 26-week periods ended July 3, 2018 and July 4, 2017.

7.	CREDIT AGREEMENT

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

To acquire the Credit Agreement, the Company incurred upfront fees, which are being amortized over the term of the Credit Agreement. As of July 3, 2018, the unamortized commitment fee amount was not material and is recorded in prepaid expenses in the Condensed Consolidated Balance Sheets. During the 13-week and 26-week periods ended July 3, 2018, there were no borrowings under the Credit Agreement. As of July 3, 2018, the Company was in compliance with the financial covenants to the Credit Agreement.

8.	SHARE-BASED COMPENSATION

The Jamba, Inc. 2013 Equity Incentive Plan, as amended and restated (“the Plan”) authorizes the Company to provide incentive compensation in the form of stock options (“options”), restricted stock and stock units (“RSUs”), performance based and market based shares and units (“PSUs”) and (“MBRSUs”), other stock-based and restricted stock-based awards (“RSAs”), cash-based awards and deferred compensation awards. In addition, the Company periodically authorizes grants of stock-based compensation as inducement awards to new employees. This type of award does not require shareholder approval in accordance with Rule 5635(c)(4) of the Nasdaq listing rules.

Share-based compensation expense, which is included in general and administrative expenses in the Condensed Consolidated Statements of Operations, was $2.1 million and $2.2 million for the 13-week and 26-week periods ended July 3, 2018, and $0.5 million and $0.6 million for the 13-week and 26-week periods ended July 4, 2017. Upon issuance of such grants for the 13-week and 26-week periods ended July 3, 2018, the Company recognized accelerated share-based compensation expense of $0.7 million, in connection with accelerated vesting for certain restricted stock units and $1.1 million related to a cash-based bonus award. There was no income tax benefit recognized in our Condensed Consolidated Statements of Operations in connection with all share-based compensation awards during the 13-week and 26-week periods ended July 3, 2018 and July 4, 2017.

Stock Options

The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions.

26-Week Period Ended
July 3, 2018
Weighted-average risk-free interest rate	2.9%
Expected life of options (years)	5.39
Expected stock volatility	33.2%
Expected dividend yield	0%

A summary of stock option activities for the 26-week period ended as of July 3, 2018 are presented below (shares and aggregate intrinsic value in thousands):

			Weighted-Average
	Number of	Weighted-Average	Contractual Term	Aggregate
	Options	Exercise Price	Remaining	Intrinsic Value
Outstanding at January 2, 2018	639	$13.16	4.99	$13
Granted	48	9.71
Exercised	-	-
Canceled	(209)	13.67
Outstanding at July 3, 2018	478	$12.59	6.64	$124
Options vested or expected to vest at July 3, 2018	478	$12.59	6.64	$124
Options exercisable at July 3, 2018	306	$12.95	5.74	$45

During the 13-week and 26-week periods ended July 3, 2018, 48,000 shares of the Company’s common stock were granted as inducement awards to new employees. The weighted average grant date fair value of options granted was $3.44.

During the 26-week period ended July 4, 2017, 15,000 shares of the Company’s common stock were granted as an inducement award to a new employee. The weighted average grant date fair value of options granted was $3.54. At July 3, 2018, stock options vested or expected to vest totaled 0.5 million. The remaining expense to amortize is approximately $1.4 million over a weighted-average remaining recognition period of approximately 1.6 years.

Time-Based Restricted Stock Units — Information regarding activities during the 26-week period ended July 3, 2018 for outstanding time-based RSUs is as follows (shares in thousands):

		Weighted-Average
	Number of	Grant Date
	Shares of RSUs	Fair Value (per share)
Outstanding as of January 2, 2018	58	$13.14
Granted	198	10.00
Vested	(123)	13.25
Forfeited	(4)	12.55
Outstanding as of July 3, 2018	129	$9.96

During the 13-week and 26-week periods ended July 3, 2018, the Company granted 127,671 time-based RSUs at a weighted average grant date fair value of $9.71 with a remaining vesting period of two years. The fair value of restricted stock units is the market close price of our common stock on the date of the grant. There were no time-based RSUs granted in fiscal year 2017. Compensation expense for time-based RSUs is generally recognized over the vesting period on a straight-line basis. The aggregate grant date fair value of the time-based RSUs granted during 26-week period ended July 3, 2018 was $2.0 million.

During the 13-week and 26-week periods ended July 3, 2018, the Company granted 70,206 time-based RSUs to the Board of Directors as part of their compensation. These awards generally vest within one year from the date of grant. At July 3, 2018, unvested share-based compensation for time-based RSUs, totaled $0.4 million and is expected to be recognized over the remaining weighted-average vesting period of approximately 1 year.

Performance- Based Restricted Stock Units — Information regarding activities during fiscal 2018 for outstanding PSUs is as follows (shares in thousands):

Weighted-Average
	Number of	Grant Date
	Shares of PSUs	Fair Value (per share)
Unvested as of January 2, 2018	2	$14.04
Granted	-	-
Cancelled	(2)	14.04
Forfeited	-	-
Unvested as of July 3, 2018	-	$-

There were no PSUs granted during the 13 week and 26-week periods ended July 3, 2018 and January 2, 2018.

Market-Based Restricted Stock Units — Information regarding activities during fiscal 2018 for outstanding MBRSUs is as follows (shares in thousands):

		Weighted-Average
	Number of	Grant Date
	Market-based RSUs	Fair Value (per share)
Unvested as of January 2, 2018	505	$2.80
Granted	105	3.51
Vested	-	-
Forfeited	(70)	1.06
Unvested as of July 3, 2018	540	$3.74

The market-based RSU’s will vest upon achievement of compound annual stock price growth rate targets of 15%, 22.5% and 30%. The estimated requisite service period in general ranges between approximately eighteen and thirty months. Compensation expense related to market-based RSUs over the requisite service period on a straight-line basis. The requisite service period is a measure of the expected time to reach the respective vesting threshold. The Company estimated the expense and service period by utilizing a Monte Carlo simulation, considering only those stock price-paths in which the threshold was exceeded.

There were 105,000 market-based RSUs granted during the 13-week and 26-week periods ended July 3, 2018 at a weighted average grant date fair value of $3.51. There were no market-based RSUs granted during the 13-week period ended July 4, 2017, and there were 70,000 market-based RSUs granted during the 26-week period ended July 4, 2017, at a weighted average grant date fair value of $1.06.

At July 3, 2018, unvested share-based compensation for market-based RSUs was $0.3 million, which will be recognized over the remaining weighted-average recognition period of approximately 2.5 years.

9.	OTHER OPERATING, NET

For the 13-week and 26-week periods ended July 3, 2018 and July 4, 2017, the components of other operating, net were as follows (in thousands):

	13-Week Period Ended		26-Week Period Ended
	July 3, 2018 (1)	July 4, 2017	July 3, 2018 (1)	July 4, 2017
Franchise gift card discount expense	$31	$157	$31	$227
Franchise other expense	407	432	562	961
Gift card expense	486	189	694	452
Gift card breakage income	-	(1,218)	-	(1,948)
Franchise sublease income	(150)	(162)	(215)	(340)
Other (income) expense	(190)	(265)	(218)	(143)
Total other operating, net	$584	$(867)	$854	$(791)

(1)	Refer to Note 4, for the impact of the new guidance to breakage income.

10.	COMMITMENTS AND CONTINGENCIES

The Company records a liability for litigation claims and contingencies when payment is probable and the amount of loss can be reasonably estimated.

During the 26-week period ended July 4, 2017, the Company had recorded a liability for an ongoing litigation matter by $1.0 million in the normal course of business based on the available information at the time. The estimated losses are included in general and administrative expenses in the Company’s Condensed Consolidated Financial Statements of Operations. No additional liabilities were incurred during the 13-week or 26-week periods ended July 3, 2018. As of July 3, 2018 and January 2, 2018, the liabilities associated with these matters are recorded in account payable and accrued expenses in the Condensed Consolidated Balance Sheets and was $2.0 million, respectively.

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

11.	RELATED-PARTY TRANSACTIONS

For the 13-week and 26-week periods ended July 3, 2018 and July 4, 2017, the Company received $0.1 million and $0.1 million, respectively, from Sodexo related to licensing fees for Jamba units operated by Sodexo. One Jamba Juice Director is an executive with Sodexo.

12.	SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. See Note 2 related to the pending merger with Focus Brands Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions). Forward-looking statements include, but are not limited to, statements concerning projected new store openings, revenue growth rates, and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive conditions. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2018 and in Item 1A.

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

We operate on a 52 or 53 week fiscal year ending on the Tuesday closest to December 31st. Our fiscal quarters are comprised of 13 weeks, with the exception of the fourth quarter of a 53 week year, which contains 14 weeks. Fiscal years 2018 and 2017 both contain 52 weeks.

Pending Merger with Focus Brands

As previously announced, on August 1, 2018, Jamba, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Focus Brands Inc., a Delaware corporation (“Parent”), and Jay Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Parent providing for the acquisition of the Company by Parent for $13.00 per share in an all-cash transaction.

The transaction, which was unanimously approved by the Company’s board, is expected to close during the third quarter, subject to tender of at least a majority of the issued and outstanding Shares and other customary closing conditions.

Additional information about the Merger Agreement and the related transactions can be found in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2018 and Note 2.

2018 Second Quarter Financial Summary

•	Total revenue increased $4.0 million to $24.5 million from $20.5 million, primarily due to an increase in system-wide comparable sales and the adoption of Topic 606.
•	Net loss was $0.3 million compared to net income of $1.7 million in the prior year.
•

Company Store comparable sales decreased 0.3% for the 13-week period ended July 3, 2018 and Franchise Store comparable sales increased 2.4% for the 13-week period ended July 3, 2018 compared to the prior year. System-wide comparable sales (includes both Company and Franchise Stores) increased 2.2% for the 13-week period ended July 3, 2018. System-wide and Franchise Store comparable store sales are non-GAAP financial measures and represent the change in year-over-year sales, opened for at least one full fiscal year.

•	Franchisees opened 9 new Jamba Juice stores globally; which included 7 stores in the U.S. and 2 International Stores.

RESULTS OF OPERATIONS — (UNAUDITED)

The discussion that follows should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto. The following table sets forth selected operating data as a percentage of total revenue (unless otherwise noted), of certain items included in our Condensed Consolidated Statements of Operations, for the periods indicated.

	13-Week Period Ended (1)		26-Week Period Ended (1)
	July 3, 2018	July 4, 2017	July 3, 2018	July 4, 2017
Revenue:
Company stores	45.1%	64.6%	44.8%	63.9%
Franchise and other revenue	29.7%	33.9%	30.0%	33.3%
Advertising fees and other income	25.1%	1.5%	25.2%	2.8%
Total revenue	100.0%	100.0%	100.0%	100.0%

Costs and operating expenses:
Cost of sales	22.2%	22.1%	22.9%	22.9%
Labor	32.0%	32.3%	34.0%	35.2%
Occupancy	13.1%	12.9%	14.0%	14.3%
Store operating	13.3%	19.1%	14.2%	17.8%
Depreciation and amortization	3.6%	4.4%	3.8%	4.7%
General and administrative	43.1%	32.9%	40.9%	40.3%
Loss on disposal of assets	0.0%	1.9%	0.4%	1.5%
Store pre-opening	0.3%	0.5%	0.3%	0.9%
Store lease termination and closure	0.6%	0.3%	0.4%	0.6%
Advertising expense	14.5%	0.0%	14.4%	0.0%
Other operating, net	2.4%	(4.2)%	1.9%	(2.1)%
Total costs and operating expenses:	100.9%	91.6%	100.2%	103.5%
Income (loss) from operations	(0.9)%	8.4%	(0.2)%	(3.5)%
Other income (expense):
Interest income	0.0%	0.2%	0.0%	0.2%
Interest expense	(0.3)%	(0.3)%	(0.3)%	(0.4)%
Total other income (expense), net	(0.3)%	(0.2)%	(0.3)%	(0.2)%
Income (loss) before income taxes	(1.2)%	8.2%	(0.5)%	(3.6)%
Income tax (expense) benefit	(0.0)%	0.2%	(0.0)%	(0.1)%
Net income (loss)	(1.2)%	8.4%	(0.5)%	(3.7)%

(1)

Cost of sales, labor, occupancy and store operating expenses percentages are calculated using Company Stores revenue. All other line items are calculated using total revenue. Certain percentage amounts do not sum to total due to rounding.

Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

Impact of New Revenue Standard

Effective the first day of fiscal 2018, the Company adopted Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“Topic 606”) and all subsequent ASUs that modified Topic 606 on a modified retrospective basis. Results for reporting periods beginning after January 3, 2018 are presented under Topic 606. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit at the beginning of fiscal 2018. Comparative information from prior year periods has not been adjusted and continue to be reported under the accounting standards in effect for those periods under “Revenue Recognition” (“Topic 605”).

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

See Note 3 and Note 4 for information on the implementation of Topic 606 and its impact on our Condensed Consolidated Financial Statements.

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

Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least one full year. Franchise Store comparable sales, a non-GAAP financial measure, represents the change in year-over-year sales for all Franchise Stores opened for at least one full year, as reported by franchisees excluding International Stores. System-wide comparable store sales, a non-GAAP financial measure, represents the change in year over-year sales for all Company and Franchise Stores opened for at least one full year and is based on sales by both company-owned and domestic franchise operated stores, as reported by franchisees, which are in the store base. System-wide comparable store sales excludes International Stores.

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

On December 22, 2017 the U.S. government passed sweeping tax legislation with the “Tax Cuts and Jobs Act” which includes significant changes to the taxation of business entities. These legislative changes begin to take effect after December 31, 2017. These changes include, among others, (i) a permanent reduction of the corporate income tax rate to a flat 21%,  (ii) a repeal of the corporate alternative minimum tax (“AMT”), (iii) changes to tax depreciation for first-year property, luxury automobiles and qualified leasehold improvements, (iv) a partial limitation on the deductibility of business interest expense, (v) for losses incurred after December 21, 2017 the NOL deduction is limited to 80% of taxable income with an indefinite carry forward and (vi) a disallowance of entertainment expenses but an expansion of the types of expenses allowable as a 50% business meal expenditure. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, we continue to assess the impact of the recently enacted federal tax reform legislation on our business and our Condensed Consolidated Financial Statements.

Key Financial Metrics

The following table sets forth operating data that do not otherwise appear in our Condensed Consolidated Financial Statements for the periods indicated:

	13-Weeks Ended		26-Weeks Ended
	2018	2017	2018	2017
	July 3, 2018 vs	July 4, 2017 vs	July 3, 2018 vs	July 4, 2017 vs
Increase/(decrease)	July 4, 2017	June 28, 2016	July 4, 2017	June 28, 2016
Percentage change in comparable store sales
Company stores(1)	(0.3)%	0.9%	0.6%	(1.6)%
Franchise stores	2.4%	(1.0)%	2.4%	(1.5)%
System-wide(2)	2.2%	(0.8)%	2.2%	(1.5)%
Percentage change in comparable company store sales
Traffic	(2.4)%	(3.0)%	(0.6)%	(5.0)%
Average check	2.1%	3.9%	1.2%	3.3%
Total comparable company store sales	(0.3)%	0.9%	0.6%	(1.6)%

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

(2)

Percentage change in system-wide comparable sales compares the combined sales of Company and Franchise Stores, during the current fiscal year to the combined sales from the same Company and Franchise Stores for the prior fiscal year. A Company or Franchise Store is included in this calculation after its first full fiscal period of operations. System-wide comparable store sales excludes International Stores. Closed locations are included for the periods in which they have comparable sales.

The following table sets forth certain data relating to Company Stores, Franchise Stores and International Stores for the periods indicated:

	26-Week Period Ended		26-Week Period Ended
	July 3, 2018		July 4, 2017
	Domestic	International	Domestic	International
Company Stores:
Beginning of period	53	-	66	-
Company Stores opened	-	-	-	-
Company Stores closed	(2)	-	-	-
Company Stores sold to franchisees	-	-	(13)	-
Total Company Stores	51	-	53	-

Franchise and International Stores:
Beginning of period	749	71	726	70
Franchise Stores opened	9	5	19	6
Franchise Stores closed	(21)	(16)	(13)	(4)
Franchise Stores purchased from the Company	-	-	13	-
Total Franchise and International Stores	737	60	745	72

Revenue

Total revenue is comprised of revenue from Company Stores, royalties and fees from Franchise Stores in the U.S. and from International Stores, income from breakage from our gift cards (known as jambacard®), license income from sales of Jamba-branded Consumer Packaged Goods (“CPG”) products and advertising income. Total revenue for the 13-week and 26-week periods ended July 3, 2018 increased by $4.0 million or 19.4% and $7.3 million or 19.2%, respectively, compared to the 13-week and 26-week periods ended July 4, 2017.

The following table summarizes revenue for the periods indicated (dollars in thousands):

	13- Week Period Ended			26- Week Period Ended
	July 3, 2018	July 4, 2017	% Change	July 3, 2018	July 4, 2017	% Change
Revenue:
Company stores	$11,058	$13,262	(16.6)%	$20,367	$24,369	(16.4)%
Franchise and other revenue	7,285	6,951	4.8%	13,653	12,703	7.5%
Advertising and other income	6,150	301	1943.2%	11,446	1,055	984.9%
Total revenue	$24,493	$20,514	19.4%	$45,466	$38,127	19.2%

The increases were primarily due to the adoption of Topic 606 and, an increase in comparable store sales, partially offset by a decrease in the number of Company Stores for the quarter compared to the prior year primarily due to 13 stores refranchised in June 2017.

Company Store revenue

Company Store revenue for the 13-week and 26-week periods ended July 3, 2018 decreased $2.2 million or 16.6% and $4.0 million or 16.4%, respectively, compared to the 13-week and 26-week periods ended July 4, 2017. The decrease in Company Store revenue for the 13-week and 26-week periods ended July 3, 2018 was primarily due to a decrease in the number of Company Stores for the quarter compared to the prior year driven by 13 stores refranchised in June 2017 as illustrated by the following table:

	13-Week Period Ended July 3, 2018	26-Week Period Ended July 3, 2018
	(in thousands)	(in thousands)
Second Quarter 2018 vs. Second Quarter 2017
Company Stores comparable sales increase/(decrease)	$(25)	$124
Reduction in number of Company Stores, net	(2,179)	(4,126)
Total change in Company Store revenue	$(2,204)	$(4,002)

Company Store comparable sales decreased 0.3% for the 13-week period ended July 3, 2018, attributable to a decrease of 2.4% in transaction count, partially offset by an increase in the average check amount of 2.1% as compared to the same period in the prior year. Company Store comparable sales increased 0.6% for the 26-week period ended July 3, 2018, attributable to an increase of 1.2% in the average check amount, partially offset by a decrease in transaction count of 0.6% as compared to the same period in the prior year. Company Store comparable sales represents the change in year-over-year sales for all Company Stores opened for at least a full fiscal year.

Franchise and related revenue

Franchise and other revenue for the 13-week and 26-week periods ended July 3, 2018 increased by $0.3 million or 4.8% and $1.0 million or 7.5%, respectively, compared to the 13-week and 26-week periods ended July 4, 2017. The increase was primarily due an increase in franchise comparable store sales of 2.4% for both the 13-week and 26-week periods ended July 3, 2018, respectively.

Advertising fees and other income

Advertising fees and other income for the 13-week and 26-week periods ended July 3, 2018 increased by $5.8 million and $10.4 million, respectively, compared to the 13-week and 26-week periods ended July 4, 2017. Advertising fees and breakage revenue are required to be presented on a gross basis, instead of a net basis as previously presented.

See Note 3 and Note 4 for information on the implementation of Topic 606 and its impact on our Condensed Consolidated Financial Statements.

Cost of Sales

Cost of sales is primarily comprised of produce, dairy, and other products used to make smoothies, bowls and juices and paper products. The following table summarizes cost of sales expenses for the periods indicated (dollars in thousands):

	13-Week Period Ended			26-Week Period Ended
	July 3, 2018	July 4, 2017	% Change	July 3, 2018	July 4, 2017	% Change
Cost of sales	$2,460	$2,928	(16.0)%	$4,662	$5,590	(16.6)%
Percentage of company stores revenue	22.2%	22.1%		22.9%	22.9%

Cost of sales for the 13-week period ended July 3, 2018 as a percentage of Company Store revenue, increased by 0.1% compared to July 4, 2017, primarily due to the introduction of the new products with higher cost structures, partially offset by menu price increases. Cost of sales for the 26-week period ended July 3, 2018 as a percentage of Company Store revenue, was unchanged compared to July 4, 2017, primarily due to reduced merchandise expenses offset by the introduction of the new products with higher cost structures.

Cost of sales for the 13-week and 26-week periods ended July 3, 2018 decreased by $0.5 million and $0.9 million, respectively, compared to July 4, 2017, primarily due to refranchise activity in fiscal 2017.

Labor

Labor costs are comprised of store management salaries and bonuses, hourly team member payroll, training costs and other associated fringe benefits. The following table summarizes labor expenses for the periods indicated (dollars in thousands):

	13-Week Period Ended			26-Week Period Ended
	July 3, 2018	July 4, 2017	% Change	July 3, 2018	July 4, 2017	% Change
Labor	$3,544	$4,281	(17.2)%	$6,934	$8,569	(19.1)%
Percentage of company stores revenue	32.0%	32.3%		34.0%	35.2%

The 0.3% decrease in labor for the 13-week period ended July 3, 2018, as a percentage of Company Store revenue, was primarily attributable to changes in the composition of the store base and menu price increases, partially offset by increased hourly wage rates and usage. The 1.2% decrease in labor for the 26-week period ended July 3, 2018, as a percentage of Company Store revenue, was primarily attributable to changes in the composition of the store base, decreased healthcare costs and menu price increases; partially offset by increased hourly wage rates and usage. Labor cost for the 13-week and 26-week periods ended July 3, 2018 decreased by $0.7 million and $1.6 million compared to July 4, 2017, primarily due to refranchise activity in fiscal 2017.

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property taxes, licenses and property insurance for all Company Store locations. The following table summarizes occupancy expenses for the periods indicated (dollars in thousands):

	13-Week Period Ended			26-Week Period Ended
	July 3, 2018	July 4, 2017	% Change	July 3, 2018	July 4, 2017	% Change
Occupancy	$1,448	$1,711	(15.4)%	$2,851	$3,474	(17.9)%
Percentage of company stores revenue	13.1%	12.9%		14.0%	14.3%

The 0.2% increase in occupancy costs for the 13-week period ended July 3, 2018, as a percentage of Company Store revenue, was primarily due to higher rent and common area maintenance expense, offset by changes in the composition of the store base. The 0.3% decrease in occupancy costs for the 26-week period ended July 3, 2018, as a percentage of Company Store revenue was primarily due to changes in the composition of the store base offset by higher rent expense. Occupancy cost for the 13-week and 26-week period ended July 3, 2018 decreased by $0.3 million and $0.6 million, respectively, compared to July 4, 2017, primarily due to refranchise activity in fiscal 2017.

Store Operating expenses

Store operating expenses consist of various store-level costs such as utilities, marketing, repairs and maintenance, credit card fees and other store operating expenses. The following table summarizes store operating expenses for the periods indicated (dollars in thousands):

	13-Week Period Ended			26-Week Period Ended
	July 3, 2018	July 4, 2017	% Change	July 3, 2018	July 4, 2017	% Change
Store operating	$1,476	$2,531	(41.7)%	$2,897	$4,329	(33.1)%
Percentage of company stores revenue	13.3%	19.1%		14.2%	17.8%

The 5.8% decrease in total store operating expenses for the 13-week period ended July 3, 2018, as a percentage of Company Store revenue was primarily due to lower expense in repair and maintenance, hardware, software and contract services, printing and equipment lease. The decrease of 3.6% in total store operating expenses for the 26-week period ended July 3, 2018, as a percentage of Company Store revenue was primarily due to lower expenses in repair and maintenance, printing hardware, software and contract services, and equipment lease.

Store operating expenses for the 13-week and 26-week periods ended July 3, 2018 decreased by $1.1 million and $1.4 million, respectively, compared to July 4, 2017, primarily due to refranchise activity in fiscal 2017.

General and Administrative (“G&A”)

G&A expenses include costs associated with our corporate headquarters in Frisco, Texas, field supervision, performance related incentives, outside and contract services, accounting and legal fees, travel and travel-related expenses, share-based compensation, settlement, legal costs and other G&A expenses. The following table summarizes G&A expenses for the periods indicated (dollars in thousands):

	13-Week Period Ended			26-Week Period Ended
	July 3, 2018	July 4, 2017	% Change	July 3, 2018	July 4, 2017	% Change
General and administrative	$10,552	$6,757	56.2%	$18,575	$15,358	20.9%
Percentage of total revenue	43.1%	32.9%		40.9%	40.3%

Total G&A expenses for 13-week period ended July 3, 2018, increased by $3.8 million compared to July 4, 2017. The increase in total G&A expenses was related to the adoption of Topic 606, incentive compensation expense and increased share-based compensation expense related to new awards granted during the 13-week period ended July 3, 2018, partially offset by decreases due to efficiencies gained from corporate structure changes resulting from relocation of our corporate office to Frisco, Texas.

Total G&A expenses for 26-week period ended July 3, 2018, increased by $3.2 million compared to July 4, 2017. The increase in total G&A expenses was related to the adoption of Topic 606, increased incentive compensation expense and share-based compensation expense, partially offset by efficiencies gained from corporate structure changes resulting from relocation of our corporate office to Frisco, Texas and lower audit and legal expenses.

See Note 3 and Note 4 for information on the implementation of Topic 606 and its impact on our Condensed Consolidated Financial Statements.

Loss on Disposal of Assets

Loss on disposal of assets includes losses or gains from the sales of related furniture, fixtures and equipment and refranchising of Company Stores. The following table summarizes loss on disposal of assets expenses for the periods indicated (dollars in thousands):

	13-Week Period Ended			26-Week Period Ended
	July 3, 2018	July 4, 2017	% Change	July 3, 2018	July 4, 2017	% Change
Loss on disposal of assets	$5	$392	(98.7)%	$168	$554	(69.7)%
Percentage of total revenue	0.0%	1.9%		0.4%	1.5%

For the 13-week and 26-week periods ended July 3, 2018, the loss on disposal of assets decreased by $0.4 million, respectively, compared to July 4, 2017, primarily due to a decrease in disposal of fixed assets which are related to refranchising Company-owned stores in the Chicago area which completed in fiscal 2017.

Other Operating, Net

Other operating, net consists of gift card-related fees, expenses related to our franchisees, sublease income, international expenses, gain/loss on investments, bad debt expense, and CPG activities.

The following table summarizes other operating, net expenses for the periods indicated (dollars in thousands):

	13-Week Period Ended			26-Week Period Ended
	July 3, 2018	July 4, 2017	% Change	July 3, 2018	July 4, 2017	% Change
Other operating, net	$584	$(867)	(167.4)%	$854	$(791)	(208.0)%
Percentage of total revenue	2.4%	(4.2)%		1.9%	(2.1)%

For the 13-week and 26-week periods ended July 3, 2018, other operating, net increased $1.5 million and $1.6 million, respectively, compared to July 4, 2017. The increase primarily is due to a reclassification to revenue, see Note 3 and Note 4 for information on the implementation of Topic 606 and its impact on our Consolidated Financial Statements and a net increase in gift card expense related to increased gift card activity.

Income Tax Expense

We have recorded income tax expense for the 13-week period ended July 3, 2018 and income tax benefit for the 13-week period ended July 4, 2017, respectively. Our effective income tax rates were (0.6%) and (2.8%) for the 13-week period ended July 3, 2018 and July 4, 2017, respectively. For the 13-week period ended July 3, 2018 and July 4, 2017, the effective tax rates were primarily affected by pretax loss, foreign withholding, and state alternative minimum taxes.

We have recorded income tax expense for both the 26-week period ended July 3, 2018 and July 4, 2017, respectively. Our effective income tax rates were (2.5%) and (2.8%) for the 26-week period ended July 3, 2018 and July 4, 2017, respectively. For the 26-week period ended July 3, 2018 and July 4, 2017 the effective tax rates were pretax loss, foreign withholding, and state alternative minimum taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Summary

The following table summarizes our cash flows for the 26-week periods ended July 3, 2018 and July 4, 2017 (in thousands):

	26-Week Period Ended
	July 3, 2018	July 4, 2017
Cash provided by operating activities	$101	$3,957
Cash used in investing activities	(1,036)	(385)
Cash provided by financing activities	-	541
Net (decrease) increase in cash and cash equivalents	$(935)	$4,113

Liquidity

As of July 3, 2018, we had cash and cash equivalents of $9.1 million compared to $10.0 million as of January 2, 2018. As of July 3, 2018 and January 2, 2018, we had no short term or long term debt. During the 26-week period ended July 4, 2017, our primary source of liquidity was existing cash reserves.

We expect our cash on hand and future cash flows provided by operating activities will be sufficient to fund our working capital, general corporate needs and non-discretionary capital expenditures for at least the next twelve months and the foreseeable future.

We used $2.4 million of cash in the 26-week period ended July 3, 2018 to pay audit and related expenses. We anticipate the usage of cash for incremental audit and related expenses is substantially complete.

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

To acquire the New Credit Agreement, the Company incurred upfront fees, which are being amortized over the term of the Credit Agreement. As of July 3, 2018, the unamortized commitment fee for the New Credit Agreement was not material and is recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

As of July 3, 2018, the Company was in compliance with the financial covenants to the Credit Agreement. Since the inception of the Wells Fargo line of credit and the Credit Agreement, we did not borrow on the facilities and utilized them primarily for collateral against letters of credit, which reduce the amount available to draw. As of July 3, 2018, there were $0.2 million letters of credit outstanding. In the future, we may enter equipment leasing arrangements and incur additional indebtedness as necessary and as permitted under our Credit Agreement. We cannot assure, however, that such financing will be available on favorable terms or at all. The adequacy of our available funds will depend on many factors, including the macroeconomic environment, the operating performance of our Company Stores, the successful expansion of our franchise and licensing programs and the successful rollout and consumer acceptance of our new beverage and food initiatives. Given these factors, our foremost priorities for the near term continue to be preserving and generating cash sufficient to fund our liquidity needs.

Operating Activities

Net cash provided by operating activities was $0.1 million for the 26-week period ended July 3, 2018, compared to $4.0 million provided by operating activities for the 26-week period ended July 4, 2017, reflecting a net decrease in cash flows of $3.9 million. This decrease in cash used by operating activities was primarily due to a net decrease in cash used by operating assets and liabilities (approximately $6.4 million) partially offset by a decrease in net loss after adjustments for noncash items (approximately $2.5 million). Net loss after adjustments for noncash items decreased primarily due to a decrease in net loss and an increase in stock-based compensation for the 26-week period ended July 3, 2018 compared to 2017. The Company expects that operating cash flow will be generated through a combination of company store profitability and franchise royalty fees and a reduced cost structure.

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

Investing Activities

Net cash used in investing activities was $1.0 million for the 26-week period ended July 3, 2018, compared to $0.4 million for the 26-week period ended July 4, 2017. The $0.6 million change in net cash used in investing activities during the 26-week period ended July 3, 2018 was primarily due to a decrease in proceeds from sale of assets and an increase in capital expenditures.

Financing Activities

Net cash provided by financing activities was $0.5 million for the 26-week period ended July 4, 2017 and relates to proceeds received from stock plan activity.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that we are required to make in order to prepare the financial statements. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no significant changes to the policies, except for the adoption of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (see Note 3 and Note 4), and estimates as discussed in our Annual Report on Form 10-K for the year ended January 2, 2018.

Recent Accounting Pronouncements

See Recent Accounting Pronouncements section of Note 3 to our Notes to Condensed Consolidated Financial Statements for information about new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We do not enter into market risk sensitive instruments for trading purposes. We are exposed to financial market risks due primarily to changes in interest rates in our interest bearing accounts. We do not believe a change in interest rate will materially affect our financial position or results of operations. As of July 3, 2018 one percent change of the interest rate would result in an annual change in the results of operations of approximately $0.1 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 3, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f)  and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended July 3, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are party to various legal proceedings arising in the ordinary course of our business. Based on the information currently available, the Company is not currently a party to any legal proceeding that management believes would have a material adverse effect on the consolidated financial position or results of operations.

Item 1A. Risk Factors

Our risk factors are included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2018 and have not materially changed, except as noted below.

Pending Merger with Focus Brands

The announcement and pendency of our agreement to be acquired by the Parent could have an adverse effect on our business.

On August 1, 2018 we entered into an Agreement and Plan of Merger, or the Merger Agreement (the “Merger Agreement”), with Focus Brands Inc., a Delaware corporation (“Parent”), and Jay Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”), under which Merger Sub will be merged with and into us  (the “Merger”), with us continuing as the surviving corporation and wholly-owned subsidiary of Parent after the Merger. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of common stock, par value $0.001 per share (“Shares”), of Jamba issued and outstanding immediately prior to the effective time of the Merger will be cancelled and automatically converted into the right to receive $13.00 in cash, without interest, and subject to any required withholding of taxes.

Uncertainty about the effect of the proposed Merger on our employees, partners and customers may have an adverse effect on our business and operations that may be material to our company. Our employees may experience uncertainty about their roles following the Merger. There can be no assurance we will be able to attract and retain key talent, including senior leaders, to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could have a material adverse effect on our business and operations. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the Merger, which could materially adversely affect our business and operations.

Our partners, suppliers and customers may experience uncertainty associated with the Merger. This uncertainty may affect their current or future business relationships with us. Uncertainty may cause vendors or customers to refrain from purchasing our products, and suppliers may seek to change existing business relationships, which could result in an adverse effect on our business, operations and financial position in a way that may be material to our company.

Pursuant to the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business, including the ability in certain cases to enter into contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures, until the Merger becomes effective or the Merger Agreement is terminated. These restrictions may prevent us from taking actions with respect to our business that we may consider advantageous and result in our inability to respond effectively to competitive pressures and industry developments, and may otherwise harm our business and operations.

The failure to complete the Merger, or any delay in the completing the Merger, could adversely affect our business and stock price.

Completion of the Merger is subject to several conditions beyond our control that may prevent, delay or otherwise adversely affect its completion in a material way, including the tender by our stockholders of at least a majority of the issued and outstanding Shares. In addition, we may be subject to lawsuits on various matters relating to the Merger that seek, among other things, to preliminarily and/or permanently enjoin the Merger and/or rescind the Merger in the event it is consummated. If the Merger or a similar transaction is not completed, or if it is delayed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances specified in the Merger Agreement, we may be required to pay a termination fee in the event the Merger is not consummated. Further, a failure to complete the Merger may result in negative publicity and a negative impression of us in the investment community. Any disruption to our business resulting from the announcement and pendency of the Merger, including any adverse changes in our relationships with our stockholders, customers and suppliers, could continue or accelerate in the event of a failure to complete or delay in consummating the Merger. There can be no assurance that our business, these relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated or if it is delayed.

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

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of August, 2018.

JAMBA, INC.

By:	/s/ David A. Pace
David A. Pace
Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Marie L. Perry
Marie L. Perry
Chief Financial Officer, Chief Administrative Officer, Executive Vice President and Secretary
(Principal Financial Officer and Chief Accounting Officer)